Form 10-Q
period 2023-06-30
FEDERAL NATIONAL MORTGAGE ASSOCIATION FANNIE MAE
filed 2023-08-01
CIK 310522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☑
As of July 14, 2023, there were 1,158,087,567 shares of common stock of the registrant outstanding.

Fannie Mae Second Quarter 2023 Form 10-Q	i

Fannie Mae Second Quarter 2023 Form 10-Q	ii

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
Introduction

Fannie Mae is a leading source of financing for mortgages in the United States. Organized as a government-sponsored enterprise, Fannie Mae is a shareholder-owned corporation. We were chartered by Congress to provide liquidity and stability to the residential mortgage market and to promote access to mortgage credit. Our revenues are primarily driven by guaranty fees we receive for assuming the credit risk on loans underlying the mortgage-backed securities we issue. We do not originate mortgage loans or lend money directly to borrowers. Rather, we work primarily with lenders who originate mortgage loans to borrowers. We acquire and securitize those loans into mortgage-backed securities that we guarantee (which we refer to as Fannie Mae MBS or our MBS).

Fannie Mae Second Quarter 2023 Form 10-Q	1

MD&A | Executive Summary
Executive Summary

Summary of Our Financial Performance

•Net revenues decreased $784 million in the second quarter of 2023 compared with the second quarter of 2022, primarily due to lower net amortization income, partially offset by higher income from portfolios.
◦Lower amortization income was driven by a higher interest-rate environment in the second quarter of 2023, which significantly slowed refinancing activity, driving lower loan prepayment volumes compared with the second quarter of 2022.
◦Higher income from portfolios was primarily driven by higher interest rates in the second quarter of 2023 than in the second quarter of 2022 on securities in our other investments portfolio.
•Net income increased $341 million for the second quarter of 2023 compared with the second quarter of 2022, driven primarily by a shift to benefit for credit losses in the second quarter of 2023 from provision for credit losses in the second quarter of 2022, partially offset by a decrease in net revenues. Our benefit for credit losses in the second quarter of 2023 was driven primarily by increases in actual and forecasted single-family home prices.
•Net worth increased to $69.0 billion as of June 30, 2023 from $64.0 billion as of March 31, 2023. The increase is attributable to $5.0 billion of comprehensive income for the second quarter of 2023.

Fannie Mae Second Quarter 2023 Form 10-Q	2

MD&A | Executive Summary

•Net revenues decreased $1.4 billion in the first half of 2023 compared with the first half of 2022, primarily due to lower net amortization income, partially offset by higher income from portfolios.
◦Lower amortization income was driven by a higher interest-rate environment in the first half of 2023, which significantly slowed refinancing activity, driving lower loan prepayment volumes compared with the first half of 2022.
◦Higher income from portfolios was primarily driven by higher interest rates in the first half of 2023 than in the first half of 2022 on securities in our other investments portfolio.
•Net income decreased $295 million for the first half of 2023 compared with the first half of 2022, driven primarily by lower net revenues and a decrease in fair value gains, partially offset by a shift to benefit for credit losses in the first half of 2023 from provision for credit losses in the first half of 2022 due to increases in actual and forecasted single-family home prices.
•Net worth increased to $69.0 billion as of June 30, 2023 from $60.3 billion as of December 31, 2022. The increase is attributable to $8.8 billion of comprehensive income for the first half of 2023.
Liquidity Provided in the First Half of 2023
Through our single-family and multifamily business segments, we provided $182 billion in liquidity to the mortgage market in the first half of 2023, enabling the financing of approximately 726,000 home purchases, refinancings and rental units.
Fannie Mae Provided $182 Billion in Liquidity in the First Half of 2023

Unpaid Principal Balance	Units

$133B	397K Single-Family Home Purchases

$24B	99K Single-Family Refinancings

$25B	230K Multifamily Rental Units

Fannie Mae Second Quarter 2023 Form 10-Q	3

MD&A | Legislation and Regulation
Legislation and Regulation

The information in this section updates and supplements information regarding legislative, regulatory, conservatorship and other developments affecting our business set forth in “Business—Conservatorship and Treasury Agreements” and “Business—Legislation and Regulation” in our 2022 Form 10-K, as well as in “MD&A—Legislation and Regulation” in our Form 10-Q for the quarter ended March 31, 2023 (“First Quarter 2023 Form 10-Q”). Also see “Risk Factors” in our 2022 Form 10-K for discussions of risks relating to legislative and regulatory matters.
Middle Class Borrower Protection Act of 2023
On May 1, 2023, Fannie Mae implemented changes to our single-family pricing framework that introduced redesigned and recalibrated upfront fee matrices for purchase, rate-term refinance, and cash-out refinance loans. These changes are described in “MD&A—Single-Family Business—Single-Family Business Metrics—Recent and Future Price Changes” in our 2022 Form 10-K and “Single-Family Business—Single-Family Business Metrics—Recent Price Changes” in this report.
On June 23, 2023, the House of Representatives passed the Middle Class Borrower Protection Act of 2023. If enacted, the bill would require the Director of FHFA to revise Fannie Mae and Freddie Mac’s (together, referred to as the “Enterprises”) single-family pricing framework to the version that was in effect immediately before May 1, 2023, and to maintain the revised framework without further adjustment until 90 days after the Government Accountability Office submits a report to Congress on its analysis of the May 1, 2023 pricing changes. After this period, the bill would restrict FHFA’s authority to engage in future pricing changes, including prohibiting any loan-level pricing adjustments based on debt-to-income ratio and requiring FHFA to follow procedures similar to those required for a federal agency issuing a rule under the Administrative Procedure Act when proposing adjustments to the Enterprises’ single-family pricing framework. In addition, the bill would extend by one year (to October 1, 2033) the Enterprises’ obligations under the Temporary Payroll Tax Cut Continuation Act of 2011 to collect 10 basis points in guaranty fees on single-family residential mortgages delivered to us and pay the associated revenue to Treasury.
A companion bill has been introduced in the Senate; however, as of the date of this filing, neither the House nor Senate bill has been considered by the Senate. If either bill is enacted, our single-family guaranty fees on new acquisitions could decline, which could adversely affect our revenues, our ability to improve our capital position and our ability to meet FHFA’s minimum return on equity targets for single-family acquisitions. In addition, the changes in our pricing could significantly affect our single-family loan acquisition volumes, the credit risk profile of our single-family acquisitions, our competitive position, and the type and mix of loans we acquire.
Single-Family Pricing Request for Input
In May 2023, FHFA issued a request for input (“RFI”) on the Enterprises’ single-family pricing framework. The RFI seeks public feedback on the goals and policy priorities that FHFA should pursue in its oversight of the pricing framework, as well as input on the process for setting the Enterprises’ single-family upfront guaranty fees. Specific topics on which FHFA requested input included, among other things, the appropriate long-term commercially reasonable return on capital threshold for the Enterprises to achieve, whether upfront guaranty fees should be eliminated, and whether risk-based pricing should be calibrated to the enterprise regulatory capital framework. As described in “Risk Factors—GSE and Conservatorship Risk” in our 2022 Form 10-K, FHFA’s control over our guaranty fee pricing can constrain our ability to address changing market conditions, pursue certain strategic objectives, or manage the mix of loans we acquire.
Multifamily Tenant Protections Request for Input
In May 2023, FHFA issued an RFI to gather input on tenant protections at multifamily properties with mortgages backed by the Enterprises. The RFI states that FHFA is soliciting public input on issues faced by tenants in multifamily properties, and on any opportunities and potential impacts associated with requiring or encouraging specific tenant protections at multifamily properties backed by the Enterprises.
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

Fannie Mae Second Quarter 2023 Form 10-Q	4

MD&A | Legislation and Regulation
Following our publication of our 2022 stress test results on our website in August 2022, we discovered errors in a model we use to prepare our annual stress test results that affected these results for 2022 and prior years. We have completed our evaluation of the errors relating to our stress test results for 2018 to 2022. We have posted corrected 2022 and 2021 stress test results for the severely adverse scenario on our website. We posted 2022 results on June 12, 2023 and 2021 results on July 27, 2023. We determined the errors for 2018, 2019 and 2020 were not material and therefore will not post revised stress test results for these years.
Quality Control Standards for Automated Valuation Models Proposed Rule
In June 2023, FHFA and five other federal regulatory agencies issued a proposed rule to implement the quality control standards mandated by the Dodd-Frank Act for the use of automated valuation models (referred to as “AVMs”) by mortgage originators and secondary market issuers in determining the collateral worth of a mortgage secured by a consumer’s principal dwelling. Under the proposed rule, the agencies would require institutions that engage in certain credit decisions or securitization determinations to adopt policies, practices, procedures and control systems to: ensure that AVMs used to determine the value of mortgage collateral in these transactions adhere to quality control standards designed to ensure a high level of confidence in the estimates produced by AVMs; protect against the manipulation of data; seek to avoid conflicts of interest; require random sample testing and reviews; and comply with applicable nondiscrimination laws.
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
Selected Benchmark Interest Rates

6.71%
5.70%
5.63%
5.55%
4.38%
5.09%
3.86%
3.02%
3.09%
3.84%
3.01%
2.29%
1.50%
1.83%
1.47%
1.43%
0.15%
0.05%
06/30/21
09/30/21
12/31/21
03/31/22
06/30/22
09/30/22
12/31/22
03/31/23
6/30/2023
30-year FRM rate¹
30-year Fannie Mae MBS par coupon rate²
10-year Treasury rate²
10-year swap rate²
3-month London Inter-Bank Offered Rate (LIBOR)²
Secured Overnight Financing Rate (SOFR)³

(1)Refers to the U.S. weekly average fixed-rate mortgage rate according to Freddie Mac's Primary Mortgage Market Survey®. These rates are reported using the latest available data for a given period.
(2)According to Bloomberg. The final U.S. dollar LIBOR bank panel ended on June 30, 2023.
(3)Refers to the daily rate per the Federal Reserve Bank of New York.

Fannie Mae Second Quarter 2023 Form 10-Q	5

MD&A | Key Market Economic Indicators
How Interest Rates Can Affect Our Financial Results
•Net interest income. In a rising interest-rate environment, our mortgage loans generally prepay more slowly as borrowers are less likely to refinance. We amortize various cost basis adjustments over the life of the mortgage loan, including those relating to certain upfront fees we receive at the time we acquire single-family loans. As a result, prepayment of a loan results in an accelerated realization of those upfront fees as income. Therefore, as loan prepayments slow, the accelerated realization of amortization income also slows. Conversely, in a declining interest-rate environment, our mortgage loans generally prepay faster as borrowers are more likely to refinance, typically resulting in the opposite trend of higher amortization income from cost basis adjustments on mortgage loans. Interest rates also affect the amount of interest income we earn on our assets. Our other investments portfolio and our retained mortgage portfolio typically earn more interest income in a higher interest-rate environment and less interest income in a lower interest-rate environment, which, depending on the size of these portfolios, can impact the amount of interest income we recognize during the period. See “Consolidated Results of Operations—Net Interest Income” for a discussion of how interest rate changes impacted our financial results.
•Fair value gains (losses). We have exposure to fair value gains and losses resulting from changes in interest rates, primarily through our mortgage commitment derivatives and risk management derivatives, which we mark to market through earnings. Fair value gains and losses on our mortgage commitment derivatives fluctuate depending on how interest rates and prices move between the time a commitment is opened and when it settles. The net position and composition across the yield curve of our risk management derivatives changes over time. As a result, interest rate changes (increases or decreases) and yield curve changes (parallel, steepening or flattening shifts) will generate varying amounts of fair value gains or losses in a given period. For more information about fair value gains (losses), including the impact of hedge accounting, see “Consolidated Results of Operations—Fair Value Gains, Net.”
•Benefit (provision) for credit losses. Increases in mortgage interest rates tend to lengthen the expected lives of our loans as borrowers are less likely to refinance, which generally increases the expected impairment and provision for credit losses on loans. Decreases in mortgage interest rates tend to shorten the expected lives of our loans as borrowers are more likely to refinance, which generally reduces the impairment and provision for credit losses on such loans. For more information on benefit (provision) for credit losses, see “Consolidated Results of Operations—Benefit (Provision) for Credit Losses.”

Single-Family Quarterly Home Price Growth (Decline) Rate(1)

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

Fannie Mae Second Quarter 2023 Form 10-Q	6

MD&A | Key Market Economic Indicators
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
•Home prices on a national basis grew by 5.0% in the first half of 2023. We forecast home prices will decline in the second half of 2023; however, as a result of the strong home price growth in the first half of the year, we forecast national home price growth of 3.9% for the full year of 2023. We expect regional variation in home price changes.
New Housing Starts(1)

3.0%
(1.1)%
2.0%
(0.7)%
11.4%
(8.3)%
(16.9)%
(5.7)%
(1.9)%
(6.1)%
1,635
1,446
1,406
1,386
1,447
551
545
556
552
518
1,084
901
850
834
929
2Q22
3Q22
4Q22
1Q23
2Q23
% quarterly change in multifamily housing starts
% quarterly change in single-family housing starts
Multifamily starts (in thousands of units)
Single-family starts (in thousands)

(1)According to the U.S. Census Bureau and subject to revision.
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

Fannie Mae Second Quarter 2023 Form 10-Q	7

MD&A | Key Market Economic Indicators
reduced pace of construction is often associated with a broader economic slowdown and may signal expected increases in delinquency and losses on defaulted loans.
•Although we expect continued increases in new home construction and new home sales over the short term, we expect total home sales to decrease due to a decline in sales of existing homes. We expect existing home sales to decline due to the reluctance of existing homeowners to give up their low mortgage rates and the likelihood of a recession beginning in the fourth quarter of 2023 or the first quarter of 2024.
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
•GDP increased in the first half of 2023. We expect that a modest recession is likely to occur beginning in the fourth quarter of 2023 or the first quarter of 2024, resulting in an increase in the unemployment rate. We expect our economic outlook will be influenced by a number of factors that are subject to change, such as the persistence of inflationary pressures, the speed at which expected monetary policy tightening is adjusted and the risk of further financial market disruptions.

Fannie Mae Second Quarter 2023 Form 10-Q	8

MD&A | Key Market Economic Indicators
•Stress in the banking sector, particularly for regional banks with significant exposure to commercial real estate, could further tighten bank credit conditions, dampen consumer and business confidence, and lead to reduced consumer spending, business investment, and hiring activity.
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

Summary of Condensed Consolidated Results of Operations
	For the Three Months Ended June 30,			For the Six Months Ended June 30,

	2023	2022	Variance	2023	2022	Variance
	(Dollars in millions)
Net interest income	$7,035	$7,808	$(773)	$13,821	$15,207	$(1,386)
Fee and other income	70	81	(11)	133	164	(31)
Net revenues	7,105	7,889	(784)	13,954	15,371	(1,417)
Investment gains (losses), net	25	(49)	74	(42)	(151)	109
Fair value gains, net	404	529	(125)	608	1,009	(401)
Administrative expenses	(864)	(795)	(69)	(1,732)	(1,603)	(129)
Benefit (provision) for credit losses	1,266	(218)	1,484	1,134	(458)	1,592
TCCA fees(1)	(856)	(841)	(15)	(1,711)	(1,665)	(46)
Credit enhancement expense(2)	(384)	(332)	(52)	(725)	(610)	(115)
Change in expected credit enhancement recoveries(3)	(160)	(47)	(113)	(40)	13	(53)
Other expenses, net(4)	(257)	(261)	4	(387)	(458)	71
Income before federal income taxes	6,279	5,875	404	11,059	11,448	(389)
Provision for federal income taxes	(1,285)	(1,222)	(63)	(2,293)	(2,387)	94
Net income	$4,994	$4,653	$341	$8,766	$9,061	$(295)
Total comprehensive income	$4,995	$4,649	$346	$8,767	$9,050	$(283)
(1)TCCA fees refers to the expense recognized as a result of the 10 basis point increase in guaranty fees on all single-family residential mortgages delivered to us on or after April 1, 2012 pursuant to the Temporary Payroll Tax Cut Continuation Act of 2011 and as extended by the Infrastructure Investment and Jobs Act, which we remit to Treasury. For more information on TCCA fees, see “Note 1, Summary of Significant Accounting Policies—Related Parties—Transactions with Treasury” in our 2022 Form 10-K.
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

Fannie Mae Second Quarter 2023 Form 10-Q	9

MD&A | Consolidated Results of Operations
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
The timing of when we recognize the upfront fees received on loan acquisitions as amortization income can vary based on a number of factors, the most significant of which is a change in mortgage interest rates. Although we amortize these upfront fees over the contractual life of the mortgage loan, when a loan prepays, the remaining upfront fees on the loan are recognized as income in that period. As a result, in a declining interest-rate environment, our mortgage loans generally prepay faster as borrowers are more likely to refinance, typically resulting in higher amortization income as it accelerates the realization of those upfront fees as income. Conversely, in a rising interest-rate environment, our mortgage loans generally prepay more slowly as borrowers are less likely to refinance, which typically results in lower amortization income as those upfront fees are amortized over a longer period of time.
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
We recognize the effects of hedge accounting as a component of net interest income, as demonstrated in the table below. As of June 30, 2023, we had $4.2 billion in net cumulative fair value hedge basis adjustments, which will be amortized as net expenses over the remaining contractual life of the respective hedged items in the “Income (expense) from hedge accounting” line item in the table below. The substantial majority of these hedge basis adjustments relate to our funding debt. See “Fair Value Gains, Net” below and “Note 8, Derivative Instruments” in this report for more information about our hedge accounting program, as well as “Note 1, Summary of Significant Accounting Policies” in our 2022 Form 10-K.

Fannie Mae Second Quarter 2023 Form 10-Q	10

MD&A | Consolidated Results of Operations
The table below displays the components of our net interest income from our guaranty book of business, which we discuss in “Guaranty Book of Business,” and from our portfolios, as well as from hedge accounting.

Components of Net Interest Income
	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2023	2022	Variance	2023	2022	Variance
	(Dollars in millions)
Net interest income from guaranty book of business:
Base guaranty fee income(1)	$4,025	$4,078	$(53)	$8,017	$7,975	$42
Base guaranty fee income related to TCCA(2)	856	841	15	1,711	1,665	46
Net amortization income(3)	888	2,121	(1,233)	1,669	4,495	(2,826)
Total net interest income from guaranty book of business	5,769	7,040	(1,271)	11,397	14,135	(2,738)
Net interest income from portfolios(4)	1,568	711	857	2,958	953	2,005
Income (expense) from hedge accounting	(302)	57	(359)	(534)	119	(653)
Total net interest income	$7,035	$7,808	$(773)	$13,821	$15,207	$(1,386)

Income (expense) from hedge accounting included in net interest income:
Fair value losses on designated risk management derivatives in fair value hedges	$(371)	$(231)	$(140)	$(153)	$(1,528)	$1,375
Fair value gains on hedged mortgage loans held for investment and debt of Fannie Mae(5)	525	404	121	463	1,789	(1,326)
Contractual interest income (expense) accruals related to interest-rate swaps designated as hedging instruments	(266)	(2)	(264)	(469)	37	(506)
Discontinued hedge-related basis adjustment amortization	(190)	(114)	(76)	(375)	(179)	(196)
Total income (expense) from hedge accounting in net interest income	$(302)	$57	$(359)	$(534)	$119	$(653)
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
(4)Includes interest income from assets held in our retained mortgage portfolio and our other investments portfolio, as well as other assets used to support lender liquidity. Also includes interest expense associated with the debt that funds those assets and our outstanding Connecticut Avenue Securities debt.
(5)Amounts are recorded as cost basis adjustments on the hedged loans or debt and amortized over the hedged item’s remaining contractual life beginning at the termination of the hedging relationship. See “Note 8, Derivative Instruments” for additional information on the effect of our fair value hedge accounting program and related disclosures.
Net interest income decreased in the second quarter and first half of 2023 compared with the second quarter and first half of 2022, primarily as a result of lower net amortization income partially offset by higher income from portfolios.
•Lower net amortization income. Throughout the second quarter and first half of 2023, we were in a higher interest-rate environment and observed significantly lower volumes of refinancing activity compared with the second quarter and first half 2022, which drove fewer loan prepayments. As a result, we had lower amortization income in the second quarter and first half of 2023 compared with the second quarter and first half of 2022.

Fannie Mae Second Quarter 2023 Form 10-Q	11

MD&A | Consolidated Results of Operations
•Higher income from portfolios. Higher income from portfolios in the second quarter and first half of 2023 compared with the second quarter and first half of 2022 was primarily driven by higher interest rates in the first half of 2023 than in the first half of 2022 on securities in our other investments portfolio, primarily U.S. Treasuries and securities purchased under agreements to resell. This was partially offset by higher interest expense on funding debt, also as a result of higher interest rates. See “Liquidity and Capital Management—Liquidity Management—Other Investments Portfolio” for more information about our other investments portfolio.
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
As of June 29, 2023, the U.S. weekly average interest rate for a single-family 30-year fixed-rate mortgage was 6.71%, according to Freddie Mac’s Primary Mortgage Market Survey®. Ninety percent of our single-family conventional guaranty book of business as of June 30, 2023 had an interest rate below 5.50%, resulting in a low likelihood these loans would refinance at current rates. In addition, over 70% of our single-family conventional guaranty book of business as of June 30, 2023 had an interest rate below 4.00%. Accordingly, even if interest rates decline meaningfully from current levels, most of the borrowers whose loans are in our single-family conventional guaranty book of business still would not be incentivized to refinance.
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

Analysis of Net Interest Income and Yield(1)
	For the Three Months Ended June 30,
	2023			2022
	Average Balance	Interest Income/ (Expense)	Average Rates Earned/Paid	Average Balance	Interest Income/ (Expense)	Average Rates Earned/Paid
	(Dollars in millions)
Interest-earning assets:
Mortgage loans of Fannie Mae	$51,961	$611	4.70%	$63,702	$945	5.93%
Mortgage loans of consolidated trusts	4,075,543	32,044	3.15	4,021,070	28,137	2.80
Total mortgage loans(2)	4,127,504	32,655	3.16	4,084,772	29,082	2.85
Investments in securities(3)	117,921	1,101	3.73	136,680	318	0.93
Securities purchased under agreements to resell	41,131	524	5.10	16,171	28	0.69
Advances to lenders	3,798	60	6.32	5,508	27	1.96
Total interest-earning assets	$4,290,354	$34,340	3.20%	$4,243,131	$29,455	2.78%
Interest-bearing liabilities:
Short-term funding debt	$14,841	$(183)	4.93%	$3,125	$(5)	0.64%
Long-term funding debt	119,572	(936)	3.13	143,064	(539)	1.51
CAS debt	4,319	(109)	10.09	10,046	(128)	5.10
Total debt of Fannie Mae	138,732	(1,228)	3.54	156,235	(672)	1.72
Debt securities of consolidated trusts held by third parties	4,078,979	(26,077)	2.56	4,024,468	(20,975)	2.08
Total interest-bearing liabilities	$4,217,711	$(27,305)	2.59%	$4,180,703	$(21,647)	2.07%
Net interest income/net interest yield		$7,035	0.66%		$7,808	0.74%

Fannie Mae Second Quarter 2023 Form 10-Q	12

MD&A | Consolidated Results of Operations

	For the Six Months Ended June 30,
	2023			2022
	Average Balance	Interest Income/ (Expense)	Average Rates Earned/Paid	Average Balance	Interest Income/ (Expense)	Average Rates Earned/Paid
	(Dollars in millions)
Interest-earning assets:
Mortgage loans of Fannie Mae	$52,251	$1,218	4.66%	$65,006	$1,574	4.84%
Mortgage loans of consolidated trusts	4,074,813	63,574	3.12	3,983,347	54,650	2.74
Total mortgage loans(2)	4,127,064	64,792	3.14	4,048,353	56,224	2.78
Investments in securities(3)	116,882	2,082	3.54	146,941	484	0.66
Securities purchased under agreements to resell	38,951	942	4.81	18,260	34	0.37
Advances to lenders	3,082	94	6.07	6,233	53	1.69
Total interest-earning assets	$4,285,979	$67,910	3.17%	$4,219,787	$56,795	2.69%
Interest-bearing liabilities:
Short-term funding debt	$12,733	$(302)	4.72%	$4,019	$(6)	0.30%
Long-term funding debt	119,016	(1,744)	2.93	158,158	(1,089)	1.38
CAS debt	4,727	(232)	9.82	10,444	(247)	4.73
Total debt of Fannie Mae	136,476	(2,278)	3.34	172,621	(1,342)	1.55
Debt securities of consolidated trusts held by third parties	4,078,066	(51,811)	2.54	3,995,645	(40,246)	2.01
Total interest-bearing liabilities	$4,214,542	$(54,089)	2.57%	$4,168,266	$(41,588)	2.00%
Net interest income/net interest yield		$13,821	0.64%		$15,207	0.72%
(1)    Includes the effects of discounts, premiums and other cost basis adjustments.
(2)    Average balance includes mortgage loans on nonaccrual status. Interest income from yield maintenance revenue and the amortization of loan fees, primarily consisting of upfront cash fees, was $746 million and $1.4 billion, respectively, for the second quarter of 2023 and first half of 2023, compared with $1.4 billion and $3.2 billion, respectively, for the second quarter of 2022 and first half of 2022.
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
Deferred Amortization Income Represented by Net Premium Position
on Debt of Consolidated Trusts
(Dollars in billions)

Fannie Mae Second Quarter 2023 Form 10-Q	13

MD&A | Consolidated Results of Operations
Fair Value Gains, Net
The estimated fair value of our derivatives, trading securities and other financial instruments carried at fair value may fluctuate substantially from period to period because of changes in interest rates, the yield curve, spreads and implied volatility, as well as activity related to these financial instruments.
We apply fair value hedge accounting to reduce earnings volatility in our financial statements driven by changes in benchmark interest rates. Accordingly, we recognize the fair value gains and losses and the contractual interest income and expense associated with risk management derivatives designated in qualifying hedging relationships in net interest income. For more information about our hedge accounting program, see “Impact of Hedge Accounting on Fair Value Gains (Losses), Net” below and “Note 8, Derivative Instruments” in this report, as well as “Market Risk Management, including Interest-Rate Risk Management” and “Note 1, Summary of Significant Accounting Policies” in our 2022 Form 10-K.
The table below displays the components of our fair value gains and losses.

Fair Value Gains, Net
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in millions)
Risk management derivatives fair value gains (losses) attributable to:
Net contractual interest expense on interest-rate swaps	$(394)	$(30)	$(775)	$(2)
Net change in fair value during the period	505	(219)	692	(1,702)
Impact of hedge accounting(1)	637	233	622	1,491
Risk management derivatives fair value gains (losses), net	748	(16)	539	(213)
Mortgage commitment derivatives fair value gains, net	198	844	84	2,416
Credit enhancement derivatives fair value gains (losses), net	29	(29)	14	(51)
Total derivatives fair value gains, net	975	799	637	2,152
Trading securities gains (losses), net	(723)	(665)	23	(2,435)
Long-term debt fair value gains (losses), net	219	558	(50)	1,637
Other, net(2)	(67)	(163)	(2)	(345)
Fair value gains, net	$404	$529	$608	$1,009
(1)The “Impact of hedge accounting” reflected in this table shows the net gain or loss from swaps in hedging relationships plus any accrued interest during the applicable periods.
(2)Consists primarily of fair value gains and losses on mortgage loans held at fair value.
Fair value gains, net in the second quarter of 2023 were primarily driven by gains on:
•risk management derivatives due to rising interest rates; and
•long-term debt of consolidated trusts held at fair value due to rising interest rates and widening of the secondary spread, which is the spread between the 30-year MBS current coupon yield and 10-year U.S. Treasury rate.
These gains were partially offset by losses on trading securities, primarily driven by rising interest rates, which resulted in losses on fixed-rate securities as prices fell.
Fair value gains, net in the first half of 2023 were primarily driven by rising interest rates, which drove gains on risk management derivatives.
Fair value gains, net in the second quarter and first half of 2022 were primarily driven by:
•increases in the fair value of mortgage commitment derivatives due to gains on commitments to sell mortgage-related securities as prices decreased during the commitment period due to rising interest rates and widening of the secondary spread; and
•gains on the fair value of long-term debt of consolidated trusts held at fair value, also due to rising interest rates and widening of the secondary spread.

Fannie Mae Second Quarter 2023 Form 10-Q	14

MD&A | Consolidated Results of Operations
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

Impact of Hedge Accounting on Fair Value Gains (Losses), Net
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in millions)
Net contractual interest income (expense) accruals related to interest-rate swaps designated as hedging instruments recognized in net interest income	$(266)	$(2)	$(469)	$37
Fair value losses on derivatives designated as hedging instruments recognized in net interest income	(371)	(231)	(153)	(1,528)
Fair value losses, net recognized in net interest income (expense) from hedge accounting	$(637)	$(233)	$(622)	$(1,491)
Benefit (Provision) for Credit Losses
Our benefit or provision for credit losses can vary substantially from period to period based on a number of factors, such as changes in actual and forecasted home prices or property valuations, fluctuations in actual and forecasted interest rates, borrower payment behavior, events such as natural disasters or pandemics, the types, volume and effectiveness of our loss mitigation activities, including forbearances and loan modifications, the volume of foreclosures completed and the volume and pricing of loans redesignated from held for investment (“HFI”) to held for sale (“HFS”). The benefit or provision for credit losses includes our benefit or provision for loan losses, accrued interest receivable losses, our guaranty loss reserves and credit losses on our available-for-sale (“AFS”) debt securities.
Our benefit or provision for credit losses and our related loss reserves can also be impacted by updates to the models, assumptions and data used in determining our allowance for loan losses. Although we believe the estimates underlying our allowance as of June 30, 2023 are reasonable, they are subject to uncertainty. Changes in future economic conditions and loan performance from our current expectations may result in volatility in our allowance for loan losses and, as a result, our benefit or provision for credit losses. See “Critical Accounting Estimates” for additional information about how our estimate of credit losses is subject to uncertainty.

Fannie Mae Second Quarter 2023 Form 10-Q	15

MD&A | Consolidated Results of Operations
The table below provides a quantitative analysis of the drivers of our single-family and multifamily benefit or provision for credit losses and the change in expected credit enhancement recoveries. Many of the drivers that contribute to our benefit or provision for credit losses overlap or are interdependent. The attribution shown below is based on internal allocation estimates.

Components of Benefit (Provision) for Credit Losses and Change in Expected Credit Enhancement Recoveries
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in millions)
Single-family benefit (provision) for credit losses:
Changes in loan activity(1)	$(390)	$(252)	$(740)	$(591)
Redesignation of loans from HFI to HFS	—	(54)	—	(4)
Actual and forecasted home prices	1,724	272	2,104	538
Actual and projected interest rates	(146)	(288)	(24)	(891)
Release of economic concessions(2)	17	203	44	603
Other(3)	213	(87)	81	(131)
Single-family benefit (provision) for credit losses	1,418	(206)	1,465	(476)
Multifamily benefit (provision) for credit losses:
Changes in loan activity(1)	(74)	21	(84)	11
Actual and projected interest rates	(65)	(112)	8	(161)
Actual and projected economic data(4)	(121)	82	(303)	88
Other(3)	108	(3)	48	80
Multifamily benefit (provision) for credit losses	(152)	(12)	(331)	18
Total benefit (provision) for credit losses(5)	$1,266	$(218)	$1,134	$(458)

Change in expected credit enhancement recoveries for active loans:
Single-family	$(223)	$(43)	$(128)	$26
Multifamily	63	(4)	81	(13)
Change in expected credit enhancement recoveries for active loans	$(160)	$(47)	$(47)	$13
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
(2)Represents the benefit from the release of economic concessions related to loans previously designated as troubled debt restructurings that received loss mitigation arrangements during the period.
(3)Includes provision for allowance on accrued interest receivable. For single-family, also includes any benefit or provision for our guaranty loss reserves that are not separately included in the other components.
(4)Primarily consists of changes attributed to projected property net operating income, actual and projected property values, and labor market forecasts.
(5)For purposes of this attribution table, credit losses on AFS securities are excluded.

Fannie Mae Second Quarter 2023 Form 10-Q	16

MD&A | Consolidated Results of Operations
Single-Family Benefit (Provision) for Credit Losses
Our single-family benefit for credit losses in the second quarter and first half of 2023 was primarily driven by a benefit from actual and forecasted home price growth, partially offset by a provision from changes in loan activity, as described in more detail below:
•Benefit from actual and forecasted home price growth. During the second quarter and first half of 2023, we observed strong actual home price appreciation. In addition, our updated 2023 home price forecast changed from our prior estimate, resulting in a shift to positive home price appreciation for the year. Higher home prices decrease the likelihood that loans will default and reduce the amount of losses on loans that do default, which impacts our estimate of losses and ultimately reduces our loss reserves and provision for credit losses. See “Key Market Economic Indicators” for additional information about how home prices affect our credit loss estimates, including a discussion of home price growth and declines, and our home price forecast. Also see “Critical Accounting Estimates” for more information about our home price forecast.
•Provision from changes in loan activity, which includes provision on newly acquired loans. The portion of our single-family acquisitions consisting of purchase loans increased in the second quarter and first half of 2023 compared with the second quarter and first half of 2022. As our acquisitions consisted of a greater percentage of purchase loans, which generally have higher origination loan to value (“LTV”) ratios than refinance loans, the credit profile of our acquisitions weakened. This factor drove a higher estimated risk of default and loss severity in the allowance and therefore a higher credit loss provision for those loans at the time of acquisition. See “Single-Family Business—Single-Family Mortgage Credit Risk Management” for more information on our single-family loan acquisitions in the second quarter and first half of 2023.
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
Some of the provision from increased actual and projected interest rates in the first half of 2022 was offset by a benefit from actual and forecasted home price growth. While home price growth was strong in the second quarter and first half of 2022, some market indicators at that time suggested that home price growth may have been moderating at a faster pace than indicated by our home price forecast, which reduced the benefit from home price growth recognized in the second quarter and first half of 2022.
Multifamily Benefit (Provision) for Credit Losses
Our multifamily provision for credit losses for the second quarter and first half of 2023 was primarily driven by decreases in estimated multifamily property values. This resulted in higher estimated LTV ratios on the loans in our multifamily guaranty book of business, which increased our estimate of expected credit losses on these loans. This provision is included in the “actual and projected economic data” line item in the table above.
See “Multifamily Business—Multifamily Mortgage Credit Risk Management—Multifamily Portfolio Monitoring” for a discussion of risks within specific property types that we are monitoring, including a discussion of seniors housing loans and loans with adjustable-rates.
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

Fannie Mae Second Quarter 2023 Form 10-Q	17

MD&A | Consolidated Balance Sheet Analysis
Consolidated Balance Sheet Analysis

This section discusses our condensed consolidated balance sheets and should be read together with our condensed consolidated financial statements and the accompanying notes.

Summary of Condensed Consolidated Balance Sheets
	As of
	June 30, 2023	December 31, 2022	Variance
	(Dollars in millions)
Assets
Cash and cash equivalents and securities purchased under agreements to resell	$85,279	$72,552	$12,727
Restricted cash and cash equivalents	27,206	29,854	(2,648)
Investments in securities, at fair value	51,231	50,825	406
Mortgage loans:
Of Fannie Mae	50,293	54,085	(3,792)
Of consolidated trusts	4,080,814	4,071,698	9,116
Allowance for loan losses	(9,982)	(11,347)	1,365
Mortgage loans, net of allowance for loan losses	4,121,125	4,114,436	6,689
Deferred tax assets, net	11,990	12,911	(921)
Other assets	26,879	24,710	2,169
Total assets	$4,323,710	$4,305,288	$18,422
Liabilities and equity
Debt:
Of Fannie Mae	$137,696	$134,168	$3,528
Of consolidated trusts	4,094,654	4,087,720	6,934
Other liabilities	22,316	23,123	(807)
Total liabilities	4,254,666	4,245,011	9,655
Fannie Mae stockholders’ equity:
Senior preferred stock	120,836	120,836	—
Other net deficit	(51,792)	(60,559)	8,767
Total equity	69,044	60,277	8,767
Total liabilities and equity	$4,323,710	$4,305,288	$18,422
Cash and Cash Equivalents and Securities Purchased Under Agreements to Resell
Cash and cash equivalents and securities purchased under agreements to resell increased from December 31, 2022 to June 30, 2023 primarily driven by our corporate debt issuances outpacing maturities, proceeds from the sale of securities and loans, and the continued accumulation of earnings retained from our operations. For further discussion, see “Liquidity and Capital Management—Liquidity Management.”
Mortgage Loans, Net of Allowance
The mortgage loans reported in our condensed consolidated balance sheets are classified as either HFS or HFI and include loans owned by Fannie Mae and loans held in consolidated trusts.
Mortgage loans, net of allowance for loan losses modestly increased from December 31, 2022 to June 30, 2023, driven primarily by acquisition volumes being higher than loan paydowns during the first half of 2023, as well as a decline in our allowance for loan losses.
For additional information on our mortgage loans, see “Note 3, Mortgage Loans,” and for additional information on changes in our allowance for loan losses, see “Note 4, Allowance for Loan Losses.”
Debt
The increase in debt of Fannie Mae from December 31, 2022 to June 30, 2023 was due to new issuances outpacing redemptions. The increase in debt of consolidated trusts from December 31, 2022 to June 30, 2023 was primarily driven

Fannie Mae Second Quarter 2023 Form 10-Q	18

MD&A | Consolidated Balance Sheet Analysis
by sales of Fannie Mae MBS, which also includes sales of Fannie Mae MBS that were previously held in our retained mortgage portfolio. Sales of Fannie Mae MBS are accounted for as issuances of debt of consolidated trusts in our condensed consolidated balance sheets, since the MBS certificate ownership is transferred from us to a third party. See “Liquidity and Capital Management—Liquidity Management—Debt Funding” for a summary of activity in short-term and long-term debt of Fannie Mae. Also see “Note 7, Short-Term and Long-Term Debt” for additional information on our total outstanding debt.
Stockholders’ Equity
Our stockholders’ equity (also referred to as our net worth) increased to $69.0 billion as of June 30, 2023, compared with $60.3 billion as of December 31, 2022, due to the $8.8 billion in comprehensive income recognized during the first half of 2023.
The aggregate liquidation preference of the senior preferred stock increased to $185.5 billion as of June 30, 2023 from $181.8 billion as of March 31, 2023, due to the $3.8 billion increase in our net worth in the first quarter of 2023. The aggregate liquidation preference of the senior preferred stock will further increase to $190.5 billion as of September 30, 2023 due to the $5.0 billion increase in our net worth in the second quarter of 2023. For more information about how this liquidation preference is determined, see “Business—Conservatorship and Treasury Agreements—Treasury Agreements—Senior Preferred Stock” in our 2022 Form 10-K and “Liquidity and Capital Management—Capital Management—Capital Activity” in this report.
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
•Other represents assets that were previously purchased for investment purposes. The majority of the balance of “Other” as of June 30, 2023 consisted of Fannie Mae reverse mortgage securities and reverse mortgage loans. We expect the amount of assets in “Other” will continue to decline over time as they liquidate, mature or are sold.
Retained Mortgage Portfolio
(Dollars in billions)

Fannie Mae Second Quarter 2023 Form 10-Q	19

MD&A | Retained Mortgage Portfolio
The table below displays the components of our retained mortgage portfolio, measured by unpaid principal balance. Based on the nature of the asset, these balances are included in either “Investments in securities, at fair value” or “Mortgage loans, net of allowance for loan losses” in our “Summary of Condensed Consolidated Balance Sheets” table above.

Retained Mortgage Portfolio
	As of
	June 30, 2023	December 31, 2022
	(Dollars in millions)
Lender liquidity:
Agency securities(1)	$23,367	$16,410
Mortgage loans	7,256	7,329
Total lender liquidity	30,623	23,739
Loss mitigation mortgage loans(2)	36,510	38,458
Other:
Reverse mortgage loans(3)	4,755	6,565
Mortgage loans	3,306	3,365
Reverse mortgage securities(4)	3,600	4,811
Other(5)	690	804
Total other	12,351	15,545
Total retained mortgage portfolio	$79,484	$77,742

Retained mortgage portfolio by segment:
Single-family mortgage loans and mortgage-related securities	$74,019	$73,769
Multifamily mortgage loans and mortgage-related securities	$5,465	$3,973
(1)Consists of Fannie Mae, Freddie Mac and Ginnie Mae mortgage-related securities, including Freddie Mac securities guaranteed by Fannie Mae. Excludes Fannie Mae and Ginnie Mae reverse mortgage securities and Fannie Mae-wrapped private-label securities.
(2)Includes single-family loans on nonaccrual status of $6.8 billion and $7.1 billion as of June 30, 2023 and December 31, 2022, respectively. Also includes multifamily loans on nonaccrual status of $1.0 billion and $243 million as of June 30, 2023 and December 31, 2022, respectively.
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
We include 10% of the notional value of the interest-only securities we hold in calculating the size of the retained portfolio for the purpose of determining compliance with the senior preferred stock purchase agreement retained portfolio limits and associated FHFA guidance. As of June 30, 2023, 10% of the notional value of our interest-only securities was $1.6 billion, which is not included in the table above.
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
In support of our loss mitigation strategies, we purchased $4.5 billion of loans from our single-family MBS trusts in the first half of 2023, the substantial majority of which were delinquent, compared with $11.2 billion of loans purchased from single-family MBS trusts in the first half of 2022. We expect the amount of loans we buy out of trusts will decrease in 2023 relative to the prior year as loans exiting COVID-19-related forbearance drove a higher number of loan modifications in 2022. The size of our retained mortgage portfolio will be impacted by the volume of loans we ultimately buy, the timing of those purchases, and the length of time those loans remain in our retained mortgage portfolio.

Fannie Mae Second Quarter 2023 Form 10-Q	20

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
The table below displays the composition of our guaranty book of business based on unpaid principal balance.

Composition of Fannie Mae Guaranty Book of Business
	As of
	June 30, 2023			December 31, 2022
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Conventional guaranty book of business(1)	$3,649,552	$456,029	$4,105,581	$3,646,981	$442,067	$4,089,048
Government guaranty book of business(2)	9,879	550	10,429	12,450	572	13,022
Guaranty book of business	3,659,431	456,579	4,116,010	3,659,431	442,639	4,102,070
Freddie Mac securities guaranteed by Fannie Mae(3)	224,877	—	224,877	234,023	—	234,023
Total Fannie Mae guarantees	$3,884,308	$456,579	$4,340,887	$3,893,454	$442,639	$4,336,093
(1)Refers to mortgage loans and mortgage-related securities that are not guaranteed or insured, in whole or in part, by the U.S. government.
(2)Refers to mortgage loans and mortgage-related securities guaranteed or insured, in whole or in part, by the U.S. government.
(3)Consists of off-balance sheet arrangements of approximately (i) $186.6 billion and $193.9 billion in unpaid principal balance of Freddie Mac-issued UMBS backing Fannie Mae-issued Supers as of June 30, 2023 and December 31, 2022, respectively; and (ii) $38.3 billion and $40.1 billion in unpaid principal balance of Freddie Mac securities backing Fannie Mae-issued REMICs as of June 30, 2023 and December 31, 2022, respectively. See “Liquidity and Capital Management—Liquidity Management—Off-Balance Sheet Arrangements” for more information regarding our maximum exposure to loss on consolidated Fannie Mae MBS and Freddie Mac securities.

Fannie Mae Second Quarter 2023 Form 10-Q	21

MD&A | Guaranty Book of Business
The Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended, including by the Housing and Economic Recovery Act of 2008 (together, the “GSE Act”) requires us to set aside each year an amount equal to 4.2 basis points of the unpaid principal balance of our new business purchases and to pay this amount to specified U.S. Department of Housing and Urban Development (“HUD”) and Treasury funds in support of affordable housing. In March 2023, we paid $287 million to the funds based on our new business purchases in 2022. For the first half of 2023, we recognized an expense of $77 million related to this obligation based on $182.2 billion in new business purchases during the period. We expect to pay this amount to the funds in 2024, plus additional amounts to be accrued based on our new business purchases in the second half of 2023. See “Business—Legislation and Regulation—GSE-Focused Matters—Affordable Housing Allocations” in our 2022 Form 10-K for more information regarding this obligation.
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
The chart below displays net revenues and net income for each of our business segments for the first half of 2023 compared with the first half of 2022. Net revenues consist of net interest income and fee and other income.
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
Single-Family Mortgage Market
Housing activity was relatively flat in the second quarter of 2023 compared with the first quarter of 2023. Total existing home sales averaged 4.25 million units annualized in the second quarter of 2023, compared with 4.33 million units in the first quarter of 2023, according to data from the National Association of REALTORS®. According to the U.S. Census Bureau, new single-family home sales averaged an annualized rate of approximately 694,000 units in the second quarter of 2023, compared with approximately 638,000 units in the first quarter of 2023.
The 30-year fixed mortgage rate was 6.71% as of June 29, 2023, compared with 6.32% as of March 31, 2023, and averaged 6.51% in the second quarter of 2023, compared with 6.37% in the first quarter of 2023, according to Freddie Mac’s Primary Mortgage Market Survey®.
Single-family mortgage market originations declined from an estimated $683 billion in the second quarter of 2022 to an estimated $443 billion in the second quarter of 2023. According to the July forecast from our Economic and Strategic Research Group, total originations in the U.S. single-family mortgage market in 2023 are forecasted to decrease from 2022 levels by approximately 32%, from an estimated $2.39 trillion in 2022 to $1.62 trillion in 2023, and the amount of

Fannie Mae Second Quarter 2023 Form 10-Q	22

MD&A | Single-Family Business | Single-Family Mortgage Market
refinance originations in the U.S. single-family mortgage market will decrease from an estimated $753 billion in 2022 to $264 billion in 2023. Our Economic and Strategic Research Group’s July forecast is based on data available as of July 10, 2023. See “Key Market Economic Indicators” for additional discussion of how housing activity can affect our financial results and the uncertainties that may affect our forecasts and expectations.
Single-Family Mortgage-Related Securities Issuances Share
Our single-family Fannie Mae MBS issuances were $91.6 billion for the second quarter of 2023, compared with $174.5 billion for the second quarter of 2022. This decrease was primarily driven by lower volumes of refinance and purchase lending in the second quarter of 2023 due to higher mortgage rates. Based on the latest data available, the chart below displays our estimated share of single-family mortgage-related securities issuances in the second quarter of 2023 as compared with that of our primary competitors for the issuance of single-family mortgage-related securities.
Single-Family Mortgage-Related Securities Issuances Share
Second Quarter 2023
We estimate our share of single-family mortgage-related securities issuances was 31% in the first quarter of 2023 and 36% in the second quarter of 2022.
Presentation of Our Single-Family Conventional Guaranty Book of Business
For purposes of the information reported in this “Single-Family Business” section, we measure the single-family conventional guaranty book of business using the unpaid principal balance of our mortgage loans underlying Fannie Mae MBS outstanding. By contrast, the single-family conventional guaranty book of business presented in the “Composition of Fannie Mae Guaranty Book of Business” table in the “Guaranty Book of Business” section is based on the unpaid principal balance of the Fannie Mae MBS outstanding, rather than the unpaid principal balance of the underlying mortgage loans. These amounts differ primarily as a result of payments we receive on underlying loans that have not yet been remitted to the MBS holders or instances where we have advanced missed borrower payments on mortgage loans to make required distributions to related MBS holders. As measured for purposes of the information reported below, our single-family conventional guaranty book of business was $3,632.4 billion as of June 30, 2023 and $3,635.2 billion as of December 31, 2022.
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

Fannie Mae Second Quarter 2023 Form 10-Q	23

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
Our single-family conventional loan acquisition volumes remained near historically low levels in the second quarter of 2023. This was primarily driven by historically low refinance volumes due to continued higher interest rates in the second quarter of 2023, as few borrowers could benefit from refinancing. In addition, housing affordability constraints and limited supply continued to put downward pressure on the volume of purchase loans we acquired.
Average charged guaranty fee on newly acquired conventional single-family loans is a metric management uses to measure the price we earn as compensation for the credit risk we manage and to assess our return. Average charged guaranty fee represents, on an annualized basis, the average of the base guaranty fees charged during the period for our single-family conventional guaranty arrangements, which we receive monthly over the life of the loan, plus the recognition of any upfront cash payments, including loan-level price adjustments, based on an estimated average life at the time of acquisition. Our average charged guaranty fees on newly acquired conventional single-family loans are sensitive to changes in inputs used in the calculation, including assumptions about the weighted average life of the loans, therefore changes in these charged guaranty fees are not always a result of a change in pricing.
Our average charged guaranty fee on newly acquired conventional single-family loans, net of TCCA fees, increased in the second quarter of 2023 compared with the second quarter of 2022, primarily driven by the overall weaker credit risk profile of our second quarter 2023 acquisitions. We generally charge higher guaranty fees on loans with weaker credit risk characteristics. Loans we acquired in the second quarter of 2023 had a weaker credit profile than loans we acquired in the second quarter of 2022 because a significantly larger share of our second quarter 2023 acquisitions were purchase loans, which generally have higher origination LTV ratios than refinance loans. In addition, a greater portion of our second quarter 2023 acquisitions were long-term fixed-rate loans, which generally have higher charged guaranty fees than intermediate-term fixed-rate loans. See “Single-Family Mortgage Credit Risk Management—Single-Family Portfolio Diversification and Monitoring” below for a description of key risk characteristics of our single-family acquisitions in the second quarter of 2023 and second quarter of 2022.

Fannie Mae Second Quarter 2023 Form 10-Q	24

MD&A | Single-Family Business | Single-Family Business Metrics
Recent Price Changes
In January 2023, FHFA announced changes to our single-family pricing framework by introducing redesigned and recalibrated upfront fee matrices for purchase, rate-term refinance, and cash-out refinance loans, in addition to a new upfront fee for certain borrowers with debt-to-income ratios above 40%. These price changes took effect on May 1, 2023, with the exception of the new upfront fee for certain borrowers with debt-to-income ratios above 40%, which FHFA rescinded. See “MD&A—Single-Family Business—Single-Family Business Metrics” in our 2022 Form 10-K for more information on the recent price changes on our single-family loan acquisitions. See “Legislation and Regulation” in this report for a description of potential future single-family loan price changes that may result from recent bills introduced in Congress and FHFA’s request for input on Fannie Mae and Freddie Mac’s single-family pricing framework.
Single-Family Business Financial Results
This section provides a discussion of the primary components of net income for our Single-Family business. This information complements the discussion of financial results in “Consolidated Results of Operations.”

Single-Family Business Financial Results(1)
	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2023	2022	Variance	2023	2022	Variance
	(Dollars in millions)
Net interest income(2)	$5,917	$6,573	$(656)	$11,589	$12,828	$(1,239)
Fee and other income	52	60	(8)	100	121	(21)
Net revenues	5,969	6,633	(664)	11,689	12,949	(1,260)
Investment gains (losses), net	27	(27)	54	(44)	(93)	49
Fair value gains, net	460	543	(83)	626	1,070	(444)
Administrative expenses	(718)	(671)	(47)	(1,438)	(1,354)	(84)
Benefit (provision) for credit losses	1,418	(206)	1,624	1,465	(476)	1,941
TCCA fees(2)	(856)	(841)	(15)	(1,711)	(1,665)	(46)
Credit enhancement expense	(327)	(270)	(57)	(614)	(480)	(134)
Change in expected credit enhancement recoveries(3)	(223)	(43)	(180)	(128)	26	(154)
Other expenses, net(4)	(203)	(224)	21	(319)	(388)	69
Income before federal income taxes	5,547	4,894	653	9,526	9,589	(63)
Provision for federal income taxes	(1,153)	(1,008)	(145)	(2,000)	(1,994)	(6)
Net income	$4,394	$3,886	$508	$7,526	$7,595	$(69)
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
Net Interest Income
The decrease in single-family net interest income in the second quarter and first half of 2023 compared with the second quarter and first half of 2022 was primarily the result of lower net amortization income, partially offset by higher income from portfolios.
The drivers of net interest income for the Single-Family segment are consistent with the drivers of net interest income in our condensed consolidated statements of operations and comprehensive income, which we discuss in “Consolidated Results of Operations—Net Interest Income.”
Fair Value Gains, Net
Fair value gains, net in the second quarter of 2023 were primarily driven by gains on risk management derivatives and long-term debt of consolidated trusts held at fair value, partially offset by losses on trading securities.

Fannie Mae Second Quarter 2023 Form 10-Q	25

MD&A | Single-Family Business | Single-Family Business Financial Results
Fair value gains, net in the first half of 2023 were primarily driven by gains on risk management derivatives.
Fair value gains, net in the second quarter and first half of 2022 were driven by gains as a result of increases in the fair value of mortgage commitment derivatives and gains on the fair value of long-term debt of consolidated trusts held at fair value, which were partially offset by fair value losses on trading securities.
The drivers of fair value gains, net for the Single-Family segment are consistent with the drivers of fair value gains, net in our condensed consolidated statements of operations and comprehensive income, which we discuss in “Consolidated Results of Operations—Fair Value Gains, Net.”
Benefit (Provision) for Credit Losses
Our single-family benefit for credit losses in the second quarter and first half of 2023 was primarily driven by a benefit from actual and forecasted home prices, partially offset by a provision from changes in loan activity, which includes provision on newly acquired loans.
The largest driver of provision for credit losses for the second quarter and first half of 2022 was a provision for higher actual and projected interest rates due to interest rate increases in the first half of 2022. Some of the provision from increased actual and projected interest rates in the second quarter and first half of 2022 was offset by a benefit from actual and forecasted home price growth.
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

Fannie Mae Second Quarter 2023 Form 10-Q	26

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management

Key Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business(1)
	Percent of Single-Family Conventional Business Volume at Acquisition(2)				Percent of Single-Family Conventional Guaranty Book of Business(3) As of
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022	June 30, 2023	December 31, 2022
Original loan-to-value (“LTV”) ratio:(4)
<= 60%	16%	21%	16%	25%	26%	26%
60.01% to 70%	10	12	10	14	14	15
70.01% to 80%	33	33	33	33	33	33
80.01% to 90%	15	12	16	10	11	10
90.01% to 95%	19	17	19	13	11	11
95.01% to 100%	7	5	6	5	4	4
Greater than 100%	—	—	—	*	1	1
Total	100%	100%	100%	100%	100%	100%
Weighted average	78%	75%	78%	73%	73%	72%
Average loan amount	$317,748	$300,556	$316,117	$299,852	$206,929	$206,049
Loan count (in thousands)	281	573	496	1,373	17,554	17,643
Estimated mark-to-market LTV ratio:(5)
<= 60%					68%	66%
60.01% to 70%					15	16
70.01% to 80%					10	10
80.01% to 90%					5	5
90.01% to 100%					2	3
Greater than 100%					*	*
Total					100%	100%
Weighted average					51%	52%
FICO credit score at origination:(6)
< 620	* %	* %	* %	* %	* %	1%
620 to < 660	2	4	3	4	4	4
660 to < 680	3	5	3	5	4	4
680 to < 700	5	8	6	8	6	6
700 to < 740	20	22	21	21	20	19
>= 740	70	61	67	62	66	66
Total	100%	100%	100%	100%	100%	100%
Weighted average	756	746	753	747	752	752
Debt-to-income (“DTI”) ratio at origination:(7)
<= 43%	66%	68%	65%	70%	75%	75%
43.01% to 45%	10	10	10	10	9	9
Greater than 45%	24	22	25	20	16	16
Total	100%	100%	100%	100%	100%	100%
Weighted average	38%	37%	38%	36%	35%	35%

Fannie Mae Second Quarter 2023 Form 10-Q	27

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management

	Percent of Single-Family Conventional Business Volume at Acquisition(2)				Percent of Single-Family Conventional Guaranty Book of Business(3) As of
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022	June 30, 2023	December 31, 2022
Product type:
Fixed-rate:(8)
Long-term	95%	91%	95%	88%	87%	86%
Intermediate-term	4	8	4	11	12	13
Total fixed-rate	99	99	99	99	99	99
Adjustable-rate	1	1	1	1	1	1
Total	100%	100%	100%	100%	100%	100%
Number of property units:
1 unit	98%	98%	98%	98%	98%	98%
2-4 units	2	2	2	2	2	2
Total	100%	100%	100%	100%	100%	100%
Property type:
Single-family homes	91%	91%	91%	91%	91%	91%
Condo/Co-op	9	9	9	9	9	9
Total	100%	100%	100%	100%	100%	100%
Occupancy type:
Primary residence	92%	91%	92%	91%	91%	91%
Second/vacation home	2	2	2	3	3	3
Investor	6	7	6	6	6	6
Total	100%	100%	100%	100%	100%	100%
Loan purpose:
Purchase	86%	64%	85%	52%	42%	40%
Cash-out refinance	10	26	10	30	21	22
Other refinance	4	10	5	18	37	38
Total	100%	100%	100%	100%	100%	100%
Geographic concentration:(9)
Midwest	14%	13%	13%	12%	14%	14%
Northeast	12	12	12	13	16	16
Southeast	30	27	29	26	23	23
Southwest	24	24	25	22	19	19
West	20	24	21	27	28	28
Total	100%	100%	100%	100%	100%	100%
Origination year:
2017 and prior					20%	22%
2018					2	2
2019					4	5
2020					25	25
2021					31	32
2022					14	14
2023					4	—
Total					100%	100%
*    Represents less than 0.5% of single-family conventional business volume or guaranty book of business.

Fannie Mae Second Quarter 2023 Form 10-Q	28

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
Characteristics of our New Single-Family Loan Acquisitions
Refinancing activity was significantly lower in the second quarter of 2023 compared with the second quarter of 2022 as the sharp rise in interest rates over the last year resulted in fewer borrowers who could benefit from refinancing. Accordingly, the share of our single-family loan acquisitions consisting of refinance loans (versus home purchase loans) decreased to 14% in the second quarter of 2023 compared with 36% in the second quarter of 2022. Typically, home purchase loans have higher LTV ratios than refinance loans. This trend contributed to an increase in the percentage of our single-family loan acquisitions with LTV ratios over 80%, from 34% in the second quarter of 2022 to 41% in the second quarter of 2023.
Our share of acquisitions of loans with DTI ratios above 45% increased to 24% in the second quarter of 2023 compared with 22% in the second quarter of 2022. This increase was also driven by the higher share of home purchase acquisitions, which tend to have higher DTI ratios than refinance loan acquisitions. It also reflects the impact of higher interest rates and inflation on borrowers’ monthly obligations.
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

Fannie Mae Second Quarter 2023 Form 10-Q	29

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

Single-Family Loans with Credit Enhancement
	As of
	June 30, 2023		December 31, 2022
	Unpaid Principal Balance	Percentage of Single-Family Conventional Guaranty Book of Business	Unpaid Principal Balance	Percentage of Single-Family Conventional Guaranty Book of Business
	(Dollars in billions)
Primary mortgage insurance and other	$759	21%	$754	21%
Connecticut Avenue Securities	796	22	726	20
Credit Insurance Risk Transfer	406	11	323	9
Lender risk-sharing	55	1	57	2
Less: Loans covered by multiple credit enhancements	(410)	(11)	(351)	(10)
Total single-family loans with credit enhancement	$1,606	44%	$1,509	42%
Transfer of Mortgage Credit Risk
In addition to primary mortgage insurance, our Single-Family business has developed other risk-sharing capabilities to transfer portions of our single-family mortgage credit risk to the private market. Our credit risk transfer transactions are designed to transfer a portion of the losses we expect would be incurred in an economic downturn or a stressed credit environment. Generally, loss reimbursement payments are received after the underlying property has been liquidated and all applicable proceeds, including private mortgage insurance benefits, have been applied to reduce the loss. As described in “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Credit Enhancement and Transfer of Mortgage Credit Risk—Credit Risk Transfer Transactions” in our 2022 Form 10-K, we have used primarily three single-family credit risk transfer programs: Connecticut Avenue Securities® (“CAS”), Credit Insurance Risk Transfer™ (“CIRTTM”), and lender risk-sharing.
In the first half of 2023, we transferred a portion of the mortgage credit risk on single-family mortgage loans with an unpaid principal balance of $202.8 billion at the time of the transactions; substantially all of the loans in these credit risk transfer transactions were acquired in 2022. Macroeconomic and housing market uncertainty negatively impacted investor demand for our credit risk transfer transactions in the first half of the year, although that demand has improved recently. As a result, investors have required increased premiums in our more recent credit risk transfer transactions. Taking into account the cost of these transactions, the resulting capital relief, and the credit risk transfer market capacity, we have generally chosen to increase the first loss position retained by Fannie Mae compared with similar transactions in the first half of 2022.

Fannie Mae Second Quarter 2023 Form 10-Q	30

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
The following table displays the aggregate mortgage credit risk transferred to third parties and retained by Fannie Mae pursuant to our single-family credit risk transfer transactions. The table does not include the credit risk transferred on single-family transactions that were cancelled or terminated as of June 30, 2023. The following table also excludes coverage obtained through primary mortgage insurance.

Outstanding as of June 30, 2023
(Dollars in billions)
Senior	Fannie Mae(1) $1,204				Outstanding Reference Pool(4)(6) $1,267

Mezzanine	Fannie Mae(1) $6	CIRT(2)(3) $15	CAS(2) $11	Lender Risk-Sharing(2) $4

First Loss	Fannie Mae(1) $15		CAS(2)(5) $10	Lender Risk-Sharing(2) $2

(1)Credit risk retained by Fannie Mae in CAS, CIRT and lender risk-sharing transactions. Tranche sizes vary across programs.
(2)Credit risk transferred to third parties. Tranche sizes vary across programs.
(3)Includes mortgage pool insurance transactions covering loans with an aggregate unpaid principal balance of approximately $1.2 billion outstanding as of June 30, 2023.
(4)For CIRT and some lender risk-sharing transactions, “Reference Pool” reflects a pool of covered loans.
(5)For CAS transactions, “First Loss” represents all B tranche balances.
(6)For CAS and some lender risk-sharing transactions, represents outstanding reference pools, not the outstanding unpaid principal balance of the underlying loans. The outstanding unpaid principal balance for all loans covered by credit risk transfer programs, including all loans on which risk has been transferred in lender risk-sharing transactions, was $1,257 billion as of June 30, 2023.
The risk in force of these transactions, which refers to the maximum amount of losses that could be absorbed by credit risk transfer investors, was approximately $42 billion as of June 30, 2023, compared with approximately $38 billion as of December 31, 2022.
The table below displays information about the credit enhancement recovery receivables we have recognized within “Other assets” in our condensed consolidated balance sheets. The decrease in our single-family freestanding credit enhancement receivables as of June 30, 2023 compared with December 31, 2022, was primarily the result of a decrease in our estimate of credit losses in the first half of 2023. As our estimate of credit losses decreases, so does the benefit we expect to receive from our freestanding credit enhancements.

Single-Family Credit Enhancement Receivables
	As of
	June 30, 2023	December 31, 2022
	(Dollars in millions)
Freestanding credit enhancement receivables	$437	$565
Primary mortgage insurance receivables, net of allowance(1)	54	53
(1)Amount is net of a valuation allowance of $462 million as of June 30, 2023 and December 31, 2022. The vast majority of this valuation allowance related to deferred payment obligations associated with unpaid claim amounts for which collectability is uncertain.

Fannie Mae Second Quarter 2023 Form 10-Q	31

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
The table below displays the approximate cash paid or transferred to investors for credit risk transfer transactions. The cash represents the portion of the guaranty fee paid to investors as compensation for taking on a share of the credit risk.

Credit Risk Transfer Transactions
	For the Six Months Ended June 30,
	2023	2022
Cash paid or transferred for:	(Dollars in millions)
CAS transactions(1)	$450	$419
CIRT transactions	198	143
Lender risk-sharing transactions	68	82
(1)Consists of cash paid for interest expense net of LIBOR or SOFR, as applicable, on outstanding CAS debt and amounts paid for both CAS REMIC® and CAS Credit-linked notes (“CLN”) transactions.
Cash paid or transferred to investors for CIRT transactions includes cancellation fees paid on certain CIRT transactions where we determined that the cost of these deals exceeded the expected remaining benefit. The table excludes cash paid upon the repurchase of legacy CAS debt. In the first half of 2023, we paid $1.3 billion to repurchase a portion of our outstanding CAS debt.
The table below displays the primary characteristics of loans in our single-family conventional guaranty book of business without credit enhancement as of the specified dates.

Single-Family Loans Currently without Credit Enhancement
	As of
	June 30, 2023		December 31, 2022
	Unpaid Principal Balance	Percentage of Single-Family Conventional Guaranty Book of Business	Unpaid Principal Balance	Percentage of Single-Family Conventional Guaranty Book of Business
	(Dollars in billions)
Low LTV ratio or short-term(1)	$1,139	31%	$1,171	32%
Pre-credit risk transfer program inception(2)	247	7	265	7
Recently acquired(3)	201	6	403	11
Other(4)	721	20	669	18
Less: Loans in multiple categories	(282)	(8)	(382)	(10)
Total single-family loans currently without credit enhancement	$2,026	56%	$2,126	58%
(1)Represents loans with an LTV ratio less than or equal to 60% or loans with an original maturity of 20 years or less.
(2)Represents loans that were acquired before the inception of our credit risk transfer programs. Also includes Refi PlusTM loans.
(3)Represents loans that were recently acquired and have not been included in a reference pool.
(4)Includes adjustable-rate mortgage loans, loans with a combined LTV ratio greater than 97%, non-Refi Plus loans acquired after the inception of our credit risk transfer programs that became 30 or more days delinquent prior to inclusion in a credit risk transfer transaction, and loans that were delinquent as of June 30, 2023 or December 31, 2022, as applicable. Also includes loans that were previously included in a credit risk transfer transaction but subsequently had the coverage canceled.
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

Fannie Mae Second Quarter 2023 Form 10-Q	32

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

Delinquency Status and Activity of Single-Family Conventional Loans
	As of
	June 30, 2023	December 31, 2022	June 30, 2022
Delinquency status:
30 to 59 days delinquent	0.84%	0.96%	0.84%
60 to 89 days delinquent	0.21	0.23	0.19
Seriously delinquent (“SDQ”):	0.55	0.65	0.81
Percentage of SDQ loans that have been delinquent for more than 180 days	54	55	68
Percentage of SDQ loans that have been delinquent for more than two years	15	16	19

	For the Six Months Ended June 30,
	2023	2022
Single-family SDQ loans (number of loans):
Beginning balance	114,960	218,329
Additions	81,064	84,409
Removals:
Modifications and other loan workouts	(43,047)	(104,559)
Liquidations and sales	(15,506)	(22,083)
Cured or less than 90 days delinquent	(41,671)	(33,462)
Total removals	(100,224)	(160,104)
Ending balance	95,800	142,634
Our single-family serious delinquency rate as of June 30, 2023 remained at historically low levels. Given our expectation of an economic recession, higher unemployment rates and home price declines, we expect the credit performance of loans in our single-family guaranty book of business will decline compared with recent performance, which could lead to higher delinquencies or an increase in our single-family serious delinquency rate following the onset of the recession. For additional information about factors that impact our single-family serious delinquency rate, see “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Problem Loan Management” in our 2022 Form 10-K. Also see “Key Market Economic Indicators” for more information about our economic outlook.

Fannie Mae Second Quarter 2023 Form 10-Q	33

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

Single-Family Conventional Seriously Delinquent Loan Concentration Analysis
	As of
	June 30, 2023			December 31, 2022			June 30, 2022
	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate
States:
California	19%	10%	0.41%	19%	9%	0.46%	19%	10%	0.59%
Florida	6	9	0.71	6	9	0.90	6	8	0.92
Illinois	3	5	0.71	3	5	0.86	3	5	1.08
New Jersey	3	4	0.69	3	4	0.85	3	4	1.17
New York	5	7	0.96	5	7	1.12	5	8	1.54
All other states	64	65	0.52	64	66	0.62	64	65	0.76
Vintages:
2008 and prior	2	22	2.62	2	23	2.78	2	26	3.74
2009-2023	98	78	0.45	98	77	0.53	98	74	0.63
Estimated mark-to-market LTV ratio:
<= 60%	68	72	0.50	66	74	0.63	70	80	0.82
60.01% to 70%	15	14	0.72	16	14	0.77	16	12	0.83
70.01% to 80%	10	8	0.67	10	8	0.69	9	5	0.67
80.01% to 90%	5	4	0.68	5	3	0.68	4	2	0.52
90.01% to 100%	2	2	0.54	3	1	0.40	1	1	0.46
Greater than 100%	*	*	4.00	*	*	4.04	*	*	9.40
Credit enhanced:(2)
Primary MI & other(3)	21	31	1.01	21	31	1.19	20	29	1.40
Credit risk transfer(4)	34	28	0.51	31	28	0.66	28	27	0.84
Non-credit enhanced	56	54	0.47	58	54	0.55	61	55	0.69
*Represents less than 0.5% of single-family conventional guaranty book of business.
(1)Calculated based on the number of single-family loans that were seriously delinquent for each category divided by the total number of single-family conventional loans that were seriously delinquent.
(2)The credit-enhanced categories are not mutually exclusive. A loan with primary mortgage insurance that is also covered by a credit risk transfer transaction will be included in both the “Primary MI & other” category and the “Credit risk transfer” category. As a result, the “Credit enhanced” and “Non-credit enhanced” categories do not sum to 100%. The total percentage of our single-family conventional guaranty book of business with some form of credit enhancement as of June 30, 2023 was 44%.
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
Forbearance Plans
A forbearance plan is a short-term loss mitigation option that grants a period of time (typically in 6-month increments and generally not exceeding a total of 12 months) during which the borrower’s monthly payment obligations are reduced or suspended. Borrowers may exit a forbearance plan by repaying all past due amounts to fully reinstate the loan, paying off the loan in full, or entering into another loss mitigation option, such as a repayment plan, a payment deferral, or a loan modification. As of June 30, 2023, the unpaid principal balance of single-family loans in forbearance was $8.5 billion, or 0.2% of our single-family conventional guaranty book of business, compared with $11.9 billion, or 0.3% of our single-family conventional guaranty book of business, as of December 31, 2022.

Fannie Mae Second Quarter 2023 Form 10-Q	34

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
The chart below displays the unpaid principal balance of our completed single-family loan workouts by type, as well as the number of loan workouts, for the first half of 2022 compared with the first half of 2023. This table does not include loans in an active forbearance arrangement, trial modifications, loans to certain borrowers who have received bankruptcy relief and repayment plans that have been initiated but not completed.
Completed Loan Workout Activity
(Dollars in billions)
(1)There were approximately 16,300 loans and 25,000 loans in a trial modification period that was not yet complete as of June 30, 2023 and 2022, respectively.
(2)Other was $237 million and $212 million for the first half of 2023 and the first half of 2022, respectively. Other includes repayment plans and foreclosure alternatives. Repayment plans reflect only those plans associated with loans that were 60 days or more delinquent.
The overall decline in loan workout activity was driven by fewer outstanding forbearances in the first half of 2023 compared with the first half of 2022. Forbearances often result in a loan workout in order to resolve the loan’s delinquency.
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

Fannie Mae Second Quarter 2023 Form 10-Q	35

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
REO Management
If a loan defaults, we may acquire the property through foreclosure or a deed-in-lieu of foreclosure. The table below displays our REO activity by region. Regional REO acquisition trends generally follow a pattern that is similar to, but lags, that of regional delinquency trends.

Single-Family REO Properties
	For the Six Months Ended June 30,
	2023	2022
Single-family REO properties (number of properties):
Beginning of period inventory of single-family REO properties(1)	8,779	7,166
Acquisitions by geographic area:(2)
Midwest	624	760
Northeast	479	550
Southeast	524	509
Southwest	400	351
West	190	112
Total REO acquisitions(1)	2,217	2,282
Dispositions of REO	(2,381)	(1,811)
End of period inventory of single-family REO properties(1)	8,615	7,637
Carrying value of single-family REO properties (dollars in millions)	$1,332	$1,137
Single-family foreclosure rate(3)	0.03%	0.03%
REO net sales price to unpaid principal balance(4)	126%	117%
Short sales net sales price to unpaid principal balance(5)	91%	91%
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
(4)Calculated as the amount of sale proceeds received on disposition of REO properties during the respective periods, excluding those subject to repurchase requests made to our sellers or servicers, divided by the aggregate unpaid principal balance of the related loans at the time of foreclosure. Net sales price represents the contract sales price less selling costs for the property and other charges paid by the seller at closing, and excludes the costs associated with any property repairs or improvements.
(5)Calculated as the amount of sale proceeds received on properties sold in short sale transactions during the respective periods divided by the aggregate unpaid principal balance of the related loans. Net sales price includes borrower relocation incentive payments and subordinate lien(s) negotiated payoffs.
Single-Family Credit Loss Performance Metrics and Loan Sale Performance
The single-family credit loss performance metrics and loan sale performance measures below present information about losses or gains we realized on our single-family loans during the periods presented. For the purposes of our single-family credit loss performance metrics, credit losses or gains represents write-offs net of recoveries and foreclosed property income or expense. The amount of these losses or gains in a given period is driven by foreclosures, pre-foreclosure sales, post-foreclosure REO activity, mortgage loan redesignations, and other events that trigger write-offs and recoveries. The single-family credit loss metrics we present are not defined terms and may not be calculated in the same manner as similarly titled measures reported by other companies. Management uses these measures to evaluate the effectiveness of our single-family credit risk management strategies in conjunction with leading indicators such as serious delinquency and forbearance rates, which are potential indicators of future realized single-family credit losses. We believe these measures provide useful information about our single-family credit performance and the factors that impact it.

Fannie Mae Second Quarter 2023 Form 10-Q	36

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
The table below displays the components of our single-family credit loss performance metrics. Because sales of nonperforming and reperforming loans have been a part of our credit loss mitigation strategy in recent periods, we also provide information in the table below on our loan sale performance through the “Gains (losses) on sales and other valuation adjustments” line item.

Single-Family Credit Loss Performance Metrics and Loan Sale Performance
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in millions)
Write-offs	$(55)	$(40)	$(99)	$(56)
Recoveries	29	88	107	124
Foreclosed property income (expense)	(22)	(25)	(33)	9
Credit gains (losses)	(48)	23	(25)	77
Write-offs on the redesignation of mortgage loans from HFI to HFS(1)	—	(209)	—	(222)
Net credit gains (losses) and write-offs on redesignations	(48)	(186)	(25)	(145)
Gains (losses) on sales and other valuation adjustments(2)	23	(24)	(49)	(91)
Net credit gains (losses), write-offs on redesignations and gains (losses) on sales and other valuation adjustments	$(25)	$(210)	$(74)	$(236)

Credit gain (loss) ratio (in bps)(3)	(0.5)	0.3	(0.1)	0.4
Net credit gains (losses), write-offs on redesignations and gains (losses) on sales and other valuation adjustments ratio (in bps)(4)	(0.3)	(2.3)	(0.4)	(1.3)
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
(3)Calculated based on the annualized amount of “Credit gains (losses)” divided by the average single-family conventional guaranty book of business during the period.
(4)Calculated based on the annualized amount of “Net credit gains (losses), write-offs on redesignations and gains (losses) on sales and other valuation adjustments” divided by the average single-family conventional guaranty book of business during the period.
In February 2023, FHFA instructed us to put sales of nonperforming and reperforming loans on hold until further notice. In June 2023, FHFA instructed us that we may resume these loan sales upon implementation of revised loan sale requirements that enhance or expand upon certain consumer protections that existed in our prior requirements. We intend to resume these loan sales in the second half of this year subject to market conditions.
The decrease in our net credit gains (losses), write-offs on redesignations and gains (losses) on sales and other valuation adjustments in the second quarter and first half of 2023 compared with the second quarter and first half of 2022 was primarily driven by the nonperforming and reperforming loan sales pause described above.
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

Fannie Mae Second Quarter 2023 Form 10-Q	37

MD&A | Multifamily Business | Multifamily Mortgage Market
Multifamily Mortgage Market
Multifamily market fundamentals, which include factors such as vacancy rates and rents, improved during the second quarter of 2023, due to slowing but still-positive job growth, elevated single-family housing prices keeping many renters in place and a continued large demographic population between the ages of 20-34, the primary age group that is likely to rent multifamily units.
•Vacancy rates. Based on preliminary third-party data, we estimate that the national multifamily vacancy rate for institutional investment-type apartment properties remained steady at 5.8% as of June 30, 2023, the same estimated level as of March 31, 2023, but up 100 basis points from 4.8% as of June 30, 2022. The estimated average national multifamily vacancy rate over the last 15 years remained at approximately 5.8%.
•Rents. Based on preliminary third-party data, we estimate that effective rents increased 1.0% during the second quarter of 2023, compared with no change in the first quarter of 2023, but down compared to an estimated increase of 2.5% during the second quarter of 2022.
Vacancy rates and rents are important to loan performance because multifamily loans are generally repaid from the cash flows generated by the underlying property. Several years of low vacancy rates and rising rents helped to increase property values in most metropolitan areas, but that trend reversed starting in early 2023. Based on preliminary multifamily property sales data, transaction volumes for the second quarter of 2023 remained well below average levels. As a result of declining transaction volumes, coupled with elevated interest rates, available data suggests capitalization rates increased slightly in the second quarter of 2023.
Multifamily construction underway remains elevated. More than 470,000 multifamily units were delivered in 2022 and we also expect a large number of multifamily units to be delivered in 2023.
We expect vacancy levels are likely to rise by year end and rent growth in 2023 will remain below recent averages as a result of continued elevated levels of new construction and slowing job growth.
Multifamily Business Metrics
Through the secondary mortgage market, we support rental housing for the workforce population, for senior citizens and students, and for households with the greatest economic need. Over 95% of the multifamily units we financed in the second quarter of 2023 that were potentially eligible for housing goals credit were affordable to those earning at or below 120% of the median income in their area, providing support for both workforce housing and affordable housing.
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
We had lower multifamily business volumes in the first half of 2023 compared with the first half of 2022, driven by lower overall multifamily market activity. For 2023, FHFA has capped our multifamily loan purchases at $75 billion. FHFA requires that a minimum of 50% of our multifamily loan purchases must be mission-driven, focused on specified affordable and underserved market segments.
For information on how conservatorship may affect our business activities, see “Risk Factors—GSE and Conservatorship Risk” in our 2022 Form 10-K.

Fannie Mae Second Quarter 2023 Form 10-Q	38

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
Average charged guaranty fee represents our effective revenue rate relative to the size of our multifamily guaranty book of business. Management uses this metric to assess the return we earn as compensation for the multifamily credit risk we manage. Average charged guaranty fee is impacted by the rate at which loans in our book of business turn over as well as the guaranty fees we charge, which are set at the time we acquire the loans. Our multifamily guaranty fee pricing is primarily based on the individual credit risk characteristics of the loans we acquire and the aggregate credit risk characteristics of our multifamily guaranty book of business. Our multifamily guaranty fee pricing is also influenced by external factors such as the availability of other sources of liquidity, our mission-related goals, the FHFA volume cap, interest rates, MBS spreads, and the management of the overall composition of our multifamily guaranty book of business. The average guaranty fee on our multifamily guaranty book of business decreased as of June 30, 2023 compared with June 30, 2022 due to lower average charged fees on new acquisitions compared to the existing loans in our multifamily guaranty book of business.

Fannie Mae Second Quarter 2023 Form 10-Q	39

MD&A | Multifamily Business | Multifamily Business Financial Results
Multifamily Business Financial Results
This section provides a discussion of the primary components of net income for our Multifamily business.

Multifamily Business Financial Results(1)
	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2023	2022	Variance	2023	2022	Variance
	(Dollars in millions)
Net interest income	$1,118	$1,235	$(117)	$2,232	$2,379	$(147)
Fee and other income	18	21	(3)	33	43	(10)
Net revenues	1,136	1,256	(120)	2,265	2,422	(157)
Fair value losses, net	(56)	(14)	(42)	(18)	(61)	43
Administrative expenses	(146)	(124)	(22)	(294)	(249)	(45)
Benefit (provision) for credit losses	(152)	(12)	(140)	(331)	18	(349)
Credit enhancement expense(2)	(57)	(62)	5	(111)	(130)	19
Change in expected credit enhancement recoveries(3)	63	(4)	67	88	(13)	101
Other expenses, net(4)	(56)	(59)	3	(66)	(128)	62
Income before federal income taxes	732	981	(249)	1,533	1,859	(326)
Provision for federal income taxes	(132)	(214)	82	(293)	(393)	100
Net income	$600	$767	$(167)	$1,240	$1,466	$(226)
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
Net Interest Income
Net interest income decreased in the second quarter and first half of 2023 compared with the second quarter and first half of 2022 due to lower liquidation volumes and therefore lower yield maintenance income, as well as lower average charged guaranty fees, partially offset by an increase in our multifamily guaranty book of business.
Benefit (Provision) for Credit Losses
Our multifamily provision for credit losses for the second quarter and first half of 2023 was primarily driven by decreases in estimated multifamily property values.
Provision for credit losses for the second quarter of 2022 was the result of an increase in our credit loss reserves primarily due to higher actual and projected interest rates, partially offset by solid multifamily market fundamentals.
Benefit for credit losses for the first half of 2022 was primarily driven by solid multifamily market fundamentals, partially offset by higher actual and projected interest rates.
See “Consolidated Results of Operations—Benefit (Provision) for Credit Losses” for more information on our multifamily benefit or provision for credit losses.

Fannie Mae Second Quarter 2023 Form 10-Q	40

MD&A | Multifamily Business | Multifamily Mortgage Credit Risk Management
Multifamily Mortgage Credit Risk Management
This section supplements and updates our discussion of multifamily mortgage credit risk management in our 2022 Form 10-K in “MD&A—Multifamily Business—Multifamily Mortgage Credit Risk Management.”
Multifamily Acquisition Policy and Underwriting Standards
The following table displays certain key risk characteristics of our multifamily guaranty book of business that we use to evaluate the risk profile and credit quality of our multifamily loans. For information on our multifamily acquisition policy and underwriting standards, see “MD&A—Multifamily Business—Multifamily Mortgage Credit Risk Management—Multifamily Acquisition Policy and Underwriting Standards” in our 2022 Form 10-K.

Key Risk Characteristics of Multifamily Guaranty Book of Business
	As of
	June 30, 2023	December 31, 2022	June 30, 2022
Weighted-average original LTV ratio	64%	64%	65%
Original LTV ratio greater than 80%	1	1	1
Original Debt Service Coverage Ratio (“DSCR”) less than or equal to 1.10(1)	12	12	12
Full term interest-only loans	40	38	35
Partial term interest-only loans(2)	48	49	50
Adjustable-rate mortgages	10	11	10
(1)The original DSCR is calculated using the underwritten debt service payments for the loan, which assumes both principal and interest payments, including stressed assumptions in certain cases, rather than the actual debt service payments. Depending on the loan’s interest rate and structure, using the underwritten debt service payments will often result in a more conservative estimate of the debt service payments (for example, loans with an interest-only period).
(2)Consists of mortgage loans that were underwritten with an interest-only term, regardless of whether the loan is currently in its interest-only period.
We provide additional information on the credit characteristics of our multifamily loans in quarterly financial supplements, which we furnish to the SEC with current reports on Form 8-K.
Transfer of Multifamily Mortgage Credit Risk
We primarily transfer credit risk on the multifamily loans we guarantee through our Delegated Underwriting and Servicing (“DUS®”) program, which delegates to DUS lenders the ability to underwrite and service multifamily loans, in accordance with our standards and requirements. See “MD&A—Multifamily Business—Multifamily Mortgage Credit Risk Management—Transfer of Multifamily Mortgage Credit Risk” in our 2022 Form 10-K for a description of our DUS program.
Our DUS model typically results in our lenders sharing approximately one-third of the credit risk on our multifamily loans, either on a pro-rata or tiered basis. Loans serviced by DUS lenders and their affiliates represented substantially all of our multifamily guaranty book of business as of June 30, 2023 and December 31, 2022. In certain situations, we do not allow the lenders to fully share in one-third of the credit risk, but have them share in a smaller portion, to reduce the risk that the counterparty will fail to meet its loss sharing responsibility to us in the event of a borrower default.
While not a large portion of our multifamily guaranty book of business, our non-DUS lenders typically also have lender risk-sharing, where the lenders typically share or absorb losses based on a negotiated percentage of the loan or the pool balance.
To complement our front-end lender-risk sharing program, we engage in back-end credit risk transfer transactions through our Multifamily CIRTTM (“MCIRTTM”) and Multifamily Connecticut Avenue SecuritiesTM (“MCASTM”) transactions. Through these transactions, we transfer a portion of the credit risk associated with a reference pool of multifamily mortgage loans to insurers, reinsurers, or investors. We completed one MCIRT transaction in the first half of 2023.

Fannie Mae Second Quarter 2023 Form 10-Q	41

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

Multifamily Loans in Back-End Credit Risk Transfer Transactions
	As of
	June 30, 2023		December 31, 2022
	Unpaid Principal Balance	Percentage of Multifamily Guaranty Book of Business	Unpaid Principal Balance	Percentage of Multifamily Guaranty Book of Business
	(Dollars in millions)
MCIRT	$91,903	20%	$87,682	20%
MCAS	24,996	6	25,071	6
Total	$116,899	26%	$112,753	26%
Multifamily Portfolio Monitoring
As part of our ongoing credit risk management process, we and our lenders monitor the performance and risk characteristics of our multifamily loans and the underlying properties on an ongoing basis throughout the loan term at the asset and portfolio level. We generally require lenders to provide quarterly and/or annual financial updates for multifamily loans. We closely monitor loans with an estimated current DSCR below 1.0, as that is an indicator of heightened default risk. The percentage of loans in our multifamily guaranty book of business, calculated based on unpaid principal balance, with a current DSCR less than 1.0 was approximately 3% as of June 30, 2023 and December 31, 2022.
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
Additionally, in a rising rate environment, multifamily borrowers with adjustable-rate mortgages will have higher monthly payments, which may lower their DSCRs. We generally require multifamily borrowers with adjustable-rate mortgages to maintain interest rate caps for the life of the loan to protect against large movements in rates as well as maintain escrows at our servicers to reserve for the cost of replacing these caps. Purchasing or replacing required interest rate caps, especially those with longer terms and/or lower capped interest rates, becomes more expensive as interest rates rise. These elevated costs in recent periods have added pressure to borrowers’ ability to make payments and contributed to the increase in our multifamily serious delinquency rate and criticized loan population in the first half of 2023. In the recent high interest rate environment, more multifamily borrowers have started receiving payments from their interest rate cap providers, which helps to defray the higher cost of debt service and escrow payments. We actively monitor these interest-rate related risks as part of our risk management process.
We also monitor for risks manifesting within specific property types. A property type we have been monitoring closely is seniors housing, primarily independent living and assisted living facilities, some of which may have a limited capacity devoted to memory care. Seniors housing loans constituted 4% of our multifamily guaranty book of business as of June 30, 2023, based on unpaid principal balance, of which 38% were adjustable-rate mortgages. Seniors housing properties have been disproportionately affected by the COVID-19 pandemic and ongoing economic trends, higher operating costs exacerbated by the increase in inflation, and higher short-term interest rates for adjustable-rate mortgages, resulting in increased costs for these borrowers. We continue to monitor seniors housing loans in our multifamily guaranty book of business closely and actively manage loans that may be at risk of further deterioration or default.
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

Fannie Mae Second Quarter 2023 Form 10-Q	42

MD&A | Multifamily Business | Multifamily Mortgage Credit Risk Management
Credit Performance Statistics on Multifamily Problem Loans
The percentage of our multifamily loans in our guaranty book of business that are criticized increased as of June 30, 2023 compared with December 31, 2022, primarily driven by the recent elevated interest-rate environment. This has increased the number of properties reporting low DSCRs in their latest operating statement, particularly those properties financed with adjustable-rate mortgages. Criticized loans substantially consist of loans classified as “Substandard” and also include loans classified as “Special Mention” or “Doubtful.” Substandard loans are loans that have a well-defined weakness that could impact their timely full repayment. While the majority of the substandard loans in our multifamily guaranty book of business are currently making timely payments, we continue to monitor the performance of this population. For more information on our loan classifications based on our internally assigned credit risk ratings, see “Note 3, Mortgage Loans.”
Our multifamily serious delinquency rate increased to 0.37% as of June 30, 2023, compared with 0.24% as of December 31, 2022, largely driven by a seniors housing portfolio. Our multifamily serious delinquency rate consists of multifamily loans that were 60 days or more past due based on unpaid principal balance, expressed as a percentage of our multifamily guaranty book of business. The percentage of loans in our multifamily guaranty book of business that were 180 days or more delinquent was 0.25% as of June 30, 2023, compared with 0.15% as of December 31, 2022.
Management monitors the multifamily serious delinquency rate as an indicator of potential future credit losses and loss mitigation activities. Serious delinquency rates are reflective of our performance in assessing and managing credit risk associated with multifamily loans in our guaranty book of business. Typically, higher serious delinquency rates result in a higher allowance for loan losses. Our multifamily serious delinquency rate may further increase in the near term as a result of stress in our multifamily guaranty book of business, particularly related to our seniors housing and adjustable-rate mortgages.
Multifamily REO Management
The number of multifamily foreclosed properties held for sale was 29 properties with a carrying value of $273 million as of June 30, 2023, compared with 28 properties with a carrying value of $278 million as of December 31, 2022. We expect the amount of foreclosures on multifamily loans will increase over the coming year as some borrowers will not successfully cure their delinquencies through a repayment plan or other modification.
Multifamily Credit Loss Performance Metrics
The amount of multifamily credit losses or gains we realize in a given period is driven by foreclosures, pre-foreclosure sales, post-foreclosure REO activity and other events that trigger write-offs and recoveries. Our multifamily credit loss performance metrics are not defined terms and may not be calculated in the same manner as similarly titled measures reported by other companies. For the purposes of our multifamily credit loss performance metrics, credit losses or gains represents write-offs net of recoveries and foreclosed property income or expense. We believe our multifamily credit losses, and our multifamily credit losses net of freestanding loss-sharing benefit, may be useful to stakeholders because they display our credit losses in the context of our multifamily guaranty book of business, including changes to the benefit we expect to receive from loss-sharing arrangements. Management views multifamily credit losses, net of freestanding loss-sharing arrangements, as a key metric related to our multifamily business model and our strategy to share multifamily credit risk.

Fannie Mae Second Quarter 2023 Form 10-Q	43

MD&A | Multifamily Business | Multifamily Mortgage Credit Risk Management
The table below displays the components of our multifamily credit loss performance metrics, as well as our multifamily initial write-off severity rate and write-off loan count.

Multifamily Credit Loss Performance Metrics
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in millions)
Write-offs(1)	$(17)	$—	$(254)	$—
Recoveries	1	10	10	17
Foreclosed property expense	(36)	(8)	(40)	(3)
Credit gains (losses)	(52)	2	(284)	14
Change in expected credit enhancement recoveries(2)	23	(3)	31	(10)
Credit gains (losses), net of freestanding loss-sharing arrangements	$(29)	$(1)	$(253)	$4

Credit gain (loss) ratio (in bps)(3)	(4.6)	0.2	(12.7)	0.7
Credit gain (loss) ratio, net of freestanding loss-sharing benefit (in bps)(2)(3)	(2.6)	(0.1)	(11.3)	0.2
Multifamily initial write-off severity rate(4)(5)	69.1%	6.9%	13.2%	5.6%
Multifamily write-off loan count(6)	4	1	6	5
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
Our multifamily credit losses increased in the first half of 2023 compared with the first half of 2022 primarily driven by the write-off of a seniors housing portfolio during the first quarter of 2023. As discussed above in “Multifamily Portfolio Monitoring,” seniors housing loans in our guaranty book of business have been disproportionately affected by the COVID-19 pandemic and ongoing economic trends, as well as other factors.

Fannie Mae Second Quarter 2023 Form 10-Q	44

MD&A | Consolidated Credit Ratios and Select Credit Information
Consolidated Credit Ratios and Select Credit Information

The table below displays select credit ratios on our single-family conventional guaranty book of business and our multifamily guaranty book of business, as well as the inputs used in calculating these ratios.

Consolidated Credit Ratios and Select Credit Information
	As of
	June 30, 2023			December 31, 2022
	Single-family	Multifamily	Consolidated Total	Single-family	Multifamily	Consolidated Total
	(Dollars in millions)
Credit loss reserves as a percentage of:
Guaranty book of business	0.22%	0.44%	0.25%	0.26%	0.43%	0.28%
Nonaccrual loans at amortized cost	43.79	137.93	50.68	90.69	86.86	90.03

Nonaccrual loans as a percentage of:
Guaranty book of business	0.51%	0.32%	0.48%	0.29%	0.50%	0.31%

Select financial information used in calculating credit ratios:
Credit loss reserves(1)	$(8,039)	$(2,000)	$(10,039)	$(9,554)	$(1,911)	$(11,465)
Guaranty book of business(2)	3,632,404	454,710	4,087,114	3,635,237	440,424	4,075,661
Nonaccrual loans at amortized cost	18,357	1,450	19,807	10,535	2,200	12,735

Components of credit loss reserves:
Allowance for loan losses	$(7,990)	$(1,992)	$(9,982)	$(9,443)	$(1,904)	$(11,347)
Allowance for accrued interest receivable	(49)	—	(49)	(111)	—	(111)
Reserve for guaranty losses(3)	—	(8)	(8)	—	(7)	(7)
Total credit loss reserves(1)	$(8,039)	$(2,000)	$(10,039)	$(9,554)	$(1,911)	$(11,465)
(1)Our multifamily credit loss reserves exclude the expected benefit of freestanding credit enhancements on multifamily loans of $574 million as of June 30, 2023 and $492 million as of December 31, 2022, which are recorded in “Other assets” in our condensed consolidated balance sheets.
(2)Represents conventional guaranty book of business for single-family.
(3)Reserve for guaranty losses is recorded in “Other liabilities” in our condensed consolidated balance sheets.
Our single-family nonaccrual loans increased as of June 30, 2023 compared with December 31, 2022 as delinquent loans that may have previously been subject to our COVID-19 nonaccrual policy, which maintained loans on accrual status for at least six months of delinquency, no longer met the requirements of the COVID-19-related guidance effective January 1, 2023. Under our current nonaccrual policy, we generally place a loan on nonaccrual status when the loan is three or more months past due. As a result, the balance of loans on nonaccrual status increased.
The balance of multifamily loans on nonaccrual decreased as of June 30, 2023 compared with December 31, 2022, primarily as a result of loans returning to accrual status after the completion of a performance period. In addition, write-offs during the first six months of 2023 reduced the amortized cost of multifamily loans on nonaccrual as of June 30, 2023 compared with December 31, 2022.
See “Note 3, Mortgage Loans” for more information on our nonaccrual policy, including additional information about our COVID-19-related nonaccrual policy.

Fannie Mae Second Quarter 2023 Form 10-Q	45

MD&A | Consolidated Credit Ratios and Select Credit Information
Our single-family credit loss reserves decreased as of June 30, 2023 compared with December 31, 2022 primarily as a result of a benefit for credit losses for the first half of 2023, which reduced our allowance for loan losses. For additional information about our benefit for credit losses, including a description of the primary drivers of the current period benefit, see “Consolidated Results of Operations—Benefit (Provision) for Credit Losses.”

Consolidated Write-off Ratio and Select Credit Information
	For the Three Months Ended June 30,
	2023			2022
	Single-family	Multifamily	Total	Single-family	Multifamily	Total
	(Dollars in millions)
Select credit ratio:
Write-offs, net of recoveries annualized, as a percentage of the average guaranty book of business (in bps)	0.3	1.4	0.4	1.8	(0.9)	1.5

Select financial information used in calculating credit ratio:
Write-offs	$55	$17	$72	$249	$—	$249
Recoveries	(29)	(1)	(30)	(88)	(10)	(98)
Write-offs, net of recoveries	$26	$16	$42	$161	$(10)	$151
Average guaranty book of business(1)	3,630,397	450,067	4,080,464	3,590,621	422,770	4,013,391

	For the Six Months Ended June 30,
	2023			2022
	Single-family	Multifamily	Total	Single-family	Multifamily	Total
	(Dollars in millions)
Select credit ratio:
Write-offs, net of recoveries annualized, as a percentage of the average guaranty book of business (in bps)	*	10.9	1.2	0.9	(0.8)	0.7

Select financial information used in calculating credit ratio:
Write-offs	$99	$254	$353	$278	$—	$278
Recoveries	(107)	(10)	(117)	(124)	(17)	(141)
Write-offs, net of recoveries	$(8)	$244	$236	$154	$(17)	$137
Average guaranty book of business(1)	3,632,010	446,853	4,078,863	3,554,766	419,544	3,974,310
*    Represents credit ratio of less than 0.05 bps.
(1)Average guaranty book of business is based on quarter-end balances.
Liquidity and Capital Management

Liquidity Management
This section supplements and updates information regarding liquidity management in our 2022 Form 10-K. See “MD&A—Liquidity and Capital Management—Liquidity Management” in our 2022 Form 10-K for additional information, including discussions of our primary sources and uses of funds, our liquidity and funding risk management practices and contingency planning, our liquidity requirements, factors that influence our debt funding activity, factors that may impact our access to or the cost of our debt funding and factors that could adversely affect our liquidity and funding. As of June 30, 2023, we were in compliance with all four components of the liquidity requirements outlined in our 2022 Form 10-K. Also see “Risk Factors—Liquidity and Funding Risk” in our 2022 Form 10-K for a discussion of liquidity and funding risks.

Fannie Mae Second Quarter 2023 Form 10-Q	46

MD&A | Liquidity and Capital Management

Debt Funding
We are currently subject to a $270 billion debt limit under our senior preferred stock purchase agreement with Treasury. The unpaid principal balance of our aggregate indebtedness was $142.8 billion as of June 30, 2023. Pursuant to the terms of the senior preferred stock purchase agreement, we are prohibited from issuing debt without the prior consent of Treasury if it would result in our aggregate indebtedness exceeding our outstanding debt limit. The calculation of our indebtedness for purposes of complying with our debt limit reflects the unpaid principal balance and excludes debt basis adjustments and debt of consolidated trusts.
Outstanding Debt of Fannie Mae
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
Debt of Fannie Mae(1)
(Dollars in billions)

$134.2
$100.7
$23.3
$10.2
12/31/2022
$137.7
$97.2
$24.9
$15.6
6/30/2023
Short-term debt
Long-term debt maturing within one year
Long-term debt, excluding portion maturing within one year

(1)Outstanding debt balance consists of the unpaid principal balance, premiums and discounts, fair value adjustments, hedge-related basis adjustments and other cost basis adjustments. Reported amounts include net discount unamortized cost basis adjustments and fair value adjustments of $5.1 billion as of June 30, 2023 and December 31, 2022.

Fannie Mae Second Quarter 2023 Form 10-Q	47

MD&A | Liquidity and Capital Management

Selected Debt Information
	As of
	June 30, 2023	December 31, 2022
	(Dollars in billions)
Selected Weighted-Average Interest Rates(1)
Interest rate on short-term debt	5.05%	3.93%
Interest rate on long-term debt, including portion maturing within one year	2.46	2.23
Interest rate on callable debt	2.51	1.79
Selected Maturity Data
Weighted-average maturity of debt maturing within one year (in days)	119	156
Weighted-average maturity of debt maturing in more than one year (in months)	47	52
Other Data
Outstanding callable debt(2)	$48.9	$43.3
Connecticut Avenue Securities debt(3)	3.8	5.2
(1)Excludes the effects of fair value adjustments and hedge-related basis adjustments.
(2)Includes short-term callable debt of $5.0 billion and $590 million as of June 30, 2023 and December 31, 2022, respectively.
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
For information on the maturity profile of our outstanding long-term debt, see “Note 7, Short-Term and Long-Term Debt.”

Fannie Mae Second Quarter 2023 Form 10-Q	48

MD&A | Liquidity and Capital Management

Debt Funding Activity
The table below displays activity in debt of Fannie Mae. This activity excludes the debt of consolidated trusts and intraday borrowing. The reported amounts of debt issued and paid off during each period represent the face amount of the debt at issuance and redemption.

Activity in Debt of Fannie Mae
	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2023	2022	2023	2022
	(Dollars in millions)
Issued during the period:
Short-term:
Amount	$56,045	$19,468	$111,151	$67,945
Weighted-average interest rate	4.68%	0.79%	4.53%	0.27%
Long-term:(1)
Amount	$3,093	$—	$5,961	$—
Weighted-average interest rate	5.28%	—%	5.33%	—%
Total issued:
Amount	$59,138	$19,468	$117,112	$67,945
Weighted-average interest rate	4.71%	0.79%	4.57%	0.27%
Paid off during the period:(2)
Short-term:
Amount	$54,405	$14,452	$105,711	$61,679
Weighted-average interest rate	4.14%	0.45%	4.07%	0.14%
Long-term:(1)
Amount	$5,782	$38,561	$7,887	$58,914
Weighted-average interest rate	2.45%	0.99%	2.55%	1.00%
Total paid off:
Amount	$60,187	$53,013	$113,598	$120,593
Weighted-average interest rate	3.98%	0.84%	3.96%	0.56%
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

Fannie Mae Second Quarter 2023 Form 10-Q	49

MD&A | Liquidity and Capital Management

Other Investments Portfolio
The chart below displays information on the composition of our other investments portfolio. The balance of our other investments portfolio fluctuates as a result of changes in our cash flows, liquidity in the fixed-income markets, and our liquidity risk management framework and practices.
Our other investments portfolio increased during the first half of 2023 primarily due to our corporate debt issuances outpacing maturities, proceeds from the sale of securities and loans, and the continued accumulation of earnings retained from our operations.

U.S. Treasury securities

Securities purchased under agreements to resell

Cash and cash equivalents(1)
(1)    Cash equivalents are composed of overnight reverse repurchase agreements and U.S. Treasuries, if any, that have a maturity at the date of acquisition of three months or less.
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
The total amount of our off-balance sheet exposure related to unconsolidated Fannie Mae MBS net of any beneficial interest that we retain, and other financial guarantees was $237.2 billion as of June 30, 2023 and $246.7 billion as of December 31, 2022. The majority of the other financial guarantees consists of Freddie Mac securities backing Fannie Mae structured securities. See “Guaranty Book of Business” and “Note 6, Financial Guarantees” for more information regarding our maximum exposure to loss on unconsolidated Fannie Mae MBS and Freddie Mac securities.
Our total outstanding liquidity commitments to advance funds for securities backed by multifamily housing revenue bonds totaled $4.7 billion as of June 30, 2023 and $4.8 billion as of December 31, 2022. These commitments require us to advance funds to third parties that enable them to repurchase tendered bonds or securities that are unable to be remarketed. We hold cash and cash equivalents in our other investments portfolio in excess of these commitments to advance funds.

Fannie Mae Second Quarter 2023 Form 10-Q	50

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
Cash Flows
Six Months Ended June 30, 2023. Cash, cash equivalents and restricted cash and cash equivalents decreased from $87.8 billion as of December 31, 2022 to $79.4 billion as of June 30, 2023. The decrease was primarily driven by cash outflows from (1) payments on outstanding debt of consolidated trusts, (2) purchases of loans held for investment and (3) advances to lenders.
Partially offsetting these cash outflows were cash inflows from (1) proceeds from repayments and sales of loans, (2) the sale of Fannie Mae MBS to third parties, and (3) the issuances of funding debt, which outpaced redemptions.
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
Credit Ratings
The table below displays our credit ratings issued by the three major credit rating agencies.

Fannie Mae Credit Ratings
June 30, 2023
	S&P	Moody’s	Fitch
Long-term senior debt	AA+(1)	Aaa(1)	AAA(2)
Short-term senior debt	A-1+	P-1	F1+(2)
Preferred stock	D	Ca(hyb)	C/RR6
(1)    Outlook: Stable.
(2)    Rating Watch Negative.
On May 25, 2023, Fitch Ratings (“Fitch”) placed our ‘AAA’ Long-term Issuer Default Rating, ‘F1+’ Short-term Issuer Default Rating, Government Support Rating and debt ratings on “Rating Watch Negative,” following Fitch’s placement of the United States’ ‘AAA’ Long-term Foreign and Local Currency Issuer Default Ratings on Rating Watch Negative on May 24, 2023. Fitch noted that our Long-Term Issuer Default Rating and Government Support Rating are directly linked to the U.S. government’s Long-Term Issuer Default Ratings, based on Fitch’s view of the U.S. government’s direct financial support of Fannie Mae.
We have no covenants in our existing debt agreements that would be violated by a downgrade in our credit ratings. However, in connection with certain derivatives counterparties, we could be required to provide additional collateral to or terminate transactions with certain counterparties in the event that our senior unsecured debt ratings are downgraded. For a discussion of additional risks to our business relating to a decrease in our credit ratings, which could include an increase in our borrowing costs and limits on our ability to issue debt, see “MD&A—Liquidity and Capital Management—Liquidity Management—Credit Ratings” and “Risk Factors” in our 2022 Form 10-K.

Fannie Mae Second Quarter 2023 Form 10-Q	51

MD&A | Liquidity and Capital Management

Capital Management
Capital Requirements
The table below sets forth information about our capital requirements under the standardized approach of the enterprise regulatory capital framework. Available capital for purposes of the enterprise regulatory capital framework excludes the stated value of the senior preferred stock ($120.8 billion) and other amounts specified in the Regulatory Capital Components table below. Because of these exclusions, we had a deficit in available capital as of June 30, 2023, even though we had positive net worth under GAAP of $69.0 billion as of June 30, 2023. See “Business—Legislation and Regulation—GSE-Focused Matters—Capital Requirements” in our 2022 Form 10-K for a description of our capital requirements under the enterprise regulatory capital framework. Although the enterprise regulatory capital framework went into effect in February 2021, we are not required to hold capital according to the framework’s requirements until the date of termination of our conservatorship, or such later date as may be ordered by FHFA.
We had a $248 billion shortfall of our available capital (deficit) to the adjusted total capital requirement (including buffers) of $184 billion under the standardized approach of the enterprise regulatory capital framework as of June 30, 2023. Our capital shortfall decreased to $248 billion from $258 billion as of December 31, 2022, primarily as a result of an increase in our retained earnings.

Capital Metrics under the Enterprise Regulatory Capital Framework as of June 30, 2023(1)
(Dollars in billions)
			Stress capital buffer			$34
			Stability capital buffer			45
Adjusted total assets	$4,562		Countercyclical capital buffer			—
Risk-weighted assets	1,316		Prescribed capital conservation buffer amount			$79

	Minimum Capital Ratio Requirement	Minimum Capital Requirement	Applicable Buffers(2)	Total Capital Requirement (including Buffers)	Available Capital (Deficit)(3)	Capital Shortfall(4)
Risk-based capital:
Total capital (statutory)(5)	8.0%	$105	N/A	$105	$(42)	$(147)
Common equity tier 1 capital	4.5	59	$79	138	(83)	(221)
Tier 1 capital	6.0	79	79	158	(64)	(222)
Adjusted total capital	8.0	105	79	184	(64)	(248)
Leverage capital:
Core capital (statutory)(6)	2.5	114	N/A	114	(52)	(166)
Tier 1 capital	2.5	114	23	137	(64)	(201)

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
(3)Available capital (deficit) for all line items excludes the stated value of the senior preferred stock ($120.8 billion). Available capital (deficit) for all line items except total capital and core capital also deducts a portion of deferred tax assets. Deferred tax assets arising from temporary differences between GAAP and tax requirements are deducted from capital to the extent they exceed 10% of common equity. As of June 30, 2023, this resulted in the full deduction of deferred tax assets ($12.0 billion) from our available capital (deficit). Available capital (deficit) for common equity tier 1 capital also excludes the value of the non-cumulative perpetual preferred stock ($19.1 billion).
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

Fannie Mae Second Quarter 2023 Form 10-Q	52

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
As a result of our capital shortfall, our maximum payout ratio under the enterprise regulatory capital framework as of June 30, 2023 was 0%. While it is not applicable until the date of termination of our conservatorship, our maximum payout ratio represents the percentage of eligible retained income that we are permitted to pay out in the form of distributions or discretionary bonus payments under the enterprise regulatory capital framework. The maximum payout ratio for a given quarter is the lowest of the payout ratios determined by our capital conservation buffer and our leverage buffer. See “Note 14, Regulatory Capital Requirements” for information on our capital ratios as of June 30, 2023 under the enterprise regulatory capital framework.
The table below presents certain components of our regulatory capital.

Regulatory Capital Components
As of June 30, 2023
(Dollars in billions)
Total equity	$69.0
Less:
Senior preferred stock	120.8
Preferred stock	19.1
Common equity	(70.9)
Less: deferred tax assets arising from temporary differences that exceed 10% of common equity tier 1 capital and other regulatory adjustments	12.0
Common equity tier 1 capital (deficit)	(82.9)
Add: non-cumulative perpetual preferred stock	19.1
Tier 1 capital (deficit)	(63.8)
Tier 2 capital adjustments	—
Adjusted total capital (deficit)	$(63.8)
The table below presents certain components of our core capital.

Statutory Capital Components
As of June 30, 2023
(Dollars in billions)
Total equity	$69.0
Less:
Senior preferred stock	120.8
Accumulated other comprehensive income (loss), net of taxes	—
Core capital (deficit)	(51.8)
Less: general allowance for foreclosure losses	(10.2)
Total capital (deficit)	$(41.6)
Capital Activity
Under the terms governing the senior preferred stock, no dividends were payable to Treasury for the second quarter of 2023 and none are payable for the third quarter of 2023.
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

Fannie Mae Second Quarter 2023 Form 10-Q	53

MD&A | Liquidity and Capital Management

As a result of these terms governing the senior preferred stock, the aggregate liquidation preference of the senior preferred stock increased to $185.5 billion as of June 30, 2023 from $181.8 billion as of March 31, 2023, due to the $3.8 billion increase in our net worth in the first quarter of 2023. The aggregate liquidation preference of the senior preferred stock will further increase to $190.5 billion as of September 30, 2023, due to the $5.0 billion increase in our net worth in the second quarter of 2023. See “Business—Conservatorship and Treasury Agreements—Treasury Agreements” in our 2022 Form 10-K for more information on the terms of our senior preferred stock, including how the aggregate liquidation preference is determined.
Increases in our net worth improve our capital position and our ability to absorb losses; however, increases in our net worth also increase the aggregate liquidation preference of the senior preferred stock by the same amount until the capital reserve end date as discussed above.
Treasury Funding Commitment
Treasury made a commitment under the senior preferred stock purchase agreement to provide funding to us under certain circumstances if we have a net worth deficit. As of June 30, 2023, the remaining amount of Treasury’s funding commitment to us was $113.9 billion. See “Note 11, Equity” in our 2022 Form 10-K for more information on the funding commitment provided by Treasury under the senior preferred stock purchase agreement.
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

Fannie Mae Second Quarter 2023 Form 10-Q	54

MD&A | Risk Management | Market Risk Management, including Interest-Rate Risk Management
Measurement of Interest-Rate Risk
The table below displays the pre-tax market value sensitivity of our net portfolio to changes in the level of interest rates and the slope of the applicable yield curve as measured on the last day of each period presented. The table below also provides the daily average, minimum, maximum and standard deviation values for duration gap and for the most adverse market value impact on the net portfolio to changes in the level of interest rates and the slope of the applicable yield curve for the three months ended June 30, 2023 and 2022. Our practice is to allow interest rates to go below zero in the downward shock models unless otherwise prevented through contractual floors.
Effective April 2023, we transitioned our portfolio interest-rate risk measurement process from using LIBOR to using SOFR as the benchmark interest rate. This change did not have a significant impact on the measurement of our interest-rate risk or our financial results for the three months ended June 30, 2023. The interest-rate sensitivity metrics in the table below as of December 31, 2022 and for the three months ended June 30, 2022 were not revised.
For information on how we measure our interest-rate risk, see “MD&A—Risk Management—Market Risk Management, including Interest-Rate Risk Management” in our 2022 Form 10-K.

Interest-Rate Sensitivity of Net Portfolio to Changes in Interest-Rate Level and Slope of Yield Curve
	As of(1)(2)
	June 30, 2023	December 31, 2022
	(Dollars in millions)
Rate level shock:
-100 basis points	$34	$(10)
-50 basis points	20	5
+50 basis points	(28)	(14)
+100 basis points	(54)	(35)
Rate slope shock:
-25 basis points (flattening)	(7)	(8)
+25 basis points (steepening)	4	10

	For the Three Months Ended June 30,(1)(3)
	2023			2022
	Duration Gap	Rate Slope Shock 25 bps	Rate Level Shock 50 bps	Duration Gap	Rate Slope Shock 25 bps	Rate Level Shock 50 bps
		Market Value Sensitivity			Market Value Sensitivity
	(In years)	(Dollars in millions)		(In years)	(Dollars in millions)
Average	0.01	$(9)	$(16)	(0.03)	$(5)	$(36)
Minimum	(0.02)	(15)	(48)	(0.05)	(8)	(62)
Maximum	0.03	(4)	(5)	0.02	—	(12)
Standard deviation	0.01	3	9	0.02	2	13
(1)Computed based on changes in SOFR interest-rates swap curve as of and for the three months ended June 30, 2023. Computed based on changes in U.S. LIBOR interest-rates swap curve as of December 31, 2022 and for the three months ended June 30, 2022. Changes in the level of interest rates assume a parallel shift in all maturities of the SOFR or U.S. LIBOR interest-rate swap curve, as applicable. Changes in the slope of the yield curve assume a constant 7-year rate, a shift of 16.7 basis points for the 1-year rate (and shorter tenors) and an opposite shift of 8.3 basis points for the 30-year rate. Rate shocks for remaining maturity points are interpolated.
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

Fannie Mae Second Quarter 2023 Form 10-Q	55

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

Derivative Impact on Interest-Rate Risk (50 Basis Points)
	As of(1)
	June 30, 2023	December 31, 2022
	(Dollars in millions)
Before derivatives	$(249)	$(177)
After derivatives	(28)	(14)
Effect of derivatives	221	163
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
We apply fair value hedge accounting to address some of the exposure to interest rates, particularly the earnings volatility related to changes in benchmark interest rates. Our hedge accounting program is specifically designed to address the volatility of our financial results associated with changes in fair value related to changes in these benchmark interest rates. As such, earnings variability driven by other factors, such as spreads or changes in cost basis amortization recognized in net interest income, remains. In addition, our ability to effectively reduce earnings volatility is dependent upon the volume and type of interest-rate swaps available for hedging, which is driven by our interest-rate risk management strategy discussed above and in our 2022 Form 10-K. As our range of available interest-rate swaps varies over time, our ability to reduce earnings volatility through hedge accounting may vary as well. When the shape of the yield curve shifts significantly from period to period, hedge accounting may be less effective. In our current program, we establish new hedging relationships daily to provide flexibility in our overall risk management strategy.
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

Fannie Mae Second Quarter 2023 Form 10-Q	56

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
The allowance for loan losses involves substantial judgment on a number of matters including the development and weighting of macroeconomic forecasts, the reversion period applied, the assessment of similar risk characteristics, which determines the historic loss experience used to derive probability of loan default, the valuation of collateral, and the determination of a loan’s remaining expected life. Our most significant judgments involved in estimating our allowance for loan losses relate to the macroeconomic data used to develop reasonable and supportable forecasts for key economic drivers, which are subject to significant inherent uncertainty. Most notably, for single-family, the model uses forecasted single-family home prices as well as a range of possible future interest rate environments, which drive prepayment speeds and impact the measurement of the economic concession provided on loans modified in restructurings that were accounted for as TDRs. For multifamily, the model uses forecasted rental income and property valuations over the remaining life of each mortgage loan. In developing a reasonable and supportable forecast, the model simulates multiple paths of interest rates, rental income and property values based on current market conditions. In future periods, changes in projected interest rates may not be as significant to our measurement of expected credit losses. Pursuant to our adoption of Accounting Standards Update (“ASU”) 2022-02, Financial Instruments – Credit Losses, Troubled Debt Restructurings and Vintage Disclosures, effective January 1, 2022, we prospectively discontinued TDR accounting and no longer measure the economic concession for loan modifications occurring on or after the adoption date. In addition, modifications to loans previously designated as TDRs that occur on or after January 1, 2022, are accounted for under this ASU and result in the elimination of any prior economic concession recorded in the allowance related to such loans. Although increases in interest rates were a meaningful driver of our credit losses in previous periods, we expect the decrease in the balance of loans that were previously designated as TDRs will reduce the sensitivity of our benefit (provision) for credit losses to interest rate volatility over time. See “Note 1, Summary of Significant Accounting Policies—New Accounting Guidance” in our 2022 Form 10-K for more information about ASU 2022-02.
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

Fannie Mae Second Quarter 2023 Form 10-Q	57

MD&A | Critical Accounting Estimates

The table below provides information about our most significant key macroeconomic inputs used in determining our single-family allowance for loan losses: forecasted home price growth rates and interest rates. Although the model consumes a wide range of possible regional home price forecasts and interest rate scenarios that take into account inherent uncertainty, the forecasts below represent the mean path of those simulations used in determining the allowance for each quarter through the six months ended June 30, 2023, and for each quarter during the year ended December 31, 2022, and how those forecasts have changed between periods of estimate. Below we present our home price and interest rate estimates for the current full year as well as the two succeeding years used in our estimate of expected credit losses. Our forecasts include estimates for periods beyond 2025 that are not presented in the table below.

Select Single-Family Macroeconomic Model Inputs(1)

Forecasted home price growth (decline) rate by period of estimate:(2)
	For the Full Year ending December 31,
	2023	2024	2025
Second Quarter 2023	3.9%	(0.7)%	(1.5)%
First Quarter 2023	(1.2)	(2.2)	(1.1)

	For the Full Year ending December 31,
	2022	2023	2024
Fourth Quarter 2022	8.4%	(4.2)%	(2.3)%
Third Quarter 2022	9.0	(1.5)	(1.4)
Second Quarter 2022	16.0	4.4	0.5
First Quarter 2022	10.8	3.2	1.3

Forecasted 30-year interest rates by period of estimate:(3)
	Through the end of December 31,	For the Full Year ending December 31,
	2023	2024	2025
Second Quarter 2023	6.7%	6.0%	5.8%
First Quarter 2023	6.2	5.7	5.5

	Through the end of December 31,	For the Full Year ending December 31,
	2022	2023	2024
Fourth Quarter 2022	6.5%	6.5%	6.0%
Third Quarter 2022	6.8	6.7	6.2
Second Quarter 2022	5.7	5.4	5.2
First Quarter 2022	4.7	4.8	4.7
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

Fannie Mae Second Quarter 2023 Form 10-Q	58

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
As noted above, our allowance for loan losses is sensitive to changes in home prices and interest rate changes. To consider the impact of a hypothetical change in home prices, assuming a positive one-percentage point change in the home price growth rate for the first twelve months of the forecast, on a normalized basis, with all other factors held constant, the single-family allowance for loan losses as of June 30, 2023 would decrease by approximately 4%. Conversely, assuming a negative one-percentage point change in the home price growth rate for the first twelve months of the forecast, on a normalized basis, the single-family allowance for loan losses would increase by approximately 4%.
To consider the impact of a hypothetical change in 30-year interest rates, assuming a 50-basis point increase in estimated 30-year interest rates, with all other factors held constant, the single-family allowance for loan losses as of June 30, 2023 would increase by approximately 2%. Conversely, assuming a 50-basis point decrease in 30-year interest rates, the single-family allowance for loan losses would decrease by approximately 3%.
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
•our future aggregate liquidation preference;
•economic, mortgage market and housing market conditions (including expectations regarding economic recession, home price changes, unemployment rates, refinance volumes and interest rates), the factors that will affect those conditions, and the impact of those conditions on our business and financial results;

Fannie Mae Second Quarter 2023 Form 10-Q	59

MD&A | Forward-Looking Statements

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
•how we intend to repay our debt obligations; and
•our expectations relating to legal and regulatory proceedings.
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
•the impact of stress in the banking sector on the financial condition and business activities of our counterparties, including stress on regional banks and on banks with significant exposure to commercial real estate;
•defaults by one or more of our counterparties;
•uncertainty regarding our future, our exit from conservatorship and our ability to raise or earn the capital needed to meet our capital requirements;
•significant challenges we face in retaining and hiring qualified executives and other employees;
•the impact of the senior preferred stock purchase agreement and the enterprise regulatory capital framework, as well as future legislative and regulatory requirements or changes, governmental initiatives, or executive orders affecting us, such as the enactment of housing finance reform legislation, including changes that limit our business activities or our footprint, impose new mandates on us, or affect our ability to change our pricing;
•actions by FHFA, Treasury, HUD, the Consumer Financial Protection Bureau, the SEC or other regulators, Congress, the Executive Branch, or state or local governments that affect our business;
•a default by the United States government on its obligations;
•a shutdown of the United States government;
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

Fannie Mae Second Quarter 2023 Form 10-Q	60

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
•significant changes in forbearance, modification and foreclosure activity;
•the volume and pace of any future nonperforming and reperforming loan sales and their impact on our results and serious delinquency rates;
•changes in borrower behavior;

Fannie Mae Second Quarter 2023 Form 10-Q	61

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
•domestic and global political risks and uncertainties, including the impact of the Russian war in Ukraine and tensions between China and Taiwan;
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

Fannie Mae Second Quarter 2023 Form 10-Q	62

Financial Statements | Condensed Consolidated Balance Sheets
Item 1.  Financial Statements
FANNIE MAE
(In conservatorship)
Condensed Consolidated Balance Sheets — (Unaudited)
(Dollars in millions)

	As of
	June 30, 2023	December 31, 2022

ASSETS
Cash and cash equivalents	$52,229	$57,987
Restricted cash and cash equivalents (includes $21,605 and $23,348, respectively, related to consolidated trusts)	27,206	29,854
Securities purchased under agreements to resell (includes $10,450 and $3,475, respectively, related to consolidated trusts)	33,050	14,565
Investments in securities, at fair value	51,231	50,825
Mortgage loans:
Loans held for sale, at lower of cost or fair value	513	2,033
Loans held for investment, at amortized cost:
Of Fannie Mae	49,785	52,081
Of consolidated trusts	4,080,809	4,071,669
Total loans held for investment (includes $3,433 and $3,645, respectively, at fair value)	4,130,594	4,123,750
Allowance for loan losses	(9,982)	(11,347)
Total loans held for investment, net of allowance	4,120,612	4,112,403
Total mortgage loans	4,121,125	4,114,436
Advances to lenders	3,483	1,502
Deferred tax assets, net	11,990	12,911
Accrued interest receivable, net (includes $9,442 and $9,241 related to consolidated trusts and net of allowance of $49 and $111, respectively)	9,930	9,821
Other assets	13,466	13,387
Total assets	$4,323,710	$4,305,288
LIABILITIES AND EQUITY
Liabilities:
Accrued interest payable (includes $9,721 and $9,347, respectively, related to consolidated trusts)	$10,413	$9,917
Debt:
Of Fannie Mae (includes $884 and $1,161, respectively, at fair value)	137,696	134,168
Of consolidated trusts (includes $15,172 and $16,260, respectively, at fair value)	4,094,654	4,087,720
Other liabilities (includes $1,699 and $1,748, respectively, related to consolidated trusts)	11,903	13,206
Total liabilities	4,254,666	4,245,011
Commitments and contingencies (Note 13)	—	—
Fannie Mae stockholders’ equity:
Senior preferred stock (liquidation preference of $185,548 and $180,339, respectively)	120,836	120,836
Preferred stock, 700,000,000 shares are authorized—555,374,922 shares issued and outstanding	19,130	19,130
Common stock, no par value, no maximum authorization—1,308,762,703 shares issued and 1,158,087,567 shares outstanding	687	687
Accumulated deficit	(64,245)	(73,011)
Accumulated other comprehensive income	36	35
Treasury stock, at cost, 150,675,136 shares	(7,400)	(7,400)
Total stockholders’ equity (See Note 1: Senior Preferred Stock Purchase Agreement and Senior Preferred Stock for information on the related dividend obligation and liquidation preference)	69,044	60,277
Total liabilities and equity	$4,323,710	$4,305,288

See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) Second Quarter 2023 Form 10-Q	63

Financial Statements | Condensed Consolidated Statements of Operations and Comprehensive Income
FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Operations and Comprehensive Income — (Unaudited)
(Dollars and shares in millions, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2023	2022	2023	2022
Interest income:
Investments in securities	$1,101	$318	$2,082	$484
Mortgage loans	32,655	29,082	64,792	56,224
Other	584	55	1,036	87
Total interest income	34,340	29,455	67,910	56,795
Interest expense:
Short-term debt	(183)	(5)	(302)	(6)
Long-term debt	(27,122)	(21,642)	(53,787)	(41,582)
Total interest expense	(27,305)	(21,647)	(54,089)	(41,588)
Net interest income	7,035	7,808	13,821	15,207
Benefit (provision) for credit losses	1,266	(218)	1,134	(458)
Net interest income after benefit (provision) for credit losses	8,301	7,590	14,955	14,749
Investment gains (losses), net	25	(49)	(42)	(151)
Fair value gains, net	404	529	608	1,009
Fee and other income	70	81	133	164
Non-interest income	499	561	699	1,022
Administrative expenses:
Salaries and employee benefits	(467)	(398)	(947)	(805)
Professional services	(192)	(198)	(376)	(407)
Other administrative expenses	(205)	(199)	(409)	(391)
Total administrative expenses	(864)	(795)	(1,732)	(1,603)
TCCA fees	(856)	(841)	(1,711)	(1,665)
Credit enhancement expense	(384)	(332)	(725)	(610)
Change in expected credit enhancement recoveries	(160)	(47)	(40)	13
Other expenses, net	(257)	(261)	(387)	(458)
Total expenses	(2,521)	(2,276)	(4,595)	(4,323)
Income before federal income taxes	6,279	5,875	11,059	11,448
Provision for federal income taxes	(1,285)	(1,222)	(2,293)	(2,387)
Net income	4,994	4,653	8,766	9,061
Other comprehensive income (loss)	1	(4)	1	(11)
Total comprehensive income	$4,995	$4,649	$8,767	$9,050
Net income	$4,994	$4,653	$8,766	$9,061
Dividends distributed or amounts attributable to senior preferred stock	(4,995)	(4,649)	(8,767)	(9,050)
Net income (loss) attributable to common stockholders	$(1)	$4	$(1)	$11
Earnings per share:
Basic	$0.00	$0.00	$0.00	$0.00
Diluted	0.00	0.00	0.00	0.00
Weighted-average common shares outstanding:
Basic	5,867	5,867	5,867	5,867
Diluted	5,867	5,893	5,867	5,893

See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) Second Quarter 2023 Form 10-Q	64

Financial Statements | Condensed Consolidated Statements of Cash Flows
FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Cash Flows — (Unaudited)
(Dollars in millions)

	For the Six Months Ended June 30,
	2023	2022
Net cash provided by operating activities	$6,245	$24,163
Cash flows provided by (used in) investing activities:
Mortgage loans acquired held for investment:
Purchases	(61,064)	(166,414)
Proceeds from sales	1,540	4,122
Proceeds from repayments	169,452	302,378
Advances to lenders	(53,273)	(114,263)
Proceeds from disposition of acquired property and preforeclosure sales	2,662	1,438
Net change in securities purchased under agreements to resell	(18,485)	5,352
Other, net	(1,162)	(1,248)
Net cash provided by investing activities	39,670	31,365
Cash flows provided by (used in) financing activities:
Proceeds from issuance of debt of Fannie Mae	206,879	167,585
Payments to redeem debt of Fannie Mae	(203,515)	(221,707)
Proceeds from issuance of debt of consolidated trusts	109,556	308,293
Payments to redeem debt of consolidated trusts	(167,241)	(343,855)
Other, net	—	1,467
Net cash used in financing activities	(54,321)	(88,217)
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	(8,406)	(32,689)
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	87,841	108,631
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$79,435	$75,942
Cash paid during the period for:
Interest	$54,887	$49,255
Income taxes	1,300	1,900

See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) Second Quarter 2023 Form 10-Q	65

Financial Statements | Condensed Consolidated Statements of Changes in Equity
FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Changes in
Equity — (Unaudited)
(Dollars and shares in millions)

	Fannie Mae Stockholders’ Equity
	Shares Outstanding			Senior Preferred Stock	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Equity
	Senior Preferred	Preferred	Common
Balance as of March 31, 2023	1	556	1,158	$120,836	$19,130	$687	$(69,239)	$35	$(7,400)	$64,049
Comprehensive income:
Net income	—	—	—	—	—	—	4,994	—	—	4,994
Other comprehensive income, net of tax effect:
Changes in net unrealized gains on available-for-sale securities (net of taxes of $1)	—	—	—	—	—	—	—	2	—	2
Other (net of taxes of $1)	—	—	—	—	—	—	—	(1)	—	(1)
Total comprehensive income										4,995
Balance as of June 30, 2023	1	556	1,158	$120,836	$19,130	$687	$(64,245)	$36	$(7,400)	$69,044

	Fannie Mae Stockholders’ Equity
	Shares Outstanding			Senior Preferred Stock	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Equity
	Senior Preferred	Preferred	Common
Balance as of December 31, 2022	1	556	1,158	$120,836	$19,130	$687	$(73,011)	$35	$(7,400)	$60,277
Comprehensive income:
Net income	—	—	—	—	—	—	8,766	—	—	8,766
Other comprehensive income, net of tax effect:
Changes in net unrealized gains on available-for-sale securities (net of taxes of $1)	—	—	—	—	—	—	—	4	—	4
Other (net of taxes of $1)	—	—	—	—	—	—	—	(3)	—	(3)
Total comprehensive income										8,767
Balance as of June 30, 2023	1	556	1,158	$120,836	$19,130	$687	$(64,245)	$36	$(7,400)	$69,044

See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) Second Quarter 2023 Form 10-Q	66

Financial Statements | Condensed Consolidated Statements of Changes in Equity
FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Changes in
Equity — (Unaudited)
(Dollars and shares in millions)

	Fannie Mae Stockholders’ Equity
	Shares Outstanding			Senior Preferred Stock	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Equity
	Senior Preferred	Preferred	Common
Balance as of March 31, 2022	1	556	1,158	$120,836	$19,130	$687	$(81,526)	$31	$(7,400)	$51,758
Comprehensive income:
Net income	—	—	—	—	—	—	4,653	—	—	4,653
Other comprehensive income, net of tax effect:
Changes in net unrealized gains on available-for-sale securities (net of taxes of $2)	—	—	—	—	—	—	—	(6)	—	(6)
Reclassification adjustment for gains included in net income (net of taxes of $1)	—	—	—	—	—	—	—	4	—	4
Other (net of taxes of $1)	—	—	—	—	—	—	—	(2)	—	(2)
Total comprehensive income										4,649
Balance as of June 30, 2022	1	556	1,158	$120,836	$19,130	$687	$(76,873)	$27	$(7,400)	$56,407

	Fannie Mae Stockholders’ Equity
	Shares Outstanding			Senior Preferred Stock	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Equity
	Senior Preferred	Preferred	Common
Balance as of December 31, 2021	1	556	1,158	$120,836	$19,130	$687	$(85,934)	$38	$(7,400)	$47,357
Comprehensive income:
Net income	—	—	—	—	—	—	9,061	—	—	9,061
Other comprehensive income, net of tax effect:
Changes in net unrealized gains on available-for-sale securities (net of taxes of $4)	—	—	—	—	—	—	—	(15)	—	(15)
Reclassification adjustment for gains included in net income (net of taxes of $2)	—	—	—	—	—	—	—	8	—	8
Other (net of taxes of $1)	—	—	—	—	—	—	—	(4)	—	(4)
Total comprehensive income										9,050
Balance as of June 30, 2022	1	556	1,158	$120,836	$19,130	$687	$(76,873)	$27	$(7,400)	$56,407

See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) Second Quarter 2023 Form 10-Q	67

Notes to Condensed Consolidated Financial Statements | Summary of Significant Accounting Policies
FANNIE MAE
(In conservatorship)
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.  Summary of Significant Accounting Policies
Fannie Mae is a leading source of financing for mortgages in the United States. We are a shareholder-owned corporation organized as a government-sponsored enterprise (“GSE”) and existing under the Federal National Mortgage Association Charter Act (the “Charter Act” or our “charter”). We were chartered by Congress to provide liquidity and stability to the residential mortgage market and to promote access to mortgage credit. Our regulators include the Federal Housing Finance Agency (“FHFA”), the U.S. Department of Housing and Urban Development (“HUD”), the U.S. Securities and Exchange Commission (“SEC”) and the U.S. Department of the Treasury (“Treasury”). The U.S. government does not guarantee our securities or other obligations.
We have been under conservatorship, with FHFA acting as conservator, since September 6, 2008. See below and “Note 1, Summary of Significant Accounting Policies” in our annual report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”) for additional information on our conservatorship and the impact of U.S. government support of our business.
The unaudited interim condensed consolidated financial statements as of and for the three and six months ended June 30, 2023 and related notes should be read in conjunction with our audited consolidated financial statements and related notes included in our 2022 Form 10-K.
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the SEC’s instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. The accompanying condensed consolidated financial statements include our accounts as well as the accounts of other entities in which we have a controlling financial interest. All intercompany accounts and transactions have been eliminated. Results for the three and six months ended June 30, 2023 may not necessarily be indicative of the results for the year ending December 31, 2023.
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

Fannie Mae (In conservatorship) Second Quarter 2023 Form 10-Q	68

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
Treasury has made a commitment under the senior preferred stock purchase agreement to provide funding to us under certain circumstances if we have a net worth deficit. Pursuant to the senior preferred stock purchase agreement, we have received a total of $119.8 billion from Treasury as of June 30, 2023, and the amount of remaining funding available to us under the agreement is $113.9 billion. We have not received any funding from Treasury under this commitment since the first quarter of 2018. We had positive net worth of $69.0 billion as of June 30, 2023.
The dividend provisions of the senior preferred stock permit us to retain increases in our net worth until our net worth exceeds the amount of adjusted total capital necessary for us to meet the capital requirements and buffers under the enterprise regulatory capital framework established by FHFA.
The aggregate liquidation preference of the senior preferred stock increased to $185.5 billion as of June 30, 2023 from $181.8 billion as of March 31, 2023, due to the $3.8 billion increase in our net worth in the first quarter of 2023. The aggregate liquidation preference of the senior preferred stock will further increase to $190.5 billion as of September 30, 2023, due to the $5.0 billion increase in our net worth in the second quarter of 2023.
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

Fannie Mae (In conservatorship) Second Quarter 2023 Form 10-Q	69

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
Transactions with Treasury
Treasury Making Home Affordable Program
Our administrative expenses were reduced by $3 million for the three months ended June 30, 2023 and 2022, and $6 million and $7 million for the six months ended June 30, 2023 and 2022, respectively, due to reimbursements from Treasury and Freddie Mac for expenses incurred as program administrator for Treasury’s Home Affordable Modification Program and other initiatives under Treasury’s Making Home Affordable Program.
Obligation to Pay TCCA Fees to Treasury
We recognized Temporary Payroll Tax Cut Continuation Act of 2011 (“TCCA”) fees of $856 million and $841 million for the three months ended June 30, 2023 and 2022, respectively, and $1.7 billion for the six months ended June 30, 2023 and 2022, of which $856 million had not been remitted to Treasury as of June 30, 2023.
Treasury Interest in Affordable Housing Allocations
The GSE Act requires us to set aside certain funding obligations, a portion of which is attributable to Treasury’s Capital Magnet Fund. These funding obligations are measured as the product of 4.2 basis points and the unpaid principal balance of our total new business purchases for the respective period, with 35% of this amount payable to Treasury’s Capital Magnet Fund. We recognized a total of $16 million and $28 million in “Other expenses, net” for the three months ended June 30, 2023 and 2022, respectively, and $27 million and $66 million for the six months ended June 30, 2023 and 2022, respectively, in connection with Treasury’s Capital Magnet Fund, of which $27 million had not been remitted as of June 30, 2023.
Transactions with FHFA
The GSE Act authorizes FHFA to establish an annual assessment for regulated entities, including Fannie Mae, which is payable on a semi-annual basis (April and October), for FHFA’s costs and expenses, as well as to maintain FHFA’s working capital. We recognized FHFA assessment fees, which are recorded in “Administrative expenses” in our condensed consolidated statements of operations and comprehensive income, of $40 million and $31 million for the three months ended June 30, 2023 and 2022, respectively, and $79 million and $63 million for the six months ended June 30, 2023 and 2022, respectively.
Transactions with CSS and Freddie Mac
We contributed funds to CSS, the company we jointly own with Freddie Mac, of $16 million for the three months ended June 30, 2023 and 2022, and $42 million and $38 million for the six months ended June 30, 2023 and 2022, respectively. Net operating losses associated with our investment in CSS are recorded in “Other expenses, net” in our condensed consolidated statements of operations and comprehensive income.
Acquired Property, Net
We recognize foreclosed property (i.e., “Acquired property, net”) upon the earlier of the loan foreclosure event or when we take physical possession of the property (i.e., through a deed-in-lieu of foreclosure transaction). We present foreclosed property in “Other assets” in our condensed consolidated balance sheets. We held $1.6 billion of acquired property, net as of June 30, 2023 and December 31, 2022.
Earnings per Share
Earnings per share (“EPS”) is presented for basic and diluted EPS. We compute basic EPS by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. However, as a result of our conservatorship status and the terms of the senior preferred stock, no amounts would be available to distribute as dividends to common or preferred stockholders (other than to Treasury as the holder of the senior preferred stock). Net income attributable to common stockholders excludes amounts attributable to the senior preferred stock liquidation preference, which increases as described in “Note 11, Equity” in our 2022 Form 10-K. Weighted average common shares include 4.7 billion shares for the periods ended June 30, 2023 and 2022 that would have been issued upon the full exercise of the warrant issued to Treasury from the date the warrant was issued through June 30, 2023 and 2022.
The calculation of diluted EPS includes all the components of basic earnings per share, plus the dilutive effect of common stock equivalents such as convertible securities and stock options. Weighted average shares outstanding is

Fannie Mae (In conservatorship) Second Quarter 2023 Form 10-Q	70

Notes to Condensed Consolidated Financial Statements | Summary of Significant Accounting Policies
increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. For the three and six months ended June 30, 2023, convertible preferred stock is not included in the calculation because it would have an anti-dilutive effect. For the three and six months ended June 30, 2022, our diluted EPS weighted-average shares outstanding includes 26 million shares issuable upon the conversion of convertible preferred stock.
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
The ASU is effective for public business entities for fiscal years beginning after December 15, 2022, and interim periods within those years. Our adoption of this guidance effective January 1, 2023 did not have a material impact on our financial statements.
Investments - Equity Method and Joint Ventures
On March 29, 2023, the FASB issued ASU 2023-02, Investments - Equity Method and Joint Ventures (Topic 323), Accounting for Investment in Tax Credit Structures Using the Proportional Amortization Method. The ASU expands the scope of the proportional amortization method that is currently restricted to investments in low-income housing tax credit (“LIHTC”) structures by allowing an entity to elect this method on a program-by-program basis to other qualifying tax equity investments.
The ASU is effective for public business enterprises on January 1, 2024 and may be adopted using either a full or modified retrospective method. Early adoption is permitted. We do not expect the adoption of this guidance to have a material effect on our financial statements.
2.  Consolidations and Transfers of Financial Assets
We have interests in various entities that are considered to be variable interest entities (“VIEs”). The primary types of entities are securitization and resecuritization trusts, limited partnerships and special purpose vehicles (“SPVs”). These interests include investments in securities issued by VIEs, such as Fannie Mae MBS created pursuant to our securitization transactions and our guaranty to the entity. We consolidate the substantial majority of our single-class securitization trusts because our role as guarantor and master servicer provides us with the power to direct matters (primarily the servicing of mortgage loans) that impact the credit risk to which we are exposed. In contrast, we do not consolidate single-class securitization trusts when other organizations have the power to direct these activities unless we have the unilateral ability to dissolve the trust. We also do not consolidate our resecuritization trusts unless we have the unilateral ability to dissolve the trust. The underlying assets of our resecuritization trusts include both Fannie Mae securities collateralized solely by mortgage loans held in consolidated trusts, as well as uniform mortgage-backed securities (“UMBS®”) collateralized with securities issued by Fannie Mae or Freddie Mac. The mortgage loans that serve as collateral for Freddie Mac-issued securities are not held in trusts that are consolidated by Fannie Mae.

Fannie Mae (In conservatorship) Second Quarter 2023 Form 10-Q	71

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

	As of
	June 30, 2023	December 31, 2022

	(Dollars in millions)
Assets and liabilities recorded in our condensed consolidated balance sheets related to unconsolidated mortgage-backed trusts:
Investments in securities, at fair value	$2,494	$3,353
Other assets	38	40
Other liabilities	(44)	(45)
Net carrying amount	$2,488	$3,348
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
Our maximum exposure to loss related to unconsolidated securitization and resecuritization trusts, which includes but is not limited to our exposure to these Freddie Mac securities, was approximately $230 billion and $240 billion as of June 30, 2023 and December 31, 2022, respectively. The total assets of our unconsolidated securitization and resecuritization trusts were approximately $230 billion and $240 billion as of June 30, 2023 and December 31, 2022, respectively.
The maximum exposure to loss for our unconsolidated limited partnerships and similar legal entities, which consist of LIHTC investments, community investments and other entities, was $459 million and the related net carrying value was $454 million as of June 30, 2023. As of December 31, 2022, the maximum exposure to loss was $427 million and the related net carrying value was $424 million. The total assets of these limited partnership investments were $4.5 billion and $4.3 billion as of June 30, 2023 and December 31, 2022, respectively.
The maximum exposure to loss related to our involvement with unconsolidated SPVs that transfer credit risk represents the unpaid principal balance and accrued interest payable of obligations issued by the Connecticut Avenue Securities® (“CAS”) and Multifamily Connecticut Avenue SecuritiesTM (“MCASTM”) SPVs. The maximum exposure to loss related to these unconsolidated SPVs was $19.8 billion and $16.9 billion as of June 30, 2023 and December 31, 2022, respectively. The total assets related to these unconsolidated SPVs were $19.8 billion and $17.0 billion as of June 30, 2023 and December 31, 2022, respectively.
The unpaid principal balance of our multifamily loan portfolio was $445.7 billion as of June 30, 2023. As our lending relationship does not provide us with a controlling financial interest in the borrower entity, we do not consolidate these borrowers regardless of their status as either a VIE or a voting interest entity. We have excluded these entities from our VIE disclosures. However, the disclosures we have provided in “Note 3, Mortgage Loans,” “Note 4, Allowance for Loan Losses” and “Note 6, Financial Guarantees” with respect to this population are consistent with the FASB’s stated objectives for the disclosures related to unconsolidated VIEs.
Transfers of Financial Assets
We issue Fannie Mae MBS through portfolio securitization transactions by transferring pools of mortgage loans or mortgage-related securities to one or more trusts or special purpose entities. We are considered to be the transferor when we transfer assets from our own retained mortgage portfolio in a portfolio securitization transaction. For the three months ended June 30, 2023 and 2022, the unpaid principal balance of portfolio securitizations was $36.9 billion and

Fannie Mae (In conservatorship) Second Quarter 2023 Form 10-Q	72

Notes to Condensed Consolidated Financial Statements | Consolidations and Transfers of Financial Assets

$77.0 billion, respectively. For the six months ended June 30, 2023 and 2022, the unpaid principal balance of portfolio securitizations was $65.2 billion and $179.8 billion, respectively. The substantial majority of these portfolio securitization transactions generally do not qualify for sale treatment. Portfolio securitization trusts that do qualify for sale treatment primarily consist of loans that are guaranteed or insured, in whole or in part, by the U.S. government.
We retain interests from the transfer and sale of mortgage-related securities to unconsolidated single-class and multi-class portfolio securitization trusts. As of June 30, 2023, the unpaid principal balance of retained interests was $774 million and its related fair value was $1.2 billion. As of December 31, 2022, the unpaid principal balance of retained interests was $910 million and its related fair value was $1.4 billion. For the three months ended June 30, 2023 and 2022, the principal, interest and other fees received on retained interests was $70 million and $108 million, respectively. For the six months ended June 30, 2023 and 2022, the principal, interest and other fees received on retained interests was $148 million and $222 million, respectively.
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
The following table displays the carrying value of our mortgage loans and allowance for loan losses.

	As of
	June 30, 2023	December 31, 2022
	(Dollars in millions)
Single-family	$3,638,886	$3,644,158
Multifamily	445,653	431,440
Total unpaid principal balance of mortgage loans	4,084,539	4,075,598
Cost basis and fair value adjustments, net	46,568	50,185
Allowance for loan losses for HFI loans	(9,982)	(11,347)
Total mortgage loans(1)	$4,121,125	$4,114,436
(1)Excludes $9.7 billion and $9.5 billion of accrued interest receivable, net of allowance as of June 30, 2023 and December 31, 2022, respectively.

Fannie Mae (In conservatorship) Second Quarter 2023 Form 10-Q	73

Notes to Condensed Consolidated Financial Statements | Mortgage Loans
The following table displays information about our purchase of HFI loans, redesignation of loans from HFI to HFS and sales of mortgage loans during the period.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2023	2022	2023	2022
	(Dollars in millions)
Purchase of HFI loans:
Single-family unpaid principal balance	$89,175	$172,303	$156,642	$411,771
Multifamily unpaid principal balance	15,111	18,674	25,346	34,683

Single-family loans redesignated from HFI to HFS:
Amortized cost	$—	$3,192	$—	$4,373
Lower of cost or fair value adjustment at time of redesignation(1)	—	(209)	—	(222)
Allowance reversed at time of redesignation	—	155	—	218

Single-family loans sold:
Unpaid principal balance	$—	$4,310	$1,842	$4,310
Realized gains, net	—	71	17	71
(1)Consists of the write-off against the allowance at the time of redesignation.
The amortized cost of single-family mortgage loans for which formal foreclosure proceedings were in process was $4.5 billion as of June 30, 2023 and $4.6 billion as of December 31, 2022. Typically, a portion of the loans in the process of formal foreclosure proceedings will not ultimately foreclose as a result of our various loss mitigation and foreclosure prevention efforts.

Fannie Mae (In conservatorship) Second Quarter 2023 Form 10-Q	74

Notes to Condensed Consolidated Financial Statements | Mortgage Loans
Aging Analysis
The following tables display an aging analysis of the total amortized cost of our HFI mortgage loans by portfolio segment and class of financing receivable, excluding loans for which we have elected the fair value option.

	As of June 30, 2023
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(1)	Total Delinquent	Current	Total	Loans 90 Days or More Delinquent and Accruing Interest	Nonaccrual Loans with No Allowance
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$25,262	$6,392	$17,676	$49,330	$3,126,385	$3,175,715	$3,962	$3,236
15-year or less, amortizing fixed-rate	1,475	272	667	2,414	457,079	459,493	212	137
Adjustable-rate	144	33	105	282	27,028	27,310	33	25
Other(2)	551	146	716	1,413	26,819	28,232	243	264
Total single-family	27,432	6,843	19,164	53,439	3,637,311	3,690,750	4,450	3,662
Multifamily(3)	581	N/A	1,377	1,958	444,192	446,150	341	728
Total	$28,013	$6,843	$20,541	$55,397	$4,081,503	$4,136,900	$4,791	$4,390

	As of December 31, 2022
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(1)	Total Delinquent	Current	Total	Loans 90 Days or More Delinquent and Accruing Interest	Nonaccrual Loans with No Allowance
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$27,891	$6,774	$19,990	$54,655	$3,092,199	$3,146,854	$13,257	$3,254
15-year or less, amortizing fixed-rate	1,902	314	800	3,016	488,452	491,468	666	82
Adjustable-rate	176	38	127	341	26,767	27,108	90	24
Other(2)	660	179	898	1,737	30,362	32,099	424	324
Total single-family	30,629	7,305	21,815	59,749	3,637,780	3,697,529	14,437	3,684
Multifamily(3)	173	N/A	955	1,128	431,094	432,222	11	13
Total	$30,802	$7,305	$22,770	$60,877	$4,068,874	$4,129,751	$14,448	$3,697
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

Fannie Mae (In conservatorship) Second Quarter 2023 Form 10-Q	75

Notes to Condensed Consolidated Financial Statements | Mortgage Loans
may negatively affect the borrower’s ability to refinance or to sell the property for an amount at or above the outstanding balance of the loan.
The following tables display information about the credit quality of our single-family HFI loans, based on total amortized cost. Effective January 1, 2023, we adopted amendments to ASU 2022-02 that require us to disclose current-period gross write-offs by year of origination for financing receivables. As a result, for the period beginning January 1, 2023, the tables below includes current year write-offs of our single-family HFI mortgage loans by class of financing receivable and year of origination, excluding loans for which we have elected the fair value option.

	Credit Quality Indicators as of June 30, 2023 and Write-offs For the Six Months Ended June 30, 2023, by Year of Origination(1)
	2023	2022	2021	2020	2019	Prior	Total
	(Dollars in millions)
Estimated mark-to-market LTV ratio:(2)
20- and 30-year or more, amortizing fixed-rate:
Less than or equal to 80%	$70,043	$308,622	$903,688	$793,746	$142,716	$684,941	$2,903,756
Greater than 80% and less than or equal to 90%	22,294	100,199	53,443	4,152	1,013	1,379	182,480
Greater than 90% and less than or equal to 100%	30,563	51,485	4,932	760	110	255	88,105
Greater than 100%	20	834	218	70	21	207	1,370
Total 20- and 30-year or more, amortizing fixed-rate	122,920	461,140	962,281	798,728	143,860	686,782	3,175,711
Current-year 20- and 30-year or more, amortizing fixed-rate write-offs	$—	$9	$20	$12	$6	$33	$80
15-year or less, amortizing fixed-rate:
Less than or equal to 80%	4,075	37,021	175,317	125,822	18,623	96,878	457,736
Greater than 80% and less than or equal to 90%	281	1,010	126	12	1	2	1,432
Greater than 90% and less than or equal to 100%	175	143	4	1	—	1	324
Greater than 100%	—	—	—	—	—	1	1
Total 15-year or less, amortizing fixed-rate	4,531	38,174	175,447	125,835	18,624	96,882	459,493
Current-year 15-year or less, amortizing fixed-rate write-offs	—	—	—	—	—	1	1
Adjustable-rate:
Less than or equal to 80%	976	4,518	6,192	1,761	764	10,866	25,077
Greater than 80% and less than or equal to 90%	298	1,137	133	7	1	4	1,580
Greater than 90% and less than or equal to 100%	205	434	10	1	—	—	650
Greater than 100%	—	2	1	—	—	—	3
Total adjustable-rate	1,479	6,091	6,336	1,769	765	10,870	27,310
Current-year adjustable-rate write-offs	—	—	—	—	—	—	—
Other:
Less than or equal to 80%	—	—	—	—	28	20,910	20,938
Greater than 80% and less than or equal to 90%	—	—	—	—	—	107	107
Greater than 90% and less than or equal to 100%	—	—	—	—	—	50	50
Greater than 100%	—	—	—	—	—	49	49
Total other	—	—	—	—	28	21,116	21,144
Current-year other write-offs	—	—	—	—	—	11	11

Total for all classes by LTV ratio:(2)
Less than or equal to 80%	$75,094	$350,161	$1,085,197	$921,329	$162,131	$813,595	$3,407,507
Greater than 80% and less than or equal to 90%	22,873	102,346	53,702	4,171	1,015	1,492	185,599
Greater than 90% and less than or equal to 100%	30,943	52,062	4,946	762	110	306	89,129
Greater than 100%	20	836	219	70	21	257	1,423
Total	$128,930	$505,405	$1,144,064	$926,332	$163,277	$815,650	$3,683,658
Total current-year write-offs	$—	$9	$20	$12	$6	$45	$92

Fannie Mae (In conservatorship) Second Quarter 2023 Form 10-Q	76

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

	Credit Quality Indicators as of December 31, 2022, by Year of Origination(1)
	2022	2021	2020	2019	2018	Prior	Total
	(Dollars in millions)
Estimated mark-to-market LTV ratio:(2)
20- and 30-year or more, amortizing fixed-rate:
Less than or equal to 80%	$281,257	$896,977	$820,452	$149,067	$70,306	$651,297	$2,869,356
Greater than 80% and less than or equal to 90%	84,864	86,335	5,904	1,152	618	1,062	179,935
Greater than 90% and less than or equal to 100%	84,664	9,284	1,333	217	77	224	95,799
Greater than 100%	1,230	208	56	18	12	240	1,764
Total 20- and 30-year or more, amortizing fixed-rate	452,015	992,804	827,745	150,454	71,013	652,823	3,146,854
15-year or less, amortizing fixed-rate:
Less than or equal to 80%	37,830	185,511	134,336	20,239	7,324	103,841	489,081
Greater than 80% and less than or equal to 90%	1,363	410	33	3	—	2	1,811
Greater than 90% and less than or equal to 100%	552	16	1	—	—	1	570
Greater than 100%	3	1	—	—	—	2	6
Total 15-year or less, amortizing fixed-rate	39,748	185,938	134,370	20,242	7,324	103,846	491,468
Adjustable-rate:
Less than or equal to 80%	3,971	6,383	1,865	821	906	11,226	25,172
Greater than 80% and less than or equal to 90%	1,013	236	12	3	1	3	1,268
Greater than 90% and less than or equal to 100%	645	21	—	—	1	—	667
Greater than 100%	1	—	—	—	—	—	1
Total adjustable-rate	5,630	6,640	1,877	824	908	11,229	27,108
Other:
Less than or equal to 80%	—	—	—	29	222	22,103	22,354
Greater than 80% and less than or equal to 90%	—	—	—	—	1	129	130
Greater than 90% and less than or equal to 100%	—	—	—	—	1	56	57
Greater than 100%	—	—	—	—	—	57	57
Total other	—	—	—	29	224	22,345	22,598
Total	$497,393	$1,185,382	$963,992	$171,549	$79,469	$790,243	$3,688,028

Total for all classes by LTV ratio:(2)
Less than or equal to 80%	$323,058	$1,088,871	$956,653	$170,156	$78,758	$788,467	$3,405,963
Greater than 80% and less than or equal to 90%	87,240	86,981	5,949	1,158	620	1,196	183,144
Greater than 90% and less than or equal to 100%	85,861	9,321	1,334	217	79	281	97,093
Greater than 100%	1,234	209	56	18	12	299	1,828
Total	$497,393	$1,185,382	$963,992	$171,549	$79,469	$790,243	$3,688,028
(1)Excludes amortized cost of $7.1 billion and $9.5 billion as of June 30, 2023 and December 31, 2022, respectively, of mortgage loans guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies, which represents primarily reverse mortgages for which we do not calculate an estimated mark-to-market LTV ratio. For the three months ended June 30, 2023, it also excludes write-offs of $3 million, of mortgage loans guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies. Year of loan origination may not be the same as the period in which we subsequently acquired the loan.
(2)The aggregate estimated mark-to-market LTV ratio is based on the unpaid principal balance of the loan divided by the estimated current value of the property as of the end of each reported period, which we calculate using an internal valuation model that estimates periodic changes in home value.

Fannie Mae (In conservatorship) Second Quarter 2023 Form 10-Q	77

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

	Credit Quality Indicators as of June 30, 2023 and Write-offs for the Six Months Ended June 30, 2023, by Year of Origination(1)
	2023	2022	2021	2020	2019	Prior	Total
	(Dollars in millions)
Internally assigned credit risk rating:
Pass(2)	$23,068	$55,124	$61,194	$74,157	$58,280	$143,885	$415,708
Special mention(3)	—	8	91	64	16	331	510
Substandard(4)	—	6,030	3,586	2,091	3,435	14,784	29,926
Doubtful(5)	—	—	—	—	5	1	6
Total	$23,068	$61,162	$64,871	$76,312	$61,736	$159,001	$446,150
Current-year write-offs	$—	$3	$—	$5	$5	$241	$254

	Credit Quality Indicators as of December 31, 2022, by Year of Origination(1)
	2022	2021	2020	2019	2018	Prior	Total
	(Dollars in millions)
Internally assigned credit risk rating:
Pass(2)	$57,976	$64,165	$75,468	$59,507	$48,720	$103,772	$409,608
Special mention(3)	11	41	128	55	54	306	595
Substandard(4)	1,415	1,580	1,388	2,816	2,488	12,324	22,011
Doubtful(5)	—	—	—	—	8	—	8
Total	$59,402	$65,786	$76,984	$62,378	$51,270	$116,402	$432,222
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
(4)Loans classified as “Substandard” have a well-defined weakness that jeopardizes the timely full repayment. We had seniors housing loans with an amortized cost of $9.2 billion as of June 30, 2023 and December 31, 2022 classified as substandard.
(5)“Doubtful” refers to a loan with a weakness that makes collection or liquidation in full highly questionable and improbable based on existing conditions and values.
Loss Mitigation Options for Borrowers Experiencing Financial Difficulty
As part of our loss mitigation activities, we offer several types of loan restructurings to assist borrowers who experience financial difficulties. We do not typically offer principal forgiveness to our single-family or multifamily borrowers.
For single-family borrowers, we may offer loan restructurings that are only in the form of a payment delay (e.g., a forbearance plan, a repayment plan, or a payment deferral). We may also offer loan modifications that contractually change the terms of the loan, generally after the successful completion of a three to four month trial period. Single-family loan modifications may result in the capitalization of past due amounts (a form of payment delay), an interest rate reduction, a term extension, a principal forbearance (which is another form of payment delay), or a combination thereof. During the trial period, the borrower makes reduced payments that are an estimate of the anticipated modified payment amount. Additionally, during the trial period, the mortgage loan is not contractually modified such that the loan continues to be reported as past due and the trial period is considered a form of payment delay with respect to the original contractual terms of the loan. See “Note 3, Mortgage Loans” in our 2022 Form 10-K for additional information about our single-family loss mitigation options.

Fannie Mae (In conservatorship) Second Quarter 2023 Form 10-Q	78

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
Below we provide disclosures relating to loan restructurings where borrowers were experiencing financial difficulty, including restructurings that resulted in an insignificant payment delay. The disclosures exclude loans classified as HFS and those for which we have elected the fair value option. See “Note 1, Summary of Significant Accounting Policies” in our 2022 Form 10-K for additional information on our accounting policies for single-family and multifamily loans that have been restructured.
Restructurings for Borrowers Experiencing Financial Difficulty
The following tables display the amortized cost of HFI mortgage loans that were restructured during the period indicated, presented by portfolio segment and class of financing receivable.

	For the Three Months Ended June 30, 2023
	Payment Delay (Only)
	Forbearance Plan	Payment Deferral	Trial Modification and Repayment Plans	Payment Delay and Term Extension(1)	Payment Delay, Term Extension and Interest Rate Reduction(1)	Total	Percentage of Total by Financing Class(2)
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$8,107	$2,689	$3,444	$1,746	$80	$16,066	1%
15-year or less, amortizing fixed-rate	339	116	132	1	—	588	*
Adjustable-rate	46	10	12	—	1	69	*
Other	89	36	86	35	17	263	1
Total single-family	8,581	2,851	3,674	1,782	98	16,986	*
Multifamily	423	—	—	—	525	948	*
Total(3)	$9,004	$2,851	$3,674	$1,782	$623	$17,934	*

Fannie Mae (In conservatorship) Second Quarter 2023 Form 10-Q	79

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

	For the Six Months Ended June 30, 2023
	Payment Delay (Only)
	Forbearance Plan	Payment Deferral	Trial Modification and Repayment Plans	Payment Delay and Term Extension(1)	Payment Delay, Term Extension and Interest Rate Reduction(1)	Total	Percentage of Total by Financing Class(2)
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$10,410	$6,207	$5,202	$3,487	$338	$25,644	1%
15-year or less, amortizing fixed-rate	451	264	203	1	—	919	*
Adjustable-rate	55	27	18	—	2	102	*
Other	137	84	134	69	45	469	2
Total single-family	11,053	6,582	5,557	3,557	385	27,134	1
Multifamily	784	—	—	—	534	1,318	*
Total(3)	$11,837	$6,582	$5,557	$3,557	$919	$28,452	1

	For the Three Months Ended June 30, 2022
	Payment Delay (Only)
	Forbearance Plan	Payment Deferral	Trial Modification and Repayment Plans	Payment Delay and Term Extension(1)	Payment Delay, Term Extension and Interest Rate Reduction(1)	Total	Percentage of Total by Financing Class(2)
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$11,213	$5,203	$3,815	$769	$4,671	$25,671	1%
15-year or less, amortizing fixed-rate	571	287	154	—	—	1,012	*
Adjustable-rate	61	27	28	—	4	120	*
Other	231	121	144	46	148	690	2
Total single-family	12,076	5,638	4,141	815	4,823	27,493	1
Multifamily	23	—	—	—	11	34	*
Total(3)	$12,099	$5,638	$4,141	$815	$4,834	$27,527	1

Fannie Mae (In conservatorship) Second Quarter 2023 Form 10-Q	80

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

	For the Six Months Ended June 30, 2022
	Payment Delay (Only)
	Forbearance Plan(4)	Payment Deferral	Trial Modification and Repayment Plans(4)	Payment Delay and Term Extension(1)	Payment Delay, Term Extension and Interest Rate Reduction(1)	Total	Percentage of Total by Financing Class(2)
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$14,428	$11,518	$6,064	$1,831	$9,165	$43,006	1%
15-year or less, amortizing fixed-rate	735	653	253	1	1	1,643	*
Adjustable-rate	84	77	53	—	12	226	1
Other	319	304	232	139	374	1,368	4
Total single-family	15,566	12,552	6,602	1,971	9,552	46,243	1
Multifamily	237	—	—	—	11	248	*
Total(3)	$15,803	$12,552	$6,602	$1,971	$9,563	$46,491	1
*    Represents less than 0.5% of total by financing class.
(1)    Represents loans that received a contractual modification.
(2)    Based on the amortized cost basis as of period end, divided by the period-end amortized cost basis of the corresponding class of financing receivable.
(3)    Excludes $200 million and $604 million for the three and six months ended June 30, 2023, respectively, and $269 million and $1.7 billion for the three and six months ended June 30, 2022, respectively, for loans that were the subject of loss mitigation activity during the period that paid off, were repurchased or sold prior to period end. Also excludes loans that liquidated either through foreclosure, deed-in-lieu of foreclosure, or a short sale. Loans may move from one category to another, as a result of the restructuring(s) they received during the period, in which case they appear in the table above only in the category that best reflects the cumulative effects of the loan restructurings received during the periods.
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

	For the Three Months Ended June 30,
	2023			2022
	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (in Months)	Average Amount Capitalized as a Result of a Payment Delay(1)	Weighted- Average Interest Rate Reduction	Weighted- Average Term Extension (in Months)	Average Amount Capitalized as a Result of a Payment Delay(1)
Loan by class of financing receivable(2):
20- and 30-year or more, amortizing fixed-rate	1.15%	172	$16,661	1.45%	180	$22,997
15-year or less, amortizing fixed-rate	2.50	79	14,819	1.88	51	18,394
Adjustable-rate	1.61	—	14,450	0.78	—	19,528
Other	1.34	172	21,304	1.81	183	22,666

Fannie Mae (In conservatorship) Second Quarter 2023 Form 10-Q	81

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

	For the Six Months Ended June 30,
	2023			2022
	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (in Months)	Average Amount Capitalized as a Result of a Payment Delay(1)	Weighted- Average Interest Rate Reduction	Weighted- Average Term Extension (in Months)	Average Amount Capitalized as a Result of a Payment Delay(1)
Loan by class of financing receivable(2):
20- and 30-year or more, amortizing fixed-rate	1.09%	173	$16,864	1.52%	179	$23,372
15-year or less, amortizing fixed-rate	1.83	73	14,636	2.69	61	20,361
Adjustable-rate	1.76	—	15,228	0.53	—	23,406
Other	1.48	179	20,715	1.87	185	24,310
(1)    Represents the average amount of delinquency-related amounts that were capitalized as part of the loan balance. Amounts are in whole dollars.
(2)    Excludes the financial effects of modifications for loans that were paid off or otherwise liquidated as of period-end.
The following tables display the amortized cost of HFI loans that defaulted during the period and had received a completed modification or payment deferral in the twelve months prior to the payment default. The substantial majority of loans that received a completed modification or a payment deferral during the second quarter of 2023 did not default during the period. For purposes of the default tables, we define loans that had a payment default as single-family loans with completed modifications that are two or more months delinquent during the period; or multifamily loans with completed modifications that are one or more months delinquent during the period. For loans that receive a forbearance plan, repayment plan or trial modification, these loss mitigation options generally remain in default until the loan is no longer delinquent as a result of the payment of all past-due amounts or as a result of a loan modification or payment deferral. Therefore, forbearance plans, repayment plans and trial modifications are not included in default tables below.

Fannie Mae (In conservatorship) Second Quarter 2023 Form 10-Q	82

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

	For the Three Months Ended June 30, 2023
	Payment Delay as a Result of a Payment Deferral (Only)	Payment Delay and Term Extension	Payment Delay, Term Extension and Interest Rate Reduction	Total
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$819	$327	$197	$1,343
15-year or less, amortizing fixed-rate	27	—	—	27
Adjustable-rate	2	—	2	4
Other	11	7	10	28
Total single-family	859	334	209	1,402
Multifamily	—	—	1	1
Total loans that subsequently defaulted(1)	$859	$334	$210	$1,403

	For the Six Months Ended June 30, 2023
	Payment Delay as a Result of a Payment Deferral (Only)	Payment Delay and Term Extension	Payment Delay, Term Extension and Interest Rate Reduction	Total
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$1,290	$446	$385	$2,121
15-year or less, amortizing fixed-rate	44	—	1	45
Adjustable-rate	3	—	2	5
Other	18	11	19	48
Total single-family	1,355	457	407	2,219
Multifamily	—	—	1	1
Total loans that subsequently defaulted(1)	$1,355	$457	$408	$2,220
(1)    Represents amortized cost as of period end. Excludes loans that liquidated either through foreclosure, deed-in-lieu of foreclosure, or a short sale.

Fannie Mae (In conservatorship) Second Quarter 2023 Form 10-Q	83

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
(1)    The substantial majority of loans that received a completed modification on or after the date we adopted ASU 2022-02 through June 30, 2022 defaulted during the second quarter of 2022; therefore we are not separately presenting a table for the three months ended June 30, 2022.
(2)    Represents amortized cost as of period end. Excludes loans that liquidated either through foreclosure, deed-in-lieu of foreclosure, or a short sale.
The following table displays an aging analysis of HFI mortgage loans that were restructured during the twelve months prior to June 30, 2023, presented by portfolio segment and class of financing receivable.

	As of June 30, 2023(1)
	30-59 Days Delinquent	60-89 Days Delinquent(2)	Seriously Delinquent	Total Delinquent	Current	Total
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$3,442	$2,227	$12,035	$17,704	$18,060	$35,764
15-year or less, amortizing fixed-rate	114	82	447	643	639	1,282
Adjustable-rate	14	9	59	82	66	148
Other	82	43	251	376	400	776
Total single-family loans modified	3,652	2,361	12,792	18,805	19,165	37,970
Multifamily	—	N/A	380	380	969	1,349
Total loans restructured(3)	$3,652	$2,361	$13,172	$19,185	$20,134	$39,319
(1)    The substantial majority of loans that received a completed modification or a payment deferral during the second quarter of 2023 were not delinquent as of June 30, 2023.
(2)    Multifamily loans 60-89 days delinquent are included in the seriously delinquent column.
(3)    Represents the amortized cost basis of the loan as of period end.

Fannie Mae (In conservatorship) Second Quarter 2023 Form 10-Q	84

Notes to Condensed Consolidated Financial Statements | Mortgage Loans
The following table displays an aging analysis of HFI mortgage loans that were restructured on or after January 1, 2022, the date we adopted ASU 2022-02, through June 30, 2022, presented by portfolio segment and class of financing receivable.

	As of June 30, 2022(1)
	30-59 Days Delinquent	60-89 Days Delinquent(2)	Seriously Delinquent	Total Delinquent	Current	Total
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$2,351	$1,680	$15,203	$19,234	$13,130	$32,364
15-year or less, amortizing fixed-rate	112	87	649	848	507	1,355
Adjustable-rate	14	8	103	125	71	196
Other	65	44	440	549	504	1,053
Total single-family loans modified	2,542	1,819	16,395	20,756	14,212	34,968
Multifamily	—	N/A	237	237	11	248
Total loans restructured(3)	$2,542	$1,819	$16,632	$20,993	$14,223	$35,216
(1)    The substantial majority of loans that received a completed modification or a payment deferral during the second quarter of 2022 were not delinquent as of June 30, 2022.
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
For single-family loans, we recognize any contractual interest payments received on the loan while on nonaccrual status as interest income on a cash basis. For multifamily loans, we apply any payment received on a cost recovery basis to reduce the amortized cost of the mortgage loan. Thus, we do not recognize any interest income on a multifamily loan placed on nonaccrual status until the amortized cost of the loan has been reduced to zero. Cost basis adjustments on HFI loans are amortized into interest income over the contractual life of the loan using the effective interest method. No amortization is recognized during periods in which the loan is on nonaccrual status.
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

Fannie Mae (In conservatorship) Second Quarter 2023 Form 10-Q	85

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
The table below displays the accrued interest receivable written off through the reversal of interest income for nonaccrual loans.

	For the Three Months Ended June 30,
	2023	2022
	(Dollars in millions)
Accrued interest receivable written off through the reversal of interest income:
Single-family	$74	$15
Multifamily	33	1

	For the Six Months Ended June 30,
	2023	2022
	(Dollars in millions)
Accrued interest receivable written off through the reversal of interest income:
Single-family	$153	$32
Multifamily	35	1
The tables below include the amortized cost of and interest income recognized on our HFI single-family and multifamily loans on nonaccrual status by class, excluding loans for which we have elected the fair value option.

	As of			For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2023
	June 30, 2023	March 31, 2023	December 31, 2022
	Amortized Cost			Total Interest Income Recognized(1)
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$17,051	$14,172	$9,447	$15	$79
15-year or less, amortizing fixed-rate	565	429	200	—	1
Adjustable-rate	85	75	53	—	—
Other	573	601	617	2	4
Total single-family	18,274	15,277	10,317	17	84
Multifamily	1,448	1,541	2,200	2	10
Total nonaccrual loans	$19,722	$16,818	$12,517	$19	$94

Fannie Mae (In conservatorship) Second Quarter 2023 Form 10-Q	86

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

	As of			For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2022
	June 30, 2022	March 31, 2022	December 31, 2021
	Amortized Cost			Total Interest Income Recognized(1)
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$10,241	$13,692	$17,599	$34	$82
15-year or less, amortizing fixed-rate	245	331	430	1	2
Adjustable-rate	59	84	107	—	—
Other	698	913	1,101	2	5
Total single-family	11,243	15,020	19,237	37	89
Multifamily	1,317	1,258	1,259	8	14
Total nonaccrual loans	$12,560	$16,278	$20,496	$45	$103
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

Fannie Mae (In conservatorship) Second Quarter 2023 Form 10-Q	87

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in millions)
Single-family allowance for loan losses:
Beginning balance	$(9,479)	$(5,241)	$(9,443)	$(4,950)
Benefit (provision) for loan losses	1,399	(248)	1,403	(530)
Write-offs	53	248	95	275
Recoveries	(27)	(84)	(103)	(117)
Other	64	(64)	58	(67)
Ending balance	$(7,990)	$(5,389)	$(7,990)	$(5,389)
Multifamily allowance for loan losses:
Beginning balance	$(1,856)	$(658)	$(1,904)	$(679)
Benefit (provision) for loan losses	(152)	(12)	(332)	16
Write-offs	17	—	254	—
Recoveries	(1)	(10)	(10)	(17)
Ending balance	$(1,992)	$(680)	$(1,992)	$(680)
Total allowance for loan losses:
Beginning balance	$(11,335)	$(5,899)	$(11,347)	$(5,629)
Benefit (provision) for loan losses	1,247	(260)	1,071	(514)
Write-offs	70	248	349	275
Recoveries	(28)	(94)	(113)	(134)
Other	64	(64)	58	(67)
Ending balance	$(9,982)	$(6,069)	$(9,982)	$(6,069)
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
Our single-family benefit for loan losses for the three and six months ended June 30, 2023 was primarily driven by a benefit from actual and forecasted home price growth, partially offset by a provision from changes in loan activity, as described in more detail below:
•Benefit from actual and forecasted home price growth. During the three and six months ended June 30, 2023, we observed strong actual home price appreciation. In addition, our updated 2023 home price forecast changed from our prior estimate, resulting in a shift to positive home price appreciation for the year. Higher home prices decrease the likelihood that loans will default and reduce the amount of losses on loans that do default, which impacts our estimate of losses and ultimately reduces our loss reserves and provision for loan losses.

Fannie Mae (In conservatorship) Second Quarter 2023 Form 10-Q	88

Notes to Condensed Consolidated Financial Statements | Allowance for Loan Losses
•Provision from changes in loan activity, which includes provision on newly acquired loans. The portion of our single-family acquisitions consisting of purchase loans increased in the three and six months ended June 30, 2023 compared with the three and six months ended June 30, 2022. As our acquisitions consisted of a greater percentage of purchase loans, which generally have higher origination loan to value (“LTV”) ratios than refinance loans, the credit profile of our acquisitions weakened. This factor drove a higher estimated risk of default and loss severity in the allowance and therefore a higher credit loss provision for those loans at the time of acquisition.
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
Some of the provision from increased actual and projected interest rates in the first half of 2022 was offset by a benefit from actual and forecasted home price growth. While home price growth was strong in the second quarter and first half of 2022, some market indicators at that time suggested that home price growth may have been moderating at a faster pace than indicated by our home price forecast, which reduced the benefit from home price growth recognized in the second quarter and first half of 2022.
Our multifamily provision for loan losses for the three and six months ended June 30, 2023 was primarily driven by decreases in estimated multifamily property values. This resulted in higher estimated LTV ratios on the loans in our multifamily guaranty book of business, which increased our estimate of expected credit losses on these loans.
Multifamily write-offs for the six months ended June 30, 2023 were due to the write-off of a seniors housing portfolio in the first quarter of 2023. The seniors housing loans in our multifamily book have been disproportionately affected by the COVID-19 pandemic and ongoing economic trends, higher operating costs exacerbated by the increase in inflation, and higher short-term interest rates for adjustable-rate mortgages, resulting in increased costs for these borrowers.
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

Fannie Mae (In conservatorship) Second Quarter 2023 Form 10-Q	89

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

	As of
	June 30, 2023	December 31, 2022

	(Dollars in millions)
Mortgage-related securities (includes $391 million and $427 million, respectively, related to consolidated trusts)	$2,358	$3,211
Non-mortgage-related securities (includes $4.9 billion and $3.9 billion, respectively, pledged as collateral)(1)	48,227	46,918
Total trading securities	$50,585	$50,129
(1)Primarily includes U.S. Treasury securities.
The following table displays information about our net trading gains (losses).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

Net trading gains (losses)	$(723)	$(665)	$23	$(2,435)
Net trading gains (losses) recognized in the period related to securities still held at period end	(731)	(546)	60	(2,173)
Available-for-Sale Securities
We record AFS securities at fair value with unrealized gains and losses, recorded net of tax, as a component of “Other comprehensive income (loss)” and we recognize realized gains and losses from the sale of AFS securities in “Investment gains (losses), net” in our condensed consolidated statements of operations and comprehensive income. We define the amortized cost basis of our AFS securities as unpaid principal balance, net of unamortized premiums and discounts, and other cost basis adjustments. We record an allowance for credit losses for AFS securities that reflects the impairment for credit losses, which are limited to the amount that fair value is less than the amortized cost. Impairment due to non-credit losses are recorded as unrealized losses within “Other comprehensive income (loss).”
The following tables display the amortized cost, allowance for credit losses, gross unrealized gains and losses in accumulated other comprehensive income (loss) (“AOCI”), and fair value by major security type for AFS securities.

	As of June 30, 2023
	Total Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains in AOCI	Gross Unrealized Losses in AOCI	Total Fair Value

	(Dollars in millions)
Agency securities	$424	$—	$2	$(21)	$405
Other mortgage-related securities	235	(2)	8	—	241
Total	$659	$(2)	$10	$(21)	$646

Fannie Mae (In conservatorship) Second Quarter 2023 Form 10-Q	90

Notes to Condensed Consolidated Financial Statements | Investments in Securities

	As of December 31, 2022
	Total Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains in AOCI	Gross Unrealized Losses in AOCI	Total Fair Value

	(Dollars in millions)
Agency securities	$445	$—	$3	$(22)	$426
Other mortgage-related securities	269	(3)	5	(1)	270
Total	$714	$(3)	$8	$(23)	$696
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

	As of
	June 30, 2023				December 31, 2022
	Less Than 12 Consecutive Months		12 Consecutive Months or Longer		Less Than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses in AOCI	Fair Value	Gross Unrealized Losses in AOCI	Fair Value	Gross Unrealized Losses in AOCI	Fair Value	Gross Unrealized Losses in AOCI	Fair Value

	(Dollars in millions)
Agency securities	$(14)	$157	$(7)	$159	$(12)	$161	$(10)	$159
Other mortgage-related securities	—	—	—	—	(1)	8	—	—
Total	$(14)	$157	$(7)	$159	$(13)	$169	$(10)	$159

There were no sales of AFS securities in the first half of 2023 or the first half of 2022. As a result, no gross realized gains (losses) or proceeds from sales were recognized in either period.
The following table displays net unrealized gains and losses on AFS securities and other amounts recorded within our accumulated other comprehensive income, net of tax.

	As of
	June 30, 2023	December 31, 2022

	(Dollars in millions)
Net unrealized gains (losses) on AFS securities for which we have not recorded an allowance for credit losses	$(9)	$(13)
Other	45	48
Accumulated other comprehensive income	$36	$35

Fannie Mae (In conservatorship) Second Quarter 2023 Form 10-Q	91

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

	As of June 30, 2023
	Total Carrying Amount(1)	Total Fair Value	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
			Net Carrying Amount(1)	Fair Value	Net Carrying Amount(1)	Fair Value	Net Carrying Amount(1)	Fair Value	Net Carrying Amount(1)	Fair Value

	(Dollars in millions)
Agency securities	$424	$405	$—	$—	$3	$3	$19	$18	$402	$384
Other mortgage-related securities	233	241	1	1	16	16	16	16	200	208
Total	$657	$646	$1	$1	$19	$19	$35	$34	$602	$592
(1)Net carrying amount consists of amortized cost, net of allowance for credit losses on AFS debt securities but does not include any unrealized fair value gains or losses.
We held no securities classified as held-to-maturity as of June 30, 2023 or December 31, 2022.
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
As the guarantor of structured securities backed in whole or in part by Freddie Mac-issued securities, we extend our guaranty to the underlying Freddie Mac securities in our resecuritization trusts. However, Freddie Mac continues to guarantee the payment of principal and interest on the underlying Freddie Mac securities that we have resecuritized. When we began issuing UMBS, we entered into an indemnification agreement under which Freddie Mac agreed to indemnify us for losses caused by its failure to meet its payment or other specified obligations under the trust agreements pursuant to which the underlying resecuritized securities were issued. As a result, and due to the funding commitment available to Freddie Mac through its senior preferred stock purchase agreement with Treasury, we have concluded that the associated credit risk is negligible. Accordingly, we exclude from the following table Freddie Mac securities backing unconsolidated Fannie Mae-issued structured securities of $224.9 billion and $234.0 billion as of June 30, 2023 and December 31, 2022, respectively.
The following table displays our off-balance sheet maximum exposure, guaranty obligation recognized in our condensed consolidated balance sheets and the potential maximum recovery from third parties through available credit enhancements and recourse related to our financial guarantees.

	As of
	June 30, 2023			December 31, 2022
	Maximum Exposure	Guaranty Obligation	Maximum Recovery(1)	Maximum Exposure	Guaranty Obligation	Maximum Recovery(1)
	(Dollars in millions)
Unconsolidated Fannie Mae MBS	$2,970	$15	$2,897	$3,139	$15	$3,058
Other guaranty arrangements(2)	9,358	70	1,982	9,573	79	2,012
Total	$12,328	$85	$4,879	$12,712	$94	$5,070
(1)Recoverability of such credit enhancements and recourse is subject to, among other factors, the ability of our mortgage insurers and the U.S. government, as a financial guarantor, to meet their obligations to us. For information on our mortgage insurers, see “Note 10, Concentrations of Credit Risk.”
(2)Primarily consists of credit enhancements and long-term standby commitments.

Fannie Mae (In conservatorship) Second Quarter 2023 Form 10-Q	92

Notes to Condensed Consolidated Financial Statements | Short-Term and Long-Term Debt

7.  Short-Term and Long-Term Debt
Short-Term Debt
The following table displays our outstanding short-term debt (debt with an original contractual maturity of one year or less) and weighted-average interest rates of this debt.

	As of
	June 30, 2023		December 31, 2022
	Outstanding	Weighted- Average Interest Rate(1)	Outstanding	Weighted- Average Interest Rate(1)
	(Dollars in millions)
Short-term debt of Fannie Mae	$15,628	5.05%	$10,204	3.93%
(1)Includes the effects of discounts, premiums and other cost basis adjustments.
Long-Term Debt
Long-term debt represents debt with an original contractual maturity of greater than one year. The following table displays our outstanding long-term debt.

	As of
	June 30, 2023			December 31, 2022
	Maturities	Outstanding(1)	Weighted- Average Interest Rate(2)	Maturities	Outstanding(1)	Weighted- Average Interest Rate(2)
	(Dollars in millions)
Senior fixed:
Benchmark notes and bonds	2023 - 2030	$66,258	2.54%	2023 - 2030	$72,261	2.35%
Medium-term notes(3)	2023 - 2031	45,008	1.37	2023 - 2031	39,476	0.78
Other(4)	2023 - 2038	6,784	4.12	2023 - 2038	6,778	4.00
Total senior fixed		118,050	2.20		118,515	1.94
Senior floating:
Connecticut Avenue Securities(5)	2023 - 2031	3,762	10.50	2023 - 2031	5,207	8.80
Other(6)	2037	256	9.57	2037	242	10.00
Total senior floating		4,018	10.44		5,449	8.86
Total long-term debt of Fannie Mae(7)		122,068	2.46		123,964	2.23
Debt of consolidated trusts	2023 - 2062	4,094,654	2.56	2023 - 2062	4,087,720	2.47
Total long-term debt		$4,216,722	2.56%		$4,211,684	2.47%
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
(7)Includes unamortized discounts and premiums, fair value adjustments, hedge-related cost basis adjustments, and other cost basis adjustments in a net discount position of $5.1 billion as of June 30, 2023 and December 31, 2022.

Fannie Mae (In conservatorship) Second Quarter 2023 Form 10-Q	93

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

Fannie Mae (In conservatorship) Second Quarter 2023 Form 10-Q	94

Notes to Condensed Consolidated Financial Statements | Derivative Instruments
Notional and Fair Value Position of our Derivatives
The following table displays the notional amount and estimated fair value of our asset and liability derivative instruments, including derivative instruments designated as hedges.

	As of June 30, 2023			As of December 31, 2022
	Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
		Asset Derivatives	Liability Derivatives		Asset Derivatives	Liability Derivatives
	(Dollars in millions)
Risk management derivatives designated as hedging instruments:
Swaps:(1)
Pay-fixed	$3,371	$—	$—	$5,582	$—	$—
Receive-fixed	27,319	—	—	33,276	—	—
Total risk management derivatives designated as hedging instruments	30,690	—	—	38,858	—	—
Risk management derivatives not designated as hedging instruments:
Swaps:(1)
Pay-fixed	134,023	—	—	97,808	—	—
Receive-fixed	171,397	43	(4,099)	99,799	1	(4,525)
Basis	250	36	—	41,250	25	—
Foreign currency	315	—	(88)	300	—	(98)
Swaptions:(1)
Pay-fixed	5,816	176	(12)	5,286	204	(18)
Receive-fixed	2,666	9	(51)	2,136	7	(45)
Futures(1)	13	—	—	—	—	—
Total risk management derivatives not designated as hedging instruments	314,480	264	(4,250)	246,579	237	(4,686)
Netting adjustment(2)	—	(218)	4,227	—	(154)	4,662
Total risk management derivatives portfolio	345,170	46	(23)	285,437	83	(24)
Mortgage commitment derivatives:
Mortgage commitments to purchase whole loans	4,495	1	(14)	2,596	4	(8)
Forward contracts to purchase mortgage-related securities	24,325	19	(88)	17,808	50	(57)
Forward contracts to sell mortgage-related securities	47,712	32	(102)	35,302	35	(13)
Total mortgage commitment derivatives	76,532	52	(204)	55,706	89	(78)
Credit enhancement derivatives	26,364	47	(70)	23,784	3	(66)
Derivatives at fair value	$448,066	$145	$(297)	$364,927	$175	$(168)
(1)Centrally cleared derivatives have no ascribable fair value because the positions are settled daily.
(2)The netting adjustment represents the effect of the legal right to offset under legally enforceable master netting arrangements to settle with the same counterparty on a net basis, including cash collateral posted and received. Cash collateral posted was $4.0 billion and $4.5 billion as of June 30, 2023 and December 31, 2022, respectively. Cash collateral received was $26 million and $5 million as of June 30, 2023 and December 31, 2022, respectively.

Fannie Mae (In conservatorship) Second Quarter 2023 Form 10-Q	95

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in millions)
Risk management derivatives:
Swaps:
Pay-fixed	$1,858	$1,174	$268	$3,299
Receive-fixed	(1,010)	(1,106)	562	(3,366)
Basis	15	(63)	28	(131)
Foreign currency	2	(36)	10	(60)
Swaptions:
Pay-fixed	12	54	(21)	98
Receive-fixed	(2)	(10)	(3)	(13)
Futures	1	(1)	1	(1)
Net contractual interest expense on interest-rate swaps	(128)	(28)	(306)	(39)
Total risk management derivatives fair value gains (losses), net	748	(16)	539	(213)
Mortgage commitment derivatives fair value gains, net	198	844	84	2,416
Credit enhancement derivatives fair value gains (losses), net	29	(29)	14	(51)
Total derivatives fair value gains, net	$975	$799	$637	$2,152

Fannie Mae (In conservatorship) Second Quarter 2023 Form 10-Q	96

Notes to Condensed Consolidated Financial Statements | Derivative Instruments
Effect of Fair Value Hedge Accounting
The following table displays the effect of fair value hedge accounting on our condensed consolidated statements of operations and comprehensive income, including gains and losses recognized on fair value hedging relationships.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023		2022		2023		2022
	Interest Income: Mortgage Loans	Interest Expense: Long-Term Debt	Interest Income: Mortgage Loans	Interest Expense: Long-Term Debt	Interest Income: Mortgage Loans	Interest Expense: Long-Term Debt	Interest Income: Mortgage Loans	Interest Expense: Long-Term Debt
	(Dollars in millions)
Total amounts presented in our condensed consolidated statements of operations and comprehensive income	$32,655	$(27,122)	$29,082	$(21,642)	$64,792	$(53,787)	$56,224	$(41,582)

Gains (losses) from fair value hedging relationships:
Mortgage loans HFI and related interest-rate contracts:
Hedged items	$(144)	$—	$(344)	$—	$33	$—	$(582)	$—
Discontinued hedge related basis adjustment amortization	9	—	5	—	20	—	5	—
Derivatives designated as hedging instruments	132	—	337	—	(82)	—	564	—
Interest accruals on hedging instruments	27	—	(9)	—	53	—	(17)	—
Debt of Fannie Mae and related interest-rate contracts:
Hedged items	—	669	—	748	—	430	—	2,371
Discontinued hedge-related basis adjustment amortization	—	(199)	—	(119)	—	(395)	—	(184)
Derivatives designated as hedging instruments	—	(503)	—	(568)	—	(71)	—	(2,092)
Interest accruals on derivative hedging instruments	—	(293)	—	7	—	(522)	—	54
Total effect of fair value hedges	$24	$(326)	$(11)	$68	$24	$(558)	$(30)	$149

Fannie Mae (In conservatorship) Second Quarter 2023 Form 10-Q	97

Notes to Condensed Consolidated Financial Statements | Derivative Instruments
Hedged Items in Fair Value Hedging Relationships
The following table displays the carrying amounts of the hedged items that have been in qualifying fair value hedges recorded in our condensed consolidated balance sheets, including the hedged item’s cumulative basis adjustments and the closed portfolio balances under the portfolio layer method. The hedged item carrying amounts and total basis adjustments include both open and discontinued hedges. The amortized cost and designated UPB consists only of open hedges as of June 30, 2023 and December 31, 2022.

	As of June 30, 2023
	Carrying Amount Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Basis Adjustments Included in the Carrying Amount		Closed Portfolio of Mortgage Loans Under Portfolio Layer Method
		Total Basis Adjustments(1)(2)	Remaining Adjustments - Discontinued Hedge	Total Amortized Cost	Designated UPB
	(Dollars in millions)
Mortgage loans HFI	$356,930	$(575)	$(575)	$171,706	$3,186
Debt of Fannie Mae	(70,459)	4,747	4,747	N/A	N/A

	As of December 31, 2022
	Carrying Amount Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Basis Adjustments Included in the Carrying Amount		Closed Portfolio of Mortgage Loans Under Portfolio Layer Method
		Total Basis Adjustments(1)(2)	Remaining Adjustments - Discontinued Hedge	Total Amortized Cost	Designated UPB
	(Dollars in millions)
Mortgage loans HFI	$293,788	$(628)	$(628)	$98,377	$5,187
Debt of Fannie Mae	(73,790)	4,713	4,713	N/A	N/A
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
See “Note 11, Netting Arrangements” for information on our rights to offset assets and liabilities as of June 30, 2023 and December 31, 2022.
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

Fannie Mae (In conservatorship) Second Quarter 2023 Form 10-Q	98

Notes to Condensed Consolidated Financial Statements | Segment Reporting

substantial majority of the gains and losses associated with our risk management derivatives, including the impact of hedge accounting, are allocated to our Single-Family business segment.
The following tables display our segment results.

	For the Three Months Ended June 30,
	2023			2022
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Net interest income(1)	$5,917	$1,118	$7,035	$6,573	$1,235	$7,808
Fee and other income(2)	52	18	70	60	21	81
Net revenues	5,969	1,136	7,105	6,633	1,256	7,889
Investment gains (losses), net(3)	27	(2)	25	(27)	(22)	(49)
Fair value gains (losses), net(4)	460	(56)	404	543	(14)	529
Administrative expenses	(718)	(146)	(864)	(671)	(124)	(795)
Benefit (provision) for credit losses(5)	1,418	(152)	1,266	(206)	(12)	(218)
TCCA fees(6)	(856)	—	(856)	(841)	—	(841)
Credit enhancement expense(7)	(327)	(57)	(384)	(270)	(62)	(332)
Change in expected credit enhancement recoveries(8)	(223)	63	(160)	(43)	(4)	(47)
Other expenses, net	(203)	(54)	(257)	(224)	(37)	(261)
Income before federal income taxes	5,547	732	6,279	4,894	981	5,875
Provision for federal income taxes	(1,153)	(132)	(1,285)	(1,008)	(214)	(1,222)
Net income	$4,394	$600	$4,994	$3,886	$767	$4,653

	For the Six Months Ended June 30,
	2023			2022
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Net interest income(1)	$11,589	$2,232	$13,821	$12,828	$2,379	$15,207
Fee and other income(2)	100	33	133	121	43	164
Net revenues	11,689	2,265	13,954	12,949	2,422	15,371
Investment gains (losses), net(3)	(44)	2	(42)	(93)	(58)	(151)
Fair value gains (losses), net(4)	626	(18)	608	1,070	(61)	1,009
Administrative expenses	(1,438)	(294)	(1,732)	(1,354)	(249)	(1,603)
Benefit (provision) for credit losses(5)	1,465	(331)	1,134	(476)	18	(458)
TCCA fees(6)	(1,711)	—	(1,711)	(1,665)	—	(1,665)
Credit enhancement expense(7)	(614)	(111)	(725)	(480)	(130)	(610)
Change in expected credit enhancement recoveries(8)	(128)	88	(40)	26	(13)	13
Other expenses, net	(319)	(68)	(387)	(388)	(70)	(458)
Income before federal income taxes	9,526	1,533	11,059	9,589	1,859	11,448
Provision for federal income taxes	(2,000)	(293)	(2,293)	(1,994)	(393)	(2,387)
Net income	$7,526	$1,240	$8,766	$7,595	$1,466	$9,061
(1)Net interest income primarily consists of guaranty fees received as compensation for assuming and managing the credit risk on loans underlying Fannie Mae MBS held by third parties for the respective business segment, and the difference between the interest income earned on the respective business segment’s mortgage assets in our retained mortgage portfolio and our other investments portfolio and the interest expense associated with the debt funding those assets. Revenues from single-family guaranty fees include revenues

Fannie Mae (In conservatorship) Second Quarter 2023 Form 10-Q	99

Notes to Condensed Consolidated Financial Statements | Segment Reporting

generated by the 10 basis point increase in guaranty fees pursuant to the TCCA, the incremental revenue from which is remitted to Treasury and not retained by us. Also includes yield maintenance revenue we recognized on the prepayment of multifamily loans.
(2)Single-family fee and other income primarily consists of compensation for engaging in structured transactions and providing other lender services. Multifamily fee and other income consists of fees associated with certain Multifamily business activities such as credit enhancements for tax-exempt multifamily housing revenue bonds.
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

	As of
	June 30, 2023			December 31, 2022
	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent(1)	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent(1)
Percentage of single-family conventional guaranty book of business based on UPB	0.75%	0.19%	0.53%	0.84%	0.20%	0.60%
Percentage of single-family conventional loans based on loan count	0.84	0.21	0.55	0.96	0.23	0.65

Fannie Mae (In conservatorship) Second Quarter 2023 Form 10-Q	100

Notes to Condensed Consolidated Financial Statements | Concentrations of Credit Risk

	As of
	June 30, 2023		December 31, 2022
	Percentage of Single-Family Conventional Guaranty Book of Business Based on UPB	Serious Delinquency Rate(1)	Percentage of Single-Family Conventional Guaranty Book of Business Based on UPB	Serious Delinquency Rate(1)
Estimated mark-to-market LTV ratio:
80.01% to 90%	5%	0.68%	5%	0.68%
90.01% to 100%	2	0.54	3	0.40
Greater than 100%	*	4.00	*	4.04
Geographical distribution:
California	19	0.41	19	0.46
Florida	6	0.71	6	0.90
Illinois	3	0.71	3	0.86
New Jersey	3	0.69	3	0.85
New York	5	0.96	5	1.12
All other states	64	0.52	64	0.62
Vintages:
2008 and prior	2	2.62	2	2.78
2009-2023	98	0.45	98	0.53
*    Represents less than 0.5% of single-family conventional guaranty book of business.
(1)Based on loan count, consists of single-family conventional loans that were 90 days or more past due or in the foreclosure process as of June 30, 2023 or December 31, 2022.
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

	As of
	June 30, 2023(1)		December 31, 2022(1)
	30 Days Delinquent	Seriously Delinquent(2)	30 Days Delinquent	Seriously Delinquent(2)
Percentage of multifamily guaranty book of business	0.13%	0.37%	0.04%	0.24%

	As of
	June 30, 2023		December 31, 2022
	Percentage of Multifamily Guaranty Book of Business(1)	Serious Delinquency Rate(2)(3)	Percentage of Multifamily Guaranty Book of Business(1)	Serious Delinquency Rate(2)(3)
Original LTV ratio:
Greater than 80%	1%	0.10%	1%	0.85%
Less than or equal to 80%	99	0.38	99	0.24
Current DSCR below 1.0(4)	3	8.03	3	3.88
(1)Calculated based on the aggregate unpaid principal balance of multifamily loans for each category divided by the aggregate unpaid principal balance of loans in our multifamily guaranty book of business.
(2)Consists of multifamily loans that were 60 days or more past due as of the dates indicated.

Fannie Mae (In conservatorship) Second Quarter 2023 Form 10-Q	101

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

	As of
	June 30, 2023		December 31, 2022
	Risk in Force	Percentage of Single-Family Conventional Guaranty Book of Business	Risk in Force	Percentage of Single-Family Conventional Guaranty Book of Business
	(Dollars in millions)
Mortgage insurance risk in force:
Primary mortgage insurance	$196,139		$193,549
Pool mortgage insurance	233		237
Total mortgage insurance risk in force	$196,372	5%	$193,786	5%
The table below displays our mortgage insurer counterparties that provided approximately 10% or more of the risk-in-force mortgage insurance coverage on mortgage loans in our single-family conventional guaranty book of business.

	Percentage of Risk-in-Force Coverage by Mortgage Insurer
	As of
	June 30, 2023	December 31, 2022
Counterparty:(1)
Mortgage Guaranty Insurance Corp.	19%	19%
Arch Capital Group Ltd.	18	18
Radian Guaranty, Inc.	17	17
Enact Mortgage Insurance Corp.	17	17
Essent Guaranty, Inc.	16	16
National Mortgage Insurance Corp.	12	12
Others	1	1
Total	100%	100%
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

Fannie Mae (In conservatorship) Second Quarter 2023 Form 10-Q	102

Notes to Condensed Consolidated Financial Statements | Concentrations of Credit Risk
of scheduled loan payments. We evaluate the financial condition of our mortgage insurer counterparties and adjust the contractually due recovery amounts to ensure that expected credit losses as of the balance sheet date are included in our loss reserve estimate. As a result, if our assessment of one or more of our mortgage insurer counterparties’ ability to fulfill their respective obligations to us worsens, it could increase our loss reserves. As of June 30, 2023 and December 31, 2022, our estimated benefit from mortgage insurance, which is based on estimated credit losses as of period end, reduced our loss reserves by $1.8 billion and $2.2 billion, respectively.
As of June 30, 2023 and December 31, 2022, we had outstanding receivables of $516 million and $515 million, respectively, recorded in “Other assets” in our condensed consolidated balance sheets related to amounts claimed on insured, defaulted loans excluding government-insured loans. As of June 30, 2023 and December 31, 2022, we assessed these outstanding receivables for collectability, and established a valuation allowance of $462 million.
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
Our business with mortgage servicers is concentrated. The table below displays the percentage of our single-family guaranty book of business serviced by our top five depository single-family mortgage servicers and top five non-depository single-family mortgage servicers (i.e., servicers that are not insured depository institutions) based on unpaid principal balance. There were no servicers that serviced 10% or more of our single-family guaranty book of business as of June 30, 2023 or December 31, 2022.

	Percentage of Single-Family Guaranty Book of Business
	As of
	June 30, 2023	December 31, 2022
Top five depository servicers	23%	22%
Top five non-depository servicers	23	23
Total	46%	45%
The table below displays the percentage of our multifamily guaranty book of business serviced by our top five depository multifamily mortgage servicers and top five non-depository multifamily mortgage servicers. As of June 30, 2023, Walker & Dunlop, Inc. and Wells Fargo Bank, N.A. (together with its affiliates) serviced 13% and 10%, respectively, of our multifamily guaranty book of business based on unpaid principal balance, compared with 13% and 11% as of December 31, 2022.

	Percentage of Multifamily Guaranty Book of Business
	As of
	June 30, 2023	December 31, 2022
Top five depository servicers	28%	28%
Top five non-depository servicers	43	43
Total	71%	71%
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

Fannie Mae (In conservatorship) Second Quarter 2023 Form 10-Q	103

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

	As of June 30, 2023
		Gross Amount Offset(1)	Net Amount Presented in our Condensed Consolidated Balance Sheets		Amounts Not Offset in our Condensed Consolidated Balance Sheets
	Gross Amount				Financial Instruments(2)	Collateral(3)	Net Amount
	(Dollars in millions)
Assets:
OTC risk management derivatives	$264	$(226)	$38		$—	$—	$38
Cleared risk management derivatives	—	8	8		—	—	8
Mortgage commitment derivatives	52	—	52		(36)	(16)	—
Total derivative assets	316	(218)	98	(4)	(36)	(16)	46
Securities purchased under agreements to resell(5)	76,250	—	76,250		—	(76,250)	—
Total assets	$76,566	$(218)	$76,348		$(36)	$(76,266)	$46
Liabilities:
OTC risk management derivatives	$(4,250)	$4,249	$(1)		$—	$—	$(1)
Cleared risk management derivatives	—	(22)	(22)		—	22	—
Mortgage commitment derivatives	(204)	—	(204)		36	84	(84)
Total liabilities	$(4,454)	$4,227	$(227)	(4)	$36	$106	$(85)

	As of December 31, 2022
		Gross Amount Offset(1)	Net Amount Presented in our Condensed Consolidated Balance Sheets		Amounts Not Offset in our Condensed Consolidated Balance Sheets
	Gross Amount				Financial Instruments(2)	Collateral(3)	Net Amount
	(Dollars in millions)
Assets:
OTC risk management derivatives	$237	$(234)	$3		$—	$—	$3
Cleared risk management derivatives	—	80	80		—	—	80
Mortgage commitment derivatives	89	—	89		(50)	(12)	27
Total derivative assets	326	(154)	172	(4)	(50)	(12)	110
Securities purchased under agreements to resell(5)	69,415	—	69,415		—	(69,415)	—
Total assets	$69,741	$(154)	$69,587		$(50)	$(69,427)	$110
Liabilities:
OTC risk management derivatives	$(4,686)	$4,662	$(24)		$—	$—	$(24)
Cleared risk management derivatives	—	—	—		—	—	—
Mortgage commitment derivatives	(78)	—	(78)		50	7	(21)
Total liabilities	$(4,764)	$4,662	$(102)	(4)	$50	$7	$(45)
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

Fannie Mae (In conservatorship) Second Quarter 2023 Form 10-Q	104

Notes to Condensed Consolidated Financial Statements | Netting Arrangements
(3)Represents collateral received that has not been recognized and not offset in our condensed consolidated balance sheets, as well as collateral posted which has been recognized but not offset in our condensed consolidated balance sheets. Does not include collateral held or posted in excess of our exposure. The fair value of non-cash collateral we pledged which the counterparty was permitted to sell or repledge was $2.0 billion and $2.1 billion as of June 30, 2023 and December 31, 2022, respectively. The fair value of non-cash collateral received was $76.3 billion and $69.5 billion, of which $39.4 billion and $28.7 billion could be sold or repledged as of June 30, 2023 and December 31, 2022, respectively. None of the underlying collateral was sold or repledged as of June 30, 2023 or December 31, 2022.
(4)Excludes derivative assets of $47 million and $3 million as of June 30, 2023 and December 31, 2022, respectively, and derivative liabilities of $70 million and $66 million recognized in our condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022, respectively, that were not subject to enforceable master netting arrangements.
(5)Includes $38.4 billion and $45.2 billion in securities purchased under agreements to resell classified as “Cash and cash equivalents” in our condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022, respectively. Includes $4.8 billion and $9.7 billion in securities purchased under agreements to resell classified as “Restricted cash and cash equivalents” in our condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022, respectively.
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
We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. See “Note 15, Fair Value” in our 2022 Form 10-K for information on the valuation control processes and the valuation techniques we use for fair value measurement and disclosure as well as our basis for classifying these measurements as Level 1, Level 2 or Level 3 of the valuation hierarchy in more specific situations. If the inputs used to measure assets or liabilities at fair value change, it may also result in a change in classification between Levels 1, 2, and 3. We made no material changes to the valuation control processes or the valuation techniques for the six months ended June 30, 2023.

Fannie Mae (In conservatorship) Second Quarter 2023 Form 10-Q	105

Notes to Condensed Consolidated Financial Statements | Fair Value
Recurring Changes in Fair Value
The following tables display our assets and liabilities measured in our condensed consolidated balance sheets at fair value on a recurring basis subsequent to initial recognition, including instruments for which we have elected the fair value option.

	Fair Value Measurements as of June 30, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Recurring fair value measurements:
Assets:
Trading securities:
Mortgage-related	$—	$2,330	$28	$—	$2,358
Non-mortgage-related(2)	48,207	20	—	—	48,227
Total trading securities	48,207	2,350	28	—	50,585
Available-for-sale securities:
Agency(3)	—	49	356	—	405
Other mortgage-related	—	6	235	—	241
Total available-for-sale securities	—	55	591	—	646
Mortgage loans	—	2,923	510	—	3,433
Derivative assets	—	281	82	(218)	145
Total assets at fair value	$48,207	$5,609	$1,211	$(218)	$54,809

Liabilities:
Long-term debt:
Of Fannie Mae	$—	$628	$256	$—	$884
Of consolidated trusts	—	15,047	125	—	15,172
Total long-term debt	—	15,675	381	—	16,056
Derivative liabilities	—	4,454	70	(4,227)	297
Total liabilities at fair value	$—	$20,129	$451	$(4,227)	$16,353

	Fair Value Measurements as of December 31, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Recurring fair value measurements:
Assets:
Trading securities:
Mortgage-related	$—	$3,164	$47	$—	$3,211
Non-mortgage-related(2)	46,898	20	—	—	46,918
Total trading securities	46,898	3,184	47	—	50,129
Available-for-sale securities:
Agency(3)	—	55	371	—	426
Other mortgage-related	—	7	263	—	270
Total available-for-sale securities	—	62	634	—	696
Mortgage loans	—	3,102	543	—	3,645
Derivative assets	—	300	29	(154)	175
Total assets at fair value	$46,898	$6,648	$1,253	$(154)	$54,645

Liabilities:
Long-term debt:
Of Fannie Mae	$—	$919	$242	$—	$1,161
Of consolidated trusts	—	16,124	136	—	16,260
Total long-term debt	—	17,043	378	—	17,421
Derivative liabilities	—	4,764	66	(4,662)	168
Total liabilities at fair value	$—	$21,807	$444	$(4,662)	$17,589

Fannie Mae (In conservatorship) Second Quarter 2023 Form 10-Q	106

Notes to Condensed Consolidated Financial Statements | Fair Value
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

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Three Months Ended June 30, 2023
		Total Gains (Losses) (Realized/Unrealized)										Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2023(4)(5)	Net Unrealized Gains (Losses) Included in OCI Related to Assets and Liabilities Still Held as of June 30, 2023(1)
	Balance, March 31, 2023	Included in Net Income		Included in Total OCI (Loss)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3	Transfers into Level 3	Balance, June 30, 2023
	(Dollars in millions)
Trading securities:
Mortgage-related	$32	$(2)	(5)(6)	$—	$—	$—	$—	$—	$(2)	$—	$28	$(1)	$—

Available-for-sale securities:
Agency	$362	$1		$2	$—	$—	$—	$(9)	$—	$—	$356	$—	$2
Other mortgage-related	260	3		1	—	—	—	(28)	(1)	—	235	—	1
Total available-for-sale securities	$622	$4	(6)(7)	$3	$—	$—	$—	$(37)	$(1)	$—	$591	$—	$3

Mortgage loans	$526	$(4)	(5)(6)	$—	$—	$—	$—	$(20)	$(6)	$14	$510	$(5)	$—

Net derivatives	(38)	38	(5)	—	—	—	—	12	—	—	12	51	—

Long-term debt:
Of Fannie Mae	$(250)	$(6)	(5)	$—	$—	$—	$—	$—	$—	$—	$(256)	$(6)	$—
Of consolidated trusts	(133)	2	(5)(6)	—	—	—	—	6	—	—	(125)	2	—
Total long-term debt	$(383)	$(4)		$—	$—	$—	$—	$6	$—	$—	$(381)	$(4)	$—

Fannie Mae (In conservatorship) Second Quarter 2023 Form 10-Q	107

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Six Months Ended June 30, 2023
		Total Gains (Losses) (Realized/Unrealized)										Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2023(4)(5)	Net Unrealized Gains (Losses) Included in OCI Related to Assets and Liabilities Still Held as of June 30, 2023(1)
	Balance, December 31, 2022	Included in Net Income		Included in Total OCI (Loss)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3	Transfers into Level 3	Balance, June 30, 2023
	(Dollars in millions)
Trading securities:
Mortgage-related	$47	$(8)	(5)(6)	$—	$—	$—	$—	$—	$(11)	$—	$28	$(5)	$—

Available-for-sale securities:
Agency	$371	$1		$1	$—	$—	$—	$(17)	$—	$—	$356	$—	$1
Other mortgage-related	263	5		5	—	—	—	(38)	(1)	1	235	—	3
Total available-for-sale securities	$634	$6	(6)(7)	$6	$—	$—	$—	$(55)	$(1)	$1	$591	$—	$4

Mortgage loans	$543	$3	(5)(6)	$—	$—	$—	$—	$(45)	$(15)	$24	$510	$1	$—

Net derivatives	(37)	32	(5)	—	—	—	—	17	—	—	12	49	—

Long-term debt:
Of Fannie Mae	$(242)	$(14)	(5)	$—	$—	$—	$—	$—	$—	$—	$(256)	$(14)	$—
Of consolidated trusts	(136)	—	(5)(6)	—	—	—	—	11	—	—	(125)	—	—
Total long-term debt	$(378)	$(14)		$—	$—	$—	$—	$11	$—	$—	$(381)	$(14)	$—

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Three Months Ended June 30, 2022
		Total Gains (Losses) (Realized/Unrealized)										Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2022(4)(5)	Net Unrealized Gains (Losses) Included in OCI Related to Assets and Liabilities Still Held as of June 30, 2022(1)
	Balance, March 31, 2022	Included in Net Income		Included in Total OCI (Loss)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3	Transfers into Level 3	Balance, June 30, 2022
	(Dollars in millions)
Trading securities:
Mortgage-related	$47	$(2)	(5)(6)	$—	$—	$—	$—	$(1)	$(5)	$37	$76	$(1)	$—

Available-for-sale securities:
Agency	$418	$—		$—	$—	$—	$—	$(14)	$—	$—	$404	$—	$(1)
Other mortgage-related	309	—		(1)	—	—	—	(19)	—	—	289	—	(1)
Total available-for-sale securities	$727	$—	(6)(7)	$(1)	$—	$—	$—	$(33)	$—	$—	$693	$—	$(2)

Mortgage loans	$668	$(23)	(5)(6)	$—	$—	$(2)	$—	$(41)	$(16)	$13	$599	$(23)	$—

Net derivatives	57	(75)	(5)	—	—	—	—	11	—	—	(7)	(64)	—

Long-term debt:
Of Fannie Mae	$(307)	$54	(5)	$—	$—	$—	$—	$—	$—	$—	$(253)	$54	$—
Of consolidated trusts	(161)	—	(5)(6)	—	—	—	—	9	—	—	(152)	1	—
Total long-term debt	$(468)	$54		$—	$—	$—	$—	$9	$—	$—	$(405)	$55	$—

Fannie Mae (In conservatorship) Second Quarter 2023 Form 10-Q	108

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Six Months Ended June 30, 2022
		Total Gains (Losses) (Realized/Unrealized)										Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2022(4)(5)	Net Unrealized Gains (Losses) Included in OCI Related to Assets and Liabilities Still Held as of June 30, 2022(1)
	Balance, December 31, 2021	Included in Net Income		Included in Total OCI (Loss)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3	Transfers into Level 3	Balance, June 30, 2022
	(Dollars in millions)
Trading securities:
Mortgage-related	$57	$(8)	(5)(6)	$—	$—	$—	$—	$(1)	$(14)	$42	$76	$(3)	$—

Available-for-sale securities:
Agency	$431	$1		$(4)	$—	$—	$—	$(24)	$—	$—	$404	$—	$(3)
Other mortgage-related	322	(8)		(2)	—	—	—	(22)	(2)	1	289	—	(2)
Total available-for-sale securities	$753	$(7)	(6)(7)	$(6)	$—	$—	$—	$(46)	$(2)	$1	$693	$—	$(5)

Mortgage loans	$755	$(48)	(5)(6)	$—	$—	$(2)	$—	$(82)	$(60)	$36	$599	$(42)	$—

Net derivatives	131	(157)	(5)	—	—	—	—	19	—	—	(7)	(138)	—

Long-term debt:
Of Fannie Mae	$(373)	$120	(5)	$—	$—	$—	$—	$—	$—	$—	$(253)	$120	$—
Of consolidated trusts	(95)	2	(5)(6)	—	—	—	(86)	27	1	(1)	(152)	3	—
Total long-term debt	$(468)	$122		$—	$—	$—	$(86)	$27	$1	$(1)	$(405)	$123	$—
(1)Gains (losses) included in “Other comprehensive income (loss)” in our condensed consolidated statements of operations and comprehensive income.
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
(7)Gains (losses) are included in “Investment gains (losses), net” in our condensed consolidated statements of operations and comprehensive income.

Fannie Mae (In conservatorship) Second Quarter 2023 Form 10-Q	109

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

	Fair Value Measurements as of June 30, 2023
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)(2)
	(Dollars in millions)
Recurring fair value measurements:
Trading securities:
Mortgage-related(3)	$28	Various

Available-for-sale securities:
Agency(3)	356	Consensus
Other mortgage-related	116	Discounted Cash Flow	Spreads (bps)	498.0	-	528.0	513.6
	91	Single Vendor
	28	Various
Total other mortgage-related	235
Total available-for-sale securities	$591

Net derivatives	$36	Dealer Mark
	(24)	Discounted Cash Flow
Total net derivatives	$12

	Fair Value Measurements as of December 31, 2022
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)(2)
	(Dollars in millions)
Recurring fair value measurements:
Trading securities:
Mortgage-related(3)	$47	Various

Available-for-sale securities:
Agency(3)	371	Consensus
Other mortgage-related	142	Discounted Cash Flow	Spreads (bps)	531.0	-	582.0	557.7
	96	Single Vendor
	25	Various
Total other mortgage-related	263
Total available-for-sale securities	$634

Net derivatives	$25	Dealer Mark
	(62)	Discounted Cash Flow
Total net derivatives	$(37)
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
(3)Includes Fannie Mae and Freddie Mac securities.
In our condensed consolidated balance sheets, certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when we evaluate loans for impairment). We held no Level 1 assets or liabilities that were measured at fair value on a nonrecurring basis as of June 30, 2023 or December 31, 2022. We held $23 million and $30 million in Level 2 assets as of June 30, 2023 and December 31, 2022, respectively, composed of mortgage loans held for sale that were impaired. We held no Level 2 or Level 3 liabilities that were measured at fair value on a nonrecurring basis as of June 30, 2023 or December 31, 2022.

Fannie Mae (In conservatorship) Second Quarter 2023 Form 10-Q	110

Notes to Condensed Consolidated Financial Statements | Fair Value
The following table displays valuation techniques for our Level 3 assets measured at fair value on a nonrecurring basis.

		Fair Value Measurements as of
	Valuation Techniques	June 30, 2023	December 31, 2022
		(Dollars in millions)
Nonrecurring fair value measurements:
Mortgage loans:(1)
Mortgage loans held for sale, at lower of cost or fair value	Consensus	$209	$1,571
	Single Vendor	97	92
Total mortgage loans held for sale, at lower of cost or fair value		306	1,663

Single-family mortgage loans held for investment, at amortized cost	Internal Model	815	1,636

Multifamily mortgage loans held for investment, at amortized cost	Appraisal	49	3
	Broker Price Opinion	773	614
	Internal Model	183	27
Total multifamily mortgage loans held for investment, at amortized cost		1,005	644

Acquired property, net:
Single-family	Accepted Offer	22	17
	Appraisal	35	65
	Internal Model	202	215
	Walk Forward	94	91
	Various	13	12
Total single-family		366	400

Multifamily	Various	62	119
Total nonrecurring assets at fair value		$2,554	$4,462
(1)When we measure impairment, including recoveries, based on the fair value of the loan or the underlying collateral and impairment is recorded on any component of the mortgage loan, including accrued interest receivable and amounts due from the borrower for advances of taxes and insurance, we present the entire fair value measurement amount with the corresponding mortgage loan.

Fannie Mae (In conservatorship) Second Quarter 2023 Form 10-Q	111

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

	As of June 30, 2023
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment	Estimated Fair Value
	(Dollars in millions)
Financial assets:
Cash and cash equivalents, including restricted cash and cash equivalents	$79,435	$36,235	$43,200	$—	$—	$79,435
Securities purchased under agreements to resell	33,050	—	33,050	—	—	33,050
Trading securities	50,585	48,207	2,350	28	—	50,585
Available-for-sale securities	646	—	55	591	—	646
Mortgage loans held for sale	513	—	31	495	—	526
Mortgage loans held for investment, net of allowance for loan losses	4,120,612	—	3,455,655	166,079	—	3,621,734
Advances to lenders	3,483	—	3,483	—	—	3,483
Derivative assets at fair value	145	—	281	82	(218)	145
Guaranty assets and buy-ups	78	—	—	162	—	162
Total financial assets	$4,288,547	$84,442	$3,538,105	$167,437	$(218)	$3,789,766

Financial liabilities:
Short-term debt:
Of Fannie Mae	$15,628	$—	$15,619	$—	$—	$15,619
Long-term debt:
Of Fannie Mae	122,068	—	121,057	574	—	121,631
Of consolidated trusts	4,094,654	—	3,533,579	39,567	—	3,573,146
Derivative liabilities at fair value	297	—	4,454	70	(4,227)	297
Guaranty obligations	85	—	—	65	—	65
Total financial liabilities	$4,232,732	$—	$3,674,709	$40,276	$(4,227)	$3,710,758

Fannie Mae (In conservatorship) Second Quarter 2023 Form 10-Q	112

Notes to Condensed Consolidated Financial Statements | Fair Value

	As of December 31, 2022
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment	Estimated Fair Value
	(Dollars in millions)
Financial assets:
Cash and cash equivalents, including restricted cash and cash equivalents	$87,841	$32,991	$54,850	$—	$—	$87,841
Securities purchased under agreements to resell	14,565	—	14,565	—	—	14,565
Trading securities	50,129	46,898	3,184	47	—	50,129
Available-for-sale securities	696	—	62	634	—	696
Mortgage loans held for sale	2,033	—	48	2,029	—	2,077
Mortgage loans held for investment, net of allowance for loan losses	4,112,403	—	3,437,979	171,857	—	3,609,836
Advances to lenders	1,502	—	1,502	—	—	1,502
Derivative assets at fair value	175	—	300	29	(154)	175
Guaranty assets and buy-ups	87	—	—	166	—	166
Total financial assets	$4,269,431	$79,889	$3,512,490	$174,762	$(154)	$3,766,987

Financial liabilities:
Short-term debt:
Of Fannie Mae	$10,204	$—	$10,208	$—	$—	$10,208
Long-term debt:
Of Fannie Mae	123,964	—	122,066	558	—	122,624
Of consolidated trusts	4,087,720	—	3,511,958	42,150	—	3,554,108
Derivative liabilities at fair value	168	—	4,764	66	(4,662)	168
Guaranty obligations	94	—	—	66	—	66
Total financial liabilities	$4,222,150	$—	$3,648,996	$42,840	$(4,662)	$3,687,174
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

Fannie Mae (In conservatorship) Second Quarter 2023 Form 10-Q	113

Notes to Condensed Consolidated Financial Statements | Fair Value
The following table displays the fair value and unpaid principal balance of the financial instruments for which we have elected the fair value option.

	As of
	June 30, 2023			December 31, 2022
	Loans(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts	Loans(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts
	(Dollars in millions)
Fair value	$3,433	$884	$15,172	$3,645	$1,161	$16,260
Unpaid principal balance	3,625	860	15,324	3,835	1,145	16,311
(1)Includes nonaccrual loans with a fair value of $37 million and $40 million as of June 30, 2023 and December 31, 2022, respectively. Includes loans that are 90 days or more past due with a fair value of $36 million and $48 million as of June 30, 2023 and December 31, 2022, respectively.
Changes in Fair Value under the Fair Value Option Election
We recorded losses of $49 million and gains of $22 million for the three and six months ended June 30, 2023, respectively, and losses of $187 million and $378 million for the three and six months ended June 30, 2022, respectively, from changes in the fair value of loans recorded at fair value in “Fair value gains, net” in our condensed consolidated statements of operations and comprehensive income.
We recorded gains of $219 million and losses of $50 million for the three and six months ended June 30, 2023, respectively, and gains of $558 million and $1.6 billion for the three and six months ended June 30, 2022, respectively, from changes in the fair value of long-term debt recorded at fair value in “Fair value gains, net” in our condensed consolidated statements of operations and comprehensive income.
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

Fannie Mae (In conservatorship) Second Quarter 2023 Form 10-Q	114

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
Plaintiffs in these lawsuits allege that the net worth sweep dividend provisions of the senior preferred stock that were implemented pursuant to the August 2012 amendments nullified certain of the shareholders’ rights and caused them harm. Plaintiffs in the class action represent a class of Fannie Mae preferred shareholders and classes of Freddie Mac common and preferred shareholders. On September 23, 2022, the court issued a summary judgment ruling that permitted the plaintiffs in these lawsuits to present to a jury their claims for breach of the implied covenant of good faith and fair dealing. The cases were consolidated for trial and a trial was conducted from October 17, 2022 to November 1, 2022. The jury was not able to reach a verdict and the judge declared a mistrial on November 7, 2022. A new trial began on July 24, 2023 and is currently in progress.
In the trial, plaintiffs requested $779 million in damages from Fannie Mae and prejudgment interest on the amount of any damages. We estimate that prejudgment interest, if awarded in the new trial, would be calculated at a rate of 5.75% and expect plaintiffs to seek such interest from August 17, 2012. Prejudgment interest calculated from August 17, 2012 through June 30, 2023 based on the amount of damages plaintiffs requested would be approximately $485 million. The ultimate amount of prejudgment interest awarded, if any, would be impacted by the amount of damages awarded, the date from and through which interest is calculated, and other determinations by the court. At this time, we do not believe the likelihood of loss is probable; therefore, we have not established an accrual in connection with these lawsuits. However, it is reasonably possible that the plaintiffs could ultimately prevail in this matter and, if so, we may incur a loss up to the amount of damages discussed above and any related interest.
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
The table below sets forth information about our capital requirements under the standardized approach of the enterprise regulatory capital framework. Available capital for purposes of the enterprise regulatory capital framework excludes the stated value of the senior preferred stock ($120.8 billion) and other amounts specified in footnote 2 to the table. Because of these exclusions, we had a deficit in available capital as of June 30, 2023, even though we had positive net worth under GAAP of $69.0 billion as of June 30, 2023.

Fannie Mae (In conservatorship) Second Quarter 2023 Form 10-Q	115

Notes to Condensed Consolidated Financial Statements | Regulatory Capital Requirements
As of June 30, 2023, we had a $248 billion shortfall of our available capital (deficit) to the adjusted total capital requirement (including buffers) of $184 billion under the standardized approach of the enterprise regulatory capital framework as shown in the table below. As of June 30, 2023, our risk-based adjusted total capital requirement (including buffers) represented the amount of capital needed to be fully capitalized under the standardized approach to the enterprise regulatory capital framework.

Capital Metrics under the Enterprise Regulatory Capital Framework as of June 30, 2023(1)
(Dollars in billions)
Adjusted total assets	$4,562
Risk-weighted assets	1,316

	Amounts			Ratios
	Available Capital (Deficit)(2)	Minimum Capital Requirement	Total Capital Requirement (including Buffers)(3)	Available Capital (Deficit) Ratio(4)	Minimum Capital Ratio Requirement	Total Capital Requirement Ratio (including Buffers)
Risk-based capital:
Total capital (statutory)(5)	$(42)	$105	$105	(3.2)%	8.0%	8.0%
Common equity tier 1 capital	(83)	59	138	(6.3)	4.5	10.5
Tier 1 capital	(64)	79	158	(4.9)	6.0	12.0
Adjusted total capital	(64)	105	184	(4.9)	8.0	14.0
Leverage capital:
Core capital (statutory)(6)	(52)	114	114	(1.1)	2.5	2.5
Tier 1 capital	(64)	114	137	(1.4)	2.5	3.0
(1)Ratios are calculated as a percentage of risk-weighted assets for risk-based capital metrics and as a percentage of adjusted total assets for leverage capital metrics.
(2)Available capital (deficit) for all line items excludes the stated value of the senior preferred stock ($120.8 billion). Available capital (deficit) for all line items except total capital and core capital also deducts a portion of deferred tax assets. Deferred tax assets arising from temporary differences between GAAP and tax requirements are deducted from capital to the extent they exceed 10% of common equity. As of June 30, 2023, this resulted in the full deduction of deferred tax assets ($12.0 billion) from our available capital (deficit). Available capital (deficit) for common equity tier 1 capital also excludes the value of the non-cumulative perpetual preferred stock ($19.1 billion).
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
As a result of our capital shortfall, our maximum payout ratio under the enterprise regulatory capital framework as of June 30, 2023 was 0%. While it is not applicable until the date of termination of our conservatorship, our maximum payout ratio represents the percentage of eligible retained income that we are permitted to pay out in the form of distributions or discretionary bonus payments under the enterprise regulatory capital framework. The maximum payout ratio for a given quarter is the lowest of the payout ratios determined by our capital conservation buffer and our leverage buffer.

Fannie Mae (In conservatorship) Second Quarter 2023 Form 10-Q	116

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
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures in effect as of June 30, 2023, the end of the period covered by this report. As a result of management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of June 30, 2023, or as of the date of filing this report.
Our disclosure controls and procedures were not effective as of June 30, 2023, or as of the date of filing this report because they did not adequately ensure the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws. As a result, we were not able to rely upon the disclosure controls and procedures that were in place as of June 30, 2023, or as of the date of this filing, and we continue to have a material weakness in our internal control over financial reporting. This material weakness is described in more detail below under “Description of Material Weakness.” Based on discussions with FHFA and the structural nature of this material weakness, we do not expect to remediate this material weakness while we are under conservatorship.
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
Management has determined that we continued to have the following material weakness as of June 30, 2023, and as of the date of filing this report:
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

Fannie Mae Second Quarter 2023 Form 10-Q	117

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
Due to these circumstances, we have not been able to update our disclosure controls and procedures in a manner that adequately ensures the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws, including disclosures affecting our condensed consolidated financial statements. As a result, we did not maintain effective controls and procedures designed to ensure complete and accurate disclosure as required by GAAP as of June 30, 2023, or as of the date of filing this report. Based on discussions with FHFA and the structural nature of this weakness, we do not expect to remediate this material weakness while we are under conservatorship.
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
•FHFA personnel, including senior officials, have reviewed our SEC filings prior to filing, including this quarterly report on Form 10-Q for the quarter ended June 30, 2023 (“Second Quarter 2023 Form 10-Q”), and engaged in discussions regarding issues associated with the information contained in those filings. Prior to filing our Second Quarter 2023 Form 10-Q, FHFA provided Fannie Mae management with written acknowledgment that it had reviewed the Second Quarter 2023 Form 10-Q, and it was not aware of any material misstatements or omissions in the Second Quarter 2023 Form 10-Q and had no objection to our filing the Second Quarter 2023 Form 10-Q.
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
Changes in Internal Control Over Financial Reporting
Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting from April 1, 2023, through June 30, 2023, that management believes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
In the ordinary course of business, we review our system of internal control over financial reporting and make changes that we believe will improve these controls and increase efficiency, while continuing to ensure that we maintain effective internal controls. Changes may include implementing new, more efficient systems, automating manual processes, and updating existing systems.

Fannie Mae Second Quarter 2023 Form 10-Q	118

Other Information

PART II—OTHER INFORMATION
Item 1.  Legal Proceedings
The information in this item supplements and updates information regarding certain legal proceedings set forth in “Legal Proceedings” in our 2022 Form 10-K and our First Quarter 2023 Form 10-Q. We also provide information regarding material legal proceedings in “Note 13, Commitments and Contingencies,” which is incorporated herein by reference. In addition to the matters specifically described or incorporated by reference in this item, we are involved in legal and regulatory proceedings that arise in the ordinary course of business that we do not expect will have a material impact on our business or financial condition. However, litigation claims and proceedings of all types are subject to many factors and their outcome and effect on our business and financial condition generally cannot be predicted accurately.
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
Senior Preferred Stock Purchase Agreements Litigation
Since June 2013, preferred and common stockholders of Fannie Mae and Freddie Mac filed lawsuits in multiple federal courts against one or more of the United States, Treasury and FHFA, challenging actions taken by the defendants relating to the Fannie Mae and Freddie Mac senior preferred stock purchase agreements and the conservatorships of Fannie Mae and Freddie Mac. Some of these lawsuits also contain claims against Fannie Mae and Freddie Mac. The legal claims being advanced by one or more of these lawsuits include challenges to the net worth sweep dividend provisions of the senior preferred stock that were implemented pursuant to August 2012 amendments to the agreements, the payment of dividends to Treasury under the net worth sweep dividend provisions, and FHFA’s decision to require Fannie Mae and Freddie Mac to draw funds from Treasury to pay dividends to Treasury prior to the August 2012 amendments. The plaintiffs seek various forms of equitable and injunctive relief as well as damages. The cases that remain pending after March 31, 2023 are as follows:
District of Columbia (In re Fannie Mae/Freddie Mac Senior Preferred Stock Purchase Agreement Class Action Litigations and Fairholme Funds v. FHFA). Fannie Mae is a defendant in two cases in the U.S. District Court for the District of Columbia, including a consolidated class action. The cases were consolidated for trial and a trial was conducted from October 17, 2022 to November 1, 2022. The jury was not able to reach a verdict and the judge declared a mistrial on November 7, 2022. A new trial began on July 24, 2023 and is currently in progress. See “Note 13, Commitments and Contingencies” for additional information.
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

Fannie Mae Second Quarter 2023 Form 10-Q	119

Other Information

the stockholders suffered compensable harm. On February 2, 2023, plaintiffs filed a petition with the Supreme Court seeking review of the Sixth Circuit’s decision, which the Supreme Court denied on June 12, 2023.
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
U.S. Court of Federal Claims (Fisher et al. v. United States of America). On December 2, 2013, common stockholders of Fannie Mae filed a lawsuit against the United States that listed Fannie Mae as a nominal defendant. The plaintiffs alleged that the net worth sweep dividend provisions of the senior preferred stock that were implemented pursuant to the August 2012 amendment constituted a taking of Fannie Mae’s property without just compensation in violation of the U.S. Constitution. On February 15, 2023, the court issued an order for plaintiffs to show cause why their claims should not be dismissed, as claims similar to theirs brought by other Fannie Mae stockholders in other cases against the United States have been dismissed by the court. Plaintiffs filed a response to the show cause order on March 15, 2023, the United States filed its response to the plaintiffs’ submission on June 16, 2023, and the plaintiffs filed a reply on July 21, 2023. The parties are awaiting a ruling from the court.
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
Recent Sales of Unregistered Equity Securities
Under the terms of our senior preferred stock purchase agreement with Treasury, we are prohibited from selling or issuing our equity interests without the prior written consent of Treasury except under limited circumstances, which are described in “Business—Conservatorship and Treasury Agreements—Treasury Agreements—Covenants under Treasury Agreements” in our 2022 Form 10-K. During the quarter ended June 30, 2023, we did not sell any equity securities.
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

Fannie Mae Second Quarter 2023 Form 10-Q	120

Other Information

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
Our Purchases of Equity Securities
We did not repurchase any of our equity securities during the second quarter of 2023.
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

Fannie Mae Second Quarter 2023 Form 10-Q	121

Other Information

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

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101. INS	Inline XBRL Instance Document* - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101. SCH	Inline XBRL Taxonomy Extension Schema*
101. CAL	Inline XBRL Taxonomy Extension Calculation*
101. DEF	Inline XBRL Taxonomy Extension Definition*
101. LAB	Inline XBRL Taxonomy Extension Label*
101. PRE	Inline XBRL Taxonomy Extension Presentation*
104	Cover Page Interactive Data File* (embedded within the Inline XBRL document)
*    The financial information contained in these Inline XBRL documents is unaudited.

Fannie Mae Second Quarter 2023 Form 10-Q	122

Signatures

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal National Mortgage Association

By:	/s/ Priscilla Almodovar
Priscilla Almodovar Chief Executive Officer
Date: August 1, 2023

By:	/s/ Chryssa C. Halley
Chryssa C. Halley Executive Vice President and Chief Financial Officer
Date: August 1, 2023

Fannie Mae Second Quarter 2023 Form 10-Q	123