Form 10-Q
period 2023-09-30
FEDERAL NATIONAL MORTGAGE ASSOCIATION FANNIE MAE
filed 2023-10-31
CIK 310522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☑
As of October 13, 2023, there were 1,158,087,567 shares of common stock of the registrant outstanding.

Fannie Mae Third Quarter 2023 Form 10-Q	i

Fannie Mae Third Quarter 2023 Form 10-Q	ii

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

Fannie Mae Third Quarter 2023 Form 10-Q	1

MD&A | Executive Summary
Executive Summary

Summary of Our Financial Performance

•Net revenues were relatively flat, with an increase of $67 million in the third quarter of 2023 compared with the third quarter of 2022.
•Net income increased $2.3 billion for the third quarter of 2023 compared with the third quarter of 2022, driven primarily by a $3.2 billion shift to benefit for credit losses in the third quarter of 2023 from provision for credit losses in the third quarter of 2022 and a $503 million increase in fair value gains. Our benefit for credit losses for the third quarter of 2023 was driven primarily by increases in actual and forecasted single-family home prices, partially offset by a provision relating to the redesignation of single-family loans from held for investment to held for sale. Fair value gains in the third quarter of 2023 were primarily due to increases in interest rates during the period. The increase in net income was partially offset by an increase in other expenses, net primarily due to $491 million of expense attributable to a jury verdict and an award of prejudgment interest for Fannie Mae preferred shareholders in two cases consolidated for trial in the U.S. District Court for the District of Columbia.
•Net worth increased to $73.7 billion as of September 30, 2023 from $69.0 billion as of June 30, 2023. The increase is attributable to $4.7 billion of comprehensive income for the third quarter of 2023.

•Net revenues decreased $1.4 billion in the first nine months of 2023 compared with the first nine months of 2022, primarily due to lower net amortization income, partially offset by higher income from portfolios.

Fannie Mae Third Quarter 2023 Form 10-Q	2

MD&A | Executive Summary
◦Lower amortization income was driven by a higher interest-rate environment in the first nine months of 2023, which significantly slowed refinancing activity, driving lower loan prepayment volumes compared with the first nine months of 2022.
◦Higher income from portfolios was primarily driven by higher interest rates in the first nine months of 2023 than in the first nine months of 2022 on assets in our other investments portfolio.
•Net income increased $2.0 billion for the first nine months of 2023 compared with the first nine months of 2022, driven primarily by a $4.8 billion shift to benefit for credit losses in the first nine months of 2023 from provision for credit losses in the first nine months of 2022 due to increases in actual and forecasted single-family home prices, partially offset by lower net revenues as described above.
•Net worth increased to $73.7 billion as of September 30, 2023 from $60.3 billion as of December 31, 2022. The increase is attributable to $13.4 billion of comprehensive income for the first nine months of 2023.
Liquidity Provided in the First Nine Months of 2023
Through our single-family and multifamily business segments, we provided $288 billion in liquidity to the mortgage market in the first nine months of 2023, enabling the financing of approximately 1,154,000 home purchases, refinancings and rental units.
Fannie Mae Provided $288 Billion in Liquidity in the First Nine Months of 2023

Unpaid Principal Balance	Units

$211B	621K Single-Family Home Purchases

$35B	144K Single-Family Refinancings

$42B	389K Multifamily Rental Units
Legislation and Regulation

The information in this section updates and supplements information regarding legislative, regulatory, conservatorship and other developments affecting our business set forth in “Business—Conservatorship and Treasury Agreements” and “Business—Legislation and Regulation” in our 2022 Form 10-K, as well as in “MD&A—Legislation and Regulation” in our Form 10-Q for the quarter ended March 31, 2023 (“First Quarter 2023 Form 10-Q”) and in our Form 10-Q for the quarter ended June 30, 2023 (“Second Quarter 2023 Form 10-Q”). Also see “Risk Factors” in our 2022 Form 10-K for discussions of risks relating to legislative and regulatory matters.
2022 Housing Goals Performance
In October 2023, FHFA notified us that it had determined that we met all of our single-family and multifamily housing goals for 2022. See “Business—Legislation and Regulation—GSE-Focused Matters—Housing Goals” in our 2022 Form 10-K for more information regarding our 2022 housing goals.

Fannie Mae Third Quarter 2023 Form 10-Q	3

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

Fannie Mae Third Quarter 2023 Form 10-Q	4

MD&A | Key Market Economic Indicators
period. For more information about fair value gains (losses), including the impact of hedge accounting, see “Consolidated Results of Operations—Fair Value Gains, Net.”
•Benefit (provision) for credit losses. When single-family and multifamily mortgage interest rates increase, our expected credit losses on loans increases because (1) we generally expect fewer borrowers will refinance their loans, thereby extending the expected life of the loan, which increases our expectation of loss and (2) borrowers with adjustable-rate loans or multifamily loans with balloon balances due at maturity face increased costs and a reduced ability to refinance. This increase in our expectation of loss contributes to our provision for credit losses. Conversely, when single-family and multifamily mortgage interest rates decrease, our expectation of loss decreases, which reduces our provision for credit losses. For more information on benefit (provision) for credit losses, see “Consolidated Results of Operations—Benefit (Provision) for Credit Losses.”

Single-Family Quarterly Home Price Growth (Decline) Rate(1)

(1)Calculated internally using property data on loans purchased by Fannie Mae, Freddie Mac and other third-party home sales data. Fannie Mae’s home price index is a weighted repeat-transactions index, measuring average price changes in repeat sales on the same properties. Fannie Mae’s home price index excludes prices on properties sold in foreclosure. Fannie Mae’s home price growth (decline) rates represent estimates based on non-seasonally adjusted preliminary data and are subject to change as additional data becomes available.
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
•As home prices increase, the severity of losses we incur on defaulted loans that we hold or guarantee decreases because the amount we can recover from the properties securing the loans increases. Declines in home prices may increase the losses we incur on defaulted loans.
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
•Home prices on a national basis grew by an estimated 6.9% in the first nine months of 2023. We forecast national home price growth of 6.7% for the full year of 2023. We expect regional variation in home price changes.

Fannie Mae Third Quarter 2023 Form 10-Q	5

MD&A | Key Market Economic Indicators
New Housing Starts(1)

(1.1)%
2.0%
(0.7)%
11.5%
3.4%
(16.9)%
(5.7)%
(1.9)%
(5.7)%
(23.5)%
1,446
1,406
1,386
1,450
1359
545
556
552
520
398
901
850
834
930
961
3Q22
4Q22
1Q23
2Q23
3Q23
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
•We expect further declines in single-family new home construction, new home sales and existing home sales in the near term, given the recent rapid rise in mortgage rates.

Fannie Mae Third Quarter 2023 Form 10-Q	6

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
•GDP increased in the first nine months of 2023. We expect that a modest recession is likely to occur beginning in the first half of 2024, resulting in an increase in the unemployment rate. We expect our economic outlook will be influenced by a number of factors that are subject to change, such as the persistence of inflationary pressures, changes in monetary policy and the risk of financial market disruptions.
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

Fannie Mae Third Quarter 2023 Form 10-Q	7

MD&A | Consolidated Results of Operations
Consolidated Results of Operations

This section discusses our condensed consolidated results of operations and should be read together with our condensed consolidated financial statements and the accompanying notes.

Summary of Condensed Consolidated Results of Operations
	For the Three Months Ended September 30,			For the Nine Months Ended September 30,

	2023	2022	Variance	2023	2022	Variance
	(Dollars in millions)
Net interest income	$7,220	$7,124	$96	$21,041	$22,331	$(1,290)
Fee and other income(1)	76	105	(29)	209	269	(60)
Net revenues	7,296	7,229	67	21,250	22,600	(1,350)
Investment gains (losses), net	8	(172)	180	(34)	(323)	289
Fair value gains, net	795	292	503	1,403	1,301	102
Administrative expenses	(897)	(870)	(27)	(2,629)	(2,473)	(156)
Benefit (provision) for credit losses	652	(2,536)	3,188	1,786	(2,994)	4,780
TCCA fees(2)	(860)	(850)	(10)	(2,571)	(2,515)	(56)
Credit enhancement expense(3)	(390)	(364)	(26)	(1,115)	(974)	(141)
Change in expected credit enhancement recoveries(4)	(128)	290	(418)	(168)	303	(471)
Other expenses, net(5)	(535)	(154)	(381)	(922)	(612)	(310)
Income before federal income taxes	5,941	2,865	3,076	17,000	14,313	2,687
Provision for federal income taxes	(1,242)	(429)	(813)	(3,535)	(2,816)	(719)
Net income	$4,699	$2,436	$2,263	$13,465	$11,497	$1,968
Total comprehensive income	$4,681	$2,433	$2,248	$13,448	$11,483	$1,965
(1)Single-family fee and other income consists primarily of compensation for engaging in structured transactions and providing other lender services. Multifamily fee and other income consists of fees associated with certain Multifamily business activities such as credit enhancements for tax-exempt multifamily housing revenue bonds.
(2)TCCA fees refers to the expense recognized as a result of the 10 basis point increase in guaranty fees on all single-family residential mortgages delivered to us on or after April 1, 2012 pursuant to the Temporary Payroll Tax Cut Continuation Act of 2011 and as extended by the Infrastructure Investment and Jobs Act, which we remit to Treasury. For more information on TCCA fees, see “Note 1, Summary of Significant Accounting Policies—Related Parties—Transactions with Treasury” in our 2022 Form 10-K.
(3)Consists of costs associated with our freestanding credit enhancements, which primarily include our Connecticut Avenue Securities® (“CAS”) and Credit Insurance Risk TransferTM (“CIRTTM”) programs, enterprise-paid mortgage insurance and certain lender risk-sharing programs.
(4)Includes estimated changes in benefits, as well as any realized amounts, from our freestanding credit enhancements.
(5)Consists of debt extinguishment gains and losses, expenses associated with legal claims, foreclosed property income (expense), gains and losses from partnership investments, housing trust fund expenses, loan subservicing costs, and servicer fees paid in connection with certain loss mitigation activities.
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

Fannie Mae Third Quarter 2023 Form 10-Q	8

MD&A | Consolidated Results of Operations
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
We recognize the effects of hedge accounting as a component of net interest income, as demonstrated in the table below. As of September 30, 2023, we had $3.6 billion in net cumulative fair value hedge basis adjustments, which will be amortized as net expenses over the remaining contractual life of the respective hedged items in the “Income (expense) from hedge accounting” line item in the table below. The substantial majority of these hedge basis adjustments relate to our funding debt. See “Fair Value Gains, Net” below and “Note 8, Derivative Instruments” in this report for more information about our hedge accounting program, as well as “Note 1, Summary of Significant Accounting Policies” in our 2022 Form 10-K.
The table below displays the components of our net interest income from our guaranty book of business, which we discuss in “Guaranty Book of Business,” and from our portfolios, as well as from hedge accounting.

Components of Net Interest Income
	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2023	2022	Variance	2023	2022	Variance
	(Dollars in millions)
Net interest income from guaranty book of business:
Base guaranty fee income(1)	$4,060	$4,116	$(56)	$12,077	$12,091	$(14)
Base guaranty fee income related to TCCA(2)	860	850	10	2,571	2,515	56
Net amortization income(3)	942	1,429	(487)	2,611	5,924	(3,313)
Total net interest income from guaranty book of business	5,862	6,395	(533)	17,259	20,530	(3,271)
Net interest income from portfolios(4)	1,596	794	802	4,554	1,747	2,807
Income (expense) from hedge accounting	(238)	(65)	(173)	(772)	54	(826)
Total net interest income	$7,220	$7,124	$96	$21,041	$22,331	$(1,290)

Income (expense) from hedge accounting included in net interest income:
Fair value gains (losses) on designated risk management derivatives in fair value hedges	$494	$(1,020)	$1,514	$341	$(2,548)	$2,889
Fair value gains (losses) on hedged mortgage loans held for investment and debt of Fannie Mae(5)	(368)	1,192	(1,560)	95	2,981	(2,886)
Contractual interest income (expense) accruals related to interest-rate swaps designated as hedging instruments	(155)	(101)	(54)	(624)	(64)	(560)
Discontinued hedge-related basis adjustment amortization	(209)	(136)	(73)	(584)	(315)	(269)
Total income (expense) from hedge accounting in net interest income	$(238)	$(65)	$(173)	$(772)	$54	$(826)

Fannie Mae Third Quarter 2023 Form 10-Q	9

MD&A | Consolidated Results of Operations
(1)Excludes revenues generated by the 10 basis point guaranty fee increase we implemented pursuant to the TCCA, the incremental revenue from which is remitted to Treasury and not retained by us.
(2)Represents revenues generated by the 10 basis point guaranty fee increase we implemented pursuant to the TCCA, the incremental revenue from which is remitted to Treasury and not retained by us.
(3)Net amortization income refers primarily to the net amortization of premiums and discounts on mortgage loans and debt of consolidated trusts. These cost basis adjustments represent the difference between the initial fair value and the carrying value of these instruments as well as upfront fees we receive at the time of loan acquisition. It does not include the amortization of cost basis adjustments resulting from hedge accounting, which is included in income (expense) from hedge accounting.
(4)Includes interest expense associated with our outstanding Connecticut Avenue Securities debt.
(5)Amounts are recorded as cost basis adjustments on the hedged loans or debt and amortized over the hedged item’s remaining contractual life beginning at the termination of the hedging relationship. See “Note 8, Derivative Instruments” for additional information on the effect of our fair value hedge accounting program and related disclosures.
Net interest income was relatively flat in the third quarter of 2023 compared with the third quarter of 2022. The primary offsetting drivers of net interest income were higher income from portfolios offset by lower net amortization income. Net interest income decreased in the first nine months of 2023 compared with the first nine months of 2022, primarily as a result of lower net amortization income partially offset by higher income from portfolios. More specifically, our net interest income was impacted in the periods by:
•Lower net amortization income. Throughout the third quarter and first nine months of 2023, we were in a higher interest-rate environment and observed significantly lower volumes of refinancing activity compared with the third quarter and first nine months of 2022, which drove fewer loan prepayments. As a result, we had lower amortization income in the third quarter and first nine months of 2023 compared with the third quarter and first nine months of 2022.
•Higher income from portfolios. Higher income from portfolios in the third quarter and first nine months of 2023 compared with the third quarter and first nine months of 2022 was primarily driven by higher interest rates in the first nine months of 2023 than in the first nine months of 2022 on securities in our other investments portfolio, primarily U.S. Treasuries and securities purchased under agreements to resell. This was partially offset by higher interest expense on funding debt, also as a result of higher interest rates. See “Liquidity and Capital Management—Liquidity Management—Other Investments Portfolio” for more information about our other investments portfolio.
As of September 28, 2023, the U.S. weekly average interest rate for a single-family 30-year fixed-rate mortgage was 7.31%, according to Freddie Mac’s Primary Mortgage Market Survey®. As of September 30, 2023, nearly 90% of our single-family conventional guaranty book of business had an interest rate below 5.50%, resulting in a low likelihood these loans would refinance at current rates. In addition, approximately 70% of our single-family conventional guaranty book of business as of September 30, 2023 had an interest rate below 4.00%. Accordingly, even if interest rates decline meaningfully from current levels, most of the borrowers whose loans are in our single-family conventional guaranty book of business still would not be incentivized to refinance.

Fannie Mae Third Quarter 2023 Form 10-Q	10

MD&A | Consolidated Results of Operations
Analysis of Net Interest Income
The following tables display an analysis of our net interest income, average balances and related yields earned on assets and incurred on liabilities. For most components of the average balances, we use a daily weighted average of unpaid principal balance net of unamortized cost basis adjustments. When daily average balance information is not available, such as for mortgage loans, we use monthly averages.

Analysis of Net Interest Income and Yield(1)
	For the Three Months Ended September 30,
	2023			2022
	Average Balance	Interest Income/ (Expense)	Average Rates Earned/Paid	Average Balance	Interest Income/ (Expense)	Average Rates Earned/Paid
	(Dollars in millions)
Interest-earning assets:
Mortgage loans of Fannie Mae	$51,802	$615	4.75%	$58,290	$628	4.31%
Mortgage loans of consolidated trusts	4,086,890	33,096	3.24	4,048,625	29,486	2.91
Total mortgage loans(2)	4,138,692	33,711	3.26	4,106,915	30,114	2.93
Investments in securities(3)	111,192	1,075	3.87	108,621	525	1.93
Securities purchased under agreements to resell	41,570	563	5.42	30,829	171	2.22
Advances to lenders	3,973	66	6.64	4,935	40	3.24
Total interest-earning assets	$4,295,427	$35,415	3.30%	$4,251,300	$30,850	2.90%
Interest-bearing liabilities:
Short-term funding debt	$15,388	$(201)	5.22%	$3,695	$(17)	1.84%
Long-term funding debt	111,351	(942)	3.38	122,571	(635)	2.07
CAS debt	3,702	(100)	10.80	7,221	(126)	6.98
Total debt of Fannie Mae	130,441	(1,243)	3.81	133,487	(778)	2.33
Debt securities of consolidated trusts held by third parties	4,087,136	(26,952)	2.64	4,055,958	(22,948)	2.26
Total interest-bearing liabilities	$4,217,577	$(28,195)	2.67%	$4,189,445	$(23,726)	2.27%
Net interest income/net interest yield		$7,220	0.67%		$7,124	0.67%

Fannie Mae Third Quarter 2023 Form 10-Q	11

MD&A | Consolidated Results of Operations

	For the Nine Months Ended September 30,
	2023			2022
	Average Balance	Interest Income/ (Expense)	Average Rates Earned/Paid	Average Balance	Interest Income/ (Expense)	Average Rates Earned/Paid
	(Dollars in millions)
Interest-earning assets:
Mortgage loans of Fannie Mae	$52,179	$1,833	4.68%	$62,460	$2,202	4.70%
Mortgage loans of consolidated trusts	4,078,981	96,670	3.16	4,004,225	84,136	2.80
Total mortgage loans(2)	4,131,160	98,503	3.18	4,066,685	86,338	2.83
Investments in securities(3)	114,964	3,157	3.62	134,028	1,009	0.99
Securities purchased under agreements to resell	39,834	1,505	4.98	22,495	205	1.20
Advances to lenders	3,379	160	6.24	5,800	93	2.11
Total interest-earning assets	$4,289,337	$103,325	3.21%	$4,229,008	$87,645	2.76%
Interest-bearing liabilities:
Short-term funding debt	$13,628	$(503)	4.87%	$3,909	$(23)	0.78%
Long-term funding debt	116,433	(2,686)	3.08	146,165	(1,724)	1.57
CAS debt	4,381	(332)	10.10	9,358	(373)	5.31
Total debt of Fannie Mae	134,442	(3,521)	3.49	159,432	(2,120)	1.77
Debt securities of consolidated trusts held by third parties	4,081,140	(78,763)	2.57	4,016,013	(63,194)	2.10
Total interest-bearing liabilities	$4,215,582	$(82,284)	2.60%	$4,175,445	$(65,314)	2.09%
Net interest income/net interest yield		$21,041	0.65%		$22,331	0.70%
(1)    Includes the effects of discounts, premiums and other cost basis adjustments.
(2)    Average balance includes mortgage loans on nonaccrual status. Interest income includes loan fee revenue of $722 million and $2.1 billion, respectively, for the third quarter of 2023 and first nine months of 2023, compared with $1.1 billion and $4.4 billion, respectively, for the third quarter of 2022 and first nine months of 2022. Loan fees primarily consist of yield maintenance revenue we recognized on the prepayment of multifamily mortgage loans and the amortization of upfront cash fees exchanged when we acquire the loan.
(3)    Consists of cash, cash equivalents, U.S. Treasury securities and mortgage-related securities.
Deferred Amortization Income
We initially recognize mortgage loans and debt of consolidated trusts in our condensed consolidated balance sheets at fair value. The difference between the initial fair value and the carrying value of these instruments is recorded as a cost basis adjustment, either as a premium or a discount, in our condensed consolidated balance sheets. We amortize these cost basis adjustments over the contractual lives of the loans or debt. Although we are in a net premium position for both mortgage loans and debt of consolidated trusts, we have a greater amount of premiums with respect to debt of consolidated trusts, which represents deferred income we will recognize in our condensed consolidated statements of operations and comprehensive income as amortization income in future periods.
Deferred Amortization Income Represented by Net Premium Position
on Debt of Consolidated Trusts
(Dollars in billions)

Fannie Mae Third Quarter 2023 Form 10-Q	12

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
The table below displays the components of our fair value gains and losses.

Fair Value Gains, Net
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in millions)
Risk management derivatives fair value gains (losses) attributable to:
Net contractual interest expense on interest-rate swaps	$(348)	$(164)	$(1,123)	$(166)
Net change in fair value during the period	852	(433)	1,544	(2,135)
Impact of hedge accounting(1)	(339)	1,121	283	2,612
Risk management derivatives fair value gains, net	165	524	704	311
Mortgage commitment derivatives fair value gains, net	591	517	675	2,933
Credit enhancement derivatives fair value gains (losses), net	47	(32)	61	(83)
Total derivatives fair value gains, net	803	1,009	1,440	3,161
Trading securities losses, net	(318)	(1,319)	(295)	(3,754)
Long-term debt fair value gains, net	406	787	356	2,424
Other, net(2)	(96)	(185)	(98)	(530)
Fair value gains, net	$795	$292	$1,403	$1,301
(1)The “Impact of hedge accounting” reflected in this table shows the net gain or loss from swaps in hedging relationships plus any accrued interest during the applicable periods.
(2)Consists primarily of fair value gains and losses on mortgage loans held at fair value.
Fair value gains, net in the third quarter and first nine months of 2023 were primarily driven by gains on mortgage commitment derivatives, risk management derivatives, and long-term debt of consolidated trusts held at fair value, primarily due to rising interest rates.
These gains were partially offset by the impact of declining prices of fixed-rate trading securities, primarily driven by rising interest rates.
Fair value gains, net in the third quarter and first nine months of 2022 were primarily driven by:
•increases in the fair value of mortgage commitment derivatives due to gains on commitments to sell mortgage-related securities as prices decreased during the commitment period due to rising interest rates and widening of the secondary spread, which is the spread between the 30-year MBS current coupon yield and the 10-year U.S. Treasury rate; and
•gains associated with decreases in the fair value of long-term debt of consolidated trusts held at fair value, also due to rising interest rates and widening of the secondary spread.
These gains were partially offset by fair value losses in the third quarter and first nine months of 2022 on trading securities, primarily driven by increases in U.S. Treasury yields, which resulted in losses on fixed-rate securities held in our other investments portfolio.

Fannie Mae Third Quarter 2023 Form 10-Q	13

MD&A | Consolidated Results of Operations
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

Impact of Hedge Accounting on Fair Value Gains (Losses), Net
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in millions)
Net contractual interest expense accruals related to interest-rate swaps designated as hedging instruments recognized in net interest income	$(155)	$(101)	$(624)	$(64)
Fair value gains (losses) on derivatives designated as hedging instruments recognized in net interest income	494	(1,020)	341	(2,548)
Fair value gains (losses), net recognized in net interest income (expense) from hedge accounting	$339	$(1,121)	$(283)	$(2,612)
Interest expense accruals and fair value gains in the third quarter and first nine months of 2023 were primarily affected by changes in the composition of financial instruments in our fair value portfolio and rising interest rates. For additional information on our hedge accounting program, see “Risk Management—Market Risk Management, including Interest-Rate Risk Management—Earnings Exposure to Interest-Rate Risk” in our 2022 Form 10-K and in this report and “Note 8, Derivative Instruments” in this report. For additional discussion of our fair value hedge accounting policy, see “Note 1, Summary of Significant Accounting Policies” in our 2022 Form 10-K.
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
Our benefit or provision for credit losses and our related loss reserves can also be impacted by updates to the models, assumptions and data used in determining our allowance for loan losses. Although we believe the estimates underlying our allowance as of September 30, 2023 are reasonable, they are subject to uncertainty. Changes in future economic conditions and loan performance from our current expectations may result in volatility in our allowance for loan losses and, as a result, our benefit or provision for credit losses. See “Critical Accounting Estimates” for additional information about how our estimate of credit losses is subject to uncertainty.

Fannie Mae Third Quarter 2023 Form 10-Q	14

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

Components of Benefit (Provision) for Credit Losses and Change in Expected Credit Enhancement Recoveries
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in millions)
Single-family benefit (provision) for credit losses:
Changes in loan activity(1)	$(335)	$(373)	$(1,075)	$(964)
Redesignation of loans from HFI to HFS	(591)	(116)	(591)	(120)
Actual and forecasted home prices	1,901	(1,732)	4,005	(1,194)
Actual and projected interest rates	(260)	(225)	(284)	(1,116)
Release of economic concessions(2)	16	155	60	758
Other(3)	5	(70)	86	(201)
Single-family benefit (provision) for credit losses	736	(2,361)	2,201	(2,837)
Multifamily benefit (provision) for credit losses:
Changes in loan activity(1)	(103)	(65)	(187)	(54)
Actual and projected interest rates	(242)	(97)	(234)	(258)
Actual and projected economic data(4)	234	(3)	(69)	85
Other(3)	27	(10)	75	70
Multifamily benefit (provision) for credit losses	(84)	(175)	(415)	(157)
Total benefit (provision) for credit losses(5)	$652	$(2,536)	$1,786	$(2,994)

Change in expected credit enhancement recoveries for active loans:
Single-family	$(170)	$245	$(298)	$271
Multifamily	41	45	122	32
Change in expected credit enhancement recoveries for active loans	$(129)	$290	$(176)	$303
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
(2)Represents the benefit from the release of economic concessions related to loans previously designated as troubled debt restructurings (“TDRs”) that received loss mitigation arrangements during the period.
(3)Includes provision for allowance on accrued interest receivable. For single-family, also includes any benefit or provision for our guaranty loss reserves that are not separately included in the other components.
(4)Primarily consists of changes attributed to projected property net operating income, actual and projected property values, and labor market forecasts.
(5)For purposes of this attribution table, credit losses on AFS securities are excluded.

Fannie Mae Third Quarter 2023 Form 10-Q	15

MD&A | Consolidated Results of Operations
Single-Family Benefit (Provision) for Credit Losses
Our single-family benefit for credit losses in the third quarter and first nine months of 2023 was primarily driven by a benefit from actual and forecasted home price growth, partially offset by a provision relating to the redesignation of loans from HFI to HFS and a provision from changes in loan activity, as described below:
•Benefit from actual and forecasted home price growth. During the third quarter and first nine months of 2023, we observed stronger than expected actual and forecasted home price appreciation. Higher home prices decrease the likelihood that loans will default and reduce the amount of losses on loans that do default, which impacts our estimate of losses and ultimately reduces our loss reserves and provision for credit losses. See “Key Market Economic Indicators” for additional information about how home prices affect our credit loss estimates, including a discussion of home price growth and declines, and our home price forecast. Also see “Critical Accounting Estimates” for more information about our home price forecast.
•Provision from redesignation of loans from HFI to HFS. We redesignated certain nonperforming and reperforming single-family loans from HFI to HFS, as we no longer intended to hold them for the foreseeable future or to maturity. Upon redesignation of these loans, we recorded the loans at the lower of cost or fair value with a write-off against the allowance for loan losses. During the third quarter of 2023, we redesignated loans with an amortized cost of $3.1 billion with an associated write-off against the allowance for loan losses of $638 million. Interest rates on the redesignated loans were below current market interest rates, and as a result, we recorded additional provision for credit losses to the extent that the carrying value of the loans exceeded their fair value at the time of redesignation.
•Provision from changes in loan activity, which includes provision on newly acquired loans. The portion of our single-family acquisitions consisting of purchase loans increased in the third quarter and first nine months of 2023 compared with the third quarter and first nine months of 2022. As our acquisitions consisted of a greater percentage of purchase loans, which generally have higher origination loan to value (“LTV”) ratios than refinance loans, the credit profile of our acquisitions weakened. This factor drove a higher estimated risk of default and loss severity in the allowance and therefore a higher credit loss provision for those loans at the time of acquisition. See “Single-Family Business—Single-Family Mortgage Credit Risk Management” for more information on our single-family loan acquisitions in the third quarter and first nine months of 2023.
Our single-family provision for credit losses in the third quarter of 2022 was primarily driven by a provision from actual and forecasted home prices. Actual home prices declined slightly on a national basis in the third quarter of 2022. In addition, our home price forecast worsened compared with the second quarter of 2022. While our second quarter 2022 home price forecast estimated home price growth in the second half of 2022 and in 2023, our third quarter 2022 home price forecast estimated additional home price declines in the fourth quarter of 2022 and throughout 2023.
The largest drivers of our single-family provision for credit losses in the first nine months of 2022 were:
•Provision from actual and forecasted home prices. The provision from actual and forecasted home prices in the third quarter of 2022 discussed above was the largest driver of our single-family provision for credit losses in the first nine months of 2022. The impact of this home-price related provision in the third quarter of 2022 was partially offset by a benefit from actual and expected home price growth in each of the first and second quarters of 2022. During the first half of 2022, our forecasted home prices were positive for the second half of 2022 through 2023. In addition, we observed strong actual home price growth through the second quarter of 2022.
•Provision from higher actual and projected interest rates as of September 30, 2022 compared with December 31, 2021. As mortgage rates increased, we expected a decrease in future prepayments on single-family loans, including modified loans accounted for as troubled debt restructurings. Lower expected prepayments extended the expected lives of these TDR loans, which increased the expected impairment relating to economic concessions provided on them, resulting in a provision for credit losses.
•Provision from changes in loan activity, which includes provision on newly acquired loans. Throughout the first nine months of 2022, refinance loan volumes continued to decline and purchase loans increased as a percentage of acquisitions compared to the first nine months of 2021. In addition, in the third quarter of 2022, our credit loss provision also increased as our more negative home price forecast impacted our estimate of losses on newly acquired loans.

Fannie Mae Third Quarter 2023 Form 10-Q	16

MD&A | Consolidated Results of Operations
Multifamily Benefit (Provision) for Credit Losses
The largest driver of our multifamily provision for credit losses in the third quarter of 2023 was a provision for actual and projected interest rates. Rising interest rates increase the likelihood that loans with balloon balances due at maturity will be unable to refinance, due to higher refinancing rates. In addition, rising interest rates increase costs for loans with adjustable-rates, which increases the expected impairment and the provision for credit losses on these loans.
The impact of this factor was offset by a benefit from actual and projected economic data in the third quarter of 2023. The benefit from actual and projected economic data was primarily driven by the impact of a change in our long-term economic forecast assumptions, which was partially offset by continued declines in multifamily property values.
Our multifamily provision for credit losses in the first nine months of 2023 was primarily driven by actual and projected interest rates as described above.
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
Other Expenses, Net
Other expenses, net consists of debt extinguishment gains and losses, expenses associated with legal claims, foreclosed property income (expense), gains and losses from partnership investments, housing trust fund expenses, loan subservicing costs, and servicer fees paid in connection with certain loss mitigation activities. During the third quarter of 2023, we recognized $491 million of expense attributable to a jury verdict and an award of prejudgment interest for Fannie Mae preferred shareholders in two cases consolidated for trial in the U.S. District Court for the District of Columbia. For additional information, see “Note 13, Commitments and Contingencies—Senior Preferred Stock Purchase Agreements Litigation.”

Fannie Mae Third Quarter 2023 Form 10-Q	17

MD&A | Consolidated Balance Sheet Analysis
Consolidated Balance Sheet Analysis

This section discusses our condensed consolidated balance sheets and should be read together with our condensed consolidated financial statements and the accompanying notes.

Summary of Condensed Consolidated Balance Sheets
	As of
	September 30, 2023	December 31, 2022	Variance
	(Dollars in millions)
Assets
Cash and cash equivalents and securities purchased under agreements to resell	$71,454	$72,552	$(1,098)
Restricted cash and cash equivalents	33,195	29,854	3,341
Investments in securities, at fair value	51,872	50,825	1,047
Mortgage loans:
Of Fannie Mae	52,339	54,085	(1,746)
Of consolidated trusts	4,090,220	4,071,698	18,522
Allowance for loan losses	(8,671)	(11,347)	2,676
Mortgage loans, net of allowance for loan losses	4,133,888	4,114,436	19,452
Deferred tax assets, net	11,885	12,911	(1,026)
Other assets	27,086	24,710	2,376
Total assets	$4,329,380	$4,305,288	$24,092
Liabilities and equity
Debt:
Of Fannie Mae	$125,652	$134,168	$(8,516)
Of consolidated trusts	4,106,110	4,087,720	18,390
Other liabilities	23,893	23,123	770
Total liabilities	4,255,655	4,245,011	10,644
Fannie Mae stockholders’ equity:
Senior preferred stock	120,836	120,836	—
Other net deficit	(47,111)	(60,559)	13,448
Total equity	73,725	60,277	13,448
Total liabilities and equity	$4,329,380	$4,305,288	$24,092
Cash and Cash Equivalents and Securities Purchased Under Agreements to Resell
Cash and cash equivalents and securities purchased under agreements to resell decreased from December 31, 2022 to September 30, 2023, primarily driven by redemption of corporate debt outpacing issuances, partially offset by proceeds from the sale of securities and loans, and the continued accumulation of earnings retained from our operations. For further discussion, see “Liquidity and Capital Management—Liquidity Management.”
Mortgage Loans, Net of Allowance
The mortgage loans reported in our condensed consolidated balance sheets are classified as either HFS or HFI and include loans owned by Fannie Mae and loans held in consolidated trusts.
Mortgage loans, net of allowance for loan losses modestly increased from December 31, 2022 to September 30, 2023, driven primarily by loan acquisitions outpacing liquidations and sales during the first nine months of 2023, as well as a decline in our allowance for loan losses.
For additional information on our mortgage loans, see “Note 3, Mortgage Loans,” and for additional information on changes in our allowance for loan losses, see “Note 4, Allowance for Loan Losses.”
Debt
The decrease in debt of Fannie Mae from December 31, 2022 to September 30, 2023 was due to redemptions outpacing new issuances. The increase in debt of consolidated trusts from December 31, 2022 to September 30, 2023

Fannie Mae Third Quarter 2023 Form 10-Q	18

MD&A | Consolidated Balance Sheet Analysis
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
Stockholders’ Equity
Our stockholders’ equity (also referred to as our net worth) increased to $73.7 billion as of September 30, 2023, compared with $60.3 billion as of December 31, 2022, due to the $13.4 billion in comprehensive income recognized during the first nine months of 2023.
The aggregate liquidation preference of the senior preferred stock increased to $190.5 billion as of September 30, 2023 from $185.5 billion as of June 30, 2023, due to the $5.0 billion increase in our net worth in the second quarter of 2023. The aggregate liquidation preference of the senior preferred stock will further increase to $195.2 billion as of December 31, 2023 due to the $4.7 billion increase in our net worth in the third quarter of 2023. For more information about how this liquidation preference is determined, see “Business—Conservatorship and Treasury Agreements—Treasury Agreements—Senior Preferred Stock” in our 2022 Form 10-K and “Liquidity and Capital Management—Capital Management—Capital Activity” in this report.
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
•Other represents assets that were previously purchased for investment purposes.
Retained Mortgage Portfolio
(Dollars in billions)

Fannie Mae Third Quarter 2023 Form 10-Q	19

MD&A | Retained Mortgage Portfolio
The table below displays the components of our retained mortgage portfolio, measured by unpaid principal balance. Based on the nature of the asset, these balances are included in either “Investments in securities, at fair value” or “Mortgage loans, net of allowance for loan losses” in our “Summary of Condensed Consolidated Balance Sheets” table above.

Retained Mortgage Portfolio
	As of
	September 30, 2023	December 31, 2022
	(Dollars in millions)
Lender liquidity:
Agency securities(1)	$17,931	$16,410
Mortgage loans	9,658	7,329
Total lender liquidity	27,589	23,739
Loss mitigation mortgage loans(2)	37,656	38,458
Other:
Reverse mortgage loans(3)	4,113	6,565
Mortgage loans(4)	3,156	3,365
Reverse mortgage securities(5)	2,803	4,811
Other securities(6)	645	804
Total other	10,717	15,545
Total retained mortgage portfolio	$75,962	$77,742

Retained mortgage portfolio by segment:
Single-family mortgage loans and mortgage-related securities	$69,531	$73,769
Multifamily mortgage loans and mortgage-related securities	$6,431	$3,973
(1)Consists of Fannie Mae, Freddie Mac and Ginnie Mae mortgage-related securities, including Freddie Mac securities guaranteed by Fannie Mae. Excludes Fannie Mae and Ginnie Mae reverse mortgage securities and Fannie Mae-wrapped private-label securities.
(2)Includes single-family loans on nonaccrual status of $7.3 billion and $7.1 billion as of September 30, 2023 and December 31, 2022, respectively. Also includes multifamily loans on nonaccrual status of $1.6 billion and $243 million as of September 30, 2023 and December 31, 2022, respectively.
(3)We stopped acquiring newly originated reverse mortgage loans in 2010.
(4)    Consists primarily of whole loan Real Estate Mortgage Investment Conduit securities (“REMICs”), second liens, interest-only loans and government loans, which are mortgage loans guaranteed or insured, in whole or in part, by the U.S. government.
(5)    Consists of Fannie Mae and Ginnie Mae reverse mortgage securities.
(6)    Consists of private-label and other securities, Fannie Mae-wrapped private-label securities and mortgage revenue bonds.
The amount of mortgage assets that we may own is capped at $225 billion under the terms of our senior preferred stock purchase agreement with Treasury. In addition, we are currently required to cap our mortgage assets at $202.5 billion per instructions from FHFA. See “Business—Conservatorship and Treasury Agreements” in our 2022 Form 10-K for additional information on our mortgage assets cap.
We include 10% of the notional value of the interest-only securities we hold in calculating the size of the retained portfolio for the purpose of determining compliance with the senior preferred stock purchase agreement retained portfolio limits and associated FHFA guidance. As of September 30, 2023, 10% of the notional value of our interest-only securities was $1.6 billion, which is not included in the table above.
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
In support of our loss mitigation strategies, we purchased $6.9 billion of loans from our single-family MBS trusts in the first nine months of 2023, the substantial majority of which were delinquent, compared with $14.2 billion of loans purchased from single-family MBS trusts in the first nine months of 2022. The amount of loans we bought out of trusts decreased in the first nine months of 2023 relative to the same period in the prior year as loans exiting COVID-19-related forbearance drove a higher number of loan modifications in 2022.

Fannie Mae Third Quarter 2023 Form 10-Q	20

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
The table below displays the composition of our guaranty book of business based on unpaid principal balance.

Composition of Fannie Mae Guaranty Book of Business
	As of
	September 30, 2023			December 31, 2022
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Conventional guaranty book of business(1)	$3,652,217	$466,227	$4,118,444	$3,646,981	$442,067	$4,089,048
Government guaranty book of business(2)	8,688	543	9,231	12,450	572	13,022
Guaranty book of business	3,660,905	466,770	4,127,675	3,659,431	442,639	4,102,070
Freddie Mac securities guaranteed by Fannie Mae(3)	219,306	—	219,306	234,023	—	234,023
Total Fannie Mae guarantees	$3,880,211	$466,770	$4,346,981	$3,893,454	$442,639	$4,336,093
(1)Refers to mortgage loans and mortgage-related securities that are not guaranteed or insured, in whole or in part, by the U.S. government.
(2)Refers to mortgage loans and mortgage-related securities guaranteed or insured, in whole or in part, by the U.S. government.
(3)Consists of off-balance sheet arrangements of approximately (i) $182.6 billion and $193.9 billion in unpaid principal balance of Freddie Mac-issued UMBS backing Fannie Mae-issued Supers as of September 30, 2023 and December 31, 2022, respectively; and (ii) $36.7 billion and $40.1 billion in unpaid principal balance of Freddie Mac securities backing Fannie Mae-issued REMICs as of September 30, 2023 and December 31, 2022, respectively. See “Liquidity and Capital Management—Liquidity Management—Off-Balance Sheet

Fannie Mae Third Quarter 2023 Form 10-Q	21

MD&A | Guaranty Book of Business
Arrangements” for more information regarding our maximum exposure to loss on consolidated Fannie Mae MBS and Freddie Mac securities.
The Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended, including by the Housing and Economic Recovery Act of 2008 (together, the “GSE Act”) requires us to set aside each year an amount equal to 4.2 basis points of the unpaid principal balance of our new business purchases and to pay this amount to specified U.S. Department of Housing and Urban Development (“HUD”) and Treasury funds in support of affordable housing. In March 2023, we paid $287 million to the funds based on our new business purchases in 2022. For the first nine months of 2023, we recognized an expense of $121 million related to this obligation based on $287.8 billion in new business purchases during the period. We expect to pay this amount to the funds in 2024, plus additional amounts to be accrued based on our new business purchases in the fourth quarter of 2023. See “Business—Legislation and Regulation—GSE-Focused Matters—Affordable Housing Allocations” in our 2022 Form 10-K for more information regarding this obligation.
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
The chart below displays net revenues and net income for each of our business segments for the first nine months of 2023 compared with the first nine months of 2022. Net revenues consist of net interest income and fee and other income.
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
Single-Family Mortgage Market
Housing activity decreased in the third quarter of 2023 compared with the second quarter of 2023. Total existing home sales averaged 4.02 million units annualized in the third quarter of 2023, compared with 4.25 million units in the second quarter of 2023, according to data from the National Association of REALTORS®. According to the U.S. Census Bureau, new single-family home sales averaged an annualized rate of approximately 724,000 units in the third quarter of 2023, compared with approximately 691,000 units in the second quarter of 2023.
The 30-year fixed mortgage rate was 7.31% as of September 28, 2023, compared with 6.71% as of June 29, 2023, and averaged 7.04% in the third quarter of 2023, compared with 6.51% in the second quarter of 2023, according to Freddie Mac’s Primary Mortgage Market Survey®.

Fannie Mae Third Quarter 2023 Form 10-Q	22

MD&A | Single-Family Business | Single-Family Mortgage Market
Single-family mortgage market originations declined from an estimated $544 billion in the third quarter of 2022 to an estimated $400 billion in the third quarter of 2023. According to the October forecast from our Economic and Strategic Research Group, total originations in the U.S. single-family mortgage market in 2023 are forecasted to decrease from 2022 levels by approximately 34%, from an estimated $2.37 trillion in 2022 to $1.56 trillion in 2023, and the amount of refinance originations in the U.S. single-family mortgage market will decrease from an estimated $730 billion in 2022 to $250 billion in 2023. Our Economic and Strategic Research Group’s October forecast is based on data available as of October 10, 2023. See “Key Market Economic Indicators” for additional discussion of how housing activity can affect our financial results and the uncertainties that may affect our forecasts and expectations.
Single-Family Mortgage-Related Securities Issuances Share
Our single-family Fannie Mae MBS issuances were $87.6 billion for the third quarter of 2023, compared with $125.8 billion for the third quarter of 2022. This decrease was primarily driven by lower volumes of refinance and purchase lending in the third quarter of 2023 due to higher mortgage rates. Based on the latest data available, the chart below displays our estimated share of single-family mortgage-related securities issuances in the third quarter of 2023 as compared with that of our primary competitors for the issuance of single-family mortgage-related securities.
Single-Family Mortgage-Related Securities Issuances Share
Third Quarter 2023
We estimate our share of single-family mortgage-related securities issuances was 32% in the second quarter of 2023 and in the third quarter of 2022.
Presentation of Our Single-Family Conventional Guaranty Book of Business
For purposes of the information reported in this “Single-Family Business” section, we measure the single-family conventional guaranty book of business using the unpaid principal balance of our mortgage loans underlying Fannie Mae MBS outstanding. By contrast, the single-family conventional guaranty book of business presented in the “Composition of Fannie Mae Guaranty Book of Business” table in the “Guaranty Book of Business” section is based on the unpaid principal balance of the Fannie Mae MBS outstanding, rather than the unpaid principal balance of the underlying mortgage loans. These amounts differ primarily as a result of payments we receive on underlying loans that have not yet been remitted to the MBS holders or instances where we have advanced missed borrower payments on mortgage loans to make required distributions to related MBS holders. As measured for purposes of the information reported below, our single-family conventional guaranty book of business was $3,639.4 billion as of September 30, 2023 and $3,635.2 billion as of December 31, 2022.
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

Fannie Mae Third Quarter 2023 Form 10-Q	23

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
Our single-family conventional loan acquisition volumes remained near historically low levels in the third quarter of 2023. This was primarily driven by historically low refinance volumes due to continued higher interest rates in the third quarter of 2023, as few borrowers could benefit from refinancing. In addition, housing affordability constraints and limited supply continued to put downward pressure on the volume of purchase loans we acquired.
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
Our average charged guaranty fee on newly acquired conventional single-family loans, net of TCCA fees, increased in the third quarter of 2023 compared with the third quarter of 2022, primarily as a result of higher base guaranty fees charged on new acquisitions.
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

Fannie Mae Third Quarter 2023 Form 10-Q	24

MD&A | Single-Family Business | Single-Family Business Metrics
information on the recent price changes on our single-family loan acquisitions. See “MD&A—Legislation and Regulation” in our Second Quarter 2023 Form 10-Q for a description of potential future single-family loan price changes that may result from recent bills introduced in Congress and FHFA’s request for input on Fannie Mae and Freddie Mac’s single-family pricing framework.
Single-Family Business Financial Results
This section provides a discussion of the primary components of net income for our Single-Family business. This information complements the discussion of financial results in “Consolidated Results of Operations.”

Single-Family Business Financial Results(1)
	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2023	2022	Variance	2023	2022	Variance
	(Dollars in millions)
Net interest income(2)	$6,074	$5,918	$156	$17,663	$18,746	$(1,083)
Fee and other income	56	83	(27)	156	204	(48)
Net revenues	6,130	6,001	129	17,819	18,950	(1,131)
Investment gains (losses), net	9	(178)	187	(35)	(271)	236
Fair value gains, net	742	309	433	1,368	1,379	(11)
Administrative expenses	(745)	(730)	(15)	(2,183)	(2,084)	(99)
Benefit (provision) for credit losses	736	(2,361)	3,097	2,201	(2,837)	5,038
TCCA fees(2)	(860)	(850)	(10)	(2,571)	(2,515)	(56)
Credit enhancement expense	(335)	(298)	(37)	(949)	(778)	(171)
Change in expected credit enhancement recoveries(3)	(170)	245	(415)	(298)	271	(569)
Other expenses, net(4)	(411)	(165)	(246)	(730)	(553)	(177)
Income before federal income taxes	5,096	1,973	3,123	14,622	11,562	3,060
Provision for federal income taxes	(1,071)	(276)	(795)	(3,071)	(2,270)	(801)
Net income	$4,025	$1,697	$2,328	$11,551	$9,292	$2,259
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
(4)Consists of debt extinguishment gains and losses, expenses associated with legal claims, foreclosed property income (expense), gains and losses from partnership investments, housing trust fund expenses, loan subservicing costs, and servicer fees paid in connection with certain loss mitigation activities.
Net Interest Income
The slight increase in single-family net interest income in the third quarter of 2023 compared with the third quarter of 2022 was primarily the result of higher income from portfolios partially offset by lower net amortization income.
The decrease in single-family net interest income for the first nine months of 2023 compared with the first nine months of 2022 was primarily as a result of lower net amortization income partially offset by higher income from portfolios.
The drivers of net interest income for the Single-Family segment are consistent with the drivers of net interest income in our condensed consolidated statements of operations and comprehensive income. See “Consolidated Results of Operations—Net Interest Income” for more information on the factors that impact our single-family net interest income.
Fair Value Gains, Net
Fair value gains, net in the third quarter and first nine months of 2023 were primarily driven by gains on mortgage commitment derivatives, risk management derivatives, and long-term debt of consolidated trusts held at fair value, primarily due to rising interest rates. These gains were partially offset by the impact of declining prices of fixed-rate trading securities, primarily driven by rising interest rates.
Fair value gains, net in the third quarter and first nine months of 2022 were primarily driven by gains as a result of increases in the fair value of mortgage commitment derivatives and gains associated with decreases in the fair value of

Fannie Mae Third Quarter 2023 Form 10-Q	25

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
Benefit (Provision) for Credit Losses
Our single-family benefit for credit losses in the third quarter and first nine months of 2023 was primarily driven by actual and forecasted home price growth, partially offset by the redesignation of loans from HFI to HFS and a provision from changes in loan activity.
Our single-family provision for credit losses in the third quarter of 2022 was driven primarily by decreases in actual and forecasted home prices. Our single-family provision for credit losses in the first nine months of 2022 was primarily driven by decreases in actual and forecasted home prices in the third quarter of 2022, higher actual and projected interest rates, and provision relating to newly acquired loans. These factors were partially offset by the benefit from actual and forecasted home price growth in the first and second quarters of 2022.
See “Consolidated Results of Operations—Benefit (Provision) for Credit Losses” for more information on the primary factors that contributed to our single-family benefit or provision for credit losses.
Other Expenses, Net
During the third quarter of 2023, other expenses, net includes litigation expense attributable to a jury verdict and an award of prejudgment interest for Fannie Mae preferred shareholders, of which $437 million was allocated to the single-family business segment. For additional information, see “Note 13, Commitments and Contingencies—Senior Preferred Stock Purchase Agreements Litigation.”
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

Fannie Mae Third Quarter 2023 Form 10-Q	26

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management

Key Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business(1)
	Percent of Single-Family Conventional Business Volume at Acquisition(2)				Percent of Single-Family Conventional Guaranty Book of Business(3) As of
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022	September 30, 2023	December 31, 2022
Original loan-to-value (“LTV”) ratio:(4)
<= 60%	16%	17%	16%	23%	25%	26%
60.01% to 70%	10	11	10	14	15	15
70.01% to 80%	34	34	33	33	33	33
80.01% to 90%	16	14	16	11	11	10
90.01% to 95%	17	18	19	14	11	11
95.01% to 100%	7	6	6	5	4	4
Greater than 100%	—	—	—	—	1	1
Total	100%	100%	100%	100%	100%	100%
Weighted average	78%	78%	78%	74%	73%	72%
Average loan amount	$331,073	$306,126	$321,385	$301,161	$207,661	$206,049
Loan count (in thousands)	269	384	765	1,758	17,525	17,643
Estimated mark-to-market LTV ratio:(5)
<= 60%					68%	66%
60.01% to 70%					14	16
70.01% to 80%					10	10
80.01% to 90%					5	5
90.01% to 100%					3	3
Greater than 100%					*	*
Total					100%	100%
Weighted average					51%	52%
FICO credit score at origination:(6)
< 620	* %	* %	* %	* %	* %	1%
620 to < 660	2	4	3	4	4	4
660 to < 680	3	4	3	4	4	4
680 to < 700	5	8	5	8	6	6
700 to < 740	19	23	20	22	20	19
>= 740	71	61	69	62	66	66
Total	100%	100%	100%	100%	100%	100%
Weighted average	757	746	755	747	753	752
Debt-to-income (“DTI”) ratio at origination:(7)
<= 43%	65%	65%	65%	69%	75%	75%
43.01% to 45%	10	10	10	10	9	9
Greater than 45%	25	25	25	21	16	16
Total	100%	100%	100%	100%	100%	100%
Weighted average	38%	38%	38%	37%	35%	35%

Fannie Mae Third Quarter 2023 Form 10-Q	27

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management

	Percent of Single-Family Conventional Business Volume at Acquisition(2)				Percent of Single-Family Conventional Guaranty Book of Business(3) As of
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022	September 30, 2023	December 31, 2022
Product type:
Fixed-rate:(8)
Long-term	97%	93%	96%	89%	87%	86%
Intermediate-term	2	5	3	10	12	13
Total fixed-rate	99	98	99	99	99	99
Adjustable-rate	1	2	1	1	1	1
Total	100%	100%	100%	100%	100%	100%
Number of property units:
1 unit	98%	98%	98%	98%	98%	98%
2-4 units	2	2	2	2	2	2
Total	100%	100%	100%	100%	100%	100%
Property type:
Single-family homes	91%	91%	91%	91%	91%	91%
Condo/Co-op	9	9	9	9	9	9
Total	100%	100%	100%	100%	100%	100%
Occupancy type:
Primary residence	93%	91%	92%	91%	91%	91%
Second/vacation home	2	2	2	3	3	3
Investor	5	7	6	6	6	6
Total	100%	100%	100%	100%	100%	100%
Loan purpose:
Purchase	88%	79%	86%	58%	43%	40%
Cash-out refinance	8	17	10	27	21	22
Other refinance	4	4	4	15	36	38
Total	100%	100%	100%	100%	100%	100%
Geographic concentration:(9)
Midwest	15%	14%	14%	12%	14%	14%
Northeast	14	13	13	13	16	16
Southeast	27	27	28	26	23	23
Southwest	23	24	24	23	19	19
West	21	22	21	26	28	28
Total	100%	100%	100%	100%	100%	100%
Origination year:
2017 and prior					20%	22%
2018					2	2
2019					4	5
2020					24	25
2021					30	32
2022					14	14
2023					6	—
Total					100%	100%
*    Represents less than 0.5% of single-family conventional business volume or guaranty book of business.

Fannie Mae Third Quarter 2023 Form 10-Q	28

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
Characteristics of our New Single-Family Loan Acquisitions
Refinancing activity was lower in the third quarter of 2023 compared with the third quarter of 2022 as the sharp rise in interest rates over the last year resulted in fewer borrowers who could benefit from refinancing. Accordingly, the share of our single-family loan acquisitions consisting of refinance loans (versus home purchase loans) decreased to 12% in the third quarter of 2023 compared with 21% in the third quarter of 2022. Typically, home purchase loans have higher LTV ratios than refinance loans. This trend contributed to an increase in the percentage of our single-family loan acquisitions with LTV ratios over 80%, from 38% in the third quarter of 2022 to 40% in the third quarter of 2023.
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
Our approved monoline mortgage insurers’ financial ability and willingness to pay claims is an important determinant of our overall credit risk exposure. For a discussion of our exposure to and management of the counterparty credit risk associated with the providers of these credit enhancements, see “MD&A—Risk Management—Institutional Counterparty Credit Risk Management” and “Note 13, Concentrations of Credit Risk” in our 2022 Form 10-K and “Note 10, Concentrations of Credit Risk” in this report. Also see “Risk Factors—Credit Risk” in our 2022 Form 10-K.

Fannie Mae Third Quarter 2023 Form 10-Q	29

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

Single-Family Loans with Credit Enhancement
	As of
	September 30, 2023		December 31, 2022
	Unpaid Principal Balance	Percentage of Single-Family Conventional Guaranty Book of Business	Unpaid Principal Balance	Percentage of Single-Family Conventional Guaranty Book of Business
	(Dollars in billions)
Primary mortgage insurance and other	$763	21%	$754	21%
Connecticut Avenue Securities	819	23	726	20
Credit Insurance Risk Transfer	397	11	323	9
Lender risk-sharing	53	1	57	2
Less: Loans covered by multiple credit enhancements	(390)	(11)	(351)	(10)
Total single-family loans with credit enhancement	$1,642	45%	$1,509	42%
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
In the first nine months of 2023, we transferred a portion of the mortgage credit risk on single-family mortgage loans with an unpaid principal balance of $251.8 billion at the time of the transactions. Macroeconomic and housing market sentiment continues to be a factor in investor demand for our credit risk transfer transactions. When engaging in these transactions, we consider their cost, the resulting capital relief, and the overall credit risk transfer capacity of the market. For our credit risk transfer transactions executed during the first nine months of 2023, a weaker credit profile of the reference pools, the current higher interest rate environment, and investor expectations regarding a slowdown in home price appreciation have generally resulted in either increased premium costs or the retention by Fannie Mae of a higher first loss position compared with similar transactions in the first nine months of 2022.

Fannie Mae Third Quarter 2023 Form 10-Q	30

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
The following table displays the aggregate mortgage credit risk transferred to third parties and retained by Fannie Mae pursuant to our single-family credit risk transfer transactions. The table does not include the credit risk transferred on single-family transactions that were cancelled or terminated as of September 30, 2023. The following table also excludes coverage obtained through primary mortgage insurance.

Outstanding as of September 30, 2023
(Dollars in billions)
Senior	Fannie Mae(1) $1,216				Outstanding Reference Pool(4)(6) $1,279

Mezzanine	Fannie Mae(1) $5	CIRT(2)(3) $14	CAS(2) $12	Lender Risk-Sharing(2) $4

First Loss	Fannie Mae(1) $16		CAS(2)(5) $10	Lender Risk-Sharing(2) $2

(1)Credit risk retained by Fannie Mae in CAS, CIRT and lender risk-sharing transactions. Tranche sizes vary across programs.
(2)Credit risk transferred to third parties. Tranche sizes vary across programs.
(3)Includes mortgage pool insurance transactions covering loans with an aggregate unpaid principal balance of $253 million outstanding as of September 30, 2023.
(4)For CIRT and some lender risk-sharing transactions, “Reference Pool” reflects a pool of covered loans.
(5)For CAS transactions, “First Loss” represents all B tranche balances.
(6)For CAS and some lender risk-sharing transactions, represents outstanding reference pools, not the outstanding unpaid principal balance of the underlying loans. The outstanding unpaid principal balance for all loans covered by credit risk transfer programs, including all loans on which risk has been transferred in lender risk-sharing transactions, was $1,269 billion as of September 30, 2023.
The risk in force of these transactions, which refers to the maximum amount of losses that could be absorbed by credit risk transfer investors, was approximately $42 billion as of September 30, 2023, compared with approximately $38 billion as of December 31, 2022.
The table below displays information about the credit enhancement recovery receivables we have recognized within “Other assets” in our condensed consolidated balance sheets. The decrease in our single-family freestanding credit enhancement receivables as of September 30, 2023 compared with December 31, 2022, was primarily the result of a decrease in our estimate of credit losses in the first nine months of 2023. In general, as our estimate of credit losses decreases, so does the benefit we expect to receive from our freestanding credit enhancements.

Single-Family Credit Enhancement Receivables
	As of
	September 30, 2023	December 31, 2022
	(Dollars in millions)
Freestanding credit enhancement receivables	$265	$565
Primary mortgage insurance receivables, net of allowance(1)	49	53
(1)Amount is net of a valuation allowance of $394 million and $462 million as of September 30, 2023 and December 31, 2022, respectively. The vast majority of this valuation allowance related to deferred payment obligations associated with unpaid claim amounts for which collectability is uncertain.

Fannie Mae Third Quarter 2023 Form 10-Q	31

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
The table below displays the approximate cash paid or transferred to investors for credit risk transfer transactions. The cash represents the portion of the guaranty fee paid to investors as compensation for taking on a share of the credit risk.

Credit Risk Transfer Transactions
	For the Nine Months Ended September 30,
	2023	2022
	(Dollars in millions)
Cash paid or transferred for:
CAS transactions(1)	$678	$649
CIRT transactions	306	240
Lender risk-sharing transactions	101	107
(1)Consists of cash paid for interest expense net of LIBOR or SOFR, as applicable, on outstanding CAS debt and amounts paid for both CAS REMIC® and CAS Credit-linked notes (“CLN”) transactions.
Cash paid or transferred to investors for CIRT transactions includes cancellation fees paid on certain CIRT transactions where we determined that the cost of these deals exceeded the expected remaining benefit. The table excludes cash paid upon the repurchase of legacy CAS debt. In the first nine months of 2023, we paid $1.3 billion to repurchase a portion of our outstanding CAS debt.
The table below displays the primary characteristics of loans in our single-family conventional guaranty book of business without credit enhancement as of the specified dates.

Single-Family Loans Currently without Credit Enhancement
	As of
	September 30, 2023		December 31, 2022
	Unpaid Principal Balance	Percentage of Single-Family Conventional Guaranty Book of Business	Unpaid Principal Balance	Percentage of Single-Family Conventional Guaranty Book of Business
	(Dollars in billions)
Low LTV ratio or short-term(1)	$1,124	31%	$1,171	32%
Pre-credit risk transfer program inception(2)	240	6	265	7
Recently acquired(3)	180	5	403	11
Other(4)	725	20	669	18
Less: Loans in multiple categories	(272)	(7)	(382)	(10)
Total single-family loans currently without credit enhancement	$1,997	55%	$2,126	58%
(1)Represents loans with an LTV ratio less than or equal to 60% or loans with an original maturity of 20 years or less.
(2)Represents loans that were acquired before the inception of our credit risk transfer programs. Also includes Refi PlusTM loans.
(3)Represents loans that were recently acquired and have not been included in a reference pool.
(4)Includes adjustable-rate mortgage loans, loans with a combined LTV ratio greater than 97%, non-Refi Plus loans acquired after the inception of our credit risk transfer programs that became 30 or more days delinquent prior to inclusion in a credit risk transfer transaction, and loans that were delinquent as of September 30, 2023 or December 31, 2022, as applicable. Also includes loans that were previously included in a credit risk transfer transaction but subsequently had the coverage canceled.
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

Fannie Mae Third Quarter 2023 Form 10-Q	32

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

Delinquency Status and Activity of Single-Family Conventional Loans
	As of
	September 30, 2023	December 31, 2022	September 30, 2022
Delinquency status:
30 to 59 days delinquent	0.95%	0.96%	0.80%
60 to 89 days delinquent	0.23	0.23	0.20
Seriously delinquent (“SDQ”):	0.54	0.65	0.69
Percentage of SDQ loans that have been delinquent for more than 180 days	51	55	63
Percentage of SDQ loans that have been delinquent for more than two years	13	16	19

	For the Nine Months Ended September 30,
	2023	2022
Single-family SDQ loans (number of loans):
Beginning balance	114,960	218,329
Additions	122,594	125,519
Removals:
Modifications and other loan workouts	(60,507)	(137,074)
Liquidations and sales	(22,707)	(33,975)
Cured or less than 90 days delinquent	(60,234)	(51,158)
Total removals	(143,448)	(222,207)
Ending balance	94,106	121,641
Our single-family serious delinquency rate as of September 30, 2023 remained near historically low levels. Given our expectation of an economic recession, higher unemployment rates and home price declines, the credit performance of loans in our single-family guaranty book of business may decline compared with recent performance, which could lead to higher delinquencies or an increase in our single-family serious delinquency rate following the onset of the recession. For additional information about factors that impact our single-family serious delinquency rate, see “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Problem Loan Management” in our 2022 Form 10-K. Also see “Key Market Economic Indicators” for more information about our economic outlook.

Fannie Mae Third Quarter 2023 Form 10-Q	33

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

Single-Family Conventional Seriously Delinquent Loan Concentration Analysis
	As of
	September 30, 2023			December 31, 2022			September 30, 2022
	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate
States:
California	19%	10%	0.41%	19%	9%	0.46%	19%	9%	0.48%
Florida	6	8	0.69	6	9	0.90	6	7	0.77
Illinois	3	5	0.69	3	5	0.86	3	6	0.95
New Jersey	3	4	0.66	3	4	0.85	3	4	0.98
New York	5	7	0.95	5	7	1.12	5	8	1.28
All other states	64	66	0.51	64	66	0.62	64	66	0.66
Vintages:
2008 and prior	2	20	2.18	2	23	2.78	2	25	3.23
2009-2023	98	80	0.45	98	77	0.53	98	75	0.55
Estimated mark-to-market LTV ratio:
<= 60%	68	71	0.49	66	74	0.63	69	79	0.69
60.01% to 70%	14	14	0.73	16	14	0.77	15	12	0.75
70.01% to 80%	10	9	0.71	10	8	0.69	10	6	0.62
80.01% to 90%	5	5	0.73	5	3	0.68	4	2	0.54
90.01% to 100%	3	1	0.52	3	1	0.40	2	1	0.34
Greater than 100%	*	*	3.99	*	*	4.04	*	*	7.42
Credit enhanced:(2)
Primary MI & other(3)	21	32	1.03	21	31	1.19	20	30	1.21
Credit risk transfer(4)	35	29	0.51	31	28	0.66	31	27	0.68
Non-credit enhanced	55	53	0.46	58	54	0.55	59	55	0.60
*Represents less than 0.5% of single-family conventional guaranty book of business.
(1)Calculated based on the number of single-family loans that were seriously delinquent for each category divided by the total number of single-family conventional loans that were seriously delinquent.
(2)The credit-enhanced categories are not mutually exclusive. A loan with primary mortgage insurance that is also covered by a credit risk transfer transaction will be included in both the “Primary MI & other” category and the “Credit risk transfer” category. As a result, the “Credit enhanced” and “Non-credit enhanced” categories do not sum to 100%. The total percentage of our single-family conventional guaranty book of business with some form of credit enhancement as of September 30, 2023 was 45%.
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
Forbearance Plans and Loan Workouts
As a part of our credit risk management efforts, we offer several types of loss mitigation options to help homeowners stay in their home or to otherwise avoid foreclosure. Loss mitigation options can consist of a forbearance plan or a loan workout. Our loan workouts reflect additional types of home retention solutions that help reinstate loans to current status, including repayment plans, payment deferrals, and loan modifications. Our loan workouts also include foreclosure alternatives, such as short sales and deeds in-lieu of foreclosure.

Fannie Mae Third Quarter 2023 Form 10-Q	34

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
As of September 30, 2023, the unpaid principal balance of single-family loans in forbearance was $7.8 billion, or 0.2% of our single-family conventional guaranty book of business, compared with $11.9 billion, or 0.3% of our single-family conventional guaranty book of business, as of December 31, 2022.
The chart below displays the unpaid principal balance of our completed single-family loan workouts by type, as well as the number of loan workouts, for the first nine months of 2022 compared with the first nine months of 2023. This table does not include loans in an active forbearance arrangement, trial modifications, loans to certain borrowers who have received bankruptcy relief and repayment plans that have been initiated but not completed.
Completed Loan Workout Activity
(Dollars in billions)
(1)There were approximately 15,700 loans and 18,200 loans in a trial modification period that was not yet complete as of September 30, 2023 and 2022, respectively.
(2)Other was $373 million and $251 million for the first nine months of 2023 and the first nine months of 2022, respectively. Other includes repayment plans and foreclosure alternatives. Repayment plans reflect only those plans associated with loans that were 60 days or more delinquent.
The overall decline in loan workout activity was driven by fewer outstanding forbearance plans in the first nine months of 2023 compared with the first nine months of 2022. Forbearance plans often result in a loan workout in order to resolve the loan’s delinquency.
Updated Payment Deferral Workout Option
In March 2023, we announced an update to our standard payment deferral workout option to allow borrowers who have resolved their financial hardship to defer two to six months of past-due mortgage payments as a non-interest bearing balance that is due at maturity of the mortgage loan or earlier upon sale or transfer of the property or payoff of the interest-bearing balance. Our previous payment deferral workout option generally allowed borrowers to defer up to two months of past-due payments. This update does not impact disaster payment deferrals or COVID-19 payment deferrals, which allow for up to 12 or 18 months of past-due payments, respectively, to be deferred. Servicers were required to implement the updated payment deferral requirements by October 1, 2023.

Fannie Mae Third Quarter 2023 Form 10-Q	35

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
REO Management
If a loan defaults, we may acquire the property through foreclosure or a deed-in-lieu of foreclosure. The table below displays our REO activity by region. Regional REO acquisition trends generally follow a pattern that is similar to, but lags, that of regional delinquency trends.

Single-Family REO Properties
	For the Nine Months Ended September 30,
	2023	2022
Single-family REO properties (number of properties):
Beginning of period inventory of single-family REO properties(1)	8,779	7,166
Acquisitions by geographic area:(2)
Midwest	959	1,241
Northeast	673	821
Southeast	771	842
Southwest	581	570
West	256	220
Total REO acquisitions(1)	3,240	3,694
Dispositions of REO	(3,438)	(2,507)
End of period inventory of single-family REO properties(1)	8,581	8,353
Carrying value of single-family REO properties (dollars in millions)	$1,378	$1,222
Single-family foreclosure rate(3)	0.02%	0.03%
REO net sales price to unpaid principal balance(4)	127%	112%
Short sales net sales price to unpaid principal balance(5)	92%	90%
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

Fannie Mae Third Quarter 2023 Form 10-Q	36

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

Single-Family Credit Loss Performance Metrics and Loan Sale Performance
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in millions)
Write-offs	$(63)	$(95)	$(162)	$(151)
Recoveries	50	68	157	192
Foreclosed property income (expense)	120	(6)	87	3
Credit gains (losses)	107	(33)	82	44
Write-offs on the redesignation of mortgage loans from HFI to HFS(1)	(638)	(196)	(638)	(418)
Net credit gains (losses) and write-offs on redesignations	(531)	(229)	(556)	(374)
Gains (losses) on sales and other valuation adjustments(2)	8	(169)	(41)	(260)
Net credit gains (losses), write-offs on redesignations and gains (losses) on sales and other valuation adjustments	$(523)	$(398)	$(597)	$(634)

Credit gain (loss) ratio (in bps)(3)	1.2	(0.4)	0.3	0.2
Net credit gains (losses), write-offs on redesignations and gains (losses) on sales and other valuation adjustments ratio (in bps)(4)	(5.8)	(4.4)	(2.2)	(2.4)
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
In February 2023, FHFA instructed us to put sales of nonperforming and reperforming loans on hold until further notice. In June 2023, FHFA instructed us that we may resume these loan sales upon implementation of revised loan sale requirements that enhance or expand upon certain consumer protections that existed in our prior requirements. We resumed activity under our loan sales program in the third quarter of this year.
The primary driver of our net credit gains (losses), write-offs on redesignations and gains (losses) on sales and other valuation adjustments in the third quarter and first nine months of 2023 was the resumption of our nonperforming and reperforming loan sales program described above, which resulted in an increase in write-offs on the redesignation of mortgage loans from HFI to HFS during the periods. Interest rates on loans redesignated in the third quarter of 2023 were below current market interest rates resulting in write-offs upon the redesignation.
For information on our benefit (provision) for credit losses, which includes changes in our allowance, see “Consolidated Results of Operations—Benefit (Provision) for Credit Losses” and “Single-Family Business Financial Results.”

Fannie Mae Third Quarter 2023 Form 10-Q	37

MD&A | Multifamily Business
Multifamily Business

This section supplements and updates information regarding our Multifamily business segment in our 2022 Form 10-K. See “MD&A—Multifamily Business” in our 2022 Form 10-K for additional information regarding the primary business activities, lenders, competition and market share of our Multifamily business.
Multifamily Mortgage Market
Multifamily market fundamentals, which include factors such as vacancy rates and rents, improved during the third quarter of 2023, due to slowing but still-positive job growth, elevated single-family housing prices keeping many renters in place and a continued large demographic population between the ages of 20-34, the primary age group that is likely to rent multifamily units.
•Vacancy rates. Based on preliminary third-party data, we estimate that the national multifamily vacancy rate for institutional investment-type apartment properties remained steady at 5.8% as of September 30, 2023, the same estimated level as of June 30, 2023, but up 80 basis points from 5.0% as of September 30, 2022. The estimated average national multifamily vacancy rate over the last 15 years remained at approximately 5.8%.
•Rents. Based on preliminary third-party data, we estimate that effective rents increased 0.5% during the third quarter of 2023, compared to 1.0% during the second quarter of 2023 and the third quarter of 2022.
Vacancy rates and rents are important to loan performance because multifamily loans are generally repaid from the cash flows generated by the underlying property. Several years of low vacancy rates and rising rents helped to increase property values in most metropolitan areas, but that trend reversed starting in early 2023. Based on preliminary multifamily property sales data, transaction volumes for the third quarter of 2023 remained well below average levels. As a result of declining transaction volumes, coupled with elevated interest rates, available data suggests capitalization rates increased slightly in the third quarter of 2023.
Multifamily construction underway remains elevated. There are more than 1,000,000 units underway and, based on current completion trends, we expect that between 500,000 and 550,000 units will be completed and delivered in 2023.
We believe vacancy levels could rise by early 2024 to between 6.0% and 6.25% and rent growth in 2023 will remain below recent averages, in the 1.0% to 2.0% range, as a result of rising levels of consumer debt, elevated new construction, and slowing job growth.
Multifamily Business Metrics
Through the secondary mortgage market, we support rental housing for the workforce population, for senior citizens and students, and for households with the greatest economic need. Over 95% of the multifamily units we financed in the third quarter of 2023 that were potentially eligible for housing goals credit were affordable to those earning at or below 120% of the median income in their area, providing support for both workforce housing and affordable housing.
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

Fannie Mae Third Quarter 2023 Form 10-Q	38

MD&A | Multifamily Business | Multifamily Business Metrics
We had lower multifamily business volumes in the first nine months of 2023 compared with the first nine months of 2022, driven by lower overall multifamily market activity. For 2023, FHFA has capped our multifamily loan purchases at $75 billion. FHFA requires that a minimum of 50% of our multifamily loan purchases must be mission-driven, focused on specified affordable and underserved market segments.
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
Average charged guaranty fee represents our effective revenue rate relative to the size of our multifamily guaranty book of business. Management uses this metric to assess the return we earn as compensation for the multifamily credit risk we manage. Average charged guaranty fee is impacted by the rate at which loans in our book of business turn over as well as the guaranty fees we charge, which are set at the time we acquire the loans. Our multifamily guaranty fee pricing is primarily based on the individual credit risk characteristics of the loans we acquire and the aggregate credit risk characteristics of our multifamily guaranty book of business. Our multifamily guaranty fee pricing is also influenced by external factors such as the availability of other sources of liquidity, our mission-related goals, the FHFA volume cap, interest rates, MBS spreads, and the management of the overall composition of our multifamily guaranty book of business. The average guaranty fee on our multifamily guaranty book of business decreased as of September 30, 2023 compared with September 30, 2022 due to new acquisitions since September 30, 2022 having lower average charged fees as compared to the existing loans in our multifamily guaranty book of business. Given current economic and market conditions, we expect new acquisitions through the end of 2023 will continue to have lower average charged fees as compared to the existing loans in our multifamily guaranty book of business.

Fannie Mae Third Quarter 2023 Form 10-Q	39

MD&A | Multifamily Business | Multifamily Business Financial Results
Multifamily Business Financial Results
This section provides a discussion of the primary components of net income for our Multifamily business.

Multifamily Business Financial Results(1)
	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2023	2022	Variance	2023	2022	Variance
	(Dollars in millions)
Net interest income	$1,146	$1,206	$(60)	$3,378	$3,585	$(207)
Fee and other income	20	22	(2)	53	65	(12)
Net revenues	1,166	1,228	(62)	3,431	3,650	(219)
Fair value gains (losses), net	53	(17)	70	35	(78)	113
Administrative expenses	(152)	(140)	(12)	(446)	(389)	(57)
Provision for credit losses	(84)	(175)	91	(415)	(157)	(258)
Credit enhancement expense(2)	(55)	(66)	11	(166)	(196)	30
Change in expected credit enhancement recoveries(3)	42	45	(3)	130	32	98
Other income (expenses), net(4)	(125)	17	(142)	(191)	(111)	(80)
Income before federal income taxes	845	892	(47)	2,378	2,751	(373)
Provision for federal income taxes	(171)	(153)	(18)	(464)	(546)	82
Net income	$674	$739	$(65)	$1,914	$2,205	$(291)
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
(4)Consists of investment gains or losses, expenses associated with legal claims, foreclosed property income (expense), gains or losses from partnership investments, debt extinguishment gains or losses, and other income or expenses.
Net Interest Income
Net interest income decreased in the third quarter and first nine months of 2023 compared with the third quarter and first nine months of 2022 due to lower yield maintenance income as a result of fewer prepayments, as well as lower average charged guaranty fees, partially offset by an increase in our multifamily guaranty book of business.
Provision for Credit Losses
The largest driver of our multifamily provision for credit losses in the third quarter of 2023 was a provision for rising actual and projected interest rates. The impact of this factor was offset by a benefit from other actual and projected economic data.
Our multifamily provision for credit losses in the first nine months of 2023 was primarily driven by actual and projected interest rates.
The largest driver of multifamily provision for credit losses in the third quarter and first nine months of 2022 were higher actual and projected interest rates.
See “Consolidated Results of Operations—Benefit (Provision) for Credit Losses” for more information on our multifamily benefit or provision for credit losses.

Fannie Mae Third Quarter 2023 Form 10-Q	40

MD&A | Multifamily Business | Multifamily Business Financial Results
Other Income (Expenses), Net
The largest driver of the shift from other income in the third quarter of 2022 to other expenses in the third quarter of 2023 and the increase in other expenses in the first nine months of 2023 compared with the first nine months of 2022 was a shift from foreclosed property income in the third quarter and first nine months of 2022 to foreclosed property expense in the third quarter and first nine months of 2023. This shift to foreclosed property expense was primarily a result of increased expenses on a seniors housing portfolio that is in the process of foreclosure. Additionally, during the third quarter of 2023, we recognized litigation expense attributable to a jury verdict and an award of prejudgment interest for Fannie Mae preferred shareholders, of which $54 million was allocated to the multifamily business segment. For additional information, see “Note 13, Commitments and Contingencies—Senior Preferred Stock Purchase Agreements Litigation.”
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

Key Risk Characteristics of Multifamily Guaranty Book of Business
	As of
	September 30, 2023	December 31, 2022	September 30, 2022
Weighted-average original LTV ratio	64%	64%	65%
Original LTV ratio greater than 80%	1	1	1
Original Debt Service Coverage Ratio (“DSCR”) less than or equal to 1.10(1)	12	12	12
Full term interest-only loans	41	38	37
Partial term interest-only loans(2)	47	49	49
Adjustable-rate mortgages	10	11	10
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
Our DUS model typically results in our lenders sharing approximately one-third of the credit risk on our multifamily loans, either on a pro-rata or tiered basis. Loans serviced by DUS lenders and their affiliates represented substantially all of our multifamily guaranty book of business as of September 30, 2023 and December 31, 2022. In certain situations, we do not allow the lenders to fully share in one-third of the credit risk, but have them share in a smaller portion, to reduce the risk that the counterparty will fail to meet its loss sharing responsibility to us in the event of a borrower default.
While not a large portion of our multifamily guaranty book of business, our non-DUS lenders typically also have lender risk-sharing, where the lenders share or absorb losses based on a negotiated percentage of the loan or the pool balance.

Fannie Mae Third Quarter 2023 Form 10-Q	41

MD&A | Multifamily Business | Multifamily Mortgage Credit Risk Management
To complement our front-end lender-risk sharing program, we engage in back-end credit risk transfer transactions through our Multifamily CIRTTM (“MCIRTTM”) and Multifamily Connecticut Avenue SecuritiesTM (“MCASTM”) transactions. Through these transactions, we transfer a portion of the credit risk associated with a reference pool of multifamily mortgage loans to insurers, reinsurers, or investors. We completed one MCIRT transaction in the first nine months of 2023.
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

Multifamily Loans in Back-End Credit Risk Transfer Transactions
	As of
	September 30, 2023		December 31, 2022
	Unpaid Principal Balance	Percentage of Multifamily Guaranty Book of Business	Unpaid Principal Balance	Percentage of Multifamily Guaranty Book of Business
	(Dollars in millions)
MCIRT	$90,627	20%	$87,682	20%
MCAS	24,745	5	25,071	6
Total	$115,372	25%	$112,753	26%
Multifamily Portfolio Monitoring
As part of our ongoing credit risk management process, we and our lenders monitor the performance and risk characteristics of our multifamily loans and the underlying properties on an ongoing basis throughout the loan term at the asset and portfolio level. We generally require lenders to provide quarterly and/or annual financial updates for multifamily loans. We closely monitor loans with an estimated current DSCR below 1.0, as that is an indicator of heightened default risk. The percentage of loans in our multifamily guaranty book of business, calculated based on unpaid principal balance, with a current DSCR less than 1.0 was approximately 3% as of September 30, 2023 and December 31, 2022. We also monitor property condition, and, if issues are found through a property inspection, borrowers are given an opportunity to remediate the issues. In infrequent cases, where the borrower chooses not to complete the repairs, the loans are referred to foreclosure.
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
Additionally, in a rising rate environment, multifamily borrowers with adjustable-rate mortgages will have higher monthly payments, which may lower their DSCRs. We generally require multifamily borrowers with adjustable-rate mortgages to maintain interest rate caps for the life of the loan to protect against large movements in rates as well as maintain escrows at our servicers to reserve for the cost of replacing these caps. Purchasing or replacing required interest rate caps, especially those with longer terms and/or lower capped interest rates, becomes more expensive as interest rates rise. These elevated costs in recent periods have added pressure to borrowers’ ability to make payments and contributed to the increase in our multifamily serious delinquency rate and criticized loan population in the first nine months of 2023. In the recent high interest rate environment, more multifamily borrowers with adjustable-rate mortgages have started receiving payments from their interest rate cap providers, which helps to defray the higher cost of debt service and escrow payments. We actively monitor these interest-rate related risks as part of our risk management process.
We also monitor for risks manifesting within specific property types. A property type we have been monitoring closely is seniors housing, which in Fannie Mae’s book of business is primarily comprised of independent living and assisted living facilities, some of which may have a limited capacity devoted to memory care. Seniors housing loans constituted 4% of our multifamily guaranty book of business as of September 30, 2023, based on unpaid principal balance, of which 38% were adjustable-rate mortgages. Seniors housing properties have been disproportionately affected by the COVID-19 pandemic and ongoing economic trends, higher operating costs exacerbated by the increase in inflation, and higher

Fannie Mae Third Quarter 2023 Form 10-Q	42

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
Credit Performance Statistics on Multifamily Problem Loans
The percentage of our multifamily loans in our guaranty book of business that are criticized increased as of September 30, 2023 compared with December 31, 2022, primarily driven by the recent elevated interest-rate environment. This has increased the number of properties reporting low DSCRs in their latest operating statement, particularly those properties financed with adjustable-rate mortgages. Criticized loans substantially consist of loans classified as “Substandard” and also include loans classified as “Special Mention” or “Doubtful.” Substandard loans are loans that have a well-defined weakness that could impact their timely full repayment. While the majority of the substandard loans in our multifamily guaranty book of business are currently making timely payments, we continue to monitor the performance of this population. For more information on our loan classifications based on our internally assigned credit risk ratings, see “Note 3, Mortgage Loans.”
Our multifamily serious delinquency rate increased to 0.54% as of September 30, 2023, compared with 0.24% as of December 31, 2022. Over half of our seriously delinquent multifamily loan population as of September 30, 2023 was comprised of seniors housing loans. Our multifamily serious delinquency rate consists of multifamily loans that were 60 days or more past due based on unpaid principal balance, expressed as a percentage of our multifamily guaranty book of business. The percentage of loans in our multifamily guaranty book of business that were 180 days or more delinquent was 0.30% as of September 30, 2023, compared with 0.15% as of December 31, 2022.
Management monitors the multifamily serious delinquency rate as an indicator of potential future credit losses and loss mitigation activities. Serious delinquency rates are reflective of our performance in assessing and managing credit risk associated with multifamily loans in our guaranty book of business. Typically, higher serious delinquency rates result in a higher allowance for loan losses. We expect that our multifamily serious delinquency rate may decrease as we complete loan workouts, which may resolve their delinquency, or, if an appropriate workout cannot be achieved, the loans are foreclosed upon.
Multifamily REO Management
The number of multifamily foreclosed properties held for sale was 31 properties with a carrying value of $335 million as of September 30, 2023, compared with 28 properties with a carrying value of $278 million as of December 31, 2022. We expect the amount of foreclosures on multifamily loans will increase over the coming year as some borrowers will not successfully cure their delinquencies through a loan workout. This expectation includes a seniors housing portfolio that was written off earlier in 2023 and is currently in receivership.
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

Fannie Mae Third Quarter 2023 Form 10-Q	43

MD&A | Multifamily Business | Multifamily Mortgage Credit Risk Management
The table below displays the components of our multifamily credit loss performance metrics, as well as our multifamily initial write-off severity rate and write-off loan count.

Multifamily Credit Loss Performance Metrics
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in millions)
Write-offs(1)	$(52)	$(40)	$(306)	$(40)
Recoveries	8	4	18	21
Foreclosed property income (expense)	(45)	21	(85)	18
Credit losses	(89)	(15)	(373)	(1)
Change in expected credit enhancement recoveries(2)	18	10	49	—
Credit losses, net of freestanding loss-sharing arrangements	$(71)	$(5)	$(324)	$(1)

Credit loss ratio (in bps)(3)	(7.7)	(1.4)	(11.0)	—
Credit loss ratio, net of freestanding loss-sharing benefit (in bps)(2)(3)	(6.2)	(0.5)	(9.6)	—
Multifamily initial write-off severity rate(4)(5)	7.4%	—%	9.2%	5.4%
Multifamily write-off loan count(6)	7	1	13	6
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
Our multifamily credit losses increased in the first nine months of 2023 compared with the first nine months of 2022 primarily driven by the write-off of a seniors housing portfolio during the first quarter of 2023. As discussed above in “Multifamily Portfolio Monitoring,” seniors housing loans in our guaranty book of business have been disproportionately affected by the COVID-19 pandemic and ongoing economic trends, as well as other factors.

Fannie Mae Third Quarter 2023 Form 10-Q	44

MD&A | Consolidated Credit Ratios and Select Credit Information
Consolidated Credit Ratios and Select Credit Information

The table below displays select credit ratios on our single-family conventional guaranty book of business and our multifamily guaranty book of business, as well as the inputs used in calculating these ratios.

Consolidated Credit Ratios and Select Credit Information
	As of
	September 30, 2023			December 31, 2022
	Single-family	Multifamily	Consolidated Total	Single-family	Multifamily	Consolidated Total
	(Dollars in millions)
Credit loss reserves as a percentage of:
Guaranty book of business	0.18%	0.44%	0.21%	0.26%	0.43%	0.28%
Nonaccrual loans at amortized cost	32.26	133.49	39.22	90.69	86.86	90.03

Nonaccrual loans as a percentage of:
Guaranty book of business	0.57%	0.33%	0.54%	0.29%	0.50%	0.31%

Select financial information used in calculating credit ratios:
Credit loss reserves(1)	$(6,673)	$(2,037)	$(8,710)	$(9,554)	$(1,911)	$(11,465)
Guaranty book of business(2)	3,639,362	464,728	4,104,090	3,635,237	440,424	4,075,661
Nonaccrual loans at amortized cost	20,682	1,526	22,208	10,535	2,200	12,735

Components of credit loss reserves:
Allowance for loan losses	$(6,640)	$(2,031)	$(8,671)	$(9,443)	$(1,904)	$(11,347)
Allowance for accrued interest receivable	(33)	—	(33)	(111)	—	(111)
Reserve for guaranty losses(3)	—	(6)	(6)	—	(7)	(7)
Total credit loss reserves(1)	$(6,673)	$(2,037)	$(8,710)	$(9,554)	$(1,911)	$(11,465)
(1)Our multifamily credit loss reserves exclude the expected benefit of freestanding credit enhancements on multifamily loans of $614 million as of September 30, 2023 and $492 million as of December 31, 2022, which are recorded in “Other assets” in our condensed consolidated balance sheets.
(2)Represents conventional guaranty book of business for single-family.
(3)Reserve for guaranty losses is recorded in “Other liabilities” in our condensed consolidated balance sheets.
Our single-family nonaccrual loans increased as of September 30, 2023 compared with December 31, 2022 as delinquent loans that may have previously been subject to our COVID-19 nonaccrual policy, which maintained loans on accrual status for at least six months of delinquency, no longer met the requirements of the COVID-19-related guidance effective January 1, 2023. Under our current nonaccrual policy, we generally place a loan on nonaccrual status when the loan is three or more months past due. As a result, the balance of loans on nonaccrual status increased.
The balance of multifamily loans on nonaccrual decreased as of September 30, 2023 compared with December 31, 2022, primarily as a result of loans returning to accrual status after the completion of a performance period. In addition, write-offs during the first nine months of 2023 reduced the amortized cost of multifamily loans on nonaccrual as of September 30, 2023 compared with December 31, 2022.
See “Note 3, Mortgage Loans” for more information on our nonaccrual policy, including additional information about our COVID-19-related nonaccrual policy.

Fannie Mae Third Quarter 2023 Form 10-Q	45

MD&A | Consolidated Credit Ratios and Select Credit Information
Our single-family credit loss reserves decreased as of September 30, 2023 compared with December 31, 2022 primarily as a result of a benefit for credit losses for the first nine months of 2023, which reduced our allowance for loan losses. For additional information about our benefit for credit losses, including a description of the primary drivers of the current period benefit, see “Consolidated Results of Operations—Benefit (Provision) for Credit Losses.”

Consolidated Write-off Ratio and Select Credit Information
	For the Three Months Ended September 30,
	2023			2022
	Single-family	Multifamily	Total	Single-family	Multifamily	Total
	(Dollars in millions)
Select credit ratio:
Write-offs, net of recoveries annualized, as a percentage of the average guaranty book of business (in bps)	7.2	3.8	6.8	2.5	3.4	2.6

Select financial information used in calculating credit ratio:
Write-offs	$701	$52	$753	$291	$40	$331
Recoveries	(50)	(8)	(58)	(68)	(4)	(72)
Write-offs, net of recoveries	$651	$44	$695	$223	$36	$259
Average guaranty book of business(1)	3,635,883	459,719	4,095,602	3,621,447	427,586	4,049,033

	For the Nine Months Ended September 30,
	2023			2022
	Single-family	Multifamily	Total	Single-family	Multifamily	Total
	(Dollars in millions)
Select credit ratio:
Write-offs, net of recoveries annualized, as a percentage of the average guaranty book of business (in bps)	2.4	8.5	3.0	1.4	0.6	1.3

Select financial information used in calculating credit ratio:
Write-offs	$800	$306	$1,106	$569	$40	$609
Recoveries	(157)	(18)	(175)	(192)	(21)	(213)
Write-offs, net of recoveries	$643	$288	$931	$377	$19	$396
Average guaranty book of business(1)	3,633,848	451,322	4,085,170	3,573,333	422,013	3,995,346
*    Represents credit ratio of less than 0.05 bps.
(1)Average guaranty book of business is based on quarter-end balances.
For discussion on the drivers of single-family write-offs for the third quarter and first nine months of 2023, see “Single-Family Business—Single-Family Problem Loan Management—Single-Family Credit Loss Metrics and Loan Sale Performance.”
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

Fannie Mae Third Quarter 2023 Form 10-Q	46

MD&A | Liquidity and Capital Management

September 30, 2023, we were in compliance with all four components of the liquidity requirements outlined in our 2022 Form 10-K. Also see “Risk Factors—Liquidity and Funding Risk” in our 2022 Form 10-K for a discussion of liquidity and funding risks.
Debt Funding
We are currently subject to a $270 billion debt limit under our senior preferred stock purchase agreement with Treasury. The unpaid principal balance of our aggregate indebtedness was $130.7 billion as of September 30, 2023. Pursuant to the terms of the senior preferred stock purchase agreement, we are prohibited from issuing debt without the prior consent of Treasury if it would result in our aggregate indebtedness exceeding our outstanding debt limit. The calculation of our indebtedness for purposes of complying with our debt limit reflects the unpaid principal balance and excludes debt basis adjustments and debt of consolidated trusts.
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
The following chart and table display information on our outstanding short-term and long-term debt based on original contractual maturity. Our outstanding debt decreased in the first nine months of 2023 as our funding needs remained low and were primarily satisfied through cash and other liquid assets that accumulated in prior periods, as well as earnings retained from our operations. As a result, long-term debt maturity outpaced long term debt issuances.
Debt of Fannie Mae(1)
(Dollars in billions)

$134.2
$125.7
$100.7
$87.8
$23.3
$23.7
$10.2
$14.2
12/31/2022
9/30/2023
Short-term debt
Long-term debt maturing within one year
Long-term debt, excluding portion maturing within one year

(1)Outstanding debt balance consists of the unpaid principal balance, premiums and discounts, fair value adjustments, hedge-related basis adjustments and other cost basis adjustments. Reported amounts include net discount unamortized cost basis adjustments and fair value adjustments of $5.0 billion and $5.1 billion as of September 30, 2023 and December 31, 2022, respectively.

Fannie Mae Third Quarter 2023 Form 10-Q	47

MD&A | Liquidity and Capital Management

Selected Debt Information
	As of
	September 30, 2023	December 31, 2022
	(Dollars in billions)
Selected Weighted-Average Interest Rates(1)
Interest rate on short-term debt	5.26%	3.93%
Interest rate on long-term debt, including portion maturing within one year	2.68	2.23
Interest rate on callable debt	2.67	1.79
Selected Maturity Data
Weighted-average maturity of debt maturing within one year (in days)	169	156
Weighted-average maturity of debt maturing in more than one year (in months)	47	52
Other Data
Outstanding callable debt(2)	$48.6	$43.3
Connecticut Avenue Securities debt(3)	3.7	5.2
(1)Excludes the effects of fair value adjustments and hedge-related basis adjustments.
(2)Includes short-term callable debt of $4.7 billion and $590 million as of September 30, 2023 and December 31, 2022, respectively.
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
For information on the maturity profile of our outstanding long-term debt, see “Note 7, Short-Term and Long-Term Debt.”

Fannie Mae Third Quarter 2023 Form 10-Q	48

MD&A | Liquidity and Capital Management

Debt Funding Activity
The table below displays activity in debt of Fannie Mae. This activity excludes the debt of consolidated trusts and intraday borrowing. The reported amounts of debt issued and paid off during each period represent the face amount of the debt at issuance and redemption.

Activity in Debt of Fannie Mae
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2023	2022	2023	2022
	(Dollars in millions)
Issued during the period:
Short-term:
Amount	$53,770	$29,779	$164,921	$97,724
Weighted-average interest rate	5.11%	2.11%	4.72%	0.83%
Long-term:(1)
Amount	$1,515	$1,000	$7,476	$1,000
Weighted-average interest rate	5.22%	2.01%	5.31%	2.01%
Total issued:
Amount	$55,285	$30,779	$172,397	$98,724
Weighted-average interest rate	5.12%	2.10%	4.74%	0.84%
Paid off during the period:(2)
Short-term:
Amount	$55,156	$35,845	$160,867	$97,524
Weighted-average interest rate	4.36%	1.69%	4.17%	0.71%
Long-term:(1)
Amount	$12,207	$9,777	$20,094	$68,691
Weighted-average interest rate	0.87%	2.57%	1.53%	1.22%
Total paid off:
Amount	$67,363	$45,622	$180,961	$166,215
Weighted-average interest rate	3.73%	1.88%	3.87%	0.92%
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

Fannie Mae Third Quarter 2023 Form 10-Q	49

MD&A | Liquidity and Capital Management

Other Investments Portfolio
The chart below displays information on the composition of our other investments portfolio. The balance of our other investments portfolio fluctuates as a result of changes in our cash flows, liquidity in the fixed-income markets, and our liquidity risk management framework and practices.
Our other investments portfolio increased during the first nine months of 2023 primarily due to proceeds from the sale of securities and loans, and the continued accumulation of earnings retained from our operations.

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
The total amount of our off-balance sheet exposure related to unconsolidated Fannie Mae MBS net of any beneficial interest that we retain, and other financial guarantees was $231.5 billion as of September 30, 2023 and $246.7 billion as of December 31, 2022. The majority of the other financial guarantees consists of Freddie Mac securities backing Fannie Mae structured securities. See “Guaranty Book of Business” and “Note 6, Financial Guarantees” for more information regarding our maximum exposure to loss on unconsolidated Fannie Mae MBS and Freddie Mac securities.
Our total outstanding liquidity commitments to advance funds for securities backed by multifamily housing revenue bonds totaled $4.6 billion as of September 30, 2023 and $4.8 billion as of December 31, 2022. These commitments require us to advance funds to third parties that enable them to repurchase tendered bonds or securities that are unable to be remarketed. We hold cash and cash equivalents in our other investments portfolio in excess of these commitments to advance funds.
We make investments in various limited partnerships and similar legal entities, which consist of low-income housing tax credit investments, community investments and other entities. When we do not have a controlling financial interest in

Fannie Mae Third Quarter 2023 Form 10-Q	50

MD&A | Liquidity and Capital Management

those entities, our condensed consolidated balance sheets reflect only our investment rather than the full amount of the partnership’s assets and liabilities. See “Note 2, Consolidations and Transfers of Financial Assets—Unconsolidated VIEs” for information regarding our limited partnerships and similar legal entities.
Cash Flows
Nine Months Ended September 30, 2023. Cash, cash equivalents and restricted cash and cash equivalents decreased from $87.8 billion as of December 31, 2022 to $81.8 billion as of September 30, 2023. The decrease was primarily driven by cash outflows from (1) payments on outstanding debt of consolidated trusts, (2) purchases of loans held for investment and (3) advances to lenders.
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
Credit Ratings
The table below displays our credit ratings issued by the three major credit rating agencies.

Fannie Mae Credit Ratings
As of September 30, 2023
	S&P	Moody’s	Fitch
Long-term senior debt	AA+(1)	Aaa(1)	AA+
Short-term senior debt	A-1+	P-1	F1+
Preferred stock	D	Ca(hyb)	C/RR6
(1)    Outlook: Stable.
On August 2, 2023, Fitch Ratings (“Fitch”) downgraded our Long-Term Issuer Default Rating (“IDR”) and senior unsecured debt rating to ‘AA+’ from ‘AAA’ and downgraded our Government Support Rating (“GSR”) to ‘aa+’ from ‘aaa.’ Our Long-Term IDR Outlook is stable. These actions followed Fitch’s downgrade of the U.S. Long-Term foreign and local currency IDRs to ‘AA+’ from ‘AAA’ on August 1, 2023. Fitch noted that our Long-Term IDR and GSR are directly linked to the U.S. government’s Long-Term IDRs, based on Fitch’s view of the U.S. government’s direct financial support of Fannie Mae.
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

Fannie Mae Third Quarter 2023 Form 10-Q	51

MD&A | Liquidity and Capital Management

Capital Management
Capital Requirements
The table below sets forth information about our capital requirements under the standardized approach of the enterprise regulatory capital framework. Available capital for purposes of the enterprise regulatory capital framework excludes the stated value of the senior preferred stock ($120.8 billion) and other amounts specified in the Regulatory Capital Components table below. Because of these exclusions, we had a deficit in available capital as of September 30, 2023, even though we had positive net worth under GAAP of $73.7 billion as of September 30, 2023. See “Business—Legislation and Regulation—GSE-Focused Matters—Capital Requirements” in our 2022 Form 10-K for a description of our capital requirements under the enterprise regulatory capital framework. Although the enterprise regulatory capital framework went into effect in February 2021, we are not required to hold capital according to the framework’s requirements until the date of termination of our conservatorship, or such later date as may be ordered by FHFA.
We had a $246 billion shortfall of our available capital (deficit) to the adjusted total capital requirement (including buffers) of $187 billion under the standardized approach of the enterprise regulatory capital framework as of September 30, 2023. Our capital shortfall decreased to $246 billion from $258 billion as of December 31, 2022, primarily as a result of an increase in our retained earnings.

Capital Metrics under the Enterprise Regulatory Capital Framework as of September 30, 2023(1)
(Dollars in billions)
			Stress capital buffer			$34
			Stability capital buffer			45
Adjusted total assets	$4,560		Countercyclical capital buffer			—
Risk-weighted assets	1,346		Prescribed capital conservation buffer amount			$79

	Minimum Capital Ratio Requirement	Minimum Capital Requirement	Applicable Buffers(2)	Total Capital Requirement (including Buffers)	Available Capital (Deficit)(3)	Capital Shortfall(4)
Risk-based capital:
Total capital (statutory)(5)	8.0%	$108	N/A	$108	$(38)	$(146)
Common equity tier 1 capital	4.5	61	$79	140	(78)	(218)
Tier 1 capital	6.0	81	79	160	(59)	(219)
Adjusted total capital	8.0	108	79	187	(59)	(246)
Leverage capital:
Core capital (statutory)(6)	2.5	114	N/A	114	(47)	(161)
Tier 1 capital	2.5	114	23	137	(59)	(196)

(1)Ratios are calculated as a percentage of risk-weighted assets for risk-based capital metrics and as a percentage of adjusted total assets for leverage capital metrics.
(2)The applicable buffer for common equity tier 1 capital, tier 1 capital, and adjusted total capital is the prescribed capital conservation buffer amount (“PCCBA”), which is composed of a stress capital buffer, a stability capital buffer, and a countercyclical capital buffer. The applicable buffer for tier 1 capital (leverage based) is the prescribed leverage buffer amount (“PLBA”). The stress capital buffer and countercyclical capital buffer are each calculated by multiplying prescribed factors by adjusted total assets as of the last day of the previous calendar quarter. The stability capital buffer is based on our share of mortgage debt outstanding. The prescribed leverage buffer for 2023 is set at 50% of the 2023 stability buffer. Going forward the stability buffer and the prescribed leverage buffer will be updated with an effective date that depends on whether the stability capital buffer increases or decreases relative to the previously calculated value.
(3)Available capital (deficit) for all line items excludes the stated value of the senior preferred stock ($120.8 billion). Available capital (deficit) for all line items except total capital and core capital also deducts a portion of deferred tax assets. Deferred tax assets arising from temporary differences between GAAP and tax requirements are deducted from capital to the extent they exceed 10% of common equity. As of September 30, 2023, this resulted in the full deduction of deferred tax assets ($11.9 billion) from our available capital (deficit). Available capital (deficit) for common equity tier 1 capital also excludes the value of the non-cumulative perpetual preferred stock ($19.1 billion).
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

Fannie Mae Third Quarter 2023 Form 10-Q	52

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
As a result of our capital shortfall, our maximum payout ratio under the enterprise regulatory capital framework as of September 30, 2023 was 0%. While it is not applicable until the date of termination of our conservatorship, our maximum payout ratio represents the percentage of eligible retained income that we are permitted to pay out in the form of distributions or discretionary bonus payments under the enterprise regulatory capital framework. The maximum payout ratio for a given quarter is the lowest of the payout ratios determined by our capital conservation buffer and our leverage buffer. See “Note 14, Regulatory Capital Requirements” for information on our capital ratios as of September 30, 2023 under the enterprise regulatory capital framework.
The table below presents certain components of our regulatory capital.

Regulatory Capital Components
As of September 30, 2023
(Dollars in billions)
Total equity	$73.7
Less:
Senior preferred stock	120.8
Preferred stock	19.1
Common equity	(66.2)
Less: deferred tax assets arising from temporary differences that exceed 10% of common equity tier 1 capital and other regulatory adjustments	11.9
Common equity tier 1 capital (deficit)	(78.1)
Add: non-cumulative perpetual preferred stock	19.1
Tier 1 capital (deficit)	(59.0)
Tier 2 capital adjustments	—
Adjusted total capital (deficit)	$(59.0)
The table below presents certain components of our core capital.

Statutory Capital Components
As of September 30, 2023
(Dollars in billions)
Total equity	$73.7
Less:
Senior preferred stock	120.8
Accumulated other comprehensive income (loss), net of taxes	—
Core capital (deficit)	(47.1)
Less: general allowance for foreclosure losses	(8.9)
Total capital (deficit)	$(38.2)
Capital Activity
Under the terms governing the senior preferred stock, no dividends were payable to Treasury for the third quarter of 2023 and none are payable for the fourth quarter of 2023.
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

Fannie Mae Third Quarter 2023 Form 10-Q	53

MD&A | Liquidity and Capital Management

As a result of these terms governing the senior preferred stock, the aggregate liquidation preference of the senior preferred stock increased to $190.5 billion as of September 30, 2023 from $185.5 billion as of June 30, 2023, due to the $5.0 billion increase in our net worth in the second quarter of 2023. The aggregate liquidation preference of the senior preferred stock will further increase to $195.2 billion as of December 31, 2023, due to the $4.7 billion increase in our net worth in the third quarter of 2023. See “Business—Conservatorship and Treasury Agreements—Treasury Agreements” in our 2022 Form 10-K for more information on the terms of our senior preferred stock, including how the aggregate liquidation preference is determined.
Increases in our net worth improve our capital position and our ability to absorb losses; however, increases in our net worth also increase the aggregate liquidation preference of the senior preferred stock by the same amount until the capital reserve end date as discussed above.
Treasury Funding Commitment
Treasury made a commitment under the senior preferred stock purchase agreement to provide funding to us under certain circumstances if we have a net worth deficit. As of September 30, 2023, the remaining amount of Treasury’s funding commitment to us was $113.9 billion. See “Note 11, Equity” in our 2022 Form 10-K for more information on the funding commitment provided by Treasury under the senior preferred stock purchase agreement.
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

Fannie Mae Third Quarter 2023 Form 10-Q	54

MD&A | Risk Management | Market Risk Management, including Interest-Rate Risk Management
Measurement of Interest-Rate Risk
The table below displays the pre-tax market value sensitivity of our net portfolio to changes in the level of interest rates and the slope of the applicable yield curve as measured on the last day of each period presented. The table below also provides the daily average, minimum, maximum and standard deviation values for duration gap and for the most adverse market value impact on the net portfolio to changes in the level of interest rates and the slope of the applicable yield curve for the three months ended September 30, 2023 and 2022. Our practice is to allow interest rates to go below zero in the downward shock models unless otherwise prevented through contractual floors.
Effective April 2023, we transitioned our portfolio interest-rate risk measurement process from using LIBOR to using SOFR as the benchmark interest rate. This change did not have a significant impact on the measurement of our interest-rate risk or our financial results for the three months ended September 30, 2023. The interest-rate sensitivity metrics in the table below as of December 31, 2022 and for the three months ended September 30, 2022 were not revised.
For information on how we measure our interest-rate risk, see “MD&A—Risk Management—Market Risk Management, including Interest-Rate Risk Management” in our 2022 Form 10-K.

Interest-Rate Sensitivity of Net Portfolio to Changes in Interest-Rate Level and Slope of Yield Curve
	As of(1)(2)
	September 30, 2023	December 31, 2022
	(Dollars in millions)
Rate level shock:
-100 basis points	$51	$(10)
-50 basis points	26	5
+50 basis points	(34)	(14)
+100 basis points	(66)	(35)
Rate slope shock:
-25 basis points (flattening)	(17)	(8)
+25 basis points (steepening)	10	10

	For the Three Months Ended September 30,(1)(3)
	2023			2022
	Duration Gap	Rate Slope Shock 25 bps	Rate Level Shock 50 bps	Duration Gap	Rate Slope Shock 25 bps	Rate Level Shock 50 bps
		Market Value Sensitivity			Market Value Sensitivity
	(In years)	(Dollars in millions)		(In years)	(Dollars in millions)
Average	0.04	$(9)	$(33)	(0.03)	$(7)	$(32)
Minimum	0.01	(18)	(58)	(0.07)	(11)	(64)
Maximum	0.06	(1)	(11)	—	(3)	(7)
Standard deviation	0.01	4	10	0.01	2	12
(1)Computed based on changes in SOFR interest-rates swap curve as of and for the three months ended September 30, 2023. Computed based on changes in U.S. LIBOR interest-rates swap curve as of December 31, 2022 and for the three months ended September 30, 2022. Changes in the level of interest rates assume a parallel shift in all maturities of the SOFR or U.S. LIBOR interest-rate swap curve, as applicable. Changes in the slope of the yield curve assume a constant 7-year rate, a shift of 16.7 basis points for the 1-year rate (and shorter tenors) and an opposite shift of 8.3 basis points for the 30-year rate. Rate shocks for remaining maturity points are interpolated.
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

Fannie Mae Third Quarter 2023 Form 10-Q	55

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

Derivative Impact on Interest-Rate Risk (50 Basis Points)
	As of(1)
	September 30, 2023	December 31, 2022
	(Dollars in millions)
Before derivatives	$(280)	$(177)
After derivatives	(34)	(14)
Effect of derivatives	246	163
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

Fannie Mae Third Quarter 2023 Form 10-Q	56

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

Fannie Mae Third Quarter 2023 Form 10-Q	57

MD&A | Critical Accounting Estimates

The table below provides information about our most significant key macroeconomic inputs used in determining our single-family allowance for loan losses: forecasted home price growth rates and interest rates. Although the model consumes a wide range of possible regional home price forecasts and interest rate scenarios that take into account inherent uncertainty, the forecasts below represent the mean path of those simulations used in determining the allowance for each quarter through the nine months ended September 30, 2023, and for each quarter during the year ended December 31, 2022, and how those forecasts have changed between periods of estimate. Below we present our home price and interest rate estimates for the current full year as well as the two succeeding years used in our estimate of expected credit losses. Our forecasts include estimates for periods beyond 2025 that are not presented in the table below.

Select Single-Family Macroeconomic Model Inputs(1)

Forecasted home price growth (decline) rate by period of estimate:(2)
	For the Full Year ending December 31,
	2023	2024	2025
Third Quarter 2023	6.7%	2.8%	(0.4)%
Second Quarter 2023	3.9	(0.7)	(1.5)
First Quarter 2023	(1.2)	(2.2)	(1.1)

	For the Full Year ending December 31,
	2022	2023	2024
Fourth Quarter 2022	8.4%	(4.2)%	(2.3)%
Third Quarter 2022	9.0	(1.5)	(1.4)
Second Quarter 2022	16.0	4.4	0.5
First Quarter 2022	10.8	3.2	1.3

Forecasted 30-year interest rates by period of estimate:(3)
	Through the end of December 31,	For the Full Year ending December 31,
	2023	2024	2025
Third Quarter 2023	7.5%	7.2%	6.8%
Second Quarter 2023	6.7	6.0	5.8
First Quarter 2023	6.2	5.7	5.5

	Through the end of December 31,	For the Full Year ending December 31,
	2022	2023	2024
Fourth Quarter 2022	6.5%	6.5%	6.0%
Third Quarter 2022	6.8	6.7	6.2
Second Quarter 2022	5.7	5.4	5.2
First Quarter 2022	4.7	4.8	4.7
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

Fannie Mae Third Quarter 2023 Form 10-Q	58

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
As noted above, our allowance for loan losses is sensitive to changes in home prices and interest rate changes. To consider the impact of a hypothetical change in home prices, assuming a positive one-percentage point change in the home price growth rate for the first twelve months of the forecast, on a normalized basis, with all other factors held constant, the single-family allowance for loan losses as of September 30, 2023 would decrease by approximately 4%. Conversely, assuming a negative one-percentage point change in the home price growth rate for the first twelve months of the forecast, on a normalized basis, the single-family allowance for loan losses would increase by approximately 4%.
To consider the impact of a hypothetical change in 30-year interest rates, assuming a 50-basis point increase in estimated 30-year interest rates, with all other factors held constant, the single-family allowance for loan losses as of September 30, 2023 would increase by approximately 2%. Conversely, assuming a 50-basis point decrease in 30-year interest rates, the single-family allowance for loan losses would decrease by approximately 2%.
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
Forward-Looking Statements

This report includes statements that constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). In addition, we and our senior management may from time to time make forward-looking statements in our other filings with the SEC, our other publicly available written statements, and orally to analysts, investors, the news media and others. Forward-looking statements often include words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “forecast,” “project,” “would,” “should,” “could,” “likely,” “may,” “will” or similar words. Examples of forward-looking statements in this report include, among others, statements relating to our expectations regarding the following matters:
•our future performance and the factors that will affect such performance;
•the future aggregate liquidation preference of our senior preferred stock;
•economic, mortgage market and housing market conditions (including expectations regarding economic recession, home price changes, unemployment rates, refinance volumes and interest rates), the factors that will affect those conditions, and the impact of those conditions on our business and financial results;

Fannie Mae Third Quarter 2023 Form 10-Q	59

MD&A | Forward-Looking Statements

•our business plans and strategies, and their impact;
•the effects of our credit risk transfer transactions;
•volatility in our financial results and the impact of hedge accounting on such volatility;
•the factors that will affect our retained mortgage portfolio;
•the impact of legislation and regulation on our business or financial results;
•the impact of the adoption of new accounting guidance;
•our payments to HUD and Treasury funds under the GSE Act;
•the risks to our business;
•the future guaranty fees for and credit performance of the loans in our guaranty book of business (including future loan delinquencies and foreclosures) and the factors that will affect such fees and performance;
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
There are a number of factors that could cause actual conditions, events or results to differ materially from those described in our forward-looking statements, including, among others, the following:
•factors that will affect future economic conditions, including the persistence of inflationary pressures and the risk of financial market disruptions, including additional stress in the banking sector, which could further tighten bank credit conditions, dampen consumer and business confidence, and lead to reduced consumer spending, business investment, and hiring activity;
•the impact of stress in the banking sector on the financial condition and business activities of our counterparties, including stress on regional banks and on banks with significant exposure to commercial real estate;
•defaults by one or more of our counterparties;
•uncertainty regarding our future, our exit from conservatorship, our ability to raise or earn the capital needed to meet our capital requirements, and our ability to achieve long-term return targets;
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
•developments that may be difficult to predict, including: market conditions that result in changes in our amortization income from our guaranty book of business or changes in net interest income from our portfolios, fluctuations in the estimated fair value of our derivatives and other financial instruments that we mark to market through our earnings; and developments that affect our loss reserves, such as changes in interest rates, home prices or accounting standards;
•disruptions or instability in the housing and credit markets;

Fannie Mae Third Quarter 2023 Form 10-Q	60

MD&A | Forward-Looking Statements

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
•resolution or settlement agreements we may enter into with our counterparties;

Fannie Mae Third Quarter 2023 Form 10-Q	61

MD&A | Forward-Looking Statements

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
•domestic and global political risks and uncertainties, including the impact of conflict in the Middle East, the Russian war in Ukraine, and tensions between China and Taiwan;
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
Readers are cautioned not to unduly rely on the forward-looking statements we make and to place these forward-looking statements into proper context by carefully considering the factors identified above and those discussed in “Risk Factors” in our 2022 Form 10-K. These forward-looking statements are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement as a result of new information, future events or otherwise, except as required under the federal securities laws.

Fannie Mae Third Quarter 2023 Form 10-Q	62

Financial Statements | Condensed Consolidated Balance Sheets
Item 1.  Financial Statements
FANNIE MAE
(In conservatorship)
Condensed Consolidated Balance Sheets — (Unaudited)
(Dollars in millions)

	As of
	September 30, 2023	December 31, 2022

ASSETS
Cash and cash equivalents	$48,604	$57,987
Restricted cash and cash equivalents (includes $26,993 and $23,348, respectively, related to consolidated trusts)	33,195	29,854
Securities purchased under agreements to resell (includes $900 and $3,475, respectively, related to consolidated trusts)	22,850	14,565
Investments in securities, at fair value	51,872	50,825
Mortgage loans:
Loans held for sale, at lower of cost or fair value	2,587	2,033
Loans held for investment, at amortized cost:
Of Fannie Mae	49,767	52,081
Of consolidated trusts	4,090,205	4,071,669
Total loans held for investment (includes $3,207 and $3,645, respectively, at fair value)	4,139,972	4,123,750
Allowance for loan losses	(8,671)	(11,347)
Total loans held for investment, net of allowance	4,131,301	4,112,403
Total mortgage loans	4,133,888	4,114,436
Advances to lenders	3,384	1,502
Deferred tax assets, net	11,885	12,911
Accrued interest receivable, net (includes $9,861 and $9,241 related to consolidated trusts and net of allowance of $33 and $111, respectively)	10,462	9,821
Other assets	13,240	13,387
Total assets	$4,329,380	$4,305,288
LIABILITIES AND EQUITY
Liabilities:
Accrued interest payable (includes $9,998 and $9,347, respectively, related to consolidated trusts)	$10,758	$9,917
Debt:
Of Fannie Mae (includes $833 and $1,161, respectively, at fair value)	125,652	134,168
Of consolidated trusts (includes $14,210 and $16,260, respectively, at fair value)	4,106,110	4,087,720
Other liabilities (includes $1,715 and $1,748, respectively, related to consolidated trusts)	13,135	13,206
Total liabilities	4,255,655	4,245,011
Commitments and contingencies (Note 13)	—	—
Fannie Mae stockholders’ equity:
Senior preferred stock (liquidation preference of $190,543 and $180,339, respectively)	120,836	120,836
Preferred stock, 700,000,000 shares are authorized—555,374,922 shares issued and outstanding	19,130	19,130
Common stock, no par value, no maximum authorization—1,308,762,703 shares issued and 1,158,087,567 shares outstanding	687	687
Accumulated deficit	(59,546)	(73,011)
Accumulated other comprehensive income	18	35
Treasury stock, at cost, 150,675,136 shares	(7,400)	(7,400)
Total stockholders’ equity (See Note 1: Senior Preferred Stock Purchase Agreement and Senior Preferred Stock for information on the related dividend obligation and liquidation preference)	73,725	60,277
Total liabilities and equity	$4,329,380	$4,305,288

See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) Third Quarter 2023 Form 10-Q	63

Financial Statements | Condensed Consolidated Statements of Operations and Comprehensive Income
FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Operations and Comprehensive Income — (Unaudited)
(Dollars and shares in millions, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2023	2022	2023	2022
Interest income:
Investments in securities	$1,075	$525	$3,157	$1,009
Mortgage loans	33,711	30,114	98,503	86,338
Other	629	211	1,665	298
Total interest income	35,415	30,850	103,325	87,645
Interest expense:
Short-term debt	(201)	(17)	(503)	(23)
Long-term debt	(27,994)	(23,709)	(81,781)	(65,291)
Total interest expense	(28,195)	(23,726)	(82,284)	(65,314)
Net interest income	7,220	7,124	21,041	22,331
Benefit (provision) for credit losses	652	(2,536)	1,786	(2,994)
Net interest income after benefit (provision) for credit losses	7,872	4,588	22,827	19,337
Investment gains (losses), net	8	(172)	(34)	(323)
Fair value gains, net	795	292	1,403	1,301
Fee and other income	76	105	209	269
Non-interest income	879	225	1,578	1,247
Administrative expenses:
Salaries and employee benefits	(477)	(439)	(1,424)	(1,244)
Professional services	(211)	(229)	(587)	(636)
Other administrative expenses	(209)	(202)	(618)	(593)
Total administrative expenses	(897)	(870)	(2,629)	(2,473)
TCCA fees	(860)	(850)	(2,571)	(2,515)
Credit enhancement expense	(390)	(364)	(1,115)	(974)
Change in expected credit enhancement recoveries	(128)	290	(168)	303
Other expenses, net	(535)	(154)	(922)	(612)
Total expenses	(2,810)	(1,948)	(7,405)	(6,271)
Income before federal income taxes	5,941	2,865	17,000	14,313
Provision for federal income taxes	(1,242)	(429)	(3,535)	(2,816)
Net income	4,699	2,436	13,465	11,497
Other comprehensive loss	(18)	(3)	(17)	(14)
Total comprehensive income	$4,681	$2,433	$13,448	$11,483
Net income	$4,699	$2,436	$13,465	$11,497
Dividends distributed or amounts attributable to senior preferred stock	(4,681)	(2,433)	(13,448)	(11,483)
Net income attributable to common stockholders	$18	$3	$17	$14
Earnings per share:
Basic	$0.00	$0.00	$0.00	$0.00
Diluted	0.00	0.00	0.00	0.00
Weighted-average common shares outstanding:
Basic	5,867	5,867	5,867	5,867
Diluted	5,893	5,893	5,893	5,893

See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) Third Quarter 2023 Form 10-Q	64

Financial Statements | Condensed Consolidated Statements of Cash Flows
FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Cash Flows — (Unaudited)
(Dollars in millions)

	For the Nine Months Ended September 30,
	2023	2022
Net cash provided by operating activities	$9,848	$33,411
Cash flows provided by (used in) investing activities:
Mortgage loans acquired held for investment:
Purchases	(96,791)	(213,203)
Proceeds from sales	1,541	5,860
Proceeds from repayments	258,578	415,130
Advances to lenders	(82,907)	(152,947)
Proceeds from disposition of acquired property and preforeclosure sales	3,767	2,097
Net change in securities purchased under agreements to resell	(8,285)	(3,207)
Other, net	(660)	(1,267)
Net cash provided by investing activities	75,243	52,463
Cash flows provided by (used in) financing activities:
Proceeds from issuance of debt of Fannie Mae	307,041	260,669
Payments to redeem debt of Fannie Mae	(315,741)	(328,132)
Proceeds from issuance of debt of consolidated trusts	181,366	402,949
Payments to redeem debt of consolidated trusts	(263,799)	(466,430)
Net cash used in financing activities	(91,133)	(130,944)
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	(6,042)	(45,070)
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	87,841	108,631
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$81,799	$63,561
Cash paid during the period for:
Interest	$83,207	$74,956
Income taxes	2,050	2,700

See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) Third Quarter 2023 Form 10-Q	65

Financial Statements | Condensed Consolidated Statements of Changes in Equity
FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Changes in
Equity — (Unaudited)
(Dollars and shares in millions)

	Fannie Mae Stockholders’ Equity
	Shares Outstanding			Senior Preferred Stock	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Equity
	Senior Preferred	Preferred	Common
Balance as of June 30, 2023	1	556	1,158	$120,836	$19,130	$687	$(64,245)	$36	$(7,400)	$69,044
Comprehensive income:
Net income	—	—	—	—	—	—	4,699	—	—	4,699
Other comprehensive income, net of tax effect:
Changes in net unrealized gains on available-for-sale securities (net of taxes of $3)	—	—	—	—	—	—	—	(16)	—	(16)
Other (net of taxes of $1)	—	—	—	—	—	—	—	(2)	—	(2)
Total comprehensive income										4,681
Balance as of September 30, 2023	1	556	1,158	$120,836	$19,130	$687	$(59,546)	$18	$(7,400)	$73,725

	Fannie Mae Stockholders’ Equity
	Shares Outstanding			Senior Preferred Stock	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Equity
	Senior Preferred	Preferred	Common
Balance as of December 31, 2022	1	556	1,158	$120,836	$19,130	$687	$(73,011)	$35	$(7,400)	$60,277
Comprehensive income:
Net income	—	—	—	—	—	—	13,465	—	—	13,465
Other comprehensive income, net of tax effect:
Changes in net unrealized gains on available-for-sale securities (net of taxes of $3)	—	—	—	—	—	—	—	(12)	—	(12)
Other (net of taxes of $1)	—	—	—	—	—	—	—	(5)	—	(5)
Total comprehensive income										13,448
Balance as of September 30, 2023	1	556	1,158	$120,836	$19,130	$687	$(59,546)	$18	$(7,400)	$73,725

See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) Third Quarter 2023 Form 10-Q	66

Financial Statements | Condensed Consolidated Statements of Changes in Equity
FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Changes in
Equity — (Unaudited)
(Dollars and shares in millions)

	Fannie Mae Stockholders’ Equity
	Shares Outstanding			Senior Preferred Stock	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Equity
	Senior Preferred	Preferred	Common
Balance as of June 30, 2022	1	556	1,158	$120,836	$19,130	$687	$(76,873)	$27	$(7,400)	$56,407
Comprehensive income:
Net income	—	—	—	—	—	—	2,436	—	—	2,436
Other comprehensive income, net of tax effect:
Changes in net unrealized gains on available-for-sale securities (net of taxes of $1)	—	—	—	—	—	—	—	(4)	—	(4)
Reclassification adjustment for gains included in net income (net of taxes of $1)	—	—	—	—	—	—	—	3	—	3
Other (net of taxes of $1)	—	—	—	—	—	—	—	(2)	—	(2)
Total comprehensive income										2,433
Balance as of September 30, 2022	1	556	1,158	$120,836	$19,130	$687	$(74,437)	$24	$(7,400)	$58,840

	Fannie Mae Stockholders’ Equity
	Shares Outstanding			Senior Preferred Stock	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Equity
	Senior Preferred	Preferred	Common
Balance as of December 31, 2021	1	556	1,158	$120,836	$19,130	$687	$(85,934)	$38	$(7,400)	$47,357
Comprehensive income:
Net income	—	—	—	—	—	—	11,497	—	—	11,497
Other comprehensive income, net of tax effect:
Changes in net unrealized gains on available-for-sale securities (net of taxes of $5)	—	—	—	—	—	—	—	(19)	—	(19)
Reclassification adjustment for gains included in net income (net of taxes of $3)	—	—	—	—	—	—	—	11	—	11
Other (net of taxes of $2)	—	—	—	—	—	—	—	(6)	—	(6)
Total comprehensive income										11,483
Balance as of September 30, 2022	1	556	1,158	$120,836	$19,130	$687	$(74,437)	$24	$(7,400)	$58,840

See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) Third Quarter 2023 Form 10-Q	67

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
The unaudited interim condensed consolidated financial statements as of and for the three and nine months ended September 30, 2023 and related notes should be read in conjunction with our audited consolidated financial statements and related notes included in our 2022 Form 10-K.
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the SEC’s instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. The accompanying condensed consolidated financial statements include our accounts as well as the accounts of other entities in which we have a controlling financial interest. All intercompany accounts and transactions have been eliminated. Results for the three and nine months ended September 30, 2023 may not necessarily be indicative of the results for the year ending December 31, 2023.
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

Fannie Mae (In conservatorship) Third Quarter 2023 Form 10-Q	68

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
Treasury has made a commitment under the senior preferred stock purchase agreement to provide funding to us under certain circumstances if we have a net worth deficit. Pursuant to the senior preferred stock purchase agreement, we have received a total of $119.8 billion from Treasury as of September 30, 2023, and the amount of remaining funding available to us under the agreement is $113.9 billion. We have not received any funding from Treasury under this commitment since the first quarter of 2018. We had positive net worth of $73.7 billion as of September 30, 2023.
The dividend provisions of the senior preferred stock permit us to retain increases in our net worth until our net worth exceeds the amount of adjusted total capital necessary for us to meet the capital requirements and buffers under the enterprise regulatory capital framework established by FHFA.
The aggregate liquidation preference of the senior preferred stock increased to $190.5 billion as of September 30, 2023 from $185.5 billion as of June 30, 2023, due to the $5.0 billion increase in our net worth in the second quarter of 2023. The aggregate liquidation preference of the senior preferred stock will further increase to $195.2 billion as of December 31, 2023, due to the $4.7 billion increase in our net worth in the third quarter of 2023.
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

Fannie Mae (In conservatorship) Third Quarter 2023 Form 10-Q	69

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
Transactions with Treasury
Treasury Making Home Affordable Program
Our administrative expenses were reduced by $4 million for the three months ended September 30, 2022, and $6 million and $11 million for the nine months ended September 30, 2023 and 2022, respectively, due to reimbursements from Treasury and Freddie Mac for expenses incurred as program administrator for Treasury’s Home Affordable Modification Program and other initiatives under Treasury’s Making Home Affordable Program. Our role as program administrator concluded in the third quarter of 2023, and we expect to receive our final reimbursement from Treasury in the fourth quarter of 2023.
Obligation to Pay TCCA Fees to Treasury
We recognized Temporary Payroll Tax Cut Continuation Act of 2011 (“TCCA”) fees of $860 million and $850 million for the three months ended September 30, 2023 and 2022, respectively, and $2.6 billion and $2.5 billion for the nine months ended September 30, 2023 and 2022, respectively, of which $860 million had not been remitted to Treasury as of September 30, 2023.
Treasury Interest in Affordable Housing Allocations
The GSE Act requires us to set aside certain funding obligations, a portion of which is attributable to Treasury’s Capital Magnet Fund. These funding obligations are measured as the product of 4.2 basis points and the unpaid principal balance of our total new business purchases for the respective period, with 35% of this amount payable to Treasury’s Capital Magnet Fund. We recognized a total of $15 million and $19 million in “Other expenses, net” for the three months ended September 30, 2023 and 2022, respectively, and $42 million and $85 million for the nine months ended September 30, 2023 and 2022, respectively, in connection with Treasury’s Capital Magnet Fund, of which $42 million had not been remitted as of September 30, 2023.
Transactions with FHFA
The GSE Act authorizes FHFA to establish an annual assessment for regulated entities, including Fannie Mae, which is payable on a semi-annual basis (April and October), for FHFA’s costs and expenses, as well as to maintain FHFA’s working capital. We recognized FHFA assessment fees, which are recorded in “Administrative expenses” in our condensed consolidated statements of operations and comprehensive income, of $39 million and $30 million for the three months ended September 30, 2023 and 2022, respectively, and $118 million and $93 million for the nine months ended September 30, 2023 and 2022, respectively.
Transactions with CSS and Freddie Mac
We contributed funds to CSS, the company we jointly own with Freddie Mac, of $13 million for the three months ended September 30, 2023 and 2022, and $55 million and $51 million for the nine months ended September 30, 2023 and 2022, respectively. Net operating losses associated with our investment in CSS are recorded in “Other expenses, net” in our condensed consolidated statements of operations and comprehensive income.
Acquired Property, Net
We recognize foreclosed property (i.e., “Acquired property, net”) upon the earlier of the loan foreclosure event or when we take physical possession of the property (i.e., through a deed-in-lieu of foreclosure transaction). We present foreclosed property in “Other assets” in our condensed consolidated balance sheets. We held $1.7 billion and $1.6 billion of acquired property, net as of September 30, 2023 and December 31, 2022, respectively.
Earnings per Share
Earnings per share (“EPS”) is presented for basic and diluted EPS. We compute basic EPS by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. However, as a result of our conservatorship status and the terms of the senior preferred stock, no amounts would be available to distribute as dividends to common or preferred stockholders (other than to Treasury as the holder of the senior preferred stock). Net income attributable to common stockholders excludes amounts attributable to the senior preferred stock liquidation preference, which increases as described in “Note 11, Equity” in our 2022 Form 10-K. Weighted average common shares include 4.7 billion shares for the periods ended September 30, 2023 and 2022 that

Fannie Mae (In conservatorship) Third Quarter 2023 Form 10-Q	70

Notes to Condensed Consolidated Financial Statements | Summary of Significant Accounting Policies
would have been issued upon the full exercise of the warrant issued to Treasury from the date the warrant was issued through September 30, 2023 and 2022.
The calculation of diluted EPS includes all the components of basic earnings per share, plus the dilutive effect of common stock equivalents such as convertible securities and stock options. Weighted average shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. For the three and nine months ended September 30, 2023 and 2022, our diluted EPS weighted-average shares outstanding includes 26 million shares issuable upon the conversion of convertible preferred stock.
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

Fannie Mae (In conservatorship) Third Quarter 2023 Form 10-Q	71

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

	As of
	September 30, 2023	December 31, 2022

	(Dollars in millions)
Assets and liabilities recorded in our condensed consolidated balance sheets related to unconsolidated mortgage-backed trusts:
Investments in securities, at fair value	$2,735	$3,353
Other assets	37	40
Other liabilities	(43)	(45)
Net carrying amount	$2,729	$3,348
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
Our maximum exposure to loss related to unconsolidated securitization and resecuritization trusts, which includes but is not limited to our exposure to these Freddie Mac securities, was approximately $224 billion and $240 billion as of September 30, 2023 and December 31, 2022, respectively. The total assets of our unconsolidated securitization and resecuritization trusts were approximately $230 billion and $240 billion as of September 30, 2023 and December 31, 2022, respectively.
The maximum exposure to loss for our unconsolidated limited partnerships and similar legal entities, which consist of LIHTC investments, community investments and other entities, was $478 million and the related net carrying value was $474 million as of September 30, 2023. As of December 31, 2022, the maximum exposure to loss was $427 million and the related net carrying value was $424 million. The total assets of these limited partnership investments were $5.5 billion and $4.3 billion as of September 30, 2023 and December 31, 2022, respectively.
The maximum exposure to loss related to our involvement with unconsolidated SPVs that transfer credit risk represents the unpaid principal balance and accrued interest payable of obligations issued by the Connecticut Avenue Securities® (“CAS”) and Multifamily Connecticut Avenue SecuritiesTM (“MCASTM”) SPVs. The maximum exposure to loss related to these unconsolidated SPVs was $20.1 billion and $16.9 billion as of September 30, 2023 and December 31, 2022, respectively. The total assets related to these unconsolidated SPVs were $20.1 billion and $17.0 billion as of September 30, 2023 and December 31, 2022, respectively.
The unpaid principal balance of our multifamily loan portfolio was $455.6 billion as of September 30, 2023. As our lending relationship does not provide us with a controlling financial interest in the borrower entity, we do not consolidate these borrowers regardless of their status as either a VIE or a voting interest entity. We have excluded these entities from our VIE disclosures. However, the disclosures we have provided in “Note 3, Mortgage Loans,” “Note 4, Allowance for Loan Losses” and “Note 6, Financial Guarantees” with respect to this population are consistent with the FASB’s stated objectives for the disclosures related to unconsolidated VIEs.
Transfers of Financial Assets
We issue Fannie Mae MBS through portfolio securitization transactions by transferring pools of mortgage loans or mortgage-related securities to one or more trusts or special purpose entities. We are considered to be the transferor when we transfer assets from our own retained mortgage portfolio in a portfolio securitization transaction. For the three months ended September 30, 2023 and 2022, the unpaid principal balance of portfolio securitizations was $35.3 billion

Fannie Mae (In conservatorship) Third Quarter 2023 Form 10-Q	72

Notes to Condensed Consolidated Financial Statements | Consolidations and Transfers of Financial Assets

and $56.1 billion, respectively. For the nine months ended September 30, 2023 and 2022, the unpaid principal balance of portfolio securitizations was $100.5 billion and $235.9 billion, respectively. The substantial majority of these portfolio securitization transactions generally do not qualify for sale treatment. Portfolio securitization trusts that do qualify for sale treatment primarily consist of loans that are guaranteed or insured, in whole or in part, by the U.S. government.
We retain interests from the transfer and sale of mortgage-related securities to unconsolidated single-class and multi-class portfolio securitization trusts. As of September 30, 2023, the unpaid principal balance of retained interests was $844 million and its related fair value was $1.3 billion. As of December 31, 2022, the unpaid principal balance of retained interests was $910 million and its related fair value was $1.4 billion. For the three months ended September 30, 2023 and 2022, the principal, interest and other fees received on retained interests was $72 million and $86 million, respectively. For the nine months ended September 30, 2023 and 2022, the principal, interest and other fees received on retained interests was $220 million and $308 million, respectively.
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
The following table displays the carrying value of our mortgage loans and allowance for loan losses.

	As of
	September 30, 2023	December 31, 2022
	(Dollars in millions)
Single-family	$3,644,725	$3,644,158
Multifamily	455,555	431,440
Total unpaid principal balance of mortgage loans	4,100,280	4,075,598
Cost basis and fair value adjustments, net	42,279	50,185
Allowance for loan losses for HFI loans	(8,671)	(11,347)
Total mortgage loans(1)	$4,133,888	$4,114,436
(1)Excludes $10.1 billion and $9.5 billion of accrued interest receivable, net of allowance as of September 30, 2023 and December 31, 2022, respectively.

Fannie Mae (In conservatorship) Third Quarter 2023 Form 10-Q	73

Notes to Condensed Consolidated Financial Statements | Mortgage Loans
The following table displays information about our purchase of HFI loans, redesignation of loans and sales of mortgage loans during the period.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2023	2022	2023	2022
	(Dollars in millions)
Purchase of HFI loans:
Single-family unpaid principal balance	$89,228	$117,686	$245,870	$529,453
Multifamily unpaid principal balance	16,415	15,943	41,761	50,627

Single-family loans redesignated from HFI to HFS:
Amortized cost	$3,122	$1,726	$3,122	$6,099
Lower of cost or fair value adjustment at time of redesignation(1)	(638)	(196)	(638)	(418)
Allowance reversed at time of redesignation	47	80	47	298

Single-family loans redesignated from HFS to HFI:
Amortized cost	$372	$1	$372	$1

Single-family loans sold:
Unpaid principal balance	$—	$1,919	$1,842	$6,229
Realized gains, net	—	20	17	91
(1)Consists of the write-off against the allowance at the time of redesignation.
The amortized cost of single-family mortgage loans for which formal foreclosure proceedings were in process was $4.6 billion as of September 30, 2023 and December 31, 2022. Typically, a portion of the loans in the process of formal foreclosure proceedings will not ultimately foreclose as a result of our various loss mitigation and foreclosure prevention efforts.

Fannie Mae (In conservatorship) Third Quarter 2023 Form 10-Q	74

Notes to Condensed Consolidated Financial Statements | Mortgage Loans
Aging Analysis
The following tables display an aging analysis of the total amortized cost of our HFI mortgage loans by portfolio segment and class of financing receivable, excluding loans for which we have elected the fair value option.

	As of September 30, 2023
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(1)	Total Delinquent	Current	Total	Loans 90 Days or More Delinquent and Accruing Interest	Nonaccrual Loans with No Allowance
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$29,388	$7,174	$17,461	$54,023	$3,140,515	$3,194,538	$2,208	$3,412
15-year or less, amortizing fixed-rate	1,648	289	639	2,576	441,002	443,578	126	165
Adjustable-rate	157	34	101	292	26,413	26,705	18	26
Other(2)	566	153	614	1,333	25,105	26,438	178	247
Total single-family	31,759	7,650	18,815	58,224	3,633,035	3,691,259	2,530	3,850
Multifamily(3)	187	N/A	2,169	2,356	453,272	455,628	295	807
Total	$31,946	$7,650	$20,984	$60,580	$4,086,307	$4,146,887	$2,825	$4,657

	As of December 31, 2022
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(1)	Total Delinquent	Current	Total	Loans 90 Days or More Delinquent and Accruing Interest	Nonaccrual Loans with No Allowance
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$27,891	$6,774	$19,990	$54,655	$3,092,199	$3,146,854	$13,257	$3,254
15-year or less, amortizing fixed-rate	1,902	314	800	3,016	488,452	491,468	666	82
Adjustable-rate	176	38	127	341	26,767	27,108	90	24
Other(2)	660	179	898	1,737	30,362	32,099	424	324
Total single-family	30,629	7,305	21,815	59,749	3,637,780	3,697,529	14,437	3,684
Multifamily(3)	173	N/A	955	1,128	431,094	432,222	11	13
Total	$30,802	$7,305	$22,770	$60,877	$4,068,874	$4,129,751	$14,448	$3,697
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

Fannie Mae (In conservatorship) Third Quarter 2023 Form 10-Q	75

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

	Credit Quality Indicators as of September 30, 2023 and Write-offs For the Nine Months Ended September 30, 2023, by Year of Origination(1)
	2023	2022	2021	2020	2019	Prior	Total
	(Dollars in millions)
Estimated mark-to-market LTV ratio:(2)
20- and 30-year or more, amortizing fixed-rate:
Less than or equal to 80%	$117,474	$316,653	$902,920	$779,843	$139,305	$664,732	$2,920,927
Greater than 80% and less than or equal to 90%	39,749	100,635	39,119	3,402	829	1,168	184,902
Greater than 90% and less than or equal to 100%	48,108	35,593	3,374	359	75	214	87,723
Greater than 100%	32	585	124	45	17	179	982
Total 20- and 30-year or more, amortizing fixed-rate	205,363	453,466	945,537	783,649	140,226	666,293	3,194,534
Current-year 20- and 30-year or more, amortizing fixed-rate write-offs	$—	$24	$37	$38	$104	$533	$736
15-year or less, amortizing fixed-rate:
Less than or equal to 80%	5,995	36,184	170,132	121,606	17,852	90,299	442,068
Greater than 80% and less than or equal to 90%	416	758	62	6	—	2	1,244
Greater than 90% and less than or equal to 100%	209	54	2	—	—	—	265
Greater than 100%	—	—	—	—	—	1	1
Total 15-year or less, amortizing fixed-rate	6,620	36,996	170,196	121,612	17,852	90,302	443,578
Current-year 15-year or less, amortizing fixed-rate write-offs	—	—	1	1	—	4	6
Adjustable-rate:
Less than or equal to 80%	1,257	4,574	6,078	1,697	730	10,231	24,567
Greater than 80% and less than or equal to 90%	415	1,079	84	6	2	4	1,590
Greater than 90% and less than or equal to 100%	227	311	6	1	—	1	546
Greater than 100%	—	2	—	—	—	—	2
Total adjustable-rate	1,899	5,966	6,168	1,704	732	10,236	26,705
Current-year adjustable-rate write-offs	—	—	—	—	1	1	2
Other:
Less than or equal to 80%	—	—	—	—	27	20,038	20,065
Greater than 80% and less than or equal to 90%	—	—	—	—	—	93	93
Greater than 90% and less than or equal to 100%	—	—	—	—	—	42	42
Greater than 100%	—	—	—	—	—	39	39
Total other	—	—	—	—	27	20,212	20,239
Current-year other write-offs	—	—	—	—	—	46	46

Total for all classes by LTV ratio:(2)
Less than or equal to 80%	$124,726	$357,411	$1,079,130	$903,146	$157,914	$785,300	$3,407,627
Greater than 80% and less than or equal to 90%	40,580	102,472	39,265	3,414	831	1,267	187,829
Greater than 90% and less than or equal to 100%	48,544	35,958	3,382	360	75	257	88,576
Greater than 100%	32	587	124	45	17	219	1,024
Total	$213,882	$496,428	$1,121,901	$906,965	$158,837	$787,043	$3,685,056
Total current-year write-offs	$—	$24	$38	$39	$105	$584	$790

Fannie Mae (In conservatorship) Third Quarter 2023 Form 10-Q	76

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

	Credit Quality Indicators as of December 31, 2022, by Year of Origination(1)
	2022	2021	2020	2019	2018	Prior	Total
	(Dollars in millions)
Estimated mark-to-market LTV ratio:(2)
20- and 30-year or more, amortizing fixed-rate:
Less than or equal to 80%	$281,257	$896,977	$820,452	$149,067	$70,306	$651,297	$2,869,356
Greater than 80% and less than or equal to 90%	84,864	86,335	5,904	1,152	618	1,062	179,935
Greater than 90% and less than or equal to 100%	84,664	9,284	1,333	217	77	224	95,799
Greater than 100%	1,230	208	56	18	12	240	1,764
Total 20- and 30-year or more, amortizing fixed-rate	452,015	992,804	827,745	150,454	71,013	652,823	3,146,854
15-year or less, amortizing fixed-rate:
Less than or equal to 80%	37,830	185,511	134,336	20,239	7,324	103,841	489,081
Greater than 80% and less than or equal to 90%	1,363	410	33	3	—	2	1,811
Greater than 90% and less than or equal to 100%	552	16	1	—	—	1	570
Greater than 100%	3	1	—	—	—	2	6
Total 15-year or less, amortizing fixed-rate	39,748	185,938	134,370	20,242	7,324	103,846	491,468
Adjustable-rate:
Less than or equal to 80%	3,971	6,383	1,865	821	906	11,226	25,172
Greater than 80% and less than or equal to 90%	1,013	236	12	3	1	3	1,268
Greater than 90% and less than or equal to 100%	645	21	—	—	1	—	667
Greater than 100%	1	—	—	—	—	—	1
Total adjustable-rate	5,630	6,640	1,877	824	908	11,229	27,108
Other:
Less than or equal to 80%	—	—	—	29	222	22,103	22,354
Greater than 80% and less than or equal to 90%	—	—	—	—	1	129	130
Greater than 90% and less than or equal to 100%	—	—	—	—	1	56	57
Greater than 100%	—	—	—	—	—	57	57
Total other	—	—	—	29	224	22,345	22,598
Total	$497,393	$1,185,382	$963,992	$171,549	$79,469	$790,243	$3,688,028

Total for all classes by LTV ratio:(2)
Less than or equal to 80%	$323,058	$1,088,871	$956,653	$170,156	$78,758	$788,467	$3,405,963
Greater than 80% and less than or equal to 90%	87,240	86,981	5,949	1,158	620	1,196	183,144
Greater than 90% and less than or equal to 100%	85,861	9,321	1,334	217	79	281	97,093
Greater than 100%	1,234	209	56	18	12	299	1,828
Total	$497,393	$1,185,382	$963,992	$171,549	$79,469	$790,243	$3,688,028
(1)Excludes amortized cost of $6.2 billion and $9.5 billion as of September 30, 2023 and December 31, 2022, respectively, of mortgage loans guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies, which represents primarily reverse mortgages for which we do not calculate an estimated mark-to-market LTV ratio. For the nine months ended September 30, 2023, it also excludes write-offs of $4 million, of mortgage loans guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies. Year of loan origination may not be the same as the period in which we subsequently acquired the loan.
(2)The aggregate estimated mark-to-market LTV ratio is based on the unpaid principal balance of the loan divided by the estimated current value of the property as of the end of each reported period, which we calculate using an internal valuation model that estimates periodic changes in home value.

Fannie Mae (In conservatorship) Third Quarter 2023 Form 10-Q	77

Notes to Condensed Consolidated Financial Statements | Mortgage Loans
The following tables display the total amortized cost of our multifamily HFI loans by year of origination and credit-risk rating, excluding loans for which we have elected the fair value option. Property operating income and property valuations are key inputs to our internally assigned credit risk ratings. For the periods beginning January 1, 2023, the tables below includes current year write-offs of our multifamily HFI mortgage loans by year of origination, excluding loans for which we have elected the fair value option.

	Credit Quality Indicators as of September 30, 2023 and Write-offs For the Nine Months Ended September 30, 2023, by Year of Origination(1)
	2023	2022	2021	2020	2019	Prior	Total
	(Dollars in millions)
Internally assigned credit risk rating:
Pass(2)	$39,087	$53,256	$60,621	$73,279	$57,342	$138,908	$422,493
Special mention(3)	—	8	114	53	19	298	492
Substandard(4)	1	7,807	3,904	2,600	3,726	14,600	32,638
Doubtful(5)	—	—	—	—	5	—	5
Total	$39,088	$61,071	$64,639	$75,932	$61,092	$153,806	$455,628
Current-year write-offs	$—	$3	$—	$7	$23	$273	$306

	Credit Quality Indicators as of December 31, 2022, by Year of Origination(1)
	2022	2021	2020	2019	2018	Prior	Total
	(Dollars in millions)
Internally assigned credit risk rating:
Pass(2)	$57,976	$64,165	$75,468	$59,507	$48,720	$103,772	$409,608
Special mention(3)	11	41	128	55	54	306	595
Substandard(4)	1,415	1,580	1,388	2,816	2,488	12,324	22,011
Doubtful(5)	—	—	—	—	8	—	8
Total	$59,402	$65,786	$76,984	$62,378	$51,270	$116,402	$432,222
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
(4)Loans classified as “Substandard” have a well-defined weakness that jeopardizes the timely full repayment. We had seniors housing loans with an amortized cost of $9.1 billion and $9.2 billion as of September 30, 2023 and December 31, 2022, respectively, classified as substandard.
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

Fannie Mae (In conservatorship) Third Quarter 2023 Form 10-Q	78

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

	For the Three Months Ended September 30, 2023
	Payment Delay (Only)
	Forbearance Plan	Payment Deferral	Trial Modification and Repayment Plans	Payment Delay and Term Extension(1)	Payment Delay, Term Extension and Interest Rate Reduction(1)	Total	Percentage of Total by Financing Class(2)
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$7,287	$2,424	$3,407	$1,819	$41	$14,978	*
15-year or less, amortizing fixed-rate	311	97	130	—	—	538	*
Adjustable-rate	42	8	11	—	1	62	*
Other	54	30	57	31	22	194	1%
Total single-family	7,694	2,559	3,605	1,850	64	15,772	*
Multifamily	361	—	—	—	560	921	*
Total(3)	$8,055	$2,559	$3,605	$1,850	$624	$16,693	*

Fannie Mae (In conservatorship) Third Quarter 2023 Form 10-Q	79

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

	For the Nine Months Ended September 30, 2023
	Payment Delay (Only)
	Forbearance Plan	Payment Deferral	Trial Modification and Repayment Plans	Payment Delay and Term Extension(1)	Payment Delay, Term Extension and Interest Rate Reduction(1)	Total	Percentage of Total by Financing Class(2)
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$10,851	$8,306	$6,216	$5,209	$360	$30,942	1%
15-year or less, amortizing fixed-rate	465	343	241	1	1	1,051	*
Adjustable-rate	59	31	22	—	7	119	*
Other	128	108	137	94	65	532	2
Total single-family	11,503	8,788	6,616	5,304	433	32,644	1
Multifamily	1,045	—	—	—	585	1,630	*
Total(3)	$12,548	$8,788	$6,616	$5,304	$1,018	$34,274	1

	For the Three Months Ended September 30, 2022
	Payment Delay (Only)
	Forbearance Plan	Payment Deferral	Trial Modification and Repayment Plans	Payment Delay and Term Extension(1)	Payment Delay, Term Extension and Interest Rate Reduction(1)	Total	Percentage of Total by Financing Class(2)
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$9,811	$3,827	$2,869	$1,144	$2,321	$19,972	1%
15-year or less, amortizing fixed-rate	478	196	129	1	1	805	*
Adjustable-rate	49	22	15	—	3	89	*
Other	173	77	86	25	91	452	1
Total single-family	10,511	4,122	3,099	1,170	2,416	21,318	1
Multifamily	6	—	—	—	18	24	*
Total(3)	$10,517	$4,122	$3,099	$1,170	$2,434	$21,342	1

Fannie Mae (In conservatorship) Third Quarter 2023 Form 10-Q	80

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

	For the Nine Months Ended September 30, 2022
	Payment Delay (Only)
	Forbearance Plan	Payment Deferral	Trial Modification and Repayment Plans	Payment Delay and Term Extension(1)	Payment Delay, Term Extension and Interest Rate Reduction(1)	Total	Percentage of Total by Financing Class(2)
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$13,905	$14,705	$5,417	$2,832	$11,247	$48,106	2%
15-year or less, amortizing fixed-rate	697	794	245	2	1	1,739	*
Adjustable-rate	76	83	39	—	26	224	1
Other	289	353	182	109	497	1,430	4
Total single-family	14,967	15,935	5,883	2,943	11,771	51,499	1
Multifamily	187	—	—	—	18	205	*
Total(3)	$15,154	$15,935	$5,883	$2,943	$11,789	$51,704	1
*    Represents less than 0.5% of total by financing class.
(1)    Represents loans that received a contractual modification.
(2)    Based on the amortized cost basis as of period end, divided by the period-end amortized cost basis of the corresponding class of financing receivable.
(3)    Excludes $276 million and $1.2 billion for the three and nine months ended September 30, 2023, respectively, and $205 million and $3.0 billion for the three and nine months ended September 30, 2022, respectively, for loans that were the subject of loss mitigation activity during the period that paid off, were repurchased or sold prior to period end. Also excludes loans that liquidated either through foreclosure, deed-in-lieu of foreclosure, or a short sale. Loans may move from one category to another, as a result of the restructuring(s) they received during the period, in which case they appear in the table above only in the category that best reflects the cumulative effects of the loan restructurings received during the periods.
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

	For the Three Months Ended September 30,
	2023			2022
	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (in Months)	Average Amount Capitalized as a Result of a Payment Delay(1)	Weighted- Average Interest Rate Reduction	Weighted- Average Term Extension (in Months)	Average Amount Capitalized as a Result of a Payment Delay(1)
Loan by class of financing receivable(2):
20- and 30-year or more, amortizing fixed-rate	1.05%	167	$16,464	1.18%	179	$20,896
15-year or less, amortizing fixed-rate	2.41	52	14,218	1.88	45	16,950
Adjustable-rate	1.97	—	12,980	1.47	—	22,079
Other	1.04	199	23,072	1.66	192	21,042

Fannie Mae (In conservatorship) Third Quarter 2023 Form 10-Q	81

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

	For the Nine Months Ended September 30,
	2023			2022
	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (in Months)	Average Amount Capitalized as a Result of a Payment Delay(1)	Weighted- Average Interest Rate Reduction	Weighted- Average Term Extension (in Months)	Average Amount Capitalized as a Result of a Payment Delay(1)
Loan by class of financing receivable(2):
20- and 30-year or more, amortizing fixed-rate	1.08%	171	$16,798	1.45%	179	$22,862
15-year or less, amortizing fixed-rate	2.22	70	14,588	2.31	52	19,872
Adjustable-rate	1.29	—	14,823	0.82	—	23,065
Other	1.31	188	21,396	1.82	184	23,776
(1)    Represents the average amount of delinquency-related amounts that were capitalized as part of the loan balance. Amounts are in whole dollars.
(2)    Excludes the financial effects of modifications for loans that were paid off or otherwise liquidated as of period-end.
The following tables display the amortized cost of HFI loans that defaulted during the period and had received a completed modification or payment deferral in the twelve months prior to the payment default. The substantial majority of loans that received a completed modification or a payment deferral during the third quarter of 2023 did not default during the period. For purposes of the default tables, we define loans that had a payment default as single-family loans with completed modifications that are two or more months delinquent during the period; or multifamily loans with completed modifications that are one or more months delinquent during the period. For loans that receive a forbearance plan, repayment plan or trial modification, these loss mitigation options generally remain in default until the loan is no longer delinquent as a result of the payment of all past-due amounts or as a result of a loan modification or payment deferral. Therefore, forbearance plans, repayment plans and trial modifications are not included in default tables below.

Fannie Mae (In conservatorship) Third Quarter 2023 Form 10-Q	82

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

	For the Three Months Ended September 30, 2023
	Payment Delay as a Result of a Payment Deferral (Only)	Payment Delay and Term Extension	Payment Delay, Term Extension and Interest Rate Reduction	Total
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$861	$468	$80	$1,409
15-year or less, amortizing fixed-rate	28	—	—	28
Adjustable-rate	1	—	1	2
Other	12	9	6	27
Total single-family	902	477	87	1,466
Multifamily	—	—	—	—
Total loans that subsequently defaulted(1)	$902	$477	$87	$1,466

	For the Nine Months Ended September 30, 2023
	Payment Delay as a Result of a Payment Deferral (Only)	Payment Delay and Term Extension	Payment Delay, Term Extension and Interest Rate Reduction	Total
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$1,635	$746	$298	$2,679
15-year or less, amortizing fixed-rate	51	1	—	52
Adjustable-rate	4	—	2	6
Other	20	14	17	51
Total single-family	1,710	761	317	2,788
Multifamily	—	—	—	—
Total loans that subsequently defaulted(1)	$1,710	$761	$317	$2,788
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

	For the Three Months Ended September 30, 2022
	Payment Delay as a Result of a Payment Deferral (Only)	Payment Delay and Term Extension(1)	Payment Delay, Term Extension and Interest Rate Reduction(1)	Total
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$766	$97	$276	$1,139
15-year or less, amortizing fixed-rate	26	—	—	26
Adjustable-rate	4	—	2	6
Other	19	4	18	41
Total single-family	815	101	296	1,212
Multifamily	—	—	—	—
Total loans that subsequently defaulted(1)	$815	$101	$296	$1,212

Fannie Mae (In conservatorship) Third Quarter 2023 Form 10-Q	83

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

	For the Nine Months Ended September 30, 2022
	Payment Delay as a Result of a Payment Deferral (Only)	Payment Delay and Term Extension(1)	Payment Delay, Term Extension and Interest Rate Reduction(1)	Total
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$1,083	$136	$343	$1,562
15-year or less, amortizing fixed-rate	39	—	—	39
Adjustable-rate	5	—	3	8
Other	29	7	26	62
Total single-family	1,156	143	372	1,671
Multifamily	—	—	—	—
Total loans that subsequently defaulted(1)	$1,156	$143	$372	$1,671
(1)    Represents amortized cost as of period end. Excludes loans that liquidated either through foreclosure, deed-in-lieu of foreclosure, or a short sale.
The following table displays an aging analysis of HFI mortgage loans that were restructured during the twelve months prior to September 30, 2023, presented by portfolio segment and class of financing receivable.

	As of September 30, 2023(1)
	30-59 Days Delinquent	60-89 Days Delinquent(2)	Seriously Delinquent	Total Delinquent	Current	Total
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$3,722	$2,332	$11,455	$17,509	$15,368	$32,877
15-year or less, amortizing fixed-rate	115	78	405	598	562	1,160
Adjustable-rate	14	8	55	77	56	133
Other	75	37	192	304	297	601
Total single-family loans modified	3,926	2,455	12,107	18,488	16,283	34,771
Multifamily	19	N/A	1,045	1,064	587	1,651
Total loans restructured(3)	$3,945	$2,455	$13,152	$19,552	$16,870	$36,422
(1)    The substantial majority of loans that received a completed modification or a payment deferral during the third quarter of 2023 were not delinquent as of September 30, 2023.
(2)    Multifamily loans 60-89 days delinquent are included in the seriously delinquent column.
(3)    Represents the amortized cost basis of the loan as of period end.

Fannie Mae (In conservatorship) Third Quarter 2023 Form 10-Q	84

Notes to Condensed Consolidated Financial Statements | Mortgage Loans
The following table displays an aging analysis of HFI mortgage loans that were restructured on or after January 1, 2022, the date we adopted ASU 2022-02, through September 30, 2022, presented by portfolio segment and class of financing receivable.

	As of September 30, 2022(1)
	30-59 Days Delinquent	60-89 Days Delinquent(2)	Seriously Delinquent	Total Delinquent	Current	Total
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$3,051	$2,202	$13,299	$18,552	$22,262	$40,814
15-year or less, amortizing fixed-rate	132	90	553	775	766	1,541
Adjustable-rate	11	9	80	100	99	199
Other	92	51	361	504	732	1,236
Total single-family loans modified	3,286	2,352	14,293	19,931	23,859	43,790
Multifamily	—	N/A	187	187	18	205
Total loans restructured(3)	$3,286	$2,352	$14,480	$20,118	$23,877	$43,995
(1)    The substantial majority of loans that received a completed modification or a payment deferral during the third quarter of 2022 were not delinquent as of September 30, 2022.
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

Fannie Mae (In conservatorship) Third Quarter 2023 Form 10-Q	85

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
The table below displays the accrued interest receivable written off through the reversal of interest income for nonaccrual loans.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in millions)
Accrued interest receivable written off through the reversal of interest income:
Single-family	$80	$14	$233	$46
Multifamily	3	1	36	1
The tables below include the amortized cost of and interest income recognized on our HFI single-family and multifamily loans on nonaccrual status by class, excluding loans for which we have elected the fair value option.

	As of			For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2023
	September 30, 2023	June 30, 2023	December 31, 2022
	Amortized Cost(1)			Total Interest Income Recognized(2)
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$19,108	$17,051	$9,447	$19	$197
15-year or less, amortizing fixed-rate	638	565	200	—	4
Adjustable-rate	99	85	53	—	1
Other	526	573	617	1	6
Total single-family	20,371	18,274	10,317	20	208
Multifamily	1,526	1,448	2,200	3	16
Total nonaccrual loans	$21,897	$19,722	$12,517	$23	$224

	As of			For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2022
	September 30, 2022	June 30, 2022	December 31, 2021
	Amortized Cost(1)			Total Interest Income Recognized(2)
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$10,121	$10,241	$17,599	$48	$175
15-year or less, amortizing fixed-rate	235	245	430	1	3
Adjustable-rate	55	59	107	—	1
Other	591	698	1,101	3	9
Total single-family	11,002	11,243	19,237	52	188
Multifamily	1,231	1,317	1,259	12	25
Total nonaccrual loans	$12,233	$12,560	$20,496	$64	$213
(1)Amortized cost is presented net of any write-offs, which are recognized when a loan balance is deemed uncollectible.
(2)Interest income recognized includes amortization of any deferred cost basis adjustments while the loan is performing and that is not reversed when the loan is placed on nonaccrual status. For loans negatively impacted by the COVID-19 pandemic, also includes amounts accrued but not collected prior to the loan being placed on nonaccrual status. For single-family, interest income recognized includes payments received on nonaccrual loans held as of period end.

Fannie Mae (In conservatorship) Third Quarter 2023 Form 10-Q	86

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in millions)
Single-family allowance for loan losses:
Beginning balance	$(7,990)	$(5,389)	$(9,443)	$(4,950)
Benefit (provision) for loan losses	718	(2,339)	2,121	(2,869)
Write-offs	699	289	794	564
Recoveries	(48)	(65)	(151)	(182)
Other	(19)	16	39	(51)
Ending balance	$(6,640)	$(7,488)	$(6,640)	$(7,488)
Multifamily allowance for loan losses:
Beginning balance	$(1,992)	$(680)	$(1,904)	$(679)
Benefit (provision) for loan losses	(83)	(169)	(415)	(153)
Write-offs	52	39	306	39
Recoveries	(8)	(4)	(18)	(21)
Ending balance	$(2,031)	$(814)	$(2,031)	$(814)
Total allowance for loan losses:
Beginning balance	$(9,982)	$(6,069)	$(11,347)	$(5,629)
Benefit (provision) for loan losses	635	(2,508)	1,706	(3,022)
Write-offs	751	328	1,100	603
Recoveries	(56)	(69)	(169)	(203)
Other	(19)	16	39	(51)
Ending balance	$(8,671)	$(8,302)	$(8,671)	$(8,302)
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
Our single-family benefit for loan losses for the three and nine months ended September 30, 2023 was primarily driven by a benefit from actual and forecasted home price growth, partially offset by a provision relating to the redesignation of loans from HFI to HFS and a provision from changes in loan activity, as described below:
•Benefit from actual and forecasted home price growth. During the three and nine months ended September 30, 2023, we observed stronger than expected actual and forecasted home price appreciation. Higher home prices decrease the likelihood that loans will default and reduce the amount of losses on loans that do default, which impacts our estimate of losses and ultimately reduces our loss reserves and provision for loan losses.

Fannie Mae (In conservatorship) Third Quarter 2023 Form 10-Q	87

Notes to Condensed Consolidated Financial Statements | Allowance for Loan Losses
•Provision from redesignation of loans from HFI to HFS. We redesignated certain nonperforming and reperforming single-family loans from HFI to HFS, as we no longer intended to hold them for the foreseeable future or to maturity. Upon redesignation of these loans, we recorded the loans at the lower of cost or fair value with a write-off against the allowance for loan losses. During the three months ended September 30, 2023, we redesignated loans with an amortized cost of $3.1 billion with an associated write-off against the allowance for loan losses of $638 million. Interest rates on the redesignated loans were below current market interest rates, and as a result, we recorded additional provision for loan losses to the extent that the carrying value of the loans exceeded their fair value at the time of redesignation.
•Provision from changes in loan activity, which includes provision on newly acquired loans. The portion of our single-family acquisitions consisting of purchase loans increased in the three and nine months ended September 30, 2023 compared with the three and nine months ended September 30, 2022. As our acquisitions consisted of a greater percentage of purchase loans, which generally have higher origination loan to value (“LTV”) ratios than refinance loans, the credit profile of our acquisitions weakened. This factor drove a higher estimated risk of default and loss severity in the allowance and therefore a higher credit loss provision for those loans at the time of acquisition.
Single-family write-offs for the three and nine months ended September 30, 2023 were primarily due to the resumption of our nonperforming and reperforming loan sales program, which resulted in an increase in write-offs on the redesignation of mortgage loans from HFI to HFS during the periods. Interest rates on loans redesignated in the third quarter of 2023 were below current market interest rates resulting in write-offs upon the redesignation.
Our single-family provision for loan losses for the three months ended September 30, 2022 was primarily driven by a provision from actual and forecasted home prices. Actual home prices declined slightly on a national basis in the third quarter of 2022. In addition, our home price forecast worsened compared with the second quarter of 2022. While our second quarter 2022 home price forecast estimated home price growth in the second half of 2022 and in 2023, our third quarter 2022 home price forecast estimated additional home price declines in the fourth quarter of 2022 and throughout 2023.
The largest drivers of our single-family provision for loan losses in the nine months ended September 30, 2022 were:
•Provision from actual and forecasted home prices in the third quarter of 2022 discussed above was the largest driver of our single-family provision for loan losses in the first nine months of 2022. The impact of this home-price related provision in the third quarter of 2022 was partially offset by a benefit from actual and expected home price growth in each of the first and second quarters of 2022. During the first half of 2022, our forecasted home prices were positive for the second half of 2022 through 2023. In addition, we observed strong actual home price growth through the second quarter of 2022.
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
•Provision from changes in loan activity, which includes provision on newly acquired loans. Throughout the first nine months of 2022, refinance loan volumes declined and purchase loans increased as a percentage of acquisitions compared to the first nine months of 2021. In addition, in the third quarter of 2022, our loan loss provision also increased as our more negative home price forecast impacted our estimate of losses on newly acquired loans.
The largest driver of our multifamily provision for loan losses for the three months ended September 30, 2023 was a provision for actual and projected interest rates. Rising interest rates increase the likelihood that loans with balloon balances due at maturity will be unable to refinance, due to higher refinancing rates. In addition, rising interest rates increase costs for loans with adjustable-rates, which increases the expected impairment and the provision for loan losses on these loans.
The impact of this factor was offset by a benefit from actual and projected economic data for the three months ended September 30, 2023. The benefit from actual and projected economic data was primarily driven by the impact of a change in our long-term economic forecast assumptions, which was partially offset by continued declines in multifamily property values.
Our multifamily provision for loan losses for the nine months ended September 30, 2023 was primarily driven by actual and projected interest rates as described above.

Fannie Mae (In conservatorship) Third Quarter 2023 Form 10-Q	88

Notes to Condensed Consolidated Financial Statements | Allowance for Loan Losses
Multifamily write-offs for the nine months ended September 30, 2023 were primarily due to the write-off of a seniors housing portfolio in the first quarter of 2023. The seniors housing loans in our multifamily book have been disproportionately affected by the COVID-19 pandemic and ongoing economic trends, higher operating costs exacerbated by the increase in inflation, and higher short-term interest rates for adjustable-rate mortgages, resulting in increased costs for these borrowers.
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

	As of
	September 30, 2023	December 31, 2022

	(Dollars in millions)
Mortgage-related securities (includes $375 million and $427 million, respectively, related to consolidated trusts)	$2,634	$3,211
Non-mortgage-related securities (includes $5.1 billion and $3.9 billion, respectively, pledged as collateral)(1)	48,654	46,918
Total trading securities	$51,288	$50,129
(1)Primarily includes U.S. Treasury securities.
The following table displays information about our net trading gains (losses).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

Net trading gains (losses)	$(318)	$(1,319)	$(295)	$(3,754)
Net trading gains (losses) recognized in the period related to securities still held at period end	(297)	(1,064)	(259)	(3,157)
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

Fannie Mae (In conservatorship) Third Quarter 2023 Form 10-Q	89

Notes to Condensed Consolidated Financial Statements | Investments in Securities

The following tables display the amortized cost, allowance for credit losses, gross unrealized gains and losses in accumulated other comprehensive income (loss) (“AOCI”), and fair value by major security type for AFS securities.

	As of September 30, 2023
	Total Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains in AOCI	Gross Unrealized Losses in AOCI	Total Fair Value

	(Dollars in millions)
Agency securities	$414	$—	$—	$(38)	$376
Other mortgage-related securities	202	(2)	9	(1)	208
Total	$616	$(2)	$9	$(39)	$584

	As of December 31, 2022
	Total Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains in AOCI	Gross Unrealized Losses in AOCI	Total Fair Value

	(Dollars in millions)
Agency securities	$445	$—	$3	$(22)	$426
Other mortgage-related securities	269	(3)	5	(1)	270
Total	$714	$(3)	$8	$(23)	$696
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

	As of
	September 30, 2023				December 31, 2022
	Less Than 12 Consecutive Months		12 Consecutive Months or Longer		Less Than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses in AOCI	Fair Value	Gross Unrealized Losses in AOCI	Fair Value	Gross Unrealized Losses in AOCI	Fair Value	Gross Unrealized Losses in AOCI	Fair Value

	(Dollars in millions)
Agency securities	$(2)	$78	$(36)	$271	$(12)	$161	$(10)	$159
Other mortgage-related securities	(1)	14	—	—	(1)	8	—	—
Total	$(3)	$92	$(36)	$271	$(13)	$169	$(10)	$159

There were no sales of AFS securities in the first nine months of 2023 or the first nine months of 2022. As a result, no gross realized gains (losses) or proceeds from sales were recognized in either period.
The following table displays net unrealized gains and losses on AFS securities and other amounts recorded within our accumulated other comprehensive income, net of tax.

Fannie Mae (In conservatorship) Third Quarter 2023 Form 10-Q	90

Notes to Condensed Consolidated Financial Statements | Investments in Securities

	As of
	September 30, 2023	December 31, 2022

	(Dollars in millions)
Net unrealized gains (losses) on AFS securities for which we have not recorded an allowance for credit losses	$(25)	$(13)
Other	43	48
Accumulated other comprehensive income	$18	$35
Maturity Information
The following table displays the amortized cost and fair value of our AFS securities by major security type and remaining contractual maturity, assuming no principal prepayments. The contractual maturity of mortgage-backed securities is not a reliable indicator of their expected life because borrowers generally have the right to prepay their obligations at any time.

	As of September 30, 2023
	Total Carrying Amount(1)	Total Fair Value	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
			Net Carrying Amount(1)	Fair Value	Net Carrying Amount(1)	Fair Value	Net Carrying Amount(1)	Fair Value	Net Carrying Amount(1)	Fair Value

	(Dollars in millions)
Agency securities	$414	$376	$—	$—	$4	$5	$17	$16	$393	$355
Other mortgage-related securities	200	208	2	2	13	13	15	16	170	177
Total	$614	$584	$2	$2	$17	$18	$32	$32	$563	$532
(1)Net carrying amount consists of amortized cost, net of allowance for credit losses on AFS debt securities but does not include any unrealized fair value gains or losses.
We held no securities classified as held-to-maturity as of September 30, 2023 or December 31, 2022.

Fannie Mae (In conservatorship) Third Quarter 2023 Form 10-Q	91

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
As the guarantor of structured securities backed in whole or in part by Freddie Mac-issued securities, we extend our guaranty to the underlying Freddie Mac securities in our resecuritization trusts. However, Freddie Mac continues to guarantee the payment of principal and interest on the underlying Freddie Mac securities that we have resecuritized. When we began issuing UMBS, we entered into an indemnification agreement under which Freddie Mac agreed to indemnify us for losses caused by its failure to meet its payment or other specified obligations under the trust agreements pursuant to which the underlying resecuritized securities were issued. As a result, and due to the funding commitment available to Freddie Mac through its senior preferred stock purchase agreement with Treasury, we have concluded that the associated credit risk is negligible. Accordingly, we exclude from the following table Freddie Mac securities backing unconsolidated Fannie Mae-issued structured securities of $219.3 billion and $234.0 billion as of September 30, 2023 and December 31, 2022, respectively.
The following table displays our off-balance sheet maximum exposure, guaranty obligation recognized in our condensed consolidated balance sheets and the potential maximum recovery from third parties through available credit enhancements and recourse related to our financial guarantees.

	As of
	September 30, 2023			December 31, 2022
	Maximum Exposure	Guaranty Obligation	Maximum Recovery(1)	Maximum Exposure	Guaranty Obligation	Maximum Recovery(1)
	(Dollars in millions)
Unconsolidated Fannie Mae MBS	$2,880	$14	$2,811	$3,139	$15	$3,058
Other guaranty arrangements(2)	9,312	67	1,967	9,573	79	2,012
Total	$12,192	$81	$4,778	$12,712	$94	$5,070
(1)Recoverability of such credit enhancements and recourse is subject to, among other factors, the ability of our mortgage insurers and the U.S. government, as a financial guarantor, to meet their obligations to us. For information on our mortgage insurers, see “Note 10, Concentrations of Credit Risk.”
(2)Primarily consists of credit enhancements and long-term standby commitments.

Fannie Mae (In conservatorship) Third Quarter 2023 Form 10-Q	92

Notes to Condensed Consolidated Financial Statements | Short-Term and Long-Term Debt

7.  Short-Term and Long-Term Debt
Short-Term Debt
The following table displays our outstanding short-term debt (debt with an original contractual maturity of one year or less) and weighted-average interest rates of this debt.

	As of
	September 30, 2023		December 31, 2022
	Outstanding	Weighted- Average Interest Rate(1)	Outstanding	Weighted- Average Interest Rate(1)
	(Dollars in millions)
Short-term debt of Fannie Mae	$14,245	5.26%	$10,204	3.93%
(1)Includes the effects of discounts, premiums and other cost basis adjustments.
Long-Term Debt
Long-term debt represents debt with an original contractual maturity of greater than one year. The following table displays our outstanding long-term debt.

	As of
	September 30, 2023			December 31, 2022
	Maturities	Outstanding(1)	Weighted- Average Interest Rate(2)	Maturities	Outstanding(1)	Weighted- Average Interest Rate(2)
	(Dollars in millions)
Senior fixed:
Benchmark notes and bonds	2023 - 2030	$57,341	2.78%	2023 - 2030	$72,261	2.35%
Medium-term notes(3)	2023 - 2031	43,420	1.59	2023 - 2031	39,476	0.78
Other(4)	2023 - 2038	6,750	4.12	2023 - 2038	6,778	4.00
Total senior fixed		107,511	2.41		118,515	1.94
Senior floating:
Connecticut Avenue Securities(5)	2023 - 2031	3,656	10.81	2023 - 2031	5,207	8.80
Other(6)	2037	240	9.57	2037	242	10.00
Total senior floating		3,896	10.73		5,449	8.86
Total long-term debt of Fannie Mae(7)		111,407	2.68		123,964	2.23
Debt of consolidated trusts	2023 - 2062	4,106,110	2.65	2023 - 2062	4,087,720	2.47
Total long-term debt		$4,217,517	2.65%		$4,211,684	2.47%
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
(7)Includes unamortized discounts and premiums, fair value adjustments, hedge-related cost basis adjustments, and other cost basis adjustments in a net discount position of $5.0 billion and $5.1 billion as of September 30, 2023 and December 31, 2022, respectively.

Fannie Mae (In conservatorship) Third Quarter 2023 Form 10-Q	93

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

Fannie Mae (In conservatorship) Third Quarter 2023 Form 10-Q	94

Notes to Condensed Consolidated Financial Statements | Derivative Instruments
Notional and Fair Value Position of our Derivatives
The following table displays the notional amount and estimated fair value of our asset and liability derivative instruments, including derivative instruments designated as hedges.

	As of September 30, 2023			As of December 31, 2022
	Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
		Asset Derivatives	Liability Derivatives		Asset Derivatives	Liability Derivatives
	(Dollars in millions)
Risk management derivatives designated as hedging instruments:
Swaps:(1)
Pay-fixed	$8,269	$—	$—	$5,582	$—	$—
Receive-fixed	28,005	—	—	33,276	—	—
Total risk management derivatives designated as hedging instruments	36,274	—	—	38,858	—	—
Risk management derivatives not designated as hedging instruments:
Swaps:(1)
Pay-fixed	125,372	—	—	97,808	—	—
Receive-fixed	120,583	54	(4,097)	99,799	1	(4,525)
Basis	250	8	—	41,250	25	—
Foreign currency	303	—	(98)	300	—	(98)
Swaptions:(1)
Pay-fixed	5,816	294	(35)	5,286	204	(18)
Receive-fixed	2,666	18	(72)	2,136	7	(45)
Futures(1)	44	—	—	—	—	—
Total risk management derivatives not designated as hedging instruments	255,034	374	(4,302)	246,579	237	(4,686)
Netting adjustment(2)	—	(321)	4,241	—	(154)	4,662
Total risk management derivatives portfolio	291,308	53	(61)	285,437	83	(24)
Mortgage commitment derivatives:
Mortgage commitments to purchase whole loans	3,593	2	(16)	2,596	4	(8)
Forward contracts to purchase mortgage-related securities	17,550	2	(111)	17,808	50	(57)
Forward contracts to sell mortgage-related securities	39,062	47	(23)	35,302	35	(13)
Total mortgage commitment derivatives	60,205	51	(150)	55,706	89	(78)
Credit enhancement derivatives	26,467	45	(14)	23,784	3	(66)
Derivatives at fair value	$377,980	$149	$(225)	$364,927	$175	$(168)
(1)Centrally cleared derivatives have no ascribable fair value because the positions are settled daily.
(2)The netting adjustment represents the effect of the legal right to offset under legally enforceable master netting arrangements to settle with the same counterparty on a net basis, including cash collateral posted and received. Cash collateral posted was $4.0 billion and $4.5 billion as of September 30, 2023 and December 31, 2022, respectively. Cash collateral received was $47 million and $5 million as of September 30, 2023 and December 31, 2022, respectively.

Fannie Mae (In conservatorship) Third Quarter 2023 Form 10-Q	95

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in millions)
Risk management derivatives:
Swaps:
Pay-fixed	$1,349	$2,510	$1,617	$5,809
Receive-fixed	(1,040)	(1,903)	(478)	(5,269)
Basis	(22)	5	6	(126)
Foreign currency	(12)	(62)	(2)	(122)
Swaptions:
Pay-fixed	95	43	74	141
Receive-fixed	(13)	(6)	(16)	(19)
Futures	1	—	2	(1)
Net contractual interest expense on interest-rate swaps	(193)	(63)	(499)	(102)
Total risk management derivatives fair value gains, net	165	524	704	311
Mortgage commitment derivatives fair value gains, net	591	517	675	2,933
Credit enhancement derivatives fair value gains (losses), net	47	(32)	61	(83)
Total derivatives fair value gains, net	$803	$1,009	$1,440	$3,161

Fannie Mae (In conservatorship) Third Quarter 2023 Form 10-Q	96

Notes to Condensed Consolidated Financial Statements | Derivative Instruments
Effect of Fair Value Hedge Accounting
The following table displays the effect of fair value hedge accounting on our condensed consolidated statements of operations and comprehensive income, including gains and losses recognized on fair value hedging relationships.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023		2022		2023		2022
	Interest Income: Mortgage Loans	Interest Expense: Long-Term Debt	Interest Income: Mortgage Loans	Interest Expense: Long-Term Debt	Interest Income: Mortgage Loans	Interest Expense: Long-Term Debt	Interest Income: Mortgage Loans	Interest Expense: Long-Term Debt
	(Dollars in millions)
Total amounts presented in our condensed consolidated statements of operations and comprehensive income	$33,711	$(27,994)	$30,114	$(23,709)	$98,503	$(81,781)	$86,338	$(65,291)

Gains (losses) from fair value hedging relationships:
Mortgage loans HFI and related interest-rate contracts:
Hedged items	$(544)	$—	$(285)	$—	$(511)	$—	$(867)	$—
Discontinued hedge related basis adjustment amortization	14	—	9	—	34	—	14	—
Derivatives designated as hedging instruments	560	—	269	—	478	—	833	—
Interest accruals on hedging instruments	36	—	7	—	89	—	(10)	—
Debt of Fannie Mae and related interest-rate contracts:
Hedged items	—	176	—	1,477	—	606	—	3,848
Discontinued hedge-related basis adjustment amortization	—	(223)	—	(145)	—	(618)	—	(329)
Derivatives designated as hedging instruments	—	(66)	—	(1,289)	—	(137)	—	(3,381)
Interest accruals on derivative hedging instruments	—	(191)	—	(108)	—	(713)	—	(54)
Total effect of fair value hedges	$66	$(304)	$—	$(65)	$90	$(862)	$(30)	$84

Fannie Mae (In conservatorship) Third Quarter 2023 Form 10-Q	97

Notes to Condensed Consolidated Financial Statements | Derivative Instruments
Hedged Items in Fair Value Hedging Relationships
The following table displays the carrying amounts of the hedged items that have been in qualifying fair value hedges recorded in our condensed consolidated balance sheets, including the hedged item’s cumulative basis adjustments and the closed portfolio balances under the portfolio layer method. The hedged item carrying amounts and total basis adjustments include both open and discontinued hedges. The amortized cost and designated UPB consists only of open hedges as of September 30, 2023 and December 31, 2022.

	As of September 30, 2023
	Carrying Amount Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Basis Adjustments Included in the Carrying Amount		Closed Portfolio of Mortgage Loans Under Portfolio Layer Method
		Total Basis Adjustments(1)(2)	Remaining Adjustments - Discontinued Hedge	Total Amortized Cost	Designated UPB
	(Dollars in millions)
Mortgage loans HFI	$407,336	$(1,105)	$(1,105)	$228,502	$7,658
Debt of Fannie Mae	(61,705)	4,701	4,701	N/A	N/A

	As of December 31, 2022
	Carrying Amount Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Basis Adjustments Included in the Carrying Amount		Closed Portfolio of Mortgage Loans Under Portfolio Layer Method
		Total Basis Adjustments(1)(2)	Remaining Adjustments - Discontinued Hedge	Total Amortized Cost	Designated UPB
	(Dollars in millions)
Mortgage loans HFI	$293,788	$(628)	$(628)	$98,377	$5,187
Debt of Fannie Mae	(73,790)	4,713	4,713	N/A	N/A
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
See “Note 11, Netting Arrangements” for information on our rights to offset assets and liabilities as of September 30, 2023 and December 31, 2022.
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

Fannie Mae (In conservatorship) Third Quarter 2023 Form 10-Q	98

Notes to Condensed Consolidated Financial Statements | Segment Reporting

substantial majority of the gains and losses associated with our risk management derivatives, including the impact of hedge accounting, are allocated to our Single-Family business segment.
The following tables display our segment results.

	For the Three Months Ended September 30,
	2023			2022
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Net interest income(1)	$6,074	$1,146	$7,220	$5,918	$1,206	$7,124
Fee and other income(2)	56	20	76	83	22	105
Net revenues	6,130	1,166	7,296	6,001	1,228	7,229
Investment gains (losses), net(3)	9	(1)	8	(178)	6	(172)
Fair value gains (losses), net(4)	742	53	795	309	(17)	292
Administrative expenses	(745)	(152)	(897)	(730)	(140)	(870)
Benefit (provision) for credit losses(5)	736	(84)	652	(2,361)	(175)	(2,536)
TCCA fees(6)	(860)	—	(860)	(850)	—	(850)
Credit enhancement expense(7)	(335)	(55)	(390)	(298)	(66)	(364)
Change in expected credit enhancement recoveries(8)	(170)	42	(128)	245	45	290
Other expenses, net	(411)	(124)	(535)	(165)	11	(154)
Income before federal income taxes	5,096	845	5,941	1,973	892	2,865
Provision for federal income taxes	(1,071)	(171)	(1,242)	(276)	(153)	(429)
Net income	$4,025	$674	$4,699	$1,697	$739	$2,436

	For the Nine Months Ended September 30,
	2023			2022
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Net interest income(1)	$17,663	$3,378	$21,041	$18,746	$3,585	$22,331
Fee and other income(2)	156	53	209	204	65	269
Net revenues	17,819	3,431	21,250	18,950	3,650	22,600
Investment gains (losses), net(3)	(35)	1	(34)	(271)	(52)	(323)
Fair value gains (losses), net(4)	1,368	35	1,403	1,379	(78)	1,301
Administrative expenses	(2,183)	(446)	(2,629)	(2,084)	(389)	(2,473)
Benefit (provision) for credit losses(5)	2,201	(415)	1,786	(2,837)	(157)	(2,994)
TCCA fees(6)	(2,571)	—	(2,571)	(2,515)	—	(2,515)
Credit enhancement expense(7)	(949)	(166)	(1,115)	(778)	(196)	(974)
Change in expected credit enhancement recoveries(8)	(298)	130	(168)	271	32	303
Other expenses, net	(730)	(192)	(922)	(553)	(59)	(612)
Income before federal income taxes	14,622	2,378	17,000	11,562	2,751	14,313
Provision for federal income taxes	(3,071)	(464)	(3,535)	(2,270)	(546)	(2,816)
Net income	$11,551	$1,914	$13,465	$9,292	$2,205	$11,497
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

Fannie Mae (In conservatorship) Third Quarter 2023 Form 10-Q	99

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

	As of
	September 30, 2023			December 31, 2022
	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent(1)	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent(1)
Percentage of single-family conventional guaranty book of business based on UPB	0.87%	0.21%	0.53%	0.84%	0.20%	0.60%
Percentage of single-family conventional loans based on loan count	0.95	0.23	0.54	0.96	0.23	0.65

Fannie Mae (In conservatorship) Third Quarter 2023 Form 10-Q	100

Notes to Condensed Consolidated Financial Statements | Concentrations of Credit Risk

	As of
	September 30, 2023		December 31, 2022
	Percentage of Single-Family Conventional Guaranty Book of Business Based on UPB	Serious Delinquency Rate(1)	Percentage of Single-Family Conventional Guaranty Book of Business Based on UPB	Serious Delinquency Rate(1)
Estimated mark-to-market LTV ratio:
80.01% to 90%	5%	0.73%	5%	0.68%
90.01% to 100%	3	0.52	3	0.40
Greater than 100%	*	3.99	*	4.04
Geographical distribution:
California	19	0.41	19	0.46
Florida	6	0.69	6	0.90
Illinois	3	0.69	3	0.86
New Jersey	3	0.66	3	0.85
New York	5	0.95	5	1.12
All other states	64	0.51	64	0.62
Vintages:
2008 and prior	2	2.18	2	2.78
2009-2023	98	0.45	98	0.53
*    Represents less than 0.5% of single-family conventional guaranty book of business.
(1)Based on loan count, consists of single-family conventional loans that were 90 days or more past due or in the foreclosure process as of September 30, 2023 or December 31, 2022.
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

	As of
	September 30, 2023(1)		December 31, 2022(1)
	30 Days Delinquent	Seriously Delinquent(2)	30 Days Delinquent	Seriously Delinquent(2)
Percentage of multifamily guaranty book of business	0.04%	0.54%	0.04%	0.24%

	As of
	September 30, 2023		December 31, 2022
	Percentage of Multifamily Guaranty Book of Business(1)	Serious Delinquency Rate(2)(3)	Percentage of Multifamily Guaranty Book of Business(1)	Serious Delinquency Rate(2)(3)
Original LTV ratio:
Greater than 80%	1%	0.10%	1%	0.85%
Less than or equal to 80%	99	0.55	99	0.24
Current DSCR below 1.0(4)	3	11.97	3	3.88
(1)Calculated based on the aggregate unpaid principal balance of multifamily loans for each category divided by the aggregate unpaid principal balance of loans in our multifamily guaranty book of business.
(2)Consists of multifamily loans that were 60 days or more past due as of the dates indicated.

Fannie Mae (In conservatorship) Third Quarter 2023 Form 10-Q	101

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

	As of
	September 30, 2023		December 31, 2022
	Risk in Force	Percentage of Single-Family Conventional Guaranty Book of Business	Risk in Force	Percentage of Single-Family Conventional Guaranty Book of Business
	(Dollars in millions)
Mortgage insurance risk in force:
Primary mortgage insurance	$198,696		$193,549
Pool mortgage insurance	96		237
Total mortgage insurance risk in force	$198,792	5%	$193,786	5%
The table below displays our mortgage insurer counterparties that provided approximately 10% or more of the risk-in-force mortgage insurance coverage on mortgage loans in our single-family conventional guaranty book of business.

	Percentage of Risk-in-Force Coverage by Mortgage Insurer
	As of
	September 30, 2023	December 31, 2022
Counterparty:(1)
Mortgage Guaranty Insurance Corp.	19%	19%
Arch Capital Group Ltd.	18	18
Radian Guaranty, Inc.	18	17
Enact Mortgage Insurance Corp.	16	17
Essent Guaranty, Inc.	16	16
National Mortgage Insurance Corp.	12	12
Others	1	1
Total	100%	100%
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

Fannie Mae (In conservatorship) Third Quarter 2023 Form 10-Q	102

Notes to Condensed Consolidated Financial Statements | Concentrations of Credit Risk
of scheduled loan payments. We evaluate the financial condition of our mortgage insurer counterparties and adjust the contractually due recovery amounts to ensure that expected credit losses as of the balance sheet date are included in our loss reserve estimate. As a result, if our assessment of one or more of our mortgage insurer counterparties’ ability to fulfill their respective obligations to us worsens, it could increase our loss reserves. As of September 30, 2023 and December 31, 2022, our estimated benefit from mortgage insurance, which is based on estimated credit losses as of period end, reduced our loss reserves by $1.3 billion and $2.2 billion, respectively.
As of September 30, 2023 and December 31, 2022, we had outstanding receivables of $443 million and $515 million, respectively, recorded in “Other assets” in our condensed consolidated balance sheets related to amounts claimed on insured, defaulted loans excluding government-insured loans. As of September 30, 2023 and December 31, 2022, we assessed these outstanding receivables for collectability, and established a valuation allowance of $394 million and $462 million, respectively.
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
Our business with mortgage servicers is concentrated. The table below displays the percentage of our single-family guaranty book of business serviced by our top five depository single-family mortgage servicers and top five non-depository single-family mortgage servicers (i.e., servicers that are not insured depository institutions) based on unpaid principal balance. There were no servicers that serviced 10% or more of our single-family guaranty book of business as of September 30, 2023 or December 31, 2022.

	Percentage of Single-Family Guaranty Book of Business
	As of
	September 30, 2023	December 31, 2022
Top five depository servicers	22%	22%
Top five non-depository servicers	26	23
Total	48%	45%
The table below displays the percentage of our multifamily guaranty book of business serviced by our top five depository multifamily mortgage servicers and top five non-depository multifamily mortgage servicers. As of September 30, 2023, Walker & Dunlop, Inc. and Wells Fargo Bank, N.A. (together with its affiliates) serviced 13% and 10%, respectively, of our multifamily guaranty book of business based on unpaid principal balance, compared with 13% and 11% as of December 31, 2022.

	Percentage of Multifamily Guaranty Book of Business
	As of
	September 30, 2023	December 31, 2022
Top five depository servicers	27%	28%
Top five non-depository servicers	44	43
Total	71%	71%
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

Fannie Mae (In conservatorship) Third Quarter 2023 Form 10-Q	103

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

	As of September 30, 2023
		Gross Amount Offset(1)	Net Amount Presented in our Condensed Consolidated Balance Sheets		Amounts Not Offset in our Condensed Consolidated Balance Sheets
	Gross Amount				Financial Instruments(2)	Collateral(3)	Net Amount
	(Dollars in millions)
Assets:
OTC risk management derivatives	$374	$(321)	$53		$—	$—	$53
Cleared risk management derivatives	—	—	—		—	—	—
Mortgage commitment derivatives	51	—	51		(35)	(15)	1
Total derivative assets	425	(321)	104	(4)	(35)	(15)	54
Securities purchased under agreements to resell(5)	70,000	—	70,000		—	(70,000)	—
Total assets	$70,425	$(321)	$70,104		$(35)	$(70,015)	$54
Liabilities:
OTC risk management derivatives	$(4,302)	$4,282	$(20)		$—	$—	$(20)
Cleared risk management derivatives	—	(41)	(41)		—	41	—
Mortgage commitment derivatives	(150)	—	(150)		35	23	(92)
Total liabilities	$(4,452)	$4,241	$(211)	(4)	$35	$64	$(112)

	As of December 31, 2022
		Gross Amount Offset(1)	Net Amount Presented in our Condensed Consolidated Balance Sheets		Amounts Not Offset in our Condensed Consolidated Balance Sheets
	Gross Amount				Financial Instruments(2)	Collateral(3)	Net Amount
	(Dollars in millions)
Assets:
OTC risk management derivatives	$237	$(234)	$3		$—	$—	$3
Cleared risk management derivatives	—	80	80		—	—	80
Mortgage commitment derivatives	89	—	89		(50)	(12)	27
Total derivative assets	326	(154)	172	(4)	(50)	(12)	110
Securities purchased under agreements to resell(5)	69,415	—	69,415		—	(69,415)	—
Total assets	$69,741	$(154)	$69,587		$(50)	$(69,427)	$110
Liabilities:
OTC risk management derivatives	$(4,686)	$4,662	$(24)		$—	$—	$(24)
Cleared risk management derivatives	—	—	—		—	—	—
Mortgage commitment derivatives	(78)	—	(78)		50	7	(21)
Total liabilities	$(4,764)	$4,662	$(102)	(4)	$50	$7	$(45)
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

Fannie Mae (In conservatorship) Third Quarter 2023 Form 10-Q	104

Notes to Condensed Consolidated Financial Statements | Netting Arrangements
(3)Represents collateral received that has not been recognized and not offset in our condensed consolidated balance sheets, as well as collateral posted which has been recognized but not offset in our condensed consolidated balance sheets. Does not include collateral held or posted in excess of our exposure. The fair value of non-cash collateral we pledged which the counterparty was permitted to sell or repledge was $2.1 billion as of September 30, 2023 and December 31, 2022. The fair value of non-cash collateral received was $70.1 billion and $69.5 billion, of which $35.2 billion and $28.7 billion could be sold or repledged as of September 30, 2023 and December 31, 2022, respectively. None of the underlying collateral was sold or repledged as of September 30, 2023 or December 31, 2022.
(4)Excludes derivative assets of $45 million and $3 million as of September 30, 2023 and December 31, 2022, respectively, and derivative liabilities of $14 million and $66 million recognized in our condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022, respectively, that were not subject to enforceable master netting arrangements.
(5)Includes $34.4 billion and $45.2 billion in securities purchased under agreements to resell classified as “Cash and cash equivalents” in our condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022, respectively. Includes $12.8 billion and $9.7 billion in securities purchased under agreements to resell classified as “Restricted cash and cash equivalents” in our condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022, respectively.
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
We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. See “Note 15, Fair Value” in our 2022 Form 10-K for information on the valuation control processes and the valuation techniques we use for fair value measurement and disclosure as well as our basis for classifying these measurements as Level 1, Level 2 or Level 3 of the valuation hierarchy in more specific situations. If the inputs used to measure assets or liabilities at fair value change, it may also result in a change in classification between Levels 1, 2, and 3. We made no material changes to the valuation control processes or the valuation techniques for the nine months ended September 30, 2023.
Recurring Changes in Fair Value
The following tables display our assets and liabilities measured in our condensed consolidated balance sheets at fair value on a recurring basis subsequent to initial recognition, including instruments for which we have elected the fair value option.

Fannie Mae (In conservatorship) Third Quarter 2023 Form 10-Q	105

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements as of September 30, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Recurring fair value measurements:
Assets:
Cash equivalents, including restricted cash equivalents(2)	$494	$—	$—	$—	$494
Trading securities:
Mortgage-related	—	2,610	24	—	2,634
Non-mortgage-related(3)	48,634	20	—	—	48,654
Total trading securities	48,634	2,630	24	—	51,288
Available-for-sale securities:
Agency(4)	—	164	212	—	376
Other mortgage-related	—	5	203	—	208
Total available-for-sale securities	—	169	415	—	584
Mortgage loans	—	2,716	491	—	3,207
Derivative assets	—	417	53	(321)	149
Total assets at fair value	$49,128	$5,932	$983	$(321)	$55,722

Liabilities:
Long-term debt:
Of Fannie Mae	$—	$593	$240	$—	$833
Of consolidated trusts	—	14,141	69	—	14,210
Total long-term debt	—	14,734	309	—	15,043
Derivative liabilities	—	4,452	14	(4,241)	225
Total liabilities at fair value	$—	$19,186	$323	$(4,241)	$15,268

	Fair Value Measurements as of December 31, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Recurring fair value measurements:
Assets:
Cash equivalents, including restricted cash equivalents(2)	$—	$—	$—	$—	$—
Trading securities:
Mortgage-related	—	3,164	47	—	3,211
Non-mortgage-related(3)	46,898	20	—	—	46,918
Total trading securities	46,898	3,184	47	—	50,129
Available-for-sale securities:
Agency(4)	—	55	371	—	426
Other mortgage-related	—	7	263	—	270
Total available-for-sale securities	—	62	634	—	696
Mortgage loans	—	3,102	543	—	3,645
Derivative assets	—	300	29	(154)	175
Total assets at fair value	$46,898	$6,648	$1,253	$(154)	$54,645

Liabilities:
Long-term debt:
Of Fannie Mae	$—	$919	$242	$—	$1,161
Of consolidated trusts	—	16,124	136	—	16,260
Total long-term debt	—	17,043	378	—	17,421
Derivative liabilities	—	4,764	66	(4,662)	168
Total liabilities at fair value	$—	$21,807	$444	$(4,662)	$17,589
(1)Derivative contracts are reported on a gross basis by level. The netting adjustment represents the effect of the legal right to offset under legally enforceable master netting arrangements to settle with the same counterparty on a net basis, including cash collateral posted and received.

Fannie Mae (In conservatorship) Third Quarter 2023 Form 10-Q	106

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

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Three Months Ended September 30, 2023
		Total Gains (Losses) (Realized/Unrealized)										Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2023(4)(5)	Net Unrealized Gains (Losses) Included in OCI Related to Assets and Liabilities Still Held as of September 30, 2023(1)
	Balance, June 30, 2023	Included in Net Income		Included in Total OCI (Loss)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3	Transfers into Level 3	Balance, September 30, 2023
	(Dollars in millions)
Trading securities:
Mortgage-related	$28	$(4)	(5)(6)	$—	$—	$—	$—	$—	$(4)	$4	$24	$(4)	$—

Available-for-sale securities:
Agency	$356	$—		$(19)	$—	$—	$—	$(8)	$(117)	$—	$212	$—	$(12)
Other mortgage-related	235	1		—	—	—	—	(34)	—	1	203	—	—
Total available-for-sale securities	$591	$1	(6)(7)	$(19)	$—	$—	$—	$(42)	$(117)	$1	$415	$—	$(12)

Mortgage loans	$510	$(2)	(5)(6)	$—	$—	$—	$—	$(19)	$(15)	$17	$491	$(4)	$—

Net derivatives	12	28	(5)	—	—	—	—	(1)	—	—	39	26	—

Long-term debt:
Of Fannie Mae	$(256)	$16	(5)	$—	$—	$—	$—	$—	$—	$—	$(240)	$16	$—
Of consolidated trusts	(125)	1	(5)(6)	—	—	—	—	4	52	(1)	(69)	—	—
Total long-term debt	$(381)	$17		$—	$—	$—	$—	$4	$52	$(1)	$(309)	$16	$—

Fannie Mae (In conservatorship) Third Quarter 2023 Form 10-Q	107

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Nine Months Ended September 30, 2023
		Total Gains (Losses) (Realized/Unrealized)										Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2023(4)(5)	Net Unrealized Gains (Losses) Included in OCI Related to Assets and Liabilities Still Held as of September 30, 2023(1)
	Balance, December 31, 2022	Included in Net Income		Included in Total OCI (Loss)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3	Transfers into Level 3	Balance, September 30, 2023
	(Dollars in millions)
Trading securities:
Mortgage-related	$47	$(12)	(5)(6)	$—	$—	$—	$—	$—	$(15)	$4	$24	$(9)	$—

Available-for-sale securities:
Agency	$371	$1		$(18)	$—	$—	$—	$(25)	$(117)	$—	$212	$—	$(10)
Other mortgage-related	263	6		5	—	—	—	(72)	(1)	2	203	—	4
Total available-for-sale securities	$634	$7	(6)(7)	$(13)	$—	$—	$—	$(97)	$(118)	$2	$415	$—	$(6)

Mortgage loans	$543	$1	(5)(6)	$—	$—	$—	$—	$(64)	$(30)	$41	$491	$(4)	$—

Net derivatives	(37)	60	(5)	—	—	—	—	16	—	—	39	76	—

Long-term debt:
Of Fannie Mae	$(242)	$2	(5)	$—	$—	$—	$—	$—	$—	$—	$(240)	$2	$—
Of consolidated trusts	(136)	1	(5)(6)	—	—	—	—	15	52	(1)	(69)	1	—
Total long-term debt	$(378)	$3		$—	$—	$—	$—	$15	$52	$(1)	$(309)	$3	$—

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Three Months Ended September 30, 2022
		Total Gains (Losses) (Realized/Unrealized)										Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2022(4)(5)	Net Unrealized Gains (Losses) Included in OCI Related to Assets and Liabilities Still Held as of September 30, 2022(1)
	Balance, June 30, 2022	Included in Net Income		Included in Total OCI (Loss)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3	Transfers into Level 3	Balance, September 30, 2022
	(Dollars in millions)
Trading securities:
Mortgage-related	$76	$(3)	(5)(6)	$—	$—	$—	$—	$—	$(33)	$—	$40	$2	$—

Available-for-sale securities:
Agency	$404	$1		$(1)	$—	$—	$—	$(11)	$—	$—	$393	$—	$(1)
Other mortgage-related	289	(2)		1	—	—	—	(7)	—	—	281	—	2
Total available-for-sale securities	$693	$(1)	(6)(7)	$—	$—	$—	$—	$(18)	$—	$—	$674	$—	$1

Mortgage loans	$599	$(20)	(5)(6)	$—	$—	$—	$—	$(33)	$(13)	$12	$545	$(21)	$—

Net derivatives	(7)	(26)	(5)	—	—	—	—	1	—	—	(32)	(25)	—

Long-term debt:
Of Fannie Mae	$(253)	$(1)	(5)	$—	$—	$—	$—	$—	$—	$—	$(254)	$(1)	$—
Of consolidated trusts	(152)	4	(5)(6)	—	—	—	—	7	—	—	(141)	3	—
Total long-term debt	$(405)	$3		$—	$—	$—	$—	$7	$—	$—	$(395)	$2	$—

Fannie Mae (In conservatorship) Third Quarter 2023 Form 10-Q	108

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Nine Months Ended September 30, 2022
		Total Gains (Losses) (Realized/Unrealized)										Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2022(4)(5)	Net Unrealized Gains (Losses) Included in OCI Related to Assets and Liabilities Still Held as of September 30, 2022(1)
	Balance, December 31, 2021	Included in Net Income		Included in Total OCI (Loss)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3	Transfers into Level 3	Balance, September 30, 2022
	(Dollars in millions)
Trading securities:
Mortgage-related	$57	$(11)	(5)(6)	$—	$—	$—	$—	$(1)	$(47)	$42	$40	$(2)	$—

Available-for-sale securities:
Agency	$431	$2		$(5)	$—	$—	$—	$(35)	$—	$—	$393	$—	$(4)
Other mortgage-related	322	(10)		(1)	—	—	—	(29)	(2)	1	281	—	—
Total available-for-sale securities	$753	$(8)	(6)(7)	$(6)	$—	$—	$—	$(64)	$(2)	$1	$674	$—	$(4)

Mortgage loans	$755	$(68)	(5)(6)	$—	$—	$(2)	$—	$(115)	$(73)	$48	$545	$(59)	$—

Net derivatives	131	(183)	(5)	—	—	—	—	20	—	—	(32)	(163)	—

Long-term debt:
Of Fannie Mae	$(373)	$119	(5)	$—	$—	$—	$—	$—	$—	$—	$(254)	$119	$—
Of consolidated trusts	(95)	6	(5)(6)	—	—	—	(86)	34	1	(1)	(141)	6	—
Total long-term debt	$(468)	$125		$—	$—	$—	$(86)	$34	$1	$(1)	$(395)	$125	$—
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
(7)Gains (losses) are included in “Investment gains (losses), net” in our condensed consolidated statements of operations and comprehensive income.

Fannie Mae (In conservatorship) Third Quarter 2023 Form 10-Q	109

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

	Fair Value Measurements as of September 30, 2023
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)(2)
	(Dollars in millions)
Recurring fair value measurements:
Trading securities:
Mortgage-related(3)	$24	Various

Available-for-sale securities:
Agency(3)	212	Consensus
Other mortgage-related	91	Discounted Cash Flow	Spreads (bps)	488.0	-	518.0	503.6
	16	Single Vendor
	96	Various
Total other mortgage-related	203
Total available-for-sale securities	$415

Net derivatives	$8	Dealer Mark
	31	Discounted Cash Flow
Total net derivatives	$39

	Fair Value Measurements as of December 31, 2022
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)(2)
	(Dollars in millions)
Recurring fair value measurements:
Trading securities:
Mortgage-related(3)	$47	Various

Available-for-sale securities:
Agency(3)	371	Consensus
Other mortgage-related	142	Discounted Cash Flow	Spreads (bps)	531.0	-	582.0	557.7
	96	Single Vendor
	25	Various
Total other mortgage-related	263
Total available-for-sale securities	$634

Net derivatives	$25	Dealer Mark
	(62)	Discounted Cash Flow
Total net derivatives	$(37)
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
(3)Includes Fannie Mae and Freddie Mac securities.
In our condensed consolidated balance sheets, certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when we evaluate loans for impairment). We held no Level 1 assets or liabilities that were measured at fair value on a nonrecurring basis as of September 30, 2023 or December 31, 2022. We held $204 million and $30 million in Level 2 assets as of September 30, 2023 and December 31, 2022, respectively, composed of mortgage loans held for sale that were impaired. We held no Level 2 or Level 3 liabilities that were measured at fair value on a nonrecurring basis as of September 30, 2023 or December 31, 2022.

Fannie Mae (In conservatorship) Third Quarter 2023 Form 10-Q	110

Notes to Condensed Consolidated Financial Statements | Fair Value
The following table displays valuation techniques for our Level 3 assets measured at fair value on a nonrecurring basis.

		Fair Value Measurements as of
	Valuation Techniques	September 30, 2023	December 31, 2022
		(Dollars in millions)
Nonrecurring fair value measurements:
Mortgage loans:(1)
Mortgage loans held for sale, at lower of cost or fair value	Consensus	$2,261	$1,571
	Single Vendor	—	92
Total mortgage loans held for sale, at lower of cost or fair value		2,261	1,663

Single-family mortgage loans held for investment, at amortized cost	Internal Model	684	1,636

Multifamily mortgage loans held for investment, at amortized cost	Appraisal	6	3
	Broker Price Opinion	877	614
	Internal Model	133	27
Total multifamily mortgage loans held for investment, at amortized cost		1,016	644

Acquired property, net:
Single-family	Accepted Offer	22	17
	Appraisal	44	65
	Internal Model	193	215
	Walk Forward	78	91
	Various	17	12
Total single-family		354	400

Multifamily	Various	85	119
Total nonrecurring assets at fair value		$4,400	$4,462
(1)When we measure impairment, including recoveries, based on the fair value of the loan or the underlying collateral and impairment is recorded on any component of the mortgage loan, including accrued interest receivable and amounts due from the borrower for advances of taxes and insurance, we present the entire fair value measurement amount with the corresponding mortgage loan.

Fannie Mae (In conservatorship) Third Quarter 2023 Form 10-Q	111

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

	As of September 30, 2023
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment	Estimated Fair Value
	(Dollars in millions)
Financial assets:
Cash and cash equivalents, including restricted cash and cash equivalents	$81,799	$34,649	$47,150	$—	$—	$81,799
Securities purchased under agreements to resell	22,850	—	22,850	—	—	22,850
Trading securities	51,288	48,634	2,630	24	—	51,288
Available-for-sale securities	584	—	169	415	—	584
Mortgage loans held for sale	2,587	—	588	2,062	—	2,650
Mortgage loans held for investment, net of allowance for loan losses	4,131,301	—	3,346,542	123,867	—	3,470,409
Advances to lenders	3,384	—	3,384	—	—	3,384
Derivative assets at fair value	149	—	417	53	(321)	149
Guaranty assets and buy-ups	75	—	—	168	—	168
Total financial assets	$4,294,017	$83,283	$3,423,730	$126,589	$(321)	$3,633,281

Financial liabilities:
Short-term debt:
Of Fannie Mae	$14,245	$—	$14,238	$—	$—	$14,238
Long-term debt:
Of Fannie Mae	111,407	—	109,706	551	—	110,257
Of consolidated trusts	4,106,110	—	3,421,692	248	—	3,421,940
Derivative liabilities at fair value	225	—	4,452	14	(4,241)	225
Guaranty obligations	81	—	—	71	—	71
Total financial liabilities	$4,232,068	$—	$3,550,088	$884	$(4,241)	$3,546,731

Fannie Mae (In conservatorship) Third Quarter 2023 Form 10-Q	112

Notes to Condensed Consolidated Financial Statements | Fair Value

	As of December 31, 2022
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment	Estimated Fair Value
	(Dollars in millions)
Financial assets:
Cash and cash equivalents, including restricted cash and cash equivalents	$87,841	$32,991	$54,850	$—	$—	$87,841
Securities purchased under agreements to resell	14,565	—	14,565	—	—	14,565
Trading securities	50,129	46,898	3,184	47	—	50,129
Available-for-sale securities	696	—	62	634	—	696
Mortgage loans held for sale	2,033	—	48	2,029	—	2,077
Mortgage loans held for investment, net of allowance for loan losses	4,112,403	—	3,437,979	171,857	—	3,609,836
Advances to lenders	1,502	—	1,502	—	—	1,502
Derivative assets at fair value	175	—	300	29	(154)	175
Guaranty assets and buy-ups	87	—	—	166	—	166
Total financial assets	$4,269,431	$79,889	$3,512,490	$174,762	$(154)	$3,766,987

Financial liabilities:
Short-term debt:
Of Fannie Mae	$10,204	$—	$10,208	$—	$—	$10,208
Long-term debt:
Of Fannie Mae	123,964	—	122,066	558	—	122,624
Of consolidated trusts	4,087,720	—	3,511,958	42,150	—	3,554,108
Derivative liabilities at fair value	168	—	4,764	66	(4,662)	168
Guaranty obligations	94	—	—	66	—	66
Total financial liabilities	$4,222,150	$—	$3,648,996	$42,840	$(4,662)	$3,687,174
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

Fannie Mae (In conservatorship) Third Quarter 2023 Form 10-Q	113

Notes to Condensed Consolidated Financial Statements | Fair Value
The following table displays the fair value and unpaid principal balance of the financial instruments for which we have elected the fair value option.

	As of
	September 30, 2023			December 31, 2022
	Loans(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts	Loans(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts
	(Dollars in millions)
Fair value	$3,207	$833	$14,210	$3,645	$1,161	$16,260
Unpaid principal balance	3,527	828	14,823	3,835	1,145	16,311
(1)Includes nonaccrual loans with a fair value of $32 million and $40 million as of September 30, 2023 and December 31, 2022, respectively. Includes loans that are 90 days or more past due with a fair value of $33 million and $48 million as of September 30, 2023 and December 31, 2022, respectively.
Changes in Fair Value under the Fair Value Option Election
We recorded losses of $117 million and $95 million for the three and nine months ended September 30, 2023, respectively, and losses of $209 million and $587 million for the three and nine months ended September 30, 2022, respectively, from changes in the fair value of loans recorded at fair value in “Fair value gains, net” in our condensed consolidated statements of operations and comprehensive income.
We recorded gains of $406 million and $356 million for the three and nine months ended September 30, 2023, respectively, and gains of $787 million and $2.4 billion for the three and nine months ended September 30, 2022, respectively, from changes in the fair value of long-term debt recorded at fair value in “Fair value gains, net” in our condensed consolidated statements of operations and comprehensive income.
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

Fannie Mae (In conservatorship) Third Quarter 2023 Form 10-Q	114

Notes to Condensed Consolidated Financial Statements | Commitments and Contingencies

District of Columbia. The lawsuits challenge the August 2012 amendment to each company’s senior preferred stock purchase agreement with Treasury.
Plaintiffs in these lawsuits allege that the net worth sweep dividend provisions of the senior preferred stock that were implemented pursuant to the August 2012 amendments nullified certain of the shareholders’ rights and caused them harm. Plaintiffs in the class action represent a class of Fannie Mae preferred shareholders and classes of Freddie Mac common and preferred shareholders. On September 23, 2022, the court issued a summary judgment ruling that permitted the plaintiffs in these lawsuits to present to a jury their claims for breach of the implied covenant of good faith and fair dealing. The cases were consolidated for trial and a trial commenced on October 17, 2022, but resulted in a mistrial after the jury could not reach a verdict. A second trial commenced on July 24, 2023. On August 14, 2023, the jury returned a verdict for the plaintiffs and awarded damages of $299.4 million to Fannie Mae preferred shareholders. On October 24, 2023, the court awarded these shareholders prejudgment interest on the damage award, to be determined as simple interest, accruing from August 17, 2012 until the date on which judgment is entered at a fixed rate of 5% over the Federal Reserve discount rate as of August 17, 2012. We have determined the prejudgment interest through September 30, 2023 is $192 million. The parties will have an opportunity to file an appeal. We evaluated the jury verdict and the court’s award of prejudgment interest and have established an accrual for each, reflected as expense in “Other expenses, net” for the three months ended September 30, 2023.
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
The table below sets forth information about our capital requirements under the standardized approach of the enterprise regulatory capital framework. Available capital for purposes of the enterprise regulatory capital framework excludes the stated value of the senior preferred stock ($120.8 billion) and other amounts specified in footnote 2 to the table. Because of these exclusions, we had a deficit in available capital as of September 30, 2023, even though we had positive net worth under GAAP of $73.7 billion as of September 30, 2023.

Fannie Mae (In conservatorship) Third Quarter 2023 Form 10-Q	115

Notes to Condensed Consolidated Financial Statements | Regulatory Capital Requirements
As of September 30, 2023, we had a $246 billion shortfall of our available capital (deficit) to the adjusted total capital requirement (including buffers) of $187 billion under the standardized approach of the enterprise regulatory capital framework as shown in the table below. As of September 30, 2023, our risk-based adjusted total capital requirement (including buffers) represented the amount of capital needed to be fully capitalized under the standardized approach to the enterprise regulatory capital framework.

Capital Metrics under the Enterprise Regulatory Capital Framework as of September 30, 2023(1)
(Dollars in billions)
Adjusted total assets	$4,560
Risk-weighted assets	1,346

	Amounts			Ratios
	Available Capital (Deficit)(2)	Minimum Capital Requirement	Total Capital Requirement (including Buffers)(3)	Available Capital (Deficit) Ratio(4)	Minimum Capital Ratio Requirement	Total Capital Requirement Ratio (including Buffers)
Risk-based capital:
Total capital (statutory)(5)	$(38)	$108	$108	(2.8)%	8.0%	8.0%
Common equity tier 1 capital	(78)	61	140	(5.8)	4.5	10.4
Tier 1 capital	(59)	81	160	(4.4)	6.0	11.9
Adjusted total capital	(59)	108	187	(4.4)	8.0	13.9
Leverage capital:
Core capital (statutory)(6)	(47)	114	114	(1.0)	2.5	2.5
Tier 1 capital	(59)	114	137	(1.3)	2.5	3.0
(1)Ratios are calculated as a percentage of risk-weighted assets for risk-based capital metrics and as a percentage of adjusted total assets for leverage capital metrics.
(2)Available capital (deficit) for all line items excludes the stated value of the senior preferred stock ($120.8 billion). Available capital (deficit) for all line items except total capital and core capital also deducts a portion of deferred tax assets. Deferred tax assets arising from temporary differences between GAAP and tax requirements are deducted from capital to the extent they exceed 10% of common equity. As of September 30, 2023, this resulted in the full deduction of deferred tax assets ($11.9 billion) from our available capital (deficit). Available capital (deficit) for common equity tier 1 capital also excludes the value of the non-cumulative perpetual preferred stock ($19.1 billion).
(3)The applicable buffer for common equity tier 1 capital, tier 1 capital, and adjusted total capital is the PCCBA, comprised of a stress capital buffer, a stability capital buffer, and a countercyclical capital buffer. The applicable buffer for tier 1 capital (leverage based) is the PLBA. The stress capital buffer and countercyclical capital buffer are each calculated by multiplying prescribed factors by adjusted total assets as of the last day of the previous calendar quarter. The stability capital buffer is based on our share of mortgage debt outstanding. The prescribed leverage buffer for 2023 is set at 50% of the 2023 stability buffer. Going forward the stability buffer and the prescribed leverage buffer will be updated with an effective date that depends on whether the stability capital buffer increases or decreases relative to the previously calculated value.
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
As a result of our capital shortfall, our maximum payout ratio under the enterprise regulatory capital framework as of September 30, 2023 was 0%. While it is not applicable until the date of termination of our conservatorship, our maximum payout ratio represents the percentage of eligible retained income that we are permitted to pay out in the form of distributions or discretionary bonus payments under the enterprise regulatory capital framework. The maximum payout ratio for a given quarter is the lowest of the payout ratios determined by our capital conservation buffer and our leverage buffer.

Fannie Mae (In conservatorship) Third Quarter 2023 Form 10-Q	116

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
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures in effect as of September 30, 2023, the end of the period covered by this report. As a result of management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of September 30, 2023, or as of the date of filing this report.
Our disclosure controls and procedures were not effective as of September 30, 2023, or as of the date of filing this report because they did not adequately ensure the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws. As a result, we were not able to rely upon the disclosure controls and procedures that were in place as of September 30, 2023, or as of the date of this filing, and we continue to have a material weakness in our internal control over financial reporting. This material weakness is described in more detail below under “Description of Material Weakness.” Based on discussions with FHFA and the structural nature of this material weakness, we do not expect to remediate this material weakness while we are under conservatorship.
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
Management has determined that we continued to have the following material weakness as of September 30, 2023, and as of the date of filing this report:
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

Fannie Mae Third Quarter 2023 Form 10-Q	117

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
Due to these circumstances, we have not been able to update our disclosure controls and procedures in a manner that adequately ensures the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws, including disclosures affecting our condensed consolidated financial statements. As a result, we did not maintain effective controls and procedures designed to ensure complete and accurate disclosure as required by GAAP as of September 30, 2023, or as of the date of filing this report. Based on discussions with FHFA and the structural nature of this weakness, we do not expect to remediate this material weakness while we are under conservatorship.
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
•FHFA personnel, including senior officials, have reviewed our SEC filings prior to filing, including this quarterly report on Form 10-Q for the quarter ended September 30, 2023 (“Third Quarter 2023 Form 10-Q”), and engaged in discussions regarding issues associated with the information contained in those filings. Prior to filing our Third Quarter 2023 Form 10-Q, FHFA provided Fannie Mae management with written acknowledgment that it had reviewed the Third Quarter 2023 Form 10-Q, and it was not aware of any material misstatements or omissions in the Third Quarter 2023 Form 10-Q and had no objection to our filing the Third Quarter 2023 Form 10-Q.
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
Changes in Internal Control Over Financial Reporting
Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting from July 1, 2023, through September 30, 2023, that management believes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
In the ordinary course of business, we review our system of internal control over financial reporting and make changes that we believe will improve these controls and increase efficiency, while continuing to ensure that we maintain effective internal controls. Changes may include implementing new, more efficient systems, automating manual processes, and updating existing systems.

Fannie Mae Third Quarter 2023 Form 10-Q	118

Other Information

PART II—OTHER INFORMATION
Item 1.  Legal Proceedings
The information in this item supplements and updates information regarding certain legal proceedings set forth in “Legal Proceedings” in our 2022 Form 10-K, our First Quarter 2023 Form 10-Q and our Second Quarter 2023 Form 10-Q. We also provide information regarding material legal proceedings in “Note 13, Commitments and Contingencies,” which is incorporated herein by reference. In addition to the matters specifically described or incorporated by reference in this item, we are involved in legal and regulatory proceedings that arise in the ordinary course of business that we do not expect will have a material impact on our business or financial condition. However, litigation claims and proceedings of all types are subject to many factors and their outcome and effect on our business and financial condition generally cannot be predicted accurately.
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
Senior Preferred Stock Purchase Agreements Litigation
Since June 2013, preferred and common stockholders of Fannie Mae and Freddie Mac filed lawsuits in multiple federal courts against one or more of the United States, Treasury and FHFA, challenging actions taken by the defendants relating to the Fannie Mae and Freddie Mac senior preferred stock purchase agreements and the conservatorships of Fannie Mae and Freddie Mac. Some of these lawsuits also contain claims against Fannie Mae and Freddie Mac. The legal claims being advanced by one or more of these lawsuits include challenges to the net worth sweep dividend provisions of the senior preferred stock that were implemented pursuant to August 2012 amendments to the agreements, the payment of dividends to Treasury under the net worth sweep dividend provisions, and FHFA’s decision to require Fannie Mae and Freddie Mac to draw funds from Treasury to pay dividends to Treasury prior to the August 2012 amendments. The plaintiffs seek various forms of equitable and injunctive relief as well as damages. The cases that remain pending after June 30, 2023 are as follows:
District of Columbia (In re Fannie Mae/Freddie Mac Senior Preferred Stock Purchase Agreement Class Action Litigations and Fairholme Funds v. FHFA). Fannie Mae is a defendant in two cases in the U.S. District Court for the District of Columbia, including a consolidated class action. The cases were consolidated for trial, and on August 14, 2023, the jury returned a verdict for the plaintiffs and awarded damages of $299.4 million to Fannie Mae preferred shareholders. On October 24, 2023, the court awarded these shareholders prejudgment interest on the damage award, to be determined as simple interest, accruing from August 17, 2012 until the date on which judgment is entered at a fixed rate of 5% over the Federal Reserve discount rate as of August 17, 2012. We have determined the prejudgment interest through September 30, 2023 is $192 million. See “Note 13, Commitments and Contingencies” for additional information.
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
On June 23, 2021, the U.S. Supreme Court held that FHFA did not exceed its statutory powers as conservator when it agreed to the net worth sweep dividend provisions of the third amendment to the senior preferred stock purchase agreements in August 2012. The court also held that the provision of the Housing and Economic Recovery Act of 2008 that restricts the President’s power to remove the FHFA Director without cause violates the Constitution’s separation of powers and, thus, the FHFA Director may be removed by the President for any reason. The court rejected plaintiffs’ request to rescind the third amendment to the senior preferred stock purchase agreements. However, the Supreme Court remanded the case to the Fifth Circuit for further proceedings on the sole issue of whether the stockholders suffered compensable harm related to the constitutional claim during the limited time-period when a Senate-confirmed FHFA Director was in office. On March 4, 2022, the Fifth Circuit remanded the case to the district court for further proceedings on the compensable harm issue. On June 3, 2022, the stockholders filed an amended complaint and on July 18, 2022, FHFA and Treasury moved to dismiss that complaint. On November 21, 2022, the district court dismissed the case. On October 12, 2023, the Fifth Circuit Court of Appeals affirmed the district court’s dismissal.
Western District of Michigan (Rop et al. v. FHFA et al.). On June 1, 2017, preferred and common stockholders of Fannie Mae and Freddie Mac filed a complaint for declaratory and injunctive relief against FHFA and Treasury in the U.S.

Fannie Mae Third Quarter 2023 Form 10-Q	119

Other Information

District Court for the Western District of Michigan. FHFA and Treasury moved to dismiss the case on September 8, 2017, and plaintiffs filed a motion for summary judgment on October 6, 2017. On September 8, 2020, the court denied plaintiffs’ motion for summary judgment and granted defendants’ motion to dismiss. On October 4, 2022, the U.S. Court of Appeals for the Sixth Circuit reversed the dismissal and remanded the case to the district court to determine whether the stockholders suffered compensable harm. On February 2, 2023, plaintiffs filed a petition with the Supreme Court seeking review of the Sixth Circuit’s decision, which the Supreme Court denied on June 12, 2023. On August 11, 2023, plaintiffs submitted a motion for leave to file an amended complaint in the district court.
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
U.S. Court of Federal Claims (Fisher et al. v. United States of America). On December 2, 2013, common stockholders of Fannie Mae filed a lawsuit against the United States that listed Fannie Mae as a nominal defendant. The plaintiffs alleged that the net worth sweep dividend provisions of the senior preferred stock that were implemented pursuant to the August 2012 amendment constituted a taking of Fannie Mae’s property without just compensation in violation of the U.S. Constitution. On February 15, 2023, the court issued an order for plaintiffs to show cause why their claims should not be dismissed, as claims similar to theirs brought by other Fannie Mae stockholders in other cases against the United States had been dismissed by the court. On September 1, 2023, the court dismissed the case with prejudice.
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
Recent Sales of Unregistered Equity Securities
Under the terms of our senior preferred stock purchase agreement with Treasury, we are prohibited from selling or issuing our equity interests without the prior written consent of Treasury except under limited circumstances, which are described in “Business—Conservatorship and Treasury Agreements—Treasury Agreements—Covenants under Treasury Agreements” in our 2022 Form 10-K. During the quarter ended September 30, 2023, we did not sell any equity securities.
Information about Certain Securities Issuances by Fannie Mae
Pursuant to SEC regulations, public companies are required to disclose certain information when they incur a material direct financial obligation or become directly or contingently liable for a material obligation under an off-balance sheet

Fannie Mae Third Quarter 2023 Form 10-Q	120

Other Information

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
Our Purchases of Equity Securities
We did not repurchase any of our equity securities during the third quarter of 2023.
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

Fannie Mae Third Quarter 2023 Form 10-Q	121

Other Information

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

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101. INS	Inline XBRL Instance Document* - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101. SCH	Inline XBRL Taxonomy Extension Schema*
101. CAL	Inline XBRL Taxonomy Extension Calculation*
101. DEF	Inline XBRL Taxonomy Extension Definition*
101. LAB	Inline XBRL Taxonomy Extension Label*
101. PRE	Inline XBRL Taxonomy Extension Presentation*
104	Cover Page Interactive Data File* (embedded within the Inline XBRL document)
*    The financial information contained in these Inline XBRL documents is unaudited.

Fannie Mae Third Quarter 2023 Form 10-Q	122

Signatures

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal National Mortgage Association

By:	/s/ Priscilla Almodovar
Priscilla Almodovar Chief Executive Officer
Date: October 31, 2023

By:	/s/ Chryssa C. Halley
Chryssa C. Halley Executive Vice President and Chief Financial Officer
Date: October 31, 2023

Fannie Mae Third Quarter 2023 Form 10-Q	123