Form 10-K
period 2023-12-31
FEDERAL NATIONAL MORTGAGE ASSOCIATION FANNIE MAE
filed 2024-02-15
CIK 310522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period fromto
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

Common Stock, without par value
8.25% Non-Cumulative Preferred Stock, Series T, stated value $25 per share
Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series S, stated value $25 per share
7.625% Non-Cumulative Preferred Stock, Series R, stated value $25 per share
6.75% Non-Cumulative Preferred Stock, Series Q, stated value $25 per share
Variable Rate Non-Cumulative Preferred Stock, Series P, stated value $25 per share
Variable Rate Non-Cumulative Preferred Stock, Series O, stated value $50 per share
5.375% Non-Cumulative Convertible Series 2004-1 Preferred Stock, stated value $100,000 per share
5.50% Non-Cumulative Preferred Stock, Series N, stated value $50 per share
4.75% Non-Cumulative Preferred Stock, Series M, stated value $50 per share
5.125% Non-Cumulative Preferred Stock, Series L, stated value $50 per share
5.375% Non-Cumulative Preferred Stock, Series I, stated value $50 per share
5.81% Non-Cumulative Preferred Stock, Series H, stated value $50 per share
Variable Rate Non-Cumulative Preferred Stock, Series G, stated value $50 per share
Variable Rate Non-Cumulative Preferred Stock, Series F, stated value $50 per share
5.10% Non-Cumulative Preferred Stock, Series E, stated value $50 per share
5.25% Non-Cumulative Preferred Stock, Series D, stated value $50 per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐      No  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐        No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑
The aggregate market value of the common stock held by non-affiliates computed by reference to the closing price of the common stock quoted on the OTCQB on
June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $510 million.
As of February 1, 2024, there were 1,158,087,567 shares of common stock of the registrant outstanding.

Table of Contents
		Page
PART I
Item 1.	Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	1
	About Fannie Mae . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	1
	Our Mission and Strategy . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	1
	Executive Summary . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	2
	Business Segments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	2
	Competition . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	5
	Mortgage Securitizations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	5
	Human Capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	6
	Conservatorship and Treasury Agreements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	7
	Legislation and Regulation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	12
	Where You Can Find Additional Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	18
	Forward-Looking Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	19
Item 1A.	Risk Factors . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	22
	Risk Factors Summary . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	22
	GSE and Conservatorship Risk . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	24
	Credit Risk . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	30
	Operational and Model Risk . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	35
	Liquidity and Funding Risk . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	40
	Market and Industry Risk . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	41
	Legal and Regulatory Risk . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	43
	General Risk . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	44
Item 1B.	Unresolved Staff Comments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	45
Item 1C.	Cybersecurity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	45
Item 2.	Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	48
Item 3.	Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	48
Item 4.	Mine Safety Disclosures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	50
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	51
Item 6.	[Reserved] . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	52
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations . . . . . . . . . . . . . . .	53
	Key Market Economic Indicators . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	53
	Consolidated Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	57
	Consolidated Balance Sheet Analysis . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	68
	Retained Mortgage Portfolio . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	69
	Guaranty Book of Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	71
	Single-Family Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	72
	Single-Family Primary Business Activities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	72
	Single-Family Lenders and Investors . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	73
	Single-Family Competition . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	73
	Single-Family Mortgage Market . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	74
	Single-Family Mortgage-Related Securities Issuances Share . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	75
	Single-Family Business Metrics . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	75
	Single-Family Business Financial Results . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	77

Fannie Mae 2023 Form 10-K	i

	Single-Family Mortgage Credit Risk Management . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	79
	Multifamily Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	100
	Multifamily Primary Business Activities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	100
	Multifamily Lenders and Investors . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	103
	Multifamily Competition . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	103
	Multifamily Mortgage Market . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	105
	Multifamily Business Metrics . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	105
	Multifamily Business Financial Results . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	108
	Multifamily Mortgage Credit Risk Management . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	109
	Consolidated Credit Ratios and Select Credit Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	117
	Liquidity and Capital Management . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	118
	Risk Management . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	128
	Credit Risk Management Overview . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	131
	Mortgage Credit Risk Management . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	131
	Climate and Natural Disaster Risk Management . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	131
	Institutional Counterparty Credit Risk Management . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	133
	Market Risk Management, including Interest-Rate Risk Management . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	141
	Liquidity and Funding Risk Management . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	146
	Operational Risk Management . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	146
	Model Risk Management . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	146
	Critical Accounting Estimates . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	147
	Impact of Future Adoption of New Accounting Guidance . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	150
	Glossary of Terms Used in This Report . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	150
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	153
Item 8.	Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	153
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure . . . . . . . . . . . . . . .	153
Item 9A.	Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	153
Item 9B.	Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	158
Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	158
PART III
Item 10.	Directors, Executive Officers and Corporate Governance . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	158
	Directors . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	158
	Corporate Governance . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	163
	Report of the Audit Committee of the Board of Directors . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	170
	Executive Officers . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	172
Item 11.	Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	174
	Compensation Discussion and Analysis . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	174
	Compensation Committee Report . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	192
	Compensation Risk Assessment . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	192
	Compensation Tables and Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	193
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters . . . . .	201
Item 13.	Certain Relationships and Related Transactions, and Director Independence . . . . . . . . . . . . . . . . . . . . . . . . . .	202
	Policies and Procedures Relating to Transactions with Related Persons . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	202
	Transactions with Related Persons . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	204
	Director Independence . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	205
Item 14.	Principal Accounting Fees and Services . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	207

Fannie Mae 2023 Form 10-K	ii

PART IV
Item 15.	Exhibits, Financial Statement Schedules . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	208
Item 16.	Form 10-K Summary . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	210
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .		F-1

Fannie Mae 2023 Form 10-K	iii
PART I
This report includes forward-looking statements based on management’s current expectations that are subject to significant uncertainties. Future events and our results may differ materially from those reflected in our forward-looking statements due to a variety of factors, including those discussed in “Business—Forward-Looking Statements,” “Risk
Factors” and elsewhere in this report.
You can find a “Glossary of Terms Used in This Report” in “Management’s Discussion and Analysis of Financial
Condition and Results of Operations (‘MD&A’).”
Item 1.  Business
About Fannie Mae

Fannie Mae is a leading source of financing for residential mortgages in the United States. We provided $369 billion in liquidity to the mortgage market in 2023, which enabled the financing of approximately 1.5 million home purchases, refinancings, and rental units.
We are a government-sponsored, stockholder-owned corporation, chartered by Congress to provide liquidity and stability to the U.S. housing market and to promote access to mortgage credit. We primarily do this by buying residential mortgage loans that are originated by lenders. We place these loans into trusts and issue guaranteed mortgage-backed securities (“MBS” or “Fannie Mae MBS”) that global investors buy from us. We do not originate mortgage loans or lend money directly to borrowers.
We support both single-family and multifamily housing. Our Single-Family business provides financing for properties that have four or fewer residential units. Our Multifamily business provides financing for residential buildings with five or more units. As of September 30, 2023 (the latest date for which information is available), Fannie Mae owned or guaranteed an estimated 1 in 4 single-family mortgage loans in the United States and an estimated 21% of multifamily mortgage debt outstanding in the United States.
We provide a guaranty on the MBS that we issue. If a borrower fails to make a payment on a mortgage loan that is included in a Fannie Mae MBS, we pay the shortfall amount to the MBS investor. In exchange for providing this guaranty, we receive a guaranty fee. Guaranty fees are the primary source of our revenues.
Because we assume the credit risk for mortgage loans in our MBS, our earnings are affected by the credit performance of these loans. Credit risk management is therefore key to our business and financial results. To help manage our mortgage credit risk exposure, and in response to capital requirements, we transfer some of our credit risk exposure to third parties through credit risk transfer transactions and mortgage insurance. For a discussion of how we manage credit risk, see “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management” and “MD&A—Multifamily
Business—Multifamily Mortgage Credit Risk Management.”
We are in conservatorship, with the Federal Housing Finance Agency (“FHFA”) as our conservator. During conservatorship, our Board has no fiduciary duties to the company or its stockholders, as they owe their fiduciary duties of care and loyalty solely to FHFA as conservator. Conservatorship and our agreements with the U.S. Department of the
Treasury (“Treasury”) significantly restrict our business activities and stockholder rights. For more information about the impact of conservatorship and these agreements on our business, stockholders, and our uncertain future, see
“Conservatorship and Treasury Agreements” and “Risk Factors—GSE and Conservatorship Risk.”
Our Mission and Strategy

Our mission is to facilitate equitable and sustainable access to homeownership and quality affordable rental housing across America. We seek to accomplish our mission while managing risks to our company and the U.S. housing finance system. Our 2023-2025 strategic plan objectives are to:
•Improve Access to Equitable and Sustainable Housing: Build on our mission-first culture to deliver positive community outcomes that serve renters and homeowners.
•Enhance our Financial and Risk Positions: Ensure that we are financially secure, can earn investable returns, and manage risk to the company and the housing finance system.
For information on how we help make access to housing in the United States more attainable, affordable, and stable for low- and moderate-income borrowers and renters, see our 2022 Environmental, Social, and Governance report, which is available on our website under “About Us—ESG,” and “Legislation and Regulation” in this report.

Business | About Fannie Mae

Fannie Mae 2023 Form 10-K	1
Executive Summary

Please read this summary together with our MD&A, our consolidated financial statements as of December 31, 2023 and the accompanying notes.
Overview of Financial Results
Summary of Key Drivers of Financial Results
2023 vs. 2022
•Net revenues decreased $687 million in 2023 compared with 2022, primarily due to lower deferred guaranty fee income, offset by higher income from the corporate liquidity portfolio. Higher interest rates in 2023 drove both the decline in deferred guaranty fee income due to lower refinancing activity as well as the higher income on securities in our corporate liquidity portfolio. Net revenues consist of net interest income and fee and other income.
•Net income increased $4.5 billion in 2023 compared with 2022, primarily driven by a $7.9 billion shift to benefit for credit losses in 2023 from a provision for credit losses in 2022.
•Net worth increased by $17.4 billion in 2023 to $77.7 billion as of December 31, 2023.
2022 vs. 2021
•Net revenues remained relatively flat in 2022 compared with 2021, as lower deferred guaranty fee income was offset by higher income from portfolios and higher base guaranty fee income.
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
See “MD&A—Consolidated Results of Operations” for more information on the drivers of our financial results.
Business Segments

We conduct business in the U.S. residential mortgage markets and the global securities markets. According to the
Federal Reserve, total U.S. residential mortgage debt outstanding was estimated to be approximately $16.0 trillion as of
September 30, 2023 (the latest date for which information is available). We owned or guaranteed mortgage assets representing approximately 26% of total U.S. residential mortgage debt outstanding as of September 30, 2023.

Business | Executive Summary

Fannie Mae 2023 Form 10-K	2
We have two reportable business segments: Single-Family and Multifamily. The chart below outlines the primary business activities and drivers of revenues and expense for each of our business segments.

Single-Family Business Segment
Primary Business Activities	Primary Drivers of Revenue[1]	Primary Drivers of Expense[1]
Mortgage securitizations: Works with
lenders to acquire single-family mortgage
loans and issue MBS.
Credit risk management: Prices and
manages the credit risk on loans in our
single-family guaranty book of business,
which includes establishing underwriting
and servicing standards. Enters into
transactions that transfer a portion of the
credit risk on some of the loans in our
single-family guaranty book of business to
third parties.
Credit loss management: Works to reduce
costs of defaulted single-family loans,
including through forbearance plans, home
retention solutions, foreclosure alternatives,
management of foreclosures and our real-
estate owned (“REO”) inventory, selling
nonperforming loans, and pursuing
contractual remedies from lenders,
servicers and providers of credit
enhancement.

Net interest income: Primary source is
guaranty fees—compensation we receive
for assuming the credit risk on our single-
family guaranty book of business. There
are two components of our single-family
guaranty fee:
•Base fees. Ongoing fees that factor into
a mortgage loan’s interest rate, which
are collected each month over the life
of the mortgage loan.
•Upfront fees. One-time payments made
by lenders upon loan delivery to us.
Includes risk-based fees (referred to as
“loan-level price adjustments”) that vary
based on loan and borrower attributes
(such as loan size, loan-to-value
(“LTV”) ratio, borrower credit score,
etc.). These fees are amortized into net
interest income over the life of the loan.
Another source is net interest income
earned from our corporate liquidity portfolio
and retained mortgage portfolio.

Provision for credit losses:
Consists of the provision for credit
losses on loans in our single-family
guaranty book of business. (In
some periods, we may have a
benefit for credit losses that
contributes to net income if we
reduce our single-family loss
reserves.)
Administrative expenses: Consists
of salaries and benefits,
occupancy costs, professional
services, and other Single-Family
business operations expenses.
TCCA fees: Consists of a portion
of our single-family guaranty fees
that is paid to Treasury pursuant to
the Temporary Payroll Tax Cut
Continuation Act of 2011, as
amended.

Multifamily Business Segment
Primary Business Activities	Primary Drivers of Revenue	Primary Drivers of Expense
Mortgage securitizations: Works with
lenders, primarily through our Delegated
Underwriting and Servicing, or DUS®,
program, to acquire multifamily mortgage
loans and issue MBS.
Credit risk management: Prices and
manages the credit risk on loans in our
multifamily guaranty book of business,
which includes establishing underwriting
and servicing standards. Lenders retain a
portion (typically one-third) of the credit risk
in most multifamily transactions. Enters into
additional transactions that transfer a
portion of the credit risk on some of the
loans in our multifamily guaranty book of
business to third parties.
Credit loss management: Works to reduce
costs of defaulted multifamily loans,
including through loss mitigation strategies
such as forbearance and modification,
management of foreclosures and our REO
inventory, and pursuing contractual
remedies from lenders, servicers,
borrowers, sponsors, and providers of credit
enhancement.

Net interest income: Primary source is
guaranty fees—compensation we receive
for assuming the credit risk on our
multifamily guaranty book of business. For
multifamily loans, base fees are the
primary component of our guaranty fee.
Another source is net interest income
earned from our corporate liquidity portfolio
and retained mortgage portfolio.

Provision for credit losses:
Consists of the provision for credit
losses on loans in our multifamily
guaranty book of business. (In
some periods, we may have a
benefit for credit losses that
contributes to net income if we
reduce our multifamily loss
reserves.)
Administrative expenses: Consists
of salaries and benefits,
occupancy costs, professional
services, and other Multifamily
business operations expenses.

(1)See “MD&A—Single-Family Business—Single-Family Business Financial Results” and “MD&A—Multifamily Business—Multifamily
Business Financial Results” for a discussion of other drivers of our single-family and multifamily financial results. Fair value gains were a significant driver of single-family financial results for the years ended December 31, 2023 and 2022.

Business | Business Segments

Fannie Mae 2023 Form 10-K	3
We primarily purchase single-family conventional loans that meet conforming loan limits in the secondary mortgage market. Conventional loans are not insured or guaranteed by a government agency (those are generally referred to as government-guaranteed loans). See “Legislation and Regulation—Our Charter” for a description of our conforming loan limits.
The chart below displays the unpaid principal balance (“UPB”) of our average single-family conventional guaranty book of business and our multifamily guaranty book of business, as well as our average single-family and multifamily charged guaranty fee.
Guaranty Book of Business and Average Charged Guaranty Fee by Segment
(Dollars in trillions)1

Single-Family
46.2 bps
46.9 bps
$3.59
$3.63
2022
2023

Multifamily
78.5 bps
76.1 bps
$0.44
$0.47
2022
2023

Average charged guaranty fee on single-family conventional guaranty book of business (in basis points), net of TCCA fees(2)	Average charged guaranty fee on multifamily guaranty book of business (in basis points) at end of period

Average single-family conventional guaranty book of business(3)	Multifamily guaranty book of business as of period end

(1)Measured based on the unpaid principal balance of mortgage loans underlying Fannie Mae MBS outstanding.
(2)Excludes the impact of a 10 basis point guaranty fee increase implemented pursuant to the TCCA, the incremental revenue from which is paid to Treasury and not retained by us.
(3)Our average single-family conventional guaranty book of business is based on quarter-end balances during the respective periods.
Our average single-family conventional guaranty book of business increased by 1.4% to $3.63 trillion in 2023 compared with 2022, driven by an increase in the average loan size of the book. The average charged guaranty fee, net of TCCA fees, on the single-family conventional guaranty book increased by 0.7 basis points to 46.9 basis points in 2023, primarily as a result of higher base guaranty fees charged on new acquisitions.
Our multifamily guaranty book of business grew by 7% in 2023 to $470.4 billion driven by our acquisitions combined with low prepayment volumes due to the high interest rate environment. The average charged guaranty fee on the multifamily guaranty book declined by 2.4 basis points to 76.1 basis points in 2023, primarily due to lower average charged fees on our 2023 acquisitions as compared with the existing loans in our multifamily guaranty book of business.
The chart below displays the net income for each of our business segments.
Business Segment Net Income
(Dollars in billions)

Business | Business Segments

Fannie Mae 2023 Form 10-K	4
See “MD&A—Single-Family Business” and “MD&A—Multifamily Business” for more information on the primary business activities, business metrics and financial results of our Single-Family and Multifamily businesses.
Competition

We compete to acquire mortgage assets in the secondary mortgage market and to issue mortgage-related securities to investors. Our primary competitors for the acquisition of single-family loans are Freddie Mac, private institutions (such as U.S. banks, securities dealers, insurance companies and investment funds) and government agencies (such as the
Federal Housing Administration (“FHA”) and the Department of Veterans Affairs (“VA”)). Our primary competitors for the issuance and/or guarantee of single-family mortgage-related securities are Freddie Mac, Ginnie Mae (which primarily guarantees securities backed by FHA-insured loans and VA-guaranteed loans) and private market competitors. Our primary competitors for the acquisition of multifamily mortgage assets and issuance of multifamily mortgage-related securities are Freddie Mac, life insurers, U.S. banks and thrifts, other institutional investors, Ginnie Mae and private-
label issuers of commercial mortgage-backed securities.
Competition to acquire mortgage assets and issue mortgage-related securities is affected by many factors, including our and our competitors’ pricing and eligibility standards, the number of residential mortgage loans offered for sale in the secondary mortgage market (and whether sellers elect to retain loans with better credit characteristics), and investor demand for mortgage assets. Our competitive environment also may be affected by many other factors, including: our risk appetite; our capital requirements; our return on capital requirements; applicable housing goals and duty-to-serve requirements; FHFA’s single-family mortgage purchase, servicing and securitization requirements aimed at aligning our single-family MBS with Freddie Mac’s MBS; and new or existing legislation or regulations applicable to us, our lenders or our investors. See “MD&A—Single-Family Business—Single-Family Competition” and “MD&A—Multifamily Business
—Multifamily Competition” for more information on the competition faced by our business segments. See
“Conservatorship and Treasury Agreements,” “Legislation and Regulation,” and “Risk Factors” for information on matters that affect or could affect our competitive environment.
Mortgage Securitizations

Overview
We securitize most of the single-family and multifamily mortgage loans we acquire. The MBS that we issue are generally fixed-income securities that are tradable in the global capital markets.
We guarantee Fannie Mae MBS so that investors in our MBS are insulated from mortgage borrower credit risk. If any borrower whose loan is in one of our MBS trusts fails to make a monthly payment, we pay those shortfall amounts to the
MBS investors. In exchange for providing this guaranty, we receive a guaranty fee. Guaranty fees are intended to cover the expected credit losses, administrative costs, cost of capital and return on capital targets associated with the loans we guarantee. For single-family loans, guaranty fees also include the TCCA fees we are required to pay to Treasury.
Types of Mortgage Securitization Transactions
We engage in three broad categories of mortgage securitization transactions:
•Lender Swap Transactions: A mortgage lender delivers mortgage loans to us in exchange for Fannie Mae
MBS backed by those mortgage loans. The lender may choose to hold the MBS they receive or sell the MBS to other investors. Our multifamily MBS generally have only one multifamily loan per MBS trust, while our single-
family MBS have multiple loans per MBS trust.
•Portfolio Securitization Transactions: A lender sells us mortgage loans for cash. When we have acquired enough mortgage loans or in response to MBS investor requests for Fannie Mae MBS with certain characteristics, we deliver those loans to an MBS trust in exchange for Fannie Mae MBS, which we then sell to
MBS investors. We act as trustee of our MBS trusts. Most of the single-family mortgage loans we buy for cash are from small to mid-sized lenders. This acquisition type allows us to give small and mid-sized lenders competitive pricing while also providing servicing and funding options that lenders can tailor to their needs.
•Structured Securitization Transactions: We create structured Fannie Mae MBS in response to requests from lenders and dealers. In these transactions, the lender or dealer owns a mortgage-related asset (typically one or more MBS) and transfers that asset for a structured Fannie Mae MBS we issue. The process for issuing structured Fannie Mae MBS is similar to the process for our lender swap securitizations described above. We receive a transaction fee from the lender or dealer for the issuance of the structured MBS securities.

Business | Business Segments

Fannie Mae 2023 Form 10-K	5
Common Securitization Solutions
Certain aspects of the securitization process for our single-family Fannie Mae MBS issuances are performed by
Common Securitization Solutions, LLC (“CSS”). CSS is a limited liability company we own jointly with Freddie Mac. We do not use CSS for multifamily Fannie Mae MBS. See “Risk Factors—GSE and Conservatorship Risk” for a discussion of risks posed by our reliance on CSS to securitize the single-family MBS we issue and for ongoing administrative functions for our single-family MBS.
Human Capital

Overview
Our employees are key to ensuring our long-term success and meeting our strategic objectives. We had approximately
8,100 employees as of December 2023. These dedicated employees are the driving force behind delivering on our mission, and we remain focused on attracting, engaging, retaining and developing a highly skilled workforce in this competitive labor market. We believe many employees and potential recruits are attracted by our mission, the compelling nature of our work and our culture of inclusivity and respect, despite our uncertain future and limitations on the compensation we can offer. See “Risk Factors—GSE and Conservatorship Risk” for a discussion of how restrictions on our compensation and uncertainty with respect to our future can affect our ability to recruit and retain employees.
See “Directors, Executive Officers and Corporate Governance—Corporate Governance—Human Capital Management
Oversight” for information on oversight of human capital management by our Board of Directors’ Compensation and
Human Capital Committee.
Attracting and Retaining Employees
We are committed to a comprehensive human capital management strategy aimed at attracting, engaging, retaining and developing a highly skilled workforce. We offer a total rewards package that delivers a variety of cash and non-cash rewards designed to motivate employees and improve company performance. We offer employee benefits that promote personal and family wellness, and encourage involvement in personally meaningful endeavors, including those that echo our mission. Those benefits include: a matching charitable gifts program; paid leave to engage in volunteer activities; and broad mental, physical and financial well-being benefits. In addition, we embrace a flexible work model, allowing most of our workforce to choose where they work within the United States and when to come into the office, depending on business needs. This flexible work model provides us with a competitive advantage and has contributed to our ability to attract and retain talent.
Engaging and Developing Employees
We are committed to maintaining an engaged workforce as we believe it is critical to the ongoing achievement of the company’s and the conservator’s goals. We monitor employee engagement through regular surveys. In our final survey of 2023, 79% of employees participated, and 92% of those who responded indicated they would recommend Fannie
Mae as a great place to work, which we consider to be a strong indicator of their engagement.
We place a strong emphasis on succession planning and talent development to attract and retain talent and improve promotion readiness. We invest in our employees’ development to support their career aspirations. We provide training and opportunities that enable employees to develop business, technical, leadership and other critical skills we need to achieve our strategic objectives and fulfill our mission. We believe our succession planning approach works to mitigate potential risk to the company posed by unexpected leadership departures.
We maintain a culture of inclusion and respect, which is reinforced by our Code of Conduct. Every new hire and existing employee is required to annually certify their understanding of and commitment to our Code of Conduct. We also emphasize to our employees their responsibility for, and opportunity to play a key role in, managing risk through our risk assessment and monitoring activities, training and corporate messaging.
Diversity and Inclusion
Diversity and inclusion make us stronger. We foster an environment in which all employees are treated with dignity and respect, can contribute to meaningful work, and have the opportunity to grow their careers in an inclusive environment free from discrimination, harassment, and retaliation. This commitment helps us attract and retain a skilled, diverse workforce at all levels of our organization.

Business | Human Capital

Fannie Mae 2023 Form 10-K	6
The charts below display the percentage of our workforce and officer-level employees that are racial or ethnic minorities and women as of December 2023.

Employee Diversity

Racial or ethnic minorities	Women

of our workforce	of officer-level employees[1]	of our workforce	of officer-level employees[1]
(1)Officers are employees with job titles that include Fellow, Vice President, Senior Vice President, Executive Vice President, President, and
CEO.
Our Chief Diversity & Inclusion Officer leads our Office of Minority and Women Inclusion, which is responsible for driving the development of our diversity and inclusion strategic plan in partnership with leaders across the company and reporting on our progress against the plan. We also sponsor programs and activities to cultivate an inclusive work environment by focusing on leadership principles, talent development, enterprise accessibility, team and group dynamics, and a consistent communications strategy that reinforces the practice of driving inclusion to achieve innovative solutions. Our diversity and inclusion work is currently supported by ten voluntary, grassroots employee resource groups that are open to all employees and provide a forum for members to come together for professional growth and development, cultural awareness, education, community service, and networking across the organization.
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
Conservatorship and Treasury Agreements

Conservatorship
In September 2008, FHFA was appointed as our conservator pursuant to authority provided by the Federal Housing
Enterprises Financial Safety and Soundness Act of 1992, as amended (the “GSE Act”). Conservatorship is a statutory process designed to preserve and conserve our assets and property and put the company in a sound and solvent condition. Our conservatorship has no specified termination date.
FHFA Authority As Conservator
FHFA, as conservator, succeeded to:
•all rights, titles, powers and privileges of Fannie Mae, and of any stockholder, officer or director of Fannie Mae with respect to Fannie Mae and its assets; and
•title to the books, records and assets of any other legal custodian of Fannie Mae.
As conservator, FHFA has the authority to exercise broad powers over the company, including:
•directing us to enter into contracts or entering into contracts on our behalf; and
•transferring or selling our assets or liabilities.

Business | Human Capital

Fannie Mae 2023 Form 10-K	7
FHFA has broad latitude over our business while we are in conservatorship, including authority to rehabilitate us in a way that, while not in Fannie Mae’s best interests, is beneficial to FHFA and, by extension, the public it serves.
The GSE Act provides special protections for mortgage loans and mortgage-related assets we hold in trust. Specifically, mortgage loans and mortgage-related assets that have been transferred to a Fannie Mae MBS trust must be held by the conservator for the beneficial owners of such MBS and cannot be used to satisfy the company’s general creditors.
Since 2012, FHFA has released annual corporate performance objectives for us, referred to as the conservatorship scorecard. For information on FHFA’s 2024 conservatorship scorecard objectives, see our Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on February 1, 2024. For information on FHFA’s 2023 conservatorship scorecard objectives and our performance against these objectives, see “Executive Compensation—
Determination of 2023 Compensation—Assessment of Corporate Performance against 2023 Scorecard.”
Board Authority in Conservatorship
While we are operating in conservatorship, our directors:
•serve on behalf of the conservator;
•exercise their authority as directed by and with the approval (where required) of the conservator;
•owe their fiduciary duties of care and loyalty solely to the conservator, and not to either the company or the stockholders; and
•are appointed by the conservator and not elected by stockholders.
As conservator, FHFA has issued an order authorizing our Board of Directors to exercise specified functions and authorities, and instructions regarding matters for which conservator decision or notification is required. The conservator retains the authority to amend or withdraw its order and instructions at any time. For more information on the functions and authorities of our Board of Directors during conservatorship, see “Directors, Executive Officers and Corporate
Governance—Corporate Governance—Conservatorship and Board Authorities.”
Stockholder Authority in Conservatorship
The conservator has suspended stockholder meetings since conservatorship, and our common stockholders are not empowered to vote on directors or any other matters. The conservator also eliminated dividends on our common and preferred stock (other than dividends on the senior preferred stock issued to Treasury) during the conservatorship.
Treasury Agreements
FHFA, as conservator, entered into a senior preferred stock purchase agreement with Treasury on our behalf in
September 2008. In connection with that agreement, we issued Treasury one million shares of Variable Liquidation
Preference Senior Preferred Stock, Series 2008-2, which we refer to as the “senior preferred stock,” and a warrant to purchase shares equal to 79.9% of our common stock, on a fully diluted basis, for a nominal price.
The senior preferred stock purchase agreement and the terms of the senior preferred stock have been amended multiple times since 2008 by FHFA (acting on our behalf) and Treasury.
Senior Preferred Stock Purchase Agreement and Senior Preferred Stock
The senior preferred stock purchase agreement and accompanying stock certificate include key provisions that impact us, including those described in the table below.

Treasury Funding Commitment
•On a quarterly basis, we may draw funds from Treasury to cover the amount that our total liabilities exceed our total assets for the applicable fiscal quarter (referred to as the
“deficiency amount”), up to the amount of remaining funding commitment under the agreement.
•As of the date of this filing:
◦$119.8 billion has been paid to us by Treasury under this funding commitment; and
◦$113.9 billion of funding commitment from Treasury remains; this amount would be reduced by any future payments by Treasury under the commitment.

Business | Conservatorship and Treasury Agreements

Fannie Mae 2023 Form 10-K	8

Termination Provisions for Funding Commitment
•Treasury’s funding commitment has no specified end date, but will terminate upon:
◦our liquidation and the fulfillment of Treasury’s obligations under its funding commitment;
◦the payment in full of, or reasonable provision for, our liabilities (whether or not contingent, including guaranty obligations); or
◦Treasury funding the maximum amount under the agreement.
•Treasury also may terminate its funding commitment and void the agreement if a court vacates, modifies, amends, conditions, enjoins, stays or otherwise affects the appointment of the conservator or curtails the conservator’s powers.

Rights of Debt and MBS Holders
•Holders of our debt securities or our guaranteed MBS may file a claim in the United States
Court of Federal Claims for relief if we default on our payment obligations on those securities and:
◦we and the conservator fail to exercise all rights under the agreement to draw on
Treasury’s funding commitment, or
◦Treasury fails to perform its obligations under its funding commitment and we and/or the conservator are not diligently pursuing remedies for Treasury’s failure.
•Holders may seek to require Treasury to fund us up to:
◦the amount necessary to cure the relevant payment defaults;
◦the deficiency amount; or
◦the amount of remaining funding under the agreement, whichever is the least.
Any Treasury funding provided under these circumstances would increase the liquidation preference of the senior preferred stock.
•The terms of the agreement generally may be amended or waived; however, no such amendment or waiver may decrease Treasury’s aggregate funding commitment or add conditions to Treasury’s funding commitment that would adversely affect in any material respect the holders of our debt or guaranteed MBS.

Senior Preferred Stock Dividends
•Treasury, as the holder of the senior preferred stock, has received a total of $181.4 billion in senior preferred stock dividends through December 31, 2023. The dividends we have paid to
Treasury were declared by, and paid at the direction of, our conservator.
•Dividend payments we make to Treasury do not restore or increase the amount of Treasury’s funding commitment under the agreement.
•We are currently not required to pay or accumulate new dividends to Treasury until our net worth exceeds the amount of adjusted total capital necessary for us to meet the capital requirements and buffers set forth in the enterprise regulatory capital framework.
•Our net worth is the amount, if any, by which our total assets (excluding Treasury’s funding commitment and any unfunded amounts related to the commitment) exceed our total liabilities (excluding any obligation with respect to equity securities).
•After the “capital reserve end date” (which is defined as the last day of the second consecutive fiscal quarter during which we have had and maintained capital equal to or exceeding the capital requirements and buffers set forth in the enterprise regulatory capital framework), the quarterly dividends due to Treasury under the senior preferred stock will be the lesser of (i) any quarterly increase in our net worth, and (ii) a 10% annual rate on the then-current liquidation preference of the senior preferred stock (or 12% if we fail to pay dividends to Treasury).
•See “Risk Factors—GSE and Conservatorship Risk” for more information on risks associated with the resumption of dividends under the terms of the senior preferred stock.

Business | Conservatorship and Treasury Agreements

Fannie Mae 2023 Form 10-K	9

Liquidation Preference
•The senior preferred stock:
◦has no par value;
◦had an aggregate initial liquidation preference of $1 billion;
◦had an aggregate liquidation preference of $195.2 billion as of December 31, 2023;
◦will have an aggregate liquidation preference of $199.2 billion as of March 31, 2024, due to the $4.0 billion increase in our net worth during the fourth quarter of 2023.
•The aggregate liquidation preference of the senior preferred stock is increased by:
◦any amounts Treasury pays pursuant to its funding commitment under the agreement;
◦any quarterly commitment fees that are payable but not paid by us;
◦any senior preferred stock dividends that are payable but not paid to Treasury; and
◦for each fiscal quarter through and including the capital reserve end date, an amount equal to the increase in our net worth, if any, during the immediately prior fiscal quarter.
•The senior preferred stock ranks ahead of our common and preferred stock as to both dividends and rights upon liquidation. If we are liquidated, the holder of the senior preferred stock is entitled to its then-current liquidation preference before any distributions are made on our other equity securities.

Limits on Redemptions and Paydowns
•We may not redeem or retire the senior preferred stock prior to the termination of Treasury’s funding commitment under the agreement.
•We may not reduce or pay down the liquidation preference of the senior preferred stock out of regular corporate funds, except to the extent of:
◦accumulated and unpaid dividends previously added to the liquidation preference; and
◦quarterly commitment fees previously added to the liquidation preference.
•While the senior preferred stock remains outstanding, we are required to use the net cash proceeds of issuances of equity securities to pay down the liquidation preference of the senior preferred stock; however, we are permitted to retain up to $70 billion in aggregate gross cash proceeds from issuances of common stock.
•The liquidation preference of the senior preferred stock may not be paid down below $1,000 per share prior to the termination of Treasury’s funding commitment. After termination, we may fully pay down the liquidation preference of the senior preferred stock.

Commitment Fee
•The agreement provides for the payment of an unspecified quarterly commitment fee to
Treasury to compensate it for its ongoing support under the agreement.
•Until the capital reserve end date, the periodic commitment fee will not be set, accrue, or be payable.
•No later than the capital reserve end date, we and Treasury, in consultation with the Chair of the Federal Reserve, will agree on the amount of the periodic commitment fee.

Covenants
The senior preferred stock purchase agreement contains covenants that prohibit us (and, in one instance, FHFA) from taking several actions without the prior written consent of Treasury or require us to take specified actions, including the following described in the table below.

Dividends and Share Repurchases	•We may not pay dividends or make other distributions on or repurchase our equity securities (other than the senior preferred stock).
Issuances of Equity Securities
•We may not issue equity securities, except for common stock issued:
◦upon exercise of the warrant;
◦as required by any pre-conservatorship agreements; and
◦following the satisfaction of two conditions: (a) the exercise of the warrant in full, and (b)
the resolution of all currently pending significant litigation relating to the conservatorship and the August 2012 amendment to the senior preferred stock purchase agreement.

Business | Conservatorship and Treasury Agreements

Fannie Mae 2023 Form 10-K	10

Termination of Conservatorship
•Neither we nor FHFA may terminate or seek to terminate the conservatorship, other than through a receivership, without the prior consent of Treasury, with one exception that allows
FHFA to terminate our conservatorship without the prior consent of Treasury if the following conditions are met:
◦all currently pending significant litigation relating to the conservatorship and the August
2012 amendment to the senior preferred stock purchase agreement has been resolved;
and
◦for two or more consecutive quarters, our common equity tier 1 capital (as defined in the enterprise regulatory capital framework), together with any stockholder equity that would result from a firm commitment public underwritten offering of common stock which is fully consummated concurrent with the termination of conservatorship, equals or exceeds at least 3% of our adjusted total assets (as defined in the enterprise regulatory capital framework). As of December 31, 2023, 3% of our adjusted total assets was $136.6 billion and we had a common equity tier 1 capital deficit of $74 billion.

Asset Dispositions
•We may not sell, transfer, lease or otherwise dispose of any assets, except for dispositions for fair market value in limited circumstances, including if:
◦the transaction is in the ordinary course of business and consistent with past practice; or
◦the assets have a fair market value individually or in the aggregate of less than $250 million.

Subordinated Debt	•We may not issue any subordinated debt securities.
Mortgage Assets Limit	•We may not hold mortgage assets in excess of $225 billion; however, we are currently managing our business to a $202.5 billion mortgage asset cap according to FHFA instructions.
Indebtedness Limit	•We may not have indebtedness in excess of $270 billion.
Executive Compensation
•We may not enter into any new compensation arrangements or increase amounts or benefits payable under existing compensation arrangements with any of our executive officers (as defined by SEC rules) without the consent of the Director of FHFA, in consultation with the
Secretary of the Treasury.

Equitable Access and Offers for Single-Family Mortgage Loans
•We may not vary our pricing or acquisition terms for single-family loans based on the business characteristics of the seller, including the seller’s size, charter type, or volume of business with us.
•We must offer to purchase at all times, for equivalent cash consideration and on substantially the same terms, any single-family mortgage loan that:
◦is of a class of loans that we then offer to acquire for inclusion in our MBS or for other non-
cash consideration;
◦is offered by a seller that has been approved to do business with us; and
◦has been originated and sold in compliance with our underwriting standards.

Business | Conservatorship and Treasury Agreements

Fannie Mae 2023 Form 10-K	11

Single-Family Loan Eligibility Program
•We must maintain a program reasonably designed to ensure that the single-family loans we acquire are limited to:
◦qualified mortgages;
◦government-backed loans;
◦loans exempt from the Consumer Financial Protection Bureau’s (the “CFPB’s”) ability-to-
repay and qualified mortgage rule (other than loans secured by timeshares and home equity lines of credit, which we are not allowed to buy);
◦loans secured by an investment property;
◦refinancing loans with streamlined underwriting originated in accordance with our eligibility criteria for high LTV ratio refinancings;
◦loans originated with temporary underwriting flexibilities during times of exigent circumstances, as determined in consultation with FHFA;
◦loans secured by manufactured housing; and
◦such other loans that FHFA may designate that were eligible for purchase by us as of
January 2021.

Enterprise Regulatory Capital Framework
•We are required to comply with the enterprise regulatory capital framework rule published by
FHFA in the Federal Register on December 17, 2020, disregarding any subsequent amendments or modifications to the rule.
•FHFA has subsequently amended the enterprise regulatory capital framework and instructed us to comply with the framework as amended. Accordingly, we are not in compliance with this covenant.
•While our compliance with the covenants in the senior preferred stock purchase agreement is not a condition of Treasury’s funding commitment under that agreement, FHFA, as our conservator and regulator, has the authority to direct compliance or impose consequences for any non-compliance with that agreement.

Risk Management Plan	•While in conservatorship, we must provide an annual risk management plan to Treasury.
In addition to the covenants in the chart above, the senior preferred stock purchase agreement contains covenants that were temporarily suspended in September 2021, which are described in “Note 2, Conservatorship, Senior Preferred
Stock Purchase Agreement and Related Matters—Senior Preferred Stock Purchase Agreement—Suspended
Covenants.” Treasury can terminate this suspension upon six months’ notice to us. As of the date of this filing, we have received no such notification from Treasury.
Common Stock Warrant
As a result of the senior preferred stock purchase agreement, in September 2008, we, through FHFA in its capacity as conservator, issued to Treasury a warrant to purchase shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding on a fully diluted basis on the date the warrant is exercised, for an exercise price of $0.00001 per share. The warrant may be exercised in whole or in part at any time on or before September 7,
2028.
See “Risk Factors—GSE and Conservatorship Risk” for a description of the risks to our business relating to the conservatorship, uncertainties regarding the future of our company and business, the senior preferred stock purchase agreement, as well as the adverse effects of the conservatorship, the senior preferred stock and the warrant on the rights of holders of our common stock and other series of preferred stock.
Legislation and Regulation

As a federally chartered financial institution, we are subject to substantial government regulation and oversight. FHFA, our primary regulator, regulates our safety and soundness and our mission, and is also our conservator. FHFA is an independent federal agency with general supervisory and regulatory authority over Fannie Mae, Freddie Mac and the
Federal Home Loan Banks (“FHLBs”). The U.S. Department of Housing and Urban Development (“HUD”) and FHFA
regulate us with respect to fair lending matters, and the SEC and Treasury regulate other aspects of our business. In

Business | Conservatorship and Treasury Agreements

Fannie Mae 2023 Form 10-K	12
addition, regulations by other agencies that affect the mortgage industry or the markets for our MBS, debt securities or credit risk transfer securities could have a significant impact on us. See “Risk Factors—Legal and Regulatory Risk.”
Our Charter
Our charter, which is an act of Congress, sets forth our purposes and establishes the parameters under which we operate, including specifying limitations on our business. We describe certain provisions of our charter below.
•Purposes. Our charter states that our operations should be financed by private capital to the maximum extent feasible and authorizes us to:
◦provide stability in the secondary market for residential mortgages;
◦respond appropriately to the private capital market;
◦provide ongoing assistance to the secondary market for residential mortgages (including activities relating to mortgages on housing for low- and moderate-income families involving a reasonable economic return that may be less than the return earned on other activities) by increasing the liquidity of mortgage investments and improving the distribution of investment capital available for residential mortgage financing; and
◦promote access to mortgage credit throughout the nation (including central cities, rural areas and underserved areas) by increasing the liquidity of mortgage investments and improving the distribution of investment capital available for residential mortgage financing.
•Loan acquisitions and conforming loan limit. We may purchase and securitize mortgage loans secured by single-family and multifamily properties. Single-family conventional (not government-insured or government-
guaranteed) mortgage loan acquisitions are subject to an annually-adjusted maximum original principal balance limit, known as the “conforming loan limit.” The national conforming loan limit for single-family mortgages secured by one-unit properties is $766,550 for 2024 and was $726,200 for 2023. Higher limits apply for single-
family mortgages secured by two- to four-unit properties and in four states and territories (Alaska, Hawaii,
Guam and the U.S. Virgin Islands). Higher limits of up to 150% of the loan limit also apply in certain high-cost areas.
•Credit enhancement requirements. Credit enhancement is generally required on any single-family conventional mortgage loan that we purchase or securitize that has an LTV ratio over 80% at the time of purchase. The
Charter Act provides three options for meeting this credit enhancement requirement: (1) obtain insurance or a guaranty by a qualified insurer on the portion of the unpaid principal balance of the loan that exceeds an 80%
LTV ratio; (2) the seller agrees to repurchase or replace the loan in the event of default; or (3) the seller retains at least a 10% participation interest in the loan. We primarily meet this credit enhancement requirement by obtaining mortgage insurance.
•Additional limitations. We may not originate mortgage loans. Similarly, we may not advance funds to a mortgage seller on an interim basis, using mortgage loans as collateral, pending the sale of the mortgages in the secondary market.
•Exemption for our securities offerings. Our securities offerings are exempt from registration requirements under the Securities Act of 1933. As a result, we do not file registration statements or prospectuses with the SEC for our securities offerings. However, the Securities Exchange Act of 1934 (the “Exchange Act”) provides that our equity securities are not exempt securities under the Exchange Act. Consequently, we are required to file periodic and current reports with the SEC, including annual reports on Form 10-K, quarterly reports on Form
10-Q, and current reports on Form 8-K.
•Exemption from specified taxes. We are exempt from taxation by states, territories, counties, municipalities and local taxing authorities, except for taxation by those authorities on our real property. We are not exempt from the payment of federal corporate income taxes.
Capital Requirements
FHFA’s enterprise regulatory capital framework establishes both leverage and risk-based minimum capital requirements. The leverage capital requirement is to maintain tier 1 capital equal to at least 2.5% of adjusted total assets. The risk-based capital requirements are to maintain common equity tier 1 capital, tier 1 capital, and adjusted total capital equal to at least 4.5%, 6.0%, and 8.0%, respectively, of risk-weighted assets. Compliance with these minimum regulatory capital requirements will be required upon our exit from conservatorship or such later date as FHFA may order. The enterprise regulatory capital framework also provides the following:

Business | Legislation and Regulation

Fannie Mae 2023 Form 10-K	13
•A requirement that we hold prescribed capital buffers that can be drawn down in periods of financial stress. In general, once we are required to be in compliance with the capital buffers, if our capital levels fall below the prescribed buffer amounts, we must restrict capital distributions, such as stock repurchases and dividends, as well as discretionary bonus payments to executives, until the buffer amounts are restored. Compliance with the capital buffers will be required upon our exit from conservatorship;
•Specific minimum risk-weights, or “floors,” on single-family and multifamily risk-weighted exposures, which can increase the amount of capital required for loans that would otherwise have lower risk weights;
•Specific floors on the risk-weights applicable to retained portions of credit risk transfer transactions, which decreases the capital relief obtained from these transactions;
•Risk-based capital requirements related to market risk and operational risk; and
•Additional elements based on U.S. banking regulations, such as supplemental public disclosure requirements.
To be fully capitalized under the enterprise regulatory capital framework, we must meet all applicable leverage and risk-
based minimum capital requirements, including applicable buffers, under the rule’s standardized approach. As of
December 31, 2023, we had a $243 billion shortfall of our available capital (deficit) to our required risk-based adjusted total capital level (including buffers). As of December 31, 2023, we had a deficit in available capital even though we had a positive net worth under U.S. generally accepted accounting principles (“GAAP”) of $77.7 billion because available capital for purposes of the enterprise regulatory capital framework excludes the stated value of the senior preferred stock ($120.8 billion) and other specified amounts. See “MD&A—Liquidity and Capital Management—Capital
Management—Capital Requirements” and “Note 13, Regulatory Capital Requirements” for more information about our capital requirements and metrics under the enterprise regulatory capital framework as of December 31, 2023. See “Risk
Factors—GSE and Conservatorship Risk” for information on risks relating to our capital requirements.
In November 2023, FHFA published a final rule amending several provisions of the enterprise regulatory capital framework, including the following:
•Reduced the risk weight for guarantees on commingled securities from 20% to 5%, and reduced the credit conversion factor for such guarantees from 100% to 50%. A Fannie Mae commingled security is a security we issue that is backed, in whole or in part, by collateral issued by Freddie Mac;
•Introduced a risk multiplier of 0.6 for multifamily mortgage exposures secured by properties with certain government subsidies;
•Changed the methodology for computing exposure and risk-weighted asset amounts for derivatives and cleared transactions; and
•Extended the compliance date for the advanced approaches of the enterprise regulatory capital framework to
January 2028, or such later date as FHFA may order.
The effective date for most of the amendments will be April 2024; however, some of the amendments—including those relating to the method for computing exposure and risk-weighted asset amounts for derivatives and cleared transactions
—will be effective January 2026.
Receivership and Resolution Planning
Under the GSE Act, the Director of FHFA must place us into receivership if they determine that our assets are less than our obligations (that is, we have a net worth deficit) or if we have not been paying our debts as they become due, in either case, for a period of 60 days. FHFA has clarified that the 60-day measurement period will commence no earlier than the SEC filing deadline for our Form 10-K or Form 10-Q for the relevant period.
Under the GSE Act we could also be put into receivership at the discretion of the Director of FHFA if the statutory grounds for the discretionary appointment of a receiver are met. This includes: a substantial dissipation of assets or earnings due to unsafe or unsound practices; the existence of an unsafe or unsound condition to transact business; an inability to meet our obligations in the ordinary course of business; a weakening of our condition due to unsafe or unsound practices or conditions; critical undercapitalization; undercapitalization and no reasonable prospect of becoming adequately capitalized; the likelihood of losses that will deplete substantially all of our capital; or by consent.
FHFA’s resolution planning rule requires that we develop a plan for submission to FHFA that would assist FHFA’s planning for our rapid and orderly resolution if FHFA is appointed as our receiver. We submitted our initial resolution plan to FHFA in March 2023. The rule requires that we submit subsequent resolution plans not later than every two years thereafter unless otherwise notified by FHFA.
The appointment of FHFA as receiver would immediately terminate the conservatorship. Placement into receivership would likely have a material adverse effect on holders of our common stock and preferred stock, and could have a

Business | Legislation and Regulation

Fannie Mae 2023 Form 10-K	14
material adverse effect on holders of our debt securities, Fannie Mae MBS and credit risk transfer securities. Should we be placed into receivership, different assumptions would be required to determine the carrying value of our assets, which would likely lead to substantially different financial results. For more information on the risks to our business relating to receivership and uncertainties regarding the future of our business, see “Risk Factors—GSE and
Conservatorship Risk.”
Stress Testing
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) requires certain financial companies to conduct annual stress tests to determine whether the companies have the capital necessary to absorb losses as a result of adverse economic conditions. Under FHFA regulations, each year we are required to conduct a stress test using two different scenarios of financial conditions provided by FHFA—baseline and severely adverse—and to publish a summary of our stress test results for the severely adverse scenario by August 15. We published our most recent stress test results for the severely adverse scenario on our website on August 10, 2023.
Portfolio Standards
The GSE Act requires FHFA to establish standards governing our portfolio holdings, to ensure that they are backed by sufficient capital and consistent with our mission and safe and sound operations. FHFA is also required to monitor our portfolio and, in some circumstances, may require us to dispose of or acquire assets. In 2010, FHFA adopted, as the standard for our portfolio holdings, the mortgage assets limit specified in the senior preferred stock purchase agreement described under “Conservatorship and Treasury Agreements—Treasury Agreements—Covenants,” as it may be
amended from time to time. The rule is effective for as long as we remain subject to the senior preferred stock purchase agreement.
Affordable Housing Allocations
The GSE Act requires us to set aside in each fiscal year an amount equal to 4.2 basis points for each dollar of the unpaid principal balance of our new business purchases and to pay this amount to specified HUD and Treasury funds in support of affordable housing. We are prohibited from passing through the cost of these allocations to the originators of the mortgage loans that we purchase or securitize. See “Certain Relationships and Related Transactions, and Director
Independence—Transactions with Related Persons—Treasury Interest in Affordable Housing Allocations” for
information on our contribution for 2023 new business purchases. From our initial payment under this requirement in
2016 through 2023, we have paid a total of $2.7 billion to these HUD and Treasury funds.
Fair Lending
The GSE Act requires the Secretary of HUD to assure that we meet our fair lending obligations. Among other things,
HUD periodically reviews and comments on our underwriting and appraisal guidelines to ensure consistency with the
Fair Housing Act. In addition, FHFA, as our primary regulator, has broad authority to monitor and enforce our compliance with fair lending laws and engages in comprehensive fair lending oversight of our activities. In 2021, FHFA and HUD entered into a memorandum of understanding regarding fair housing and fair lending coordination. Among other things, the memorandum of understanding allows HUD and FHFA to coordinate on investigations, compliance reviews, and ongoing monitoring to ensure our compliance with the Fair Housing Act.
Housing Goals
Our housing goals, which are established by FHFA in accordance with the GSE Act, require that a specified amount of mortgage loans we acquire meet specified standards relating to affordability or location.
Single-Family Housing Goals
For single-family housing goals, our acquisitions are measured against the lower of benchmarks set by FHFA or the level of goal-eligible originations in the primary mortgage market. The single-family benchmarks are expressed as a percentage of the total number of goal-eligible single-family mortgages acquired each year.
In October 2023, FHFA determined that we met all of our 2022 single-family housing goals. The table below displays more information about our 2022 single-family housing goals and our performance against these goals. FHFA’s single-
family housing goal benchmarks for 2023 and 2024 are the same as those for 2022 noted in the table below, other than the low-income areas home purchase goal, which is set on an annual basis as described in footnote 4 to the table.

Business | Legislation and Regulation

Fannie Mae 2023 Form 10-K	15

Single-Family Housing Goals
	2022(1)
	FHFA Benchmark	Single- Family Market Level	Result
Low-income home purchase goal(2)	28%	26.8%	27.4%
Very low-income home purchase goal(3)	7	6.8	6.9
Low-income areas home purchase goal(4)	20	28.0	29.6
Minority census tracts subgoal(5)	10	12.1	13.5
Low-income census tracts subgoal(6)	4	9.7	9.3
Low-income refinancing goal(7)	26	37.3	34.7
(1)The FHFA benchmarks and our results are expressed as a percentage of the total number of goal-eligible single-family mortgages acquired during the year. The single-family market level is the percentage of goal-eligible single-family mortgages originated in the primary mortgage market during the year.
(2)Home purchase mortgages on single-family, owner-occupied properties to borrowers with incomes no greater than 80% of area median income.
(3)Home purchase mortgages on single-family, owner-occupied properties to borrowers with incomes no greater than 50% of area median income.
(4)The sum of (a) mortgages meeting the criteria for the minority census tracts subgoal described in footnote 5 below, (b) mortgages meeting the criteria for the low-income census tracts subgoal described in footnote 6 below, and (c) home purchase mortgages on single-family, owner-occupied properties to borrowers with incomes no greater than 100% of area median income who are located in federally-declared disaster areas. FHFA sets the low-income areas home purchase goal benchmark annually. For 2023, FHFA has again set the low-income areas home purchase goal benchmark at 20%.
(5) Home purchase mortgages on single-family, owner-occupied properties to borrowers with incomes no greater than 100% of area median income in minority census tracts.
(6)(i) Home purchase mortgages on single-family, owner-occupied properties to borrowers (regardless of income) in low-income census tracts that are not minority census tracts, and (ii) home purchase mortgages on single-family, owner-occupied properties to borrowers with incomes greater than 100% of area median income in low-income census tracts that are also minority census tracts. Low income census tracts are those where the median income is no greater than 80% of area median income.
(7)Refinancing mortgages on single-family, owner-occupied properties to borrowers with incomes no greater than 80% of area median income.
We believe we met all of our 2023 single-family housing goal benchmarks other than the low-income home purchase benchmark and the very low-income home purchase benchmark. We are in compliance with the single-family housing goals if we meet either the benchmarks or market share measures, so we may still meet our goals. FHFA will make a final determination regarding our 2023 single-family housing goals performance later in the year, after the release of data reported under the Home Mortgage Disclosure Act.
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
Multifamily Housing Goals
Our multifamily housing goals for 2022 were established as a fixed number of units to be financed. For 2023 and 2024, our multifamily housing goals are based on the percentage share of the goal-eligible units in our annual multifamily loan acquisitions that are affordable to each income category. FHFA may adjust our 2024 multifamily housing goals considering market conditions or for other reasons.
In October 2023, FHFA determined that we met all of our 2022 multifamily housing goals. The table below displays more information about our 2022 multifamily housing goals and our performance against these goals, as well as our multifamily housing goals for 2023 and 2024.

Business | Legislation and Regulation

Fannie Mae 2023 Form 10-K	16

Multifamily Housing Goals
	2022		2023 and 2024
	Goal	Result	Goal
	(Fixed number of units)		(Percentage share of goal-eligible units)
Low-income goal(1)	415,000	419,361	61%
Very low-income subgoal(2)	88,000	127,905	12
Small multifamily low-income subgoal(3)	17,000	21,436	2.5
(1)Affordable to low-income families, defined as families with incomes no greater than 80% of area median income.
(2)Affordable to very low-income families, defined as families with incomes no greater than 50% of area median income.
(3)Units in small multifamily properties (defined as properties with 5 to 50 units) affordable to low-income families.
We believe we met all of our 2023 multifamily housing goals. FHFA will make a final determination regarding our 2023 multifamily housing goals performance later in the year.
As described in “Risk Factors—GSE and Conservatorship Risk,” the actions we may take to meet our housing goals, as well as our duty to serve underserved markets and our Equitable Housing Finance Plan obligations described below, may materially adversely affect our business, results of operations and financial condition.
Duty to Serve Underserved Markets
The GSE Act requires that we serve very low-, low-, and moderate-income families in three specified underserved markets: manufactured housing, affordable housing preservation and rural housing. FHFA requires that we adopt an underserved markets plan for each underserved market covering a three-year period that sets forth the activities and objectives we will undertake to meet our duty to serve in that market.
FHFA has also established an annual process for evaluating our achievements under the plans, with performance results to be reported to Congress annually. If FHFA determines that we failed to meet the requirements of an underserved markets plan, FHFA may require us to submit a housing plan for FHFA approval that could require us to take additional steps. In October 2023, FHFA reported its determination that we complied with our 2022 duty to serve requirements. We believe we also met our 2023 duty to serve obligations. FHFA will determine our performance with respect to our 2023 duty to serve obligations in 2024.
Equitable Housing Finance Plan
FHFA instructed us to submit an Equitable Housing Finance Plan to FHFA and an annual performance report on our actions undertaken pursuant to the plan. We publicly released our first Equitable Housing Finance Plan in June 2022 and an update to the plan in April 2023. We also published our inaugural Equitable Housing Finance Plan performance report in April 2023. The Equitable Housing Finance Plan provides a three-year roadmap for our actions to advance greater equity in the housing finance system by working to remove significant barriers to quality affordable rental housing and homeownership for historically underserved consumers. More information about our Equitable Housing
Finance Plan and related performance report is available on our website.
Guaranty Fees and Pricing
Our guaranty fees and pricing are subject to regulatory, legislative and conservatorship requirements, including FHFA guidance and instruction. These requirements include the following:
•Upfront Fees. FHFA, as conservator, must approve changes to the single-family national loan-level price adjustments (or upfront fees) that we charge and can direct us to make other changes to our guaranty fee pricing for new single-family acquisitions.
•Base Fees. We can change our base single-family guaranty fee pricing, subject to minimum base guaranty fees set by FHFA. These minimum fees generally apply to our acquisitions of 30-year and 15-year single-family fixed-rate loans in lender swap transactions.
•Return Targets. For new single-family and multifamily acquisitions, FHFA has instructed us to meet minimum return on equity targets based on the enterprise regulatory capital framework requirements (including buffers)
assuming those requirements were in effect today. FHFA also has instructed us to establish a long-term target for returns at the enterprise level. These return targets may affect the guaranty fees we charge.
•TCCA Fees. Pursuant to the Temporary Payroll Tax Cut Continuation Act of 2011, as amended by the
Infrastructure Investment and Jobs Act of 2021, until October 1, 2032, we are required to collect 10 basis points in guaranty fees on all single-family mortgages delivered to us and pay these amounts to Treasury. We include

Business | Legislation and Regulation

Fannie Mae 2023 Form 10-K	17
these amounts in net interest income and recognize the expense as “TCCA fees.” See “Certain Relationships and Related Transactions, and Director Independence—Transactions with Related Persons—Transactions with
Treasury—Obligation to Pay TCCA Fees to Treasury” for additional discussion of our TCCA fees.
•UMBS®. Our ability to change our single-family guaranty fee pricing is limited by the FHFA rule described in
“FHFA Rule on Uniform Mortgage-Backed Securities” below.
In addition, under the senior preferred stock purchase agreement, we are not permitted to charge different single-family guaranty fees based on the business characteristics of the seller, including their size, charter type or volume of business with us.
New Products and Activities
The GSE Act requires us to notify FHFA before undertaking a new activity and to obtain prior approval before offering a new product to the market, subject to certain exclusions. The FHFA rule implementing these provisions established a process for the review of new activities and products by FHFA and defined a new product as any new activity that FHFA determines merits public notice and comment about whether it is in the public interest. FHFA may approve a new product proposed by us if FHFA determines that the new product is authorized under our charter, in the public interest and consistent with safety and soundness. FHFA may place conditions or limitations on a new product or activity.
Executive Compensation
The amount and type of compensation we may pay our executives is subject to legal and regulatory restrictions, particularly while we are in conservatorship, as described in “Executive Compensation—Compensation Discussion and
Analysis—Legal, Regulatory and Conservator Restrictions on Executive Compensation.”
FHFA Rule on Uniform Mortgage-Backed Securities
We and Freddie Mac issue single-family uniform mortgage-backed securities, or “UMBS.” We and Freddie Mac are required to align our programs, policies and practices that affect the prepayment rates of to-be-announced (“TBA”)
market-eligible MBS pursuant to an FHFA rule. The rule is intended to ensure that Fannie Mae and Freddie Mac’s programs, policies and practices that have a material effect on MBS cash flows remain aligned regardless of whether we and Freddie Mac are in conservatorship. The rule provides a non-exhaustive list of covered programs, policies and practices, including: single-family guaranty fees; eligibility standards for sellers, servicers, and mortgage insurers;
distressed loan servicing requirements; removal of mortgage loans from securities; servicer compensation; and
proposals that could materially change the credit risk profile of our single-family mortgages. FHFA may mandate additional alignment efforts in the future that affect our business and our MBS. As a result of this rule, we must evaluate each potential change to our programs, policies and practices, and if the change may cause misalignment, submit the change to FHFA for evaluation and approval.
SEC Final Rule Prohibiting Conflicts of Interest in Certain Securitizations
In December 2023, the SEC published a final rule prohibiting conflicts of interest in certain securitization transactions.
The rule prohibits securitization participants from engaging in specified “conflicted transactions” with respect to an asset-backed security for a period ending one year after the initial sale of that security. Securitization participants will be required to comply with the rule effective in June 2025.
The final rule clarified that our credit risk transfer transactions are not prohibited transactions under the rule, as they fall within an exception to the rule; however, we will be required to establish, implement, maintain, and enforce an internal compliance program that is reasonably designed to ensure our compliance with the conditions of the exception.
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

Business | Legislation and Regulation

Fannie Mae 2023 Form 10-K	18
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
Examples of forward-looking statements in this report include, among others, statements relating to our beliefs and expectations regarding the following matters:
•economic, mortgage market and housing market conditions (including expectations regarding economic growth, home price growth, unemployment rates, loan origination volumes and interest rates), the factors that will affect those conditions, and the impact of those conditions on our business and financial results;
•the impact of hedge accounting on the volatility of our financial results;
•our future net worth;
•the future aggregate liquidation preference of our senior preferred stock;
•our future dividend payments on the senior preferred stock;
•our business plans and strategies, and their impact, including our expectations and beliefs relating to: the use and potential benefits of artificial intelligence; our efforts to advance greater equity in the housing finance system; and our succession planning approach;
•the impact of changes in our pricing;
•the factors that will attract private investors in our equity securities and the impact of such factors on our ability to exit conservatorship and on our business;
•the credit performance of the loans in our guaranty book of business (including future loan delinquencies and foreclosures) and the factors that will affect such performance;
•the effects of our credit risk transfer transactions, as well as the factors that will affect our engagement in future credit risk transfer transactions;
•the factors that will affect the competition we face;
•how we intend to repay our debt obligations and the factors that will affect our access to debt funding;
•the factors that will affect our credit ratings and the impact of changes in our credit ratings;
•the impact of legislation and regulation on our business, financial results or financial condition;
•our housing goals and duty-to-serve performance;
•our payments to HUD and Treasury funds under the GSE Act;
•the impact of future changes to our credit score model requirements and our credit report requirements;
•legal and regulatory proceedings;
•the risks to our business;
•our counterparty concentration and the risk of default or loss relating to specified counterparties;
•climate change and its impact; and
•cyber attacks and other information security threats, and the impact of our cybersecurity defense tools and systems safeguards.
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

Business | Forward-Looking Statements

Fannie Mae 2023 Form 10-K	19
There are a number of factors that could cause actual conditions, events or results to differ materially from those described in our forward-looking statements, including, among others, the following:
•factors that will affect future economic conditions, including the persistence of inflationary pressures and the risk of financial market disruptions;
•growth, deterioration and the overall health and stability of the U.S. economy, including U.S. gross domestic product (“GDP”), unemployment rates, personal income, inflation and other indicators thereof;
•the timing and level of, as well as regional variation in, home price changes;
•the volume of mortgage originations;
•the size and our share of the U.S. mortgage market and the factors that affect them, including population growth and household formation;
•changes in fiscal or monetary policy of the U.S. or other countries, and the impact of such changes on domestic and international financial markets;
•domestic, regional and global political risks and uncertainties, including the impact of conflict in the Middle East, the Russian war in Ukraine, and tensions between China and Taiwan;
•the impact of stress in the banking sector on the financial condition and business activities of our counterparties, including stress on regional banks and on banks with significant exposure to commercial real estate;
•future interest rates and credit spreads;
•developments that may be difficult to predict, including: market conditions that result in changes in our deferred guaranty fee income or changes in net interest income from our portfolios; fluctuations in the estimated fair value of our derivatives and other financial instruments that we mark to market through our earnings; and
developments that affect our loss reserves, such as changes in interest rates, home prices or accounting standards;
•disruptions or instability in the housing and credit markets;
•changes in the demand for Fannie Mae MBS, our debt securities or our credit risk transfer securities, in general or from one or more major groups of investors;
•constraints on our entry into new credit risk transfer transactions;
•a decrease in our credit ratings;
•limitations on our ability to access the debt capital markets;
•the size, composition, quality and performance of our guaranty book of business and retained mortgage portfolio;
•how long loans in our guaranty book of business remain outstanding;
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
•the impact of the enterprise regulatory capital framework, as well as future legislative and regulatory requirements or changes, governmental initiatives, or executive orders affecting us, such as the enactment of

Business | Forward-Looking Statements

Fannie Mae 2023 Form 10-K	20
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
•adverse effects from activities we undertake to support the mortgage market and help borrowers, renters, lenders and servicers, including actions we may take to reach additional underserved borrowers or address barriers to sustainable housing opportunities and advance equity in housing finance;
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
•actions by FHFA, Treasury, the Federal Reserve, the Office of the Comptroller of the Currency (“OCC”), the
Federal Deposit Insurance Corporation (“FDIC”), the Commodity Futures Trading Commission (“CFTC”), HUD,
the CFPB, the SEC or other regulators, Congress, the Executive Branch, or state or local governments that affect our business;
•changes in the structure and regulation of the financial services industry;
•a default by the United States government on its obligations;
•a shutdown of the United States government;
•the potential impact of a change in the corporate income tax rate, which we expect would affect our net income in the quarter of enactment;
•significant changes in forbearance, modification and foreclosure activity;
•the volume and pace of any future nonperforming and reperforming loan sales and their impact on our financial results and serious delinquency rates;
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
•defaults by one or more of our counterparties;
•resolution or settlement agreements we may enter into with our counterparties;
•our need to rely on third parties to fully achieve some of our corporate objectives, including our reliance on mortgage servicers;
•the effectiveness of our risk management processes and related controls, including those relating to climate risk and model risk;
•the effectiveness of our business resiliency plans and systems;
•the stability and adequacy of the systems and infrastructure that impact our operations, including ours and those of CSS, our other counterparties and other third parties;
•the impact of interdependence between the single-family mortgage securitization programs of Fannie Mae and
Freddie Mac in connection with UMBS;
•operational control weaknesses;
•our reliance on models and future updates we make to our models, including the data and assumptions used by these models;

Business | Forward-Looking Statements

Fannie Mae 2023 Form 10-K	21
•cyber attacks or other information security breaches or threats impacting us or the third parties with which we do business;
•changes in GAAP, guidance by the Financial Accounting Standards Board (“FASB”) and changes to our accounting policies;
•changes in the fair value of our assets and liabilities; and
•the other factors described in “Risk Factors.”
Readers are cautioned not to unduly rely on the forward-looking statements we make and to place these forward-
looking statements into proper context by carefully considering the factors identified above and those discussed in “Risk
Factors” in this report. These forward-looking statements are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement as a result of new information, future events or otherwise, except as required under the federal securities laws.
Item 1A.  Risk Factors
The risks we face could materially adversely affect our business, results of operations, financial condition, liquidity and net worth, and could cause our actual results to differ materially from our past results or the results contemplated by any forward-looking statements we make. We believe the risks described below and in the other sections of this report referenced below are the most significant we face; however, these are not the only risks we face. We face additional risks and uncertainties not currently known to us or that we currently believe are immaterial. Refer to “MD&A—Key
Market Economic Indicators,” “MD&A—Risk Management,” “MD&A—Single-Family Business” and “MD&A—Multifamily
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
•We are significantly undercapitalized and may be unable to achieve full capitalization. Our higher capital requirements relative to our primary competitor could materially negatively affect our business.
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
stockholders.
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
•The conservatorship and agreements with Treasury adversely affect our common and preferred stockholders.
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
•We are limited in our ability to diversify our business and undertake activities that management believes would benefit our business.

Business | Forward-Looking Statements

Fannie Mae 2023 Form 10-K	22
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
•We may suffer material losses if borrowers suffer property damage as a result of hazards for which the borrowers have no or insufficient insurance.
•The occurrence of major natural or other disasters in the United States or its territories could materially increase our provision for credit losses and our write-offs.
•Our business, financial condition and results of operations could be materially adversely affected by impacts related to climate change.
•One or more of our institutional counterparties may fail to fulfill their contractual obligations to us, resulting in financial losses, business disruption and decreased ability to manage risk.
•Our financial condition or results of operations may be materially adversely affected if mortgage servicers fail to perform their obligations to us.
•We may incur losses as a result of claims under our mortgage insurance policies not being paid in full or at all.
•Mortgage fraud could result in significant financial losses and harm to our reputation.
Operational and Model Risk
•A failure in our operational systems or infrastructure, or those of third parties, could materially adversely affect our business, impair our liquidity, cause financial losses and harm our reputation.
•A breach of the security of our systems, or those of third parties with which we do business, including as a result of cyber attacks, could materially damage or disrupt our business or result in the disclosure or misuse of confidential or other information (including personal information) that could materially damage our reputation, result in material regulatory sanctions and/or result in increased costs or losses that have a material adverse impact on our business, financial results and financial condition.
•Material weaknesses in our internal control over financial reporting could result in errors in our reported results or disclosures that are not complete or accurate.
•Failure of our models to produce reliable results may materially adversely affect our ability to manage risk and make effective business decisions, as well as create regulatory and reputational risk.
Liquidity and Funding Risk
•Limitations on our ability to access the debt capital markets could have a material adverse effect on our ability to fund our operations, and our liquidity contingency plans may be difficult or impossible to execute during a sustained liquidity crisis.
•A decrease in the credit ratings on our senior unsecured debt could increase our borrowing costs and have an adverse effect on our ability to issue debt on reasonable terms, particularly if such a decrease were not based on a similar action on the credit ratings of the U.S. government. A decrease in our credit ratings also could require that we post additional collateral for our derivatives contracts.
Market and Industry Risk
•Changes in interest rates or our loss of the ability to manage interest-rate risk successfully could materially adversely affect our financial results and condition, and increase our interest-rate risk.
•Changes in spreads could materially impact our results of operations, net worth and the fair value of our net assets.
•Our business and financial results are affected by general economic conditions, including home prices and employment trends, and changes in economic conditions or financial markets may materially adversely affect our business and financial condition. Volatility or uncertainty in global, regional or domestic political conditions also can significantly affect economic conditions and financial markets.
•Actions by the Federal Reserve can materially affect our business and financial condition, including our business volumes and demand for our mortgage-backed securities.

Risk Factors | Risk Factors Summary

Fannie Mae 2023 Form 10-K	23
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
GSE and Conservatorship Risk
The future of our company is uncertain.
The company faces an uncertain future, including how long we will continue to exist in our current form, the extent of our role in the market, the level of government support of our business, how long we will be in conservatorship, what form we will have, what ownership interest, if any, our current common and preferred stockholders will hold in us after the conservatorship is terminated, and whether we will continue to exist following conservatorship. The conservatorship has been in place since 2008, is indefinite in duration, and the timing, conditions and likelihood of our emerging from conservatorship are uncertain. Our conservatorship could terminate through a receivership. Termination of the conservatorship, other than in connection with a receivership, requires Treasury’s consent under the senior preferred stock purchase agreement; unless (1) all currently pending significant litigation relating to the conservatorship and the
August 2012 amendment to the senior preferred stock purchase agreement has been resolved, and (2) for two or more consecutive quarters, our common equity tier 1 capital, together with any other stockholder equity that we may issue in a public offering, equals or exceeds 3% of our adjusted total assets (as defined in the enterprise regulatory capital framework). See “Legal Proceedings” and “Note 17, Commitments and Contingencies” for a discussion of the pending significant litigation relating to the amendment of the senior preferred stock purchase agreement and/or conservatorship.
We believe that the returns on our current book of business are not sufficient to attract private investors in our equity securities, which we believe would limit our options for exiting conservatorship. Increasing our returns to a level sufficient to attract private investors may require substantial increases in our pricing or changes in other aspects of our business that would likely affect our competitive position, our loan acquisition volumes and market share, the mix of loans that we acquire or the type of business we do, including the level of support we provide to low- and moderate-
income borrowers and renters. Our ability to increase our returns may be limited given our business model and role in the U.S. housing market. In addition, we believe that Treasury’s potential additional substantial equity ownership in our company, along with restrictions imposed on our business and future dividends and fees we will be required to pay to
Treasury under the current terms of the senior preferred stock purchase agreement, reduces our attractiveness to potential equity investors.
If we exit conservatorship, specified regulatory exemptions that currently apply to us or our securities would no longer apply, such as the rule implementing the Dodd-Frank Act’s credit risk retention requirement and the Federal Reserve
Board’s single-counterparty credit limits rule. The expiration of these exemptions could result in significant changes to our business and materially adversely affect our financial results and condition.
The Administration and Congress may consider housing finance reforms or legislation that could result in significant changes in our structure and role in the future, including proposals that would result in Fannie Mae’s liquidation or dissolution. Congress may consider legislation, or federal agencies such as FHFA may consider regulations or administrative actions, to increase the competition we face, reduce our market share, further restrict our ability to change our loan pricing, further expand our obligations to provide funds to Treasury, further constrain our business operations, or subject us to other obligations or restrictions that may adversely affect our business. We cannot predict the timing or content of housing finance reform legislation or other legislation, regulations or administrative actions that will impact our activities, nor can we predict the extent of such impact.
We are significantly undercapitalized and may be unable to achieve full capitalization. Our higher capital requirements relative to our primary competitor could materially negatively affect our business.
Our current capital levels are negative and are significantly below the levels required under the enterprise regulatory capital framework. In addition, we may be unable to achieve full capitalization under the enterprise regulatory capital

Risk Factors | Risk Factors Summary

Fannie Mae 2023 Form 10-K	24
framework, as dividends to Treasury on the senior preferred stock may resume before we reach full capitalization. Our efforts to build capital to meet our requirements can be significantly affected by the amount, type and pricing of our new loan acquisitions, which can drive increases in our required capital that offset or even outpace increases in our available capital.
We have higher capital requirements than our primary competitor, Freddie Mac, driven primarily by the larger size of our guaranty book of business. These higher capital requirements relative to Freddie Mac could materially negatively affect our ability to compete with Freddie Mac for the acquisition of mortgage loans, our market share, and the profitability and credit characteristics of the loans we acquire. For more information on the enterprise regulatory capital framework and our capital metrics as of December 31, 2023, see “Business—Legislation and Regulation—Capital Requirements” and
“MD&A—Liquidity and Capital Management—Capital Management—Capital Requirements.”
FHFA, as our conservator, controls our business activities. We may be required to take actions that are difficult to implement, reduce our profitability or expose us to additional risk.
In conservatorship, our business is not managed with a strategy to maximize stockholder value. Our directors owe their fiduciary duties of care and loyalty solely to the conservator. Thus, while we are in conservatorship, the Board has no fiduciary duties to the company or its stockholders. The Supreme Court has interpreted FHFA’s authority as conservator expansively, noting that “when the FHFA acts as a conservator, it may aim to rehabilitate the regulated entity in a way that, while not in the best interests of the regulated entity, is beneficial to the Agency and, by extension, the public it serves.” As conservator, FHFA can direct us to enter into contracts or enter into contracts on our behalf, and generally has the power to transfer or sell any of our assets or liabilities.
Our strategic direction is subject to FHFA review and approval. FHFA also requires us to meet specified annual corporate performance objectives referred to as the conservatorship scorecard. We face a variety of different, and sometimes competing, business objectives and FHFA-mandated activities, such as the initiatives we have been pursuing under the conservatorship scorecards. FHFA has and may require us to undertake activities that are costly or difficult to implement and that increase our operational risk. FHFA also has required us to make changes to our business that have adversely affected our financial results and could require us to make additional changes at any time.
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
Even if we are released from conservatorship, we remain subject to the terms of the senior preferred stock purchase agreement with Treasury, under which we issued the senior preferred stock and warrant. The senior preferred stock purchase agreement can only be waived or amended with the consent of Treasury. The agreement includes a number of covenants that significantly restrict our business activities. We believe these restrictions under the senior preferred stock purchase agreement adversely affect our ability to attract capital from the private sector. For more information about the covenants in the senior preferred stock purchase agreement and their potential impact on our business, see
“Business—Conservatorship and Treasury Agreements—Treasury Agreements—Covenants.”
Our regulator is authorized or required to place us into receivership under specified conditions, which would result in our liquidation. Amounts recovered by our receiver may not be sufficient to pay claims outstanding against us, repay the liquidation preference of our preferred stock or to provide any proceeds to common stockholders.
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
sufficient funds to us within the required 60 days if it has exhausted its borrowing authority, if there is a government shutdown, or if the funding we need exceeds the amount available to us under the agreement. In addition, we could be

Risk Factors | GSE and Conservatorship Risk

Fannie Mae 2023 Form 10-K	25
put into receivership at the discretion of the Director of FHFA at any time for the reasons set forth in the GSE Act, including if our Board or stockholders consent to the appointment of a receiver or, if under the definitions in the GSE Act, we are undercapitalized with no reasonable prospect of becoming adequately capitalized or we are critically undercapitalized. Under the GSE Act, FHFA succeeded to all of the rights, titles, powers and privileges of our board of directors and stockholders.
A receivership would terminate our conservatorship. In addition to the powers FHFA has as our conservator, the appointment of FHFA as our receiver would terminate all rights and claims that our stockholders and creditors may have against our assets or under our charter arising from their status as stockholders or creditors, except for their right to payment, resolution or other satisfaction of their claims as permitted under the GSE Act. If we are placed into receivership and do not or cannot fulfill our MBS guaranty obligations, there may be significant delays of any payments to our MBS holders, and the MBS holders could become unsecured creditors of ours with respect to claims made under our guaranty to the extent the mortgage collateral underlying the Fannie Mae MBS is insufficient to satisfy the claims of the MBS holders.
In the event of a liquidation of our assets, only after payment of secured claims, administrative expenses of the receiver and the immediately preceding conservator, other obligations of the company (other than obligations to stockholders), and the liquidation preference of the senior preferred stock, would any liquidation proceeds be available to repay the liquidation preference on any other series of preferred stock. Finally, only after the liquidation preference on all series of preferred stock is repaid would any liquidation proceeds be available for distribution to the holders of our common stock.
In the event of such a liquidation, we can make no assurances that there would be sufficient proceeds to make any distribution to holders of our preferred stock or common stock, other than to Treasury as the holder of our senior preferred stock. As described in “Business—Conservatorship and Treasury Agreements—Treasury Agreements—
Senior Preferred Stock Purchase Agreement and Senior Preferred Stock,” under the current terms of the senior preferred stock, until the capital reserve end date, the liquidation preference of the senior preferred stock increases each quarter by the amount of the increase in our net worth, if any, during the immediately prior fiscal quarter. The aggregate liquidation preference of the senior preferred stock was $195.2 billion as of December 31, 2023 and we expect it will continue to increase as we increase our net worth.
Our business and results of operations may be materially adversely affected if we are unable to retain and recruit well-qualified executives and other employees. The conservatorship, the uncertainty of our future, and limitations on our executive and employee compensation put us at a disadvantage compared to many other companies with which we compete for talent.
Our business is highly dependent on the talents and efforts of our executives and other employees. The conservatorship, the uncertainty of our future, and limitations on executive and employee compensation have had, and are likely to continue to have, an adverse effect on our ability to retain and recruit talent. Departures in key management positions and challenges in finding replacements could harm our ability to manage our business effectively, to successfully implement strategic initiatives, and ultimately could adversely affect our financial performance.
Actions taken by Congress, FHFA and Treasury to date, or that may be taken by them or other government agencies in the future, have had, and are expected to continue to have, an adverse effect on our retention and recruitment of executives and other employees. We are subject to significant restrictions on the amount and type of compensation we may pay as a result of the senior preferred stock purchase agreement and conservatorship, as described in more detail in “Executive Compensation—Compensation Discussion and Analysis—Legal, Regulatory and Conservator Restrictions
on Executive Compensation.” For example, during conservatorship direct annual compensation for our Chief Executive
Officer is limited to base salary at an annual rate of $600,000 and our senior executives are prohibited from receiving bonuses.
As a result of the restrictions on our compensation, we have not been able to incent and reward excellent performance with compensation structures that provide upside potential to our executives, which places us at a disadvantage compared to many other companies in attracting and retaining executives. In addition, the restrictions on our compensation and the uncertainty of potential action by Congress or the Administration with respect to our future—
including the potential for a new Administration to make significant changes to the goals FHFA establishes for us, whether we will exit conservatorship, how long it may take before we exit conservatorship, or whether housing finance reform will result in a significant restructuring of the company or the company no longer continuing to exist—also may adversely affect our ability to retain and recruit executives and other employees.
The cap on our Chief Executive Officer compensation continues to make retention and succession planning for this position difficult, and it may make it difficult to attract qualified candidates for this critical role in the future. We face competition from the financial services and technology industries, and from businesses outside of these industries, for qualified executives and other employees. If future competition for executive and employee talent is strong and if we are unable to retain, promote and attract executives and other employees with the necessary skills and talent, we would

Risk Factors | GSE and Conservatorship Risk

Fannie Mae 2023 Form 10-K	26
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
We are required by the GSE Act to support the housing market in ways that could materially adversely affect our financial results and condition. For example, we are subject to housing goals that require a portion of the mortgage loans we acquire to meet specified standards relating to affordability or location. We also have a duty to serve very low-, low- and moderate-income families in three specified underserved markets: manufactured housing, affordable housing preservation and rural housing. In 2021, FHFA instructed us to prepare and implement a three-year Equitable Housing
Finance Plan. This plan, which we initially published in June 2022 and updated in April 2023, is intended to advance greater equity in the housing finance system by working to remove significant barriers to quality affordable rental housing and homeownership for historically underserved consumers. We are taking actions to support the housing market, including to meet our housing goals, duty to serve obligations and Equitable Housing Finance Plan, that could materially adversely affect our profitability and our ability to meet our targeted return requirements established by FHFA.
For example, we are acquiring loans to meet our housing goals that offer lower expected returns than the returns earned on non-housing-goal-related loans and that could materially adversely affect our ability to meet our capital requirements. In addition, some of the loans we acquire to meet our housing goals, duty to serve obligations and
Equitable Housing Finance Plan obligations also pose a higher credit risk than the other loans we purchase, which could materially increase our provision for credit losses and our write-offs.
If we do not meet our housing goals or duty to serve requirements, and FHFA finds that the goals or requirements were feasible, we may become subject to a housing plan with additional requirements that could have a material adverse effect on our results of operations and financial condition. The potential penalties for failure to comply with housing plan requirements relating to our housing goals include a cease-and-desist order and civil money penalties. See “Business—
Legislation and Regulation” for more information on our housing goals, duty to serve underserved markets and
Equitable Housing Finance Plan.
The conservatorship and agreements with Treasury adversely affect our common and preferred stockholders.
The material adverse effects of the conservatorship on our stockholders under our agreements with Treasury include the following:
No voting rights during conservatorship. During conservatorship, our common stockholders do not have the ability to elect directors or to vote on other matters unless the conservator delegates this authority to them.
No dividends to common or preferred stockholders, other than to Treasury. Our conservator announced in September
2008 that we would not pay any dividends on the common stock or on any series of preferred stock, other than the senior preferred stock, while we are in conservatorship. In addition, under the terms of the senior preferred stock purchase agreement, dividends may not be paid to common or preferred stockholders (other than on the senior preferred stock) without the prior written consent of Treasury, regardless of whether we are in conservatorship.
Our profits directly increase the liquidation preference of Treasury’s senior preferred stock and we will be required to pay dividends on the senior preferred stock in the future. The senior preferred stock ranks senior to our common stock and all other series of our preferred stock, as well as any capital stock we issue in the future, as to both dividends and distributions upon liquidation. Accordingly, if we are liquidated, the senior preferred stock is entitled to its then-current liquidation preference, before any distribution is made to the holders of our common stock or other preferred stock.
Under the current terms of the senior preferred stock, until the capital reserve end date, the liquidation preference of the senior preferred stock increases each quarter by the amount of the increase in our net worth, if any, during the immediately prior fiscal quarter. We expect the aggregate liquidation preference of the senior preferred stock will continue to increase as we increase our net worth. In addition, the current terms of the senior preferred stock provide that, following the capital reserve end date, we will be required to pay dividends on the senior preferred stock of the lesser of (1) a 10% annual rate on the then-current liquidation preference of the senior preferred stock and (2) an amount equal to the incremental increase in our net worth during the immediately prior fiscal quarter. The current terms of the senior preferred stock also provide that dividends will resume when our net worth exceeds the amount of adjusted total capital necessary for us to meet the capital requirements and buffers set forth in the enterprise regulatory capital framework, which we expect will occur before the capital reserve end date because our net worth is calculated differently than, and is higher than, our available capital under the enterprise regulatory capital framework. See
“Business—Conservatorship and Treasury Agreements—Treasury Agreements—Senior Preferred Stock Purchase
Agreement and Senior Preferred Stock” for more information on the dividend provisions and aggregate liquidation preference of the senior preferred stock.

Risk Factors | GSE and Conservatorship Risk

Fannie Mae 2023 Form 10-K	27
Exercise of the Treasury warrant would substantially dilute the investment of current stockholders. If Treasury exercises its warrant to purchase shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding on a fully diluted basis, the ownership interest in the company of our then-existing common stockholders will be substantially diluted.
We are not managed for the benefit of stockholders. Because we are in conservatorship, we are not managed with a strategy to maximize stockholder returns.
The senior preferred stock purchase agreement, senior preferred stock and warrant can only be waived or amended with the consent of Treasury. For additional description of the conservatorship and our agreements with Treasury, see
“Business—Conservatorship and Treasury Agreements.”
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
However, these alignment efforts may not be successful over the long term and the prepayment rates on Fannie Mae-
issued UMBS and Freddie Mac-issued UMBS could diverge in a manner that is disadvantageous for us. Our competitiveness in purchasing single-family loans from our lenders and the volume and profitability of our single-family business activity are directly affected by the price performance of UMBS issued by us relative to comparable Freddie
Mac-issued UMBS. If our UMBS were to trade at a discount relative to comparable Freddie Mac-issued UMBS due to prepayment performance or other factors, such a difference in relative pricing may create an incentive for lenders to conduct more of their single-family business with Freddie Mac.
It is possible that a liquid market for our UMBS may not be sustained, which could adversely affect their price performance and our single-family market share. A significant reduction in our market share, and thus in the volume of loans that we securitize, or a reduction in the trading volume of our UMBS could reduce the liquidity of our UMBS. While we may decide to employ various strategies to support the liquidity and price performance of our UMBS, any such strategies may fail or adversely affect our business and financial results. We may cease any such activities at any time, or FHFA could require us to do so, which could adversely affect the liquidity and price performance of our UMBS. We may incur costs to support our acquisition of loans and to support the liquidity and price performance of our securities.
Liquidity-related price differences could occur between UMBS issued by us and comparable Freddie Mac-issued UMBS due to factors that are largely outside of our control. Therefore, any strategies we employ to reduce any liquidity-related price differences may not reduce or eliminate any such price differences over the long term.
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
adverse effect on our earnings and financial condition, and we could be dependent on Freddie Mac and on the senior preferred stock purchase agreements that we and Freddie Mac each have with Treasury to avoid a liquidity event or a

Risk Factors | GSE and Conservatorship Risk

Fannie Mae 2023 Form 10-K	28
default under our guaranty. Our current risk exposure to Freddie Mac-issued securities is provided in “MD&A—Guaranty
Book of Business.”
In addition, UMBS have created significant interdependence between the single-family mortgage securitization programs of Fannie Mae and Freddie Mac. Accordingly, the market value and liquidity profile of single-family Fannie
Mae MBS could be affected by financial and operational incidents relating to Freddie Mac, even if those incidents do not directly relate to Fannie Mae or Fannie Mae MBS. Similarly, any disruption in Freddie Mac’s securitization activities or any adverse events affecting Freddie Mac’s significant mortgage lenders and servicers also could adversely affect the market value of single-family Fannie Mae MBS.
Our reliance on CSS and the common securitization platform exposes us to significant third-party risk.
We rely on CSS and its common securitization platform for the operation of a majority of our single-family securitization activities. Although we jointly own CSS with Freddie Mac, there are limitations on our ability to control CSS.
The CSS Board of Managers currently has seven members—two members designated by Fannie Mae, two members designated by Freddie Mac, the CSS CEO, the Board Chair, who is appointed by FHFA, and an additional member appointed by FHFA. Board actions must be approved by a majority vote and the Board may not take any actions absent the Chair’s consent. While we and Freddie Mac both remain in conservatorship, FHFA has the right to designate up to two additional board members at its discretion. Once either Fannie Mae or Freddie Mac has exited conservatorship and is not in receivership, the Board Chair and any board members designated by FHFA may be removed by a unanimous vote of the Fannie Mae and Freddie Mac members and the CSS CEO. Although the limited liability company agreement would require our approval for certain “material decisions” if either we or Freddie Mac have exited conservatorship, the
Board may approve a number of actions even after conservatorship over the objection of the members we and Freddie
Mac designate, including: approval of the annual budget and strategic plan for CSS (so long as it does not involve a material business change); withdrawal of capital by a member; and requiring capital contributions necessary to support
CSS’s ordinary business operations. It is possible that FHFA may require us to make additional changes to the CSS limited liability company agreement, or may otherwise impose restrictions or provisions relating to CSS or UMBS, that may adversely affect us.
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
The Charter Act defines our permissible business activities. For example, we may not originate mortgage loans or purchase single-family loans in excess of the conforming loan limits, and our business is limited to the U.S. housing finance sector. FHFA, as our regulator, may impose and has imposed additional limitations on our business. For example, the GSE Act requires us to obtain prior approval from FHFA for new products and to provide advance notice to
FHFA of new activities. As described in “Business—Legislation and Regulation—Guaranty Fees and Pricing,” we are
also subject to a number of limitations on the guaranty fees we are permitted to charge, which is our primary source of revenue. In addition, as described in previous risk factors, our business activities are subject to significant restrictions as a result of the conservatorship and the senior preferred stock purchase agreement, as well as under FHFA’s UMBS rule.
The limitations on our business have and are expected to continue to delay or prevent us from undertaking some new business activities management believes would benefit our business. Further, as a result of the limitations on our ability

Risk Factors | GSE and Conservatorship Risk

Fannie Mae 2023 Form 10-K	29
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
Changes in interest rates can also affect our credit losses, as we describe in a risk factor below in “Market and Industry
Risk.” Also see “MD&A—Multifamily Business—Multifamily Mortgage Credit Risk Management—Multifamily Guaranty
Book Diversification and Monitoring” for a discussion of factors that are negatively affecting the credit risk profile of our multifamily seniors housing portfolio.
Given our expectation of slower economic and home price growth in 2024 and 2025, we expect the credit performance of the loans in our guaranty book of business may decline compared to recent performance, which is reflected in our allowance for credit losses as of December 31, 2023. If economic conditions, home price growth or multifamily property values are worse than we currently expect, we could experience materially higher provisions for credit losses and write-
offs. See “MD&A—Key Market Economic Indicators” for a discussion of our expectations for economic growth and home prices.
We present detailed information about the risk characteristics of our single-family conventional guaranty book of business in “MD&A—Single-Family Business” and our multifamily guaranty book of business in “MD&A—Multifamily
Business.”
The credit enhancements we use provide only limited protection against potential future credit losses. These transactions also increase our expenses.
While we use certain credit enhancements to mitigate some of our potential future credit losses, we may not be able to obtain as much protection from our credit enhancements as we would like for a number of reasons, including:
•Some of the credit enhancements we use, such as mortgage insurance, Credit Insurance Risk TransferTM
(“CIRTTM”) transactions and DUS lender loss-sharing arrangements, are subject to the risk that the counterparties may not meet their obligations to us, which we discuss in a risk factor below.
•Our Connecticut Avenue Securities® (“CAS”) and CIRT credit risk transfer transactions have limited terms, after which they provide limited or no further credit protection on the covered loans.

Risk Factors | GSE and Conservatorship Risk

Fannie Mae 2023 Form 10-K	30
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
•Mortgage insurance does not protect us from all losses on covered loans. For example, mortgage insurance does not cover property damage that is not already covered by the hazard or flood insurance we require, and such damage may result in a reduction to, or a denial of, mortgage insurance benefits. A property damaged by a flood that was outside a Federal Emergency Management Agency (“FEMA”)-designated Special Flood
Hazard Area, coastal barrier resources system, or otherwise protected area (collectively, a “flooding zone”), where we require coverage, or a property damaged by an earthquake, are the most likely scenarios where property damage may result in a default not covered by hazard insurance.
In addition, the costs associated with credit risk transfer transactions are significant and may increase. Changes in regulatory requirements, such as those under the enterprise regulatory capital framework, may cause us to modify our credit risk transfer activities. In addition, changes in applicable bank capital or other regulatory treatment of our credit risk transfer securities could negatively impact investor demand for our credit risk transfer transactions or dealer demand to create markets in those securities.
We may suffer material losses if borrowers suffer property damage as a result of hazards for which the borrowers have no or insufficient insurance.
In general, we require borrowers to obtain and maintain property insurance to cover the risk of damage to their homes or properties resulting from hazards such as fire, wind and, for properties in a flooding zone. Insurance would not cover property damage as a result of a hazard for which we do not generally require insurance, such as earthquake damage or flood damage on a property located outside a flooding zone. Additionally, there may be instances in which borrowers’
claims under insurance policies are not paid, borrowers’ insurance is insufficient to cover their losses, borrowers fail to use insurance proceeds to make improvements to the property commensurate with the value of the damaged improvements, or borrowers fail to maintain insurance and suffer property damage. Hazard insurers may experience significant financial strain and be unable to make payments on related claims during a period in which significant numbers of mortgaged properties are damaged by natural or other disasters. To the extent that borrowers suffer property damage as a result of a hazard that is uninsured or underinsured, the borrowers may not pay their mortgage loans. As noted in a risk factor above, if borrowers fail to make required payments on mortgage loans we own or guarantee, we could experience significant provisions for credit losses and write-offs on the loans in our book of business.
Only a small portion of loans in our guaranty book of business as of December 31, 2023 were located in a Special Flood
Hazard Area, for which we require flood insurance: 3.2% of loans in our single-family guaranty book of business and
6.9% of loans in our multifamily guaranty book of business. We believe that only a small portion of borrowers in most places outside of these areas obtain flood insurance. The risk of significant flooding in places outside of a flooding zone
(that is, in locations where we do not require flood insurance) is expected to increase in the coming years as a result of climate change. Furthermore, FEMA flood insurance rate maps may not accurately reflect the extent of flood risks in certain areas, and do not indicate how the risk will change in the future. Single-family borrowers who obtain flood insurance generally rely on the National Flood Insurance Program (“NFIP”), which was recently extended through March
8, 2024. If Congress fails to extend or re-authorize the program upon future expirations, FEMA may not have sufficient funds to pay claims for flood damage, and borrowers may not be able to renew their flood insurance coverage or obtain new policies through the NFIP. In addition, NFIP insurance does not cover temporary living expenses, and the maximum limit of coverage available under NFIP for a single-family residential property is $250,000, which may not be sufficient to cover all losses.
Increases in the intensity or frequency of floods or other weather-related disasters as a result of climate change are expected to increase the foregoing risks. In some areas, some insurers have ceased writing new coverage or have significantly increased insurance premiums for certain perils. As coverage becomes unavailable or prohibitively expensive in an area, home prices or multifamily property values may experience considerable negative impacts, borrowers may face increasingly significant financial strain, and fewer loans in the area may be eligible for acquisition by
Fannie Mae. Ultimately, the desirability of areas that frequently experience hurricanes, wildfires, or other natural disasters and face chronic physical risks may diminish over time, which can depress home prices and multifamily property values or adversely affect the region’s economy, which may negatively impact our financial results. In addition, investors may place greater weight on climate-related risks when making investment decisions, which could increase our cost or ability to transfer credit risk.

Risk Factors | Credit Risk

Fannie Mae 2023 Form 10-K	31
The occurrence of major natural or other disasters in the United States or its territories could materially increase our provision for credit losses and our write-offs.
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
A major disruptive event that either damages or destroys single-family or multifamily real estate securing mortgage loans in our book of business or negatively impacts the ability of borrowers to make principal and interest payments on mortgage loans in our book of business could increase our delinquency rates, default rates and average loan loss severity of our book of business in the affected region or regions. Further, a major disruptive event or a long-lasting increase in the vulnerability of an area to disasters that affects borrowers’ ability to make payments on their mortgages, discourages housing activity, including homebuilding or home buying, or causes a deterioration in housing conditions or the general economy in the affected region could lower the volume of originations in the mortgage market, influence home prices and multifamily property values in the affected region or in adjacent regions and increase delinquency rates and default rates. Any of these outcomes could generate significant provisions for credit losses and write-offs.
Our business, financial condition and results of operations could be materially adversely affected by impacts related to climate change.
Climate change presents both immediate and long-term risks to our business, financial condition and results of operations. We face physical risks relating to event-driven (acute) disasters and longer-term (chronic) shifts in climate patterns. We also face risks resulting from a potential transition to a lower-carbon economy.
Recent years have seen frequent and severe natural disasters in the U.S., including wildfires, hurricanes, tornadoes, high winds, severe flooding, mudslides, and environmental contamination. We believe the frequency and intensity of major weather-related events in recent years are indicative of the impacts of climate change, which are expected to persist and worsen in the future. Population growth and an increase in people living in high-risk areas, such as coastal areas vulnerable to severe storms and flooding, have also increased the impact of these events.
Although our financial exposure from these events is mitigated to the extent our book of business is geographically diverse, we remain exposed to risk, particularly in connection with the risk of geographically widespread weather events and changes in weather patterns, as well as geographic areas where our book of business is more heavily concentrated. For a description of the geographic concentration of our single-family guaranty book of business, see
“MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Guaranty Book
Diversification and Monitoring,” and for our multifamily guaranty book of business, see “MD&A—Multifamily Business—
Multifamily Mortgage Credit Risk Management—Multifamily Guaranty Book Diversification and Monitoring.” As a result, any continuation or increase in recent weather trends or their unpredictability, or any single natural disaster of significant scope or intensity, could have a material impact on our results of operations and financial condition.
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
Further, legal or regulatory responses to concerns about global climate change may impact the housing markets and, as a result, our business. Steps to address the risks of climate change could result in a potentially disruptive transition away from carbon-intense industries. Such a transition could negatively impact certain industries and regional economies, affecting the ability of borrowers in those industries or regions to pay their mortgage loans. Transition risks also could include:
•a change in borrower and renter preferences for certain areas of the country or certain types of housing;
•migration of communities and individuals resulting in changes in home prices and multifamily property values in affected regions or an increase in lower income households living in high-risk areas;
•increased housing costs driven by additional regulatory and legislative requirements; and
•increased compliance and construction costs driven by governmental actions and initiatives, such as the introduction of new building codes, carbon taxes or energy efficiency requirements.
The timing and severity of climate change events or societal changes in reaction to them are difficult to predict. Our business and reputation may be harmed if our response to climate change is perceived to be ineffective or insufficient.
While we are taking steps to integrate climate risk considerations into our Enterprise Risk Management framework, our

Risk Factors | Credit Risk

Fannie Mae 2023 Form 10-K	32
risk management strategies may not be effective in mitigating our climate risk exposure. As regulators begin to mandate additional disclosure of climate-related information by companies, there may continue to be a lack of information needed for robust climate-related risk analyses. Third-party exposures to climate-related risks and other data generally are limited in availability and vary in quality. Modeling capabilities to analyze climate-related risks and interconnections are improving but remain incomplete. We believe these limitations will affect our ability to identify and manage climate-
related risks. For a discussion on climate and natural disaster risk management, see “MD&A—Risk Management—
Climate and Natural Disaster Risk Management.”
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
Our primary exposures to institutional counterparties are with:
•credit guarantors that provide credit enhancements on the mortgage assets in our guaranty book of business, including mortgage insurers, reinsurers, and multifamily lenders with risk-sharing arrangements;
•mortgage lenders that sell loans to us and mortgage lenders and other counterparties that service our loans;
and
•the financial institutions that issue the investments held in our corporate liquidity portfolio.
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
An institutional counterparty may default on its obligations to us for a number of reasons, such as changes in financial condition that affect its credit rating, changes in its servicer rating, a reduction in liquidity, operational failures, a cybersecurity incident, or insolvency. In the event of a bankruptcy or receivership of one of our counterparties, we may be required to establish our ownership rights to the assets these counterparties hold on our behalf to the satisfaction of the bankruptcy court or receiver, which could result in a delay in accessing these assets causing a decline in their value.
Counterparty defaults or limitations on their ability to do business with us could result in significant financial losses or hamper our ability to do business or manage the risks to our business. In addition, if we are unable to replace a defaulting counterparty that performs services critical to our business, it could adversely affect our ability to conduct our operations and manage risk. Recent lower mortgage origination volume has negatively affected the financial results and condition of some of our institutional counterparties, particularly non-depository mortgage lenders and servicers, which could negatively affect their ability to perform their obligations to us.
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
members fails to perform its obligations, because each FICC clearing member is required to absorb a portion of the losses incurred by other clearing members if they fail to meet their obligations to the clearinghouse. We could also incur

Risk Factors | Credit Risk

Fannie Mae 2023 Form 10-K	33
losses associated with replacing transactions cleared through FICC in the event of a default by, or the financial or operational failure of, FICC. For more information, see “MD&A—Risk Management—Institutional Counterparty Credit
Risk Management—Other Counterparties—Central Counterparty Clearing Institutions.”
Our financial condition or results of operations may be materially adversely affected if mortgage servicers fail to perform their obligations to us.
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
A decline in a servicer’s performance, such as delayed or missed opportunities for loan workouts, foreclosure alternatives or foreclosures, could significantly affect our ability to mitigate credit losses and could materially adversely affect the overall credit performance of the loans in our guaranty book of business. Servicers may experience financial and other difficulties due to the advances they are required to make on our behalf on delinquent mortgages, including mortgages subject to forbearance plans. We could be materially adversely affected if our servicers lack appropriate controls, experience a failure in their controls, or experience a disruption in their ability to service loans, including as a result of legal or regulatory actions, ratings downgrades, liquidity constraints, operational failures or cybersecurity incidents. We have experienced losses as a result of servicers’ failure to perform their obligations.
As of December 31, 2023, over half of our single-family guaranty book was serviced by non-depository servicers and we expect this concentration will increase further. Non-depository servicers also serviced over half of our multifamily guaranty book as of December 31, 2023. The generally lower financial strength and liquidity of non-depository mortgage servicers compared with depository mortgage servicers may negatively affect their ability to fully satisfy their financial obligations or to properly service the loans on our behalf. Non-depository servicers also are generally not subject to the same level of regulatory oversight as our mortgage servicer counterparties that are depository institutions.
Replacing a mortgage servicer can result in potentially significant increases in our costs, as well as increased operational risks. If a mortgage servicer fails, it could result in a temporary disruption in servicing and loss mitigation activities relating to the loans serviced by that mortgage servicer, particularly if there is a loss of experienced servicing personnel. We may also face challenges in transferring a large servicing portfolio. Although we have contingency plans in the event of a failure of one or more of our top mortgage servicers, there can be no assurance that we will be able to successfully execute against those plans in times of severe economic stress in the mortgage servicing industry.
Multifamily mortgage servicing is typically performed by the lenders who sell the mortgages to us, including non-
depository servicers. We are exposed to the risk that multifamily servicers could come under financial pressure, which could potentially result in a decline in the quality of the servicing they provide us or a default by the servicer. A decline in servicing quality or a default by a multifamily servicer could increase our losses on multifamily loans.
The actions we have taken to mitigate our credit risk exposure to mortgage servicers may not be sufficient to prevent us from experiencing significant financial losses or business interruptions in the event they cannot fulfill their obligations to
us.
We may incur losses as a result of claims under our mortgage insurance policies not being paid in full or at all.
We rely heavily on mortgage insurers to provide insurance against borrower defaults on single-family conventional mortgage loans with LTV ratios over 80% at the time of acquisition. Although our primary mortgage insurer counterparties currently approved to write new business must meet risk-based asset requirements, there is still a risk that these counterparties may fail to fulfill their obligations to pay our claims under insurance policies. If a currently approved mortgage insurer fails to meet its obligations to reimburse us for claims, our credit losses could increase. In addition, if a regulator determines that a currently approved mortgage insurer lacks sufficient capital to pay all claims when due, the regulator could take action that might affect the timing and amount of claim payments made to us by our approved mortgage insurer counterparties. We face similar risks with respect to our credit insurance risk transfer counterparties.
With respect to primary mortgage insurers that we have approved to write coverage on loans sold to us, we currently do not differentiate pricing based on counterparty strength or operational performance. Additionally, we would not revoke a

Risk Factors | Credit Risk

Fannie Mae 2023 Form 10-K	34
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
We use a process of delegated underwriting in which lenders make specific representations and warranties about the characteristics of the mortgage loans we purchase and securitize. As a result, we do not independently verify most borrower information that is provided to us. This exposes us to the risk that one or more of the parties involved in a transaction (the borrower, seller, broker, appraiser, property inspector, title agent, lender or servicer) will engage in fraud by misrepresenting facts about a mortgage loan. Similarly, we rely on delegated servicing of loans and use of a variety of external resources to manage our REO inventory. We have experienced financial losses resulting from mortgage fraud, including institutional fraud perpetrated by counterparties. In the future, we may experience additional financial losses or reputational damage as a result of mortgage fraud.
Operational and Model Risk
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
While we continue to enhance our technology, infrastructure, operational controls and organizational structure in order to reduce our operational risk, these actions may not be effective to manage these risks. Moreover, some of our initiatives designed to reduce our operational risk over the long term, particularly those relating to the implementation of new technology and the transition to third-party cloud-based platforms, increase our operational risk over the short term as we implement the changes, as many involve significant changes to our business processes, controls, systems and infrastructure. If we fail to implement these initiatives in a well-managed, secure and effective manner, we may experience significant unplanned service disruptions or unforeseen costs, which could result in material harm to our business and results of operations.
Our ability to manage and aggregate data may be limited by the effectiveness of our policies, programs, processes, systems and practices that govern how data is acquired, validated, stored, protected, processed and shared. Failure to manage data effectively and to aggregate data in an accurate and timely manner may limit our ability to manage current

Risk Factors | Credit Risk

Fannie Mae 2023 Form 10-K	35
and emerging risks, as well as to manage changing business needs. The increasing use of new third-party and open source artificial intelligence tools poses additional risks relating to the protection of data, including the potential exposure of our proprietary confidential information to unauthorized recipients and the misuse of our intellectual property.
We use artificial intelligence and machine learning technology to help manage some of the operational risks we face, including with respect to business resiliency. Our use of this technology presents risks, including the potential for outages, inefficiencies, data loss, and bias or errors in the technology’s analysis and conclusions while the technology and our use of the technology matures. Additionally, the use of artificial intelligence within products or services that we use or that are used by our third-party service providers may pose similar risks.
We also face the risk of operational failure, termination or capacity constraints of any of the clearing agents, paying agents, exchanges, clearinghouses or other financial intermediaries, including the Federal Reserve, we use to facilitate our securities and derivatives transactions. Moreover, the consolidation and interconnectivity among clearing agents, exchanges and clearing houses increases the risk of operational failure, on both an individual basis and an industry-
wide basis. Any such failure, termination or constraint could adversely affect our ability to effect transactions or manage our exposure to risk.
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
A breach of the security of our systems, or those of third parties with which we do business, including as a result of cyber attacks, could materially damage or disrupt our business or result in the disclosure or misuse of confidential or other information (including personal information) that could materially damage our reputation, result in material regulatory sanctions and/or result in increased costs or losses that have a material adverse impact on our business, financial results and financial condition.
Our operations rely on the secure, accurate and timely receipt, storage, transmission and other processing of confidential and other information in our computer systems and networks and with our business partners, including proprietary, confidential or personal information that is subject to privacy laws, regulations or contractual obligations.
Information security risks for large institutions like us have continued to significantly increase, in part because of the proliferation of new technologies and the use of the Internet, telecommunications and cloud technologies to conduct or automate financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, and other external parties, including foreign state-sponsored threat actors. A number of financial services companies, consumer-based companies and other organizations have reported the unauthorized disclosure of client, customer or other confidential information (including personal information), as well as cyber incidents involving the dissemination, theft and destruction of corporate information, intellectual property, cash or other valuable assets. There have also been several highly publicized cyber attacks where threat actors have requested “ransom” payments in exchange for not disclosing stolen customer information (including personal information) or for unlocking or not disabling the target company’s computer or other systems. In addition, there have been cyber attacks against companies where threat actors have misled company personnel into granting unauthorized access or making unauthorized transfers of funds to the actors’ accounts.
We have been, and expect to continue to be, the target of cyber attacks, computer viruses, malicious code, ransomware, social engineering attacks, including phishing attacks, denial of service attacks and other information security threats. We could also be materially adversely affected by cyber attacks or other information security incidents that target the infrastructure of the Internet and critical service providers, as such incidents could cause widespread unavailability of websites and applications, and degrade website and application performance. To date, cyber attacks have not had a material impact on our business strategy, business, financial results or financial condition. However, we could suffer material financial or other losses, as well as material reputational damage, as a result of cyber attacks.
These attacks are constantly evolving and their impacts are hard to predict. Our risk and exposure to cyber attacks remains heightened because of, among other things:
•the evolving nature and increasing frequency of these threats, including the emergence of powerful artificial intelligence technologies to assist threat actors in cyber attacks;
•the levels of persistence, sophistication and intensity of cybersecurity threats;

Risk Factors | Operational and Model Risk

Fannie Mae 2023 Form 10-K	36
•our prominent size and scale and our role in the financial services industry;
•the outsourcing of some of our business operations;
•a shortage of qualified cybersecurity professionals in the industry;
•our migration to cloud-based systems;
•our use of employee-owned devices for business communication;
•the interconnectivity and interdependence of third parties to our systems; and
•the current global economic and political environment.
Despite our efforts to ensure the integrity of our software, computers, systems and information, we may not be able to anticipate, detect or recognize cybersecurity threats to our systems and assets, or to implement effective preventive measures against all cybersecurity threats, especially because the techniques used in cyber attacks are increasingly sophisticated, change frequently, are complex, and are often not recognized until launched. In addition, large-scale and more frequent cyber attacks in recent years, as well as increases in the number of threat actors, suggest that the risk of damaging cyber attacks impacting us and/or third parties with which we do business is increasing. We expect cyber attack and breach incidents to continue.
We routinely identify cybersecurity threats as well as vulnerabilities in our systems and work to address or mitigate those we have identified. Some cybersecurity vulnerabilities take a substantial amount of time to resolve or mitigate. We continue to have cybersecurity vulnerabilities that we have identified but not resolved or mitigated. In addition, efforts to resolve or mitigate some of our cybersecurity vulnerabilities may be unsuccessful and some cybersecurity vulnerabilities may not be possible to resolve. Further, these efforts have involved and may continue to involve significant costs, as cyber attack methods continue to rapidly evolve. We may also have cybersecurity vulnerabilities that we have not yet identified.
Cyber attacks can originate from a variety of sources, including external parties who are affiliated with foreign governments or are involved with organized crime or terrorist organizations. Cybersecurity risks also derive from human error, fraud or malice on the part of our employees or third parties. Threat actors have attempted, and we expect will continue to attempt, to induce employees, lenders, servicers, vendors, service providers, counterparties or other users of our systems to disclose sensitive information or provide access to our systems or network, or to our data or that of our counterparties or borrowers, and these types of risks are sometimes difficult to detect or prevent.
Cyber attacks, breaches, unauthorized access, misuse, computer viruses or other malicious code or other cybersecurity events from time to time could result in the unauthorized disclosure, gathering, monitoring, misuse, corruption, loss or destruction of confidential and other information (including personal information) that belongs to us, our lenders, our servicers, our counterparties, third-party service providers or borrowers that is processed and stored in, and transmitted through, our computer systems and networks. These events could also result in damage to our software, computers or systems, or otherwise cause interruptions or malfunctions in our, our lenders’, our counterparties’ or third parties’
operations. We have experienced some of these types of cybersecurity events and some of these events have resulted in disruptions to our systems and those of our lenders, counterparties and other third parties. While to date the impact of these events has not been material to our business strategy, business, financial results or financial condition, cyber-
related events could result in financial losses, loss of lenders, servicers and business opportunities, reputational damage, damage to our competitive position, litigation, regulatory fines, penalties or intervention, reimbursement or other compensatory costs or other harms that have a material adverse impact on our business strategy, business, financial results or financial condition.
Cyber attacks or other cybersecurity incidents can occur and persist for an extended period of time without detection.
Investigations of cyber attacks and incidents are inherently unpredictable, and it takes time to complete an investigation and have full and reliable information. While we are investigating a cyber attack or incident, we do not necessarily know the extent of the harm or how best to remediate it, and we can repeat or compound certain errors or actions before we discover and remediate them. In addition, announcing that a cyber attack or cybersecurity incident has occurred increases the risk of additional cyber attacks. All or any of these challenges could further increase the costs and consequences of a cyber attack or incident. These factors may also inhibit our ability to provide rapid, complete and reliable information about a cyber attack or incident to our lenders, servicers, counterparties, investors and regulators, as well as the public.
In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. Although we maintain insurance coverage relating to cybersecurity risks, our insurance may not be sufficient to provide adequate loss coverage in all circumstances (including if the insurer denies future claims) and may not continue to be available to us on economically reasonable terms, or at all. Further, we cannot ensure that any limitations of liability provisions in our

Risk Factors | Operational and Model Risk

Fannie Mae 2023 Form 10-K	37
agreements with lenders, servicers, service providers, vendors, counterparties and other third parties with which we do business would be enforceable or adequate or would otherwise protect us from liabilities or damages with respect to a particular claim in connection with a cyber attack or other cybersecurity incident.
Third parties with which we do business and our regulators are also sources of cybersecurity or other technological risks. Because we are interconnected with and dependent on third-party vendors, exchanges, clearing houses, fiscal and paying agents, and other financial intermediaries, including CSS, we could be materially adversely impacted if any of them is subject to a successful cyber attack or other information security event. Third parties with which we do business have experienced cybersecurity incidents. While these third-party cybersecurity incidents have not had a material impact on our business to date, the inability of a third party with which we do business to meet its obligations to us as a result of a cybersecurity incident or our response to such an incident could materially adversely affect our business.
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
financial condition.
We routinely transmit and receive personal, confidential and proprietary information by electronic means. In addition, our lenders and servicers maintain personal, confidential and proprietary information, including personal borrower information. This information is subject to interception, misuse or mishandling. While we work with our lenders, servicers, vendors, service providers, counterparties and other third parties to protect against cyber attacks, we cannot ensure that these third parties have appropriate controls in place to protect the confidentiality of the information. An interception, misuse or mishandling of personal, confidential or proprietary information being sent to, received from, or maintained by a lender, servicer, vendor, service provider, counterparty or other third party could result in legal liability, fines, regulatory action and reputational harm that have a material adverse impact on our business, financial results or financial condition. From time to time, we and our lenders and servicers have experienced data breaches or other cybersecurity incidents relating to our borrower information. While such breaches and incidents have not been material to our business to date, they could result in legal liabilities, fines, regulatory action and reputational harm that have a material adverse impact on our business, financial results and financial condition.
The legal and regulatory environment related to data privacy and cybersecurity is constantly changing. Privacy and cybersecurity are currently areas of considerable legislative and regulatory attention, with new or modified laws, regulations, rules and standards being frequently adopted and potentially subject to divergent interpretation or application in different jurisdictions in a manner that may create inconsistent or conflicting requirements for businesses.
The uncertainty and compliance risks created by these legislative and regulatory developments are compounded by the rapid pace of technology development, such as artificial intelligence and advances in data science, that affect the use or security of data, including personal information. Privacy and cybersecurity laws and regulations often impose strict requirements on the collection, storage, handling, use, disclosure, transfer, security, and other processing of personal information. These laws and regulations, combined with our evolving data footprint, are expected to increase our compliance costs and require changes to our business and operations. An actual or perceived failure by us, lenders, servicers, vendors, service providers, counterparties or other third parties to comply with privacy, data protection and information security laws, regulations, standards, policies and contractual obligations could result in legal liabilities, fines, regulatory action and reputational harm that have a material adverse impact on our business, financial results and
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
disclosure obligations may be solely within the knowledge of FHFA. As our conservator, FHFA has the power to take actions without our knowledge that could be material to our stockholders and other stakeholders, and could significantly

Risk Factors | Operational and Model Risk

Fannie Mae 2023 Form 10-K	38
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
Failure of our models to produce reliable results may materially adversely affect our ability to manage risk and make effective business decisions, as well as create regulatory and reputational risk.
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
In addition, in periods of low transaction volume for certain types of assets, the limited data available may reduce the reliability of model outputs.
We also use third-party models that expose us to additional risks beyond those for internally-developed models. We often have limited visibility into the third-party’s model methodology and change management process. In addition, in some instances we rely on third-party data providers to develop and provide estimates for our models. This reliance on third-party data providers exposes us to risk should the data provider cease to provide the data going forward or change its methodology, which would require that we find a suitable replacement for the data and could result in the need to re-
estimate our models with the new data.
We currently use artificial intelligence and machine learning techniques in our models, and expect to increase our use of these modeling techniques. The use of new artificial intelligence and machine learning technology in our models presents risks, such as the risk of undetected bias in the model and the limited ability to understand and challenge the model due to a limited ability to observe the internal workings of many machine learning models.
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
Errors have been discovered in some of the models we use, as well as deficiencies in our current processes for managing model risk. And we have experienced instances where model failures have adversely affected our business and risk management decisions. As noted in “MD&A—Risk Management—Model Risk Management,” we are currently working on a number of remediation activities relating to our models, including improving our processes for model governance, development, implementation and testing. Until these remediation activities are completed, we face a higher risk that we may make inappropriate business or risk management decisions based on unreliable model results, which could negatively affect our financial results and condition.
Errors in our models can also result in errors in our external disclosures. We discovered errors in a model used to prepare our annual stress test results that affected our previously-reported stress test results for 2022 and some prior years. While we have resolved those errors, we could discover additional errors in our models in the future that result in further errors in our external disclosures that create regulatory and reputational risk.

Risk Factors | Operational and Model Risk

Fannie Mae 2023 Form 10-K	39
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
Our debt is considered a high quality liquid asset because it can be easily and immediately converted into cash at little or no loss of value. Any changes by investors in how they view our debt or regulatory changes causing our debt to no longer be considered a high quality liquid asset could significantly increase our debt funding costs or reduce our ability to issue debt.
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
Our liquidity contingency plans may be difficult or impossible to execute during a sustained market liquidity crisis. If the financial markets experience substantial volatility in the future similar to or more intensely than in 2020, it could significantly adversely affect the amount, mix and cost of funds we obtain, as well as our liquidity position. If we cannot access the unsecured debt markets, our ability to repay maturing indebtedness and fund our operations could be significantly impaired. In this event, our alternative source of liquidity, our corporate liquidity portfolio, may not be sufficient to meet our liquidity needs.
A decrease in the credit ratings on our senior unsecured debt could increase our borrowing costs and have an adverse effect on our ability to issue debt on reasonable terms, particularly if such a decrease were not based on a similar action on the credit ratings of the U.S. government. A decrease in our credit ratings also could require that we post additional collateral for our derivatives contracts.
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
Because we rely on the U.S. government for capital support, in recent years, when a rating agency has taken an action relating to the U.S. government’s credit rating, they have taken a similar action relating to our ratings at approximately the same time. S&P Global Ratings (“S&P”), Moody’s Investors Service (“Moody’s”) and Fitch Ratings (“Fitch”) have all indicated that they would likely lower their ratings on the debt of Fannie Mae and certain other government-related entities if they were to lower their ratings on the U.S. government. As a result, if a future government shutdown, a default by the United States government on its obligations, or other event or circumstance results in downgrades of the government’s credit rating, we expect our credit ratings would be similarly downgraded. For example, in August 2023,
Fitch downgraded some of our credit ratings following Fitch’s downgrade of the U.S. government’s long-term issuer default rating. We currently cannot predict the potential impact of a future credit ratings downgrade on demand for our securities or on our business.

Risk Factors | Operational and Model Risk

Fannie Mae 2023 Form 10-K	40
A reduction in our credit ratings also could cause derivatives clearing organizations or their members to demand that we post additional collateral for our cleared derivative contracts. In addition, a reduction in our credit rating to specified thresholds in our over-the-counter derivatives contracts could require us to provide additional collateral to or terminate transactions with certain derivatives counterparties. Our credit ratings, ratings outlook and additional collateral requirements are described in “MD&A—Liquidity and Capital Management—Liquidity Management—Credit Ratings”
and “Note 9, Derivative Instruments.”
Market and Industry Risk
Changes in interest rates or our loss of the ability to manage interest-rate risk successfully could materially adversely affect our financial results and condition, and increase our interest-rate risk.
We are subject to interest-rate risk, which is the risk that movements in interest rates will adversely affect the value of our assets or liabilities or our future earnings or capital. Our exposure to interest-rate risk primarily arises from two sources: (1) our “net portfolio,” which we define as: our retained mortgage portfolio assets, our corporate liquidity portfolio, outstanding debt of Fannie Mae used to fund the retained mortgage portfolio assets and corporate liquidity portfolio, mortgage commitments and risk management derivatives; and (2) our consolidated MBS trusts. We describe these risks in more detail in “MD&A—Risk Management—Market Risk Management, including Interest-Rate Risk
Management.” Changes in interest rates affect both the value of our mortgage and other assets and prepayment rates on our mortgage loans, which could have a material adverse effect on our financial results and condition, as well as our liquidity.
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
Decreasing interest rates would likely reduce the amounts that we earn on our corporate liquidity portfolio, as we tend to earn lower yields on this portfolio in a declining interest rate environment.
We have experienced significant fair value losses in some periods due to changes in interest rates. Our hedge accounting program is specifically designed to address the volatility of our financial results associated with changes in fair value related to changes in the benchmark interest rates. As such, earnings variability driven by other factors, such as spreads or the timing of when we recognize deferred guaranty fee income, remains. We describe how the timing of when we recognize deferred guaranty fee income is sensitive to mortgage interest rates in “MD&A—Key Market
Economic Indicators” and “MD&A—Consolidated Results of Operations—Net Interest Income.” In addition, our ability to effectively reduce earnings volatility is dependent on having the right mix and volume of interest-rate swaps available.
As our portfolio of interest-rate swaps varies over time, our ability to reduce earnings volatility through hedge accounting may vary as well.
Changes in interest rates also can affect our credit losses. Interest rates increased significantly during 2022 and most of
2023. While we are not currently predicting interest rates to generally increase in 2024, interest rates could increase further. When interest rates increase, our credit losses from loans with adjustable payment terms may increase as borrower payments increase at their reset dates, which increases the borrower’s risk of default. Rising interest rates may also reduce the opportunity for these borrowers to refinance into a fixed-rate loan. Similarly, many borrowers may have additional debt obligations, such as home equity lines of credit and second liens, that also have adjustable payment terms. If a borrower’s payment on his or her other debt obligations increases due to rising interest rates or a change in amortization, it increases the risk that the borrower may default on a loan we own or guarantee. Rising interest rates also typically reduce expected future loan prepayments, which tends to lengthen the expected life of our loans and therefore generally increases the probability of default on the loans and therefore our loss reserves.
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
the cost of interest rate caps increased substantially in 2022 and for most of 2023, before moderating in late 2023 as interest rates declined.

Risk Factors | Liquidity and Funding Risk

Fannie Mae 2023 Form 10-K	41
Changes in interest rates also typically affect our business volume. A higher interest rate environment generally results in lower business volumes, as fewer loans may benefit from refinancing and the higher cost of borrowing reduces affordability, driving lower purchase mortgage volumes.
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
Our business and financial results are affected by general economic conditions, including home prices and employment trends, and changes in economic conditions or financial markets may materially adversely affect our business and financial condition. Volatility or uncertainty in global, regional or domestic political conditions also can significantly affect economic conditions and financial markets.
In general, a prolonged period of slow growth in the U.S. economy or any deterioration or volatility in general economic conditions or financial markets could materially adversely affect our results of operations, net worth and financial condition. Our business is significantly affected by the status of the U.S. economy, including home prices and employment trends, as well as economic output levels, interest rates and inflation rates. For example, see a risk factor above in “Credit Risk” for a discussion of how worsening economic conditions could negatively affect the credit performance of loans in our guaranty book of business and result in materially higher provisions for credit losses and write-offs. Deterioration in economic conditions also typically results in reduced housing market activity, which reduces our business volume. A reduction in our business volume can reduce our net interest income and adversely affect our financial results. As described in “MD&A—Key Market Economic Indicators,” we currently expect a slowdown in both economic and home price growth in 2024, as well as a slight increase in the unemployment rate.
Stress in the banking sector led to some bank failures in 2023. Additional stress on the banking system—particularly on
U.S. regional banks and on banks with significant exposure to commercial real estate—due to a recession or other economic developments, could negatively affect U.S. economic conditions, including further tightening of bank credit conditions, dampened consumer and business confidence, and reduced consumer spending, business investment and hiring activity.
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
Volatility or uncertainty in global, regional or domestic political conditions also can significantly affect economic conditions and financial markets. Global, regional or domestic political unrest also could affect growth and financial markets. For example, the conflict in the Middle East and the Russian war in Ukraine may further impact the global economy and financial markets, which could further increase inflationary pressure and interest rates, as well as negatively affect economic growth and result in disruptions and volatility in the financial markets.
We describe above the risks to our business posed by changes in interest rates and changes in spreads. In addition, future changes, disruptions or volatility in financial markets as a result of global, regional or domestic economic or political conditions could significantly change the amount, mix and cost of funds we obtain, as well as our liquidity position.
Actions by the Federal Reserve can materially affect our business and financial condition, including our business volumes and demand for our mortgage-backed securities.
Our business is significantly affected by shifts in fiscal and monetary policies, particularly actions taken by the Federal
Reserve. In 2020 and 2021, the Federal Reserve purchased a significant amount of mortgage-backed securities issued by us, Freddie Mac and Ginnie Mae. The Federal Reserve began to taper these purchases in November 2021 and concluded its asset purchase program in March 2022. In June 2022, the Federal Reserve began the process of reducing its holdings of agency mortgage-backed securities by reinvesting principal payments from agency debt and

Risk Factors | Market and Industry Risk

Fannie Mae 2023 Form 10-K	42
agency mortgage-backed securities into agency mortgage-backed securities only to the extent those payments exceed specified monthly caps. We believe the Federal Reserve’s reduction in its purchases of agency mortgage-backed securities has reduced demand for our mortgage-backed securities. At the time of this filing, the Federal Reserve has not announced any plans to begin selling the mortgage-backed securities in its portfolio. If the Federal Reserve announces such a plan or changes its announced strategy to reduce its mortgage-backed securities holdings, it could further reduce demand for our mortgage-backed securities, which could adversely affect our results of operations, net worth and financial condition.
In addition, the Federal Reserve raised the target range for the federal funds rate eleven times during 2022 and 2023 to address inflation, raising the federal funds rate by more than five percentage points from March 2022 through July 2023.
The Federal Reserve’s actions and economic conditions contributed to the sharp rise in mortgage rates in 2022 and
2023. The increase in mortgage interest rates resulted in a slowdown in housing demand and a substantial reduction in our business volume in 2022 and 2023 compared with the prior two years. Further interest rate increases or higher levels of interest rate volatility could further reduce our business volume, which could adversely affect our results of operations, net worth and financial condition. Further interest rate increases also could affect the demand for and liquidity of our MBS or result in slowdowns in home price growth, home price declines or declines in multifamily property values, which also could adversely affect our results of operations, net worth and financial condition. We describe above additional risks to our business posed by changes in interest rates.
Legal and Regulatory Risk
Regulatory changes in the financial services industry may negatively impact our business.
Changes in the regulation of the financial services industry are affecting and are expected to continue to affect many aspects of our business. Such changes could affect our business directly or indirectly if they affect our lenders and other counterparties.
For example, changes in regulations applicable to U.S. banks could affect the volume and characteristics of mortgage loans available in the market and could also affect demand for our MBS and debt securities, as U.S. banks purchase a large amount of our MBS and debt securities. New or revised liquidity or capital requirements applicable to U.S. banks could materially affect banks’ willingness to deliver loans to us and to service our loans, as well as demand by those banks for our MBS and debt securities. In 2023, U.S. bank regulators proposed new capital rules that would apply to
U.S. banks. The proposed rules would, among other things, revise the capital treatment of mortgage-related exposures and activities, including loan servicing. Depending on their final form, these new rules could negatively affect the amount and credit quality of the loans we acquire, the servicing of our loans, the liquidity of UMBS, dealer appetite to make markets in our securities, and investor demand for our MBS, debt securities and credit risk transfer securities. In addition, developments in connection with the single-counterparty credit limit regulations, including those taken in anticipation of our eventual exit from conservatorship, could also cause our lenders and investors to change their business practices.
The actions of Treasury, the Federal Reserve, the OCC, the FDIC, the SEC, the CFTC, the CFPB, and international central banking authorities directly or indirectly impact financial institutions’ cost of funds for lending, capital-raising and investment activities, which could increase our borrowing costs or make borrowing more difficult for us. Changes in monetary policy are beyond our control and can be difficult to anticipate.
Overall, these legislative and regulatory changes could affect us in substantial and unforeseeable ways and could have a material adverse effect on our business, results of operations, financial condition, liquidity and net worth.
Legislative, regulatory or judicial actions could negatively impact our business, results of operations, financial condition, liquidity or net worth.
Legislative, regulatory or judicial actions at the federal, state or local level could negatively impact our business, results of operations, financial condition, liquidity or net worth. Legislative, regulatory or judicial actions could affect us in a number of ways, including by imposing significant additional costs on us, diverting management attention or other resources from other matters, or increasing our operational risk. We could also be affected by:
•Further actions taken by the U.S. Congress, Treasury, the Federal Reserve, FHFA or other national, state or local government agencies or legislatures in response to emergencies, such as expanding or extending our obligations to help borrowers, renters or counterparties.
•Court decisions concluding that we or our affiliates are governmental actors, which could impose additional burdens and requirements on us.
•Designation as a systemically important financial institution by the Financial Stability Oversight Council (the
“FSOC”). We have not been designated as a systemically important financial institution; however, the FSOC announced in 2020 that it will continue to monitor the secondary mortgage market activities of the government-

Risk Factors | Market and Industry Risk

Fannie Mae 2023 Form 10-K	43
sponsored enterprises to ensure potential risks to financial stability are adequately addressed. Designation as a systemically important financial institution would result in our becoming subject to additional regulation and oversight by the Federal Reserve Board.
•Other agencies of the U.S. government or Congress asking us to take actions to support the housing and mortgage markets or in support of other goals. For example, in December 2011, Congress enacted the TCCA under which we increased our guaranty fee on all single-family mortgages delivered to us by 10 basis points.
The revenue generated by this fee increase is paid to Treasury. In November 2021, the Infrastructure
Investment and Jobs Act was enacted, which extended to October 1, 2032 our obligation under the TCCA to collect 10 basis points in guaranty fees on single-family mortgages delivered to us and pay the associated revenue to Treasury.
Our business and financial results could be materially adversely affected by legal or regulatory proceedings.
We are a party to various claims and other legal proceedings. We are periodically involved in government investigations. We may be required to establish accruals and to make substantial payments in the event of adverse judgments or settlements of any such claims, investigations or proceedings, which could have a material adverse effect on our business, results of operations, financial condition, liquidity and net worth. For example, due to a judgment against us in two cases consolidated for trial in the U.S. District Court for the District of Columbia, which are described in “Note 17, Commitments and Contingencies” and “Legal Proceedings,” we accrued $495 million in 2023 relating to the jury verdict and related award of prejudgment interest. Any legal proceeding or governmental investigation, even if resolved in our favor, could result in negative publicity, reputational harm or cause us to incur significant legal and other expenses. In addition, responding to these matters could divert significant internal resources away from managing our business.
In addition, a number of lawsuits have been filed against the U.S. government relating to the senior preferred stock purchase agreement and the conservatorship. See “Note 17, Commitments and Contingencies” and “Legal
Proceedings” for a description of these lawsuits. These lawsuits, and actions Treasury or FHFA may take in response to these lawsuits, could have a material impact on our business.
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
even a change that has a small impact relative to the size of this allowance can have a meaningful impact on our results for the quarter in which we make the change.

Risk Factors | Legal and Regulatory Risk

Fannie Mae 2023 Form 10-K	44
Many of our accounting methods involve substantial use of models, which are inherently imperfect predictors of actual results because they are based on assumptions, including about future events. For example, we use models to determine expected lifetime losses on loans and certain other financial instruments. Our actual results could differ significantly from those generated by our models. As a result, the estimates that we use to prepare our financial statements, as well as our estimates of our future results of operations, may be inaccurate, perhaps significantly. For more discussion of the risks associated with our use of models, see a risk factor in “Operational and Model Risk” above.
Item 1B.  Unresolved Staff Comments
None.
Item 1C.  Cybersecurity
Cybersecurity Risk Management and Strategy
Overview
Cybersecurity risk management represents a critical component of our overall approach to risk management.
Information security risks for large institutions like us have continued to significantly increase and we and the third parties with which we do business have been, and we expect will continue to be, the target of cyber attacks and other information security threats. These risks are an unavoidable result of conducting our business, and managing these risks is an inherent part of our business activities. We describe the cybersecurity risks we face in “Risk Factors—
Operational and Model Risk.”
Cybersecurity Risk Management Program
We have developed and continue to enhance our cybersecurity risk management program as we seek to protect the security of our computer systems, software, networks and other technology assets against unauthorized attempts to access confidential information and data or to disrupt or degrade business operations. Our cybersecurity risk management program has evolved based on the changing needs of our business, the evolving threat environment and
FHFA regulatory guidance.
We design and assess our cybersecurity risk management program based on the National Institute of Standards and
Technology Framework for Improving Critical Infrastructure Cybersecurity (the “NIST Cybersecurity Framework”). While
we generally consult the NIST Cybersecurity Framework when designing and assessing our cybersecurity risk management program, we have not implemented and do not plan to implement all categories and subcategories included in the framework. We use the framework as a guide to help us identify, assess and manage cybersecurity risks relevant to our business based on our current understanding of the cybersecurity threat environment.
In 2023, we conducted our most recent maturity assessment of our use of the NIST Cybersecurity Framework to manage our cybersecurity risk. These assessments measure the extent to which we have implemented the framework’s categories and subcategories, but do not specifically assess the effectiveness of our cybersecurity program. Based on these assessments, we develop select improvements to our cybersecurity risk management program to help ensure we maintain a program designed to align to industry benchmarks and financial services peers.
Integration into Enterprise Risk Management Framework
Our cybersecurity risk management program is integrated into our overall Enterprise Risk Management framework. Our
Enterprise Response Framework establishes the reporting structure and escalation process for managing all enterprise incidents, including cybersecurity-related incidents. The framework defines the relationship and notification steps among the various crisis management stakeholders, including the Board of Directors, the Management Committee, the CEO,
other members of the executive leadership team, the crisis manager and crisis management coordinators. See
“Cybersecurity Governance—Management Role” for a description of the oversight role of the Enterprise Risk
Management division, Internal Audit and the management-level Technology Risk Committee and Enterprise Risk
Committee relating to cybersecurity risk management.
Cybersecurity Risk Management Strategy
Overview and Goal. Fannie Mae has a multilayered cybersecurity defense strategy. We take a risk-based approach that prioritizes and attempts to plan for the highest impact events first. Our cybersecurity threat operations operate with the goal of identifying, preventing, and mitigating cybersecurity threats and responding to cybersecurity incidents in accordance with incident response and recovery plans.
Tools and Safeguards. As part of our cybersecurity defense strategy, we employ tools and systems safeguards intended to help secure our networks, applications, data and infrastructure, and to manage cybersecurity vulnerabilities. These

Risk Factors | General Risk

Fannie Mae 2023 Form 10-K	45
safeguards include network and perimeter defense, infrastructure security, endpoint protection, data protection, identity management and network segmentation. We work to evaluate and improve on these tools and safeguards through periodic cybersecurity assessments and the integration of cybersecurity threat intelligence.
Backup Data Storage. We have both internal and external third-party backup data storage to help protect our data from cybersecurity incidents. We test our backup restoration process on a regular basis.
Response Plans and Procedures. We maintain cybersecurity incident response procedures that identify the activities and escalation processes to be implemented upon detection of a cybersecurity incident, and we routinely practice these activities and processes. We also have business and technology continuity plans and a crisis management plan, which we test on a regular basis.
Training. We provide mandatory cybersecurity training to employees and contractors on an annual basis. Employees also have access to supplemental online cybersecurity training. We test our employees’ response to simulated phishing scenarios on a regular basis.
Assessments. We examine the effectiveness of our cyber defenses through various means, including internal audits, targeted testing, maturity assessments, incident response exercises and industry benchmarking.
Insurance Coverage. We maintain insurance coverage relating to cybersecurity risks. As described in “Risk Factors—
Operational and Model Risk,” our insurance may not be sufficient to provide adequate loss coverage in all circumstances.
Role of External Consultants, Vendors and Other Third Parties
We regularly use external consultants and vendors to assist in our management of cybersecurity risks:
•We regularly employ third parties to evaluate the security of our networks, including engaging an external vendor to conduct penetration testing against our network.
•We engage an external vendor to review and test our cybersecurity incident response plan on at least an annual basis, including to assist with incident response exercises.
•We engage a third party to assess the design of our cybersecurity controls and control environment, including assisting with our 2023 NIST Cybersecurity Framework maturity assessment.
•We have external vendors on retainer to assist with cybersecurity incident response activities.
External assessments have identified gaps and suggested enhancements that we consider when making changes to our cybersecurity risk management program.
We are also focused on building strong relationships with the appropriate government and law enforcement agencies and with other businesses, industry groups and cybersecurity services to better understand the cybersecurity risks in our environment, enhance our defenses and improve our resiliency against cybersecurity threats.
Third-Party Cybersecurity Risk Oversight
Our cybersecurity risk management program extends to oversight of third parties that pose a cybersecurity risk to us, including lenders that use our systems and third-party service providers. In alignment with the NIST Cybersecurity
Framework and FHFA regulatory guidance, we have established a risk-based framework for managing third-party risk that defines specified triggers for assessing and reporting cyber-related third-party risks and events. Pursuant to this framework, we have implemented both preventive and detective controls to mitigate cybersecurity risks posed by third parties.
We have identified certain third parties that pose a higher cybersecurity risk to us because they have significant access to our systems or data. For these higher-risk third parties, we have implemented additional requirements, including:
•We assess these higher-risk third parties’ cybersecurity controls through a cybersecurity questionnaire and a review of their cybersecurity controls, either through independent audits or by direct review of their cybersecurity policies and practices.
•We use third-party cybersecurity monitoring and alert services to monitor these higher-risk third parties.
•We conduct periodic monitoring reviews of these higher-risk third parties’ cybersecurity policies and practices.
Cybersecurity Governance
Overview
We follow a cross-functional approach to addressing the risk from cybersecurity threats, involving management personnel from our technology, operations, legal, enterprise risk management, internal audit and other key business

Cybersecurity | Cybersecurity Risk Management and Strategy

Fannie Mae 2023 Form 10-K	46
functions in an ongoing dialogue regarding cybersecurity threats and incidents. As described in “Board Oversight”
below, we also regularly report to the Board and the Risk Policy and Capital Committee of the Board on cybersecurity risk matters. We have implemented controls and procedures for the escalation of cybersecurity incidents so that decisions regarding the disclosure and reporting of such incidents can be made in a timely manner.
Board Oversight
Cybersecurity risk management is overseen by the full Board of Directors and by the Risk Policy and Capital Committee
of the Board. While the Board maintains oversight of cybersecurity risk, the Board has delegated oversight authority at the management level for risk-related matters, including cybersecurity risk matters, to the Enterprise Risk Committee, as described under “Management Role” below.
The Board and the Risk Policy and Capital Committee generally engage in discussions throughout the year with management on cybersecurity risk matters. The Chief Information Security Officer and other members of the management team provide reports to the Board and the Risk Policy and Capital Committee on cybersecurity risk matters on a regular basis, including updates on our cybersecurity risk management program, recent developments in cybersecurity and privacy regulation, evolving standards, third-party reviews, general technological trends, information security considerations with respect to the company’s peers and third parties, the external threat environment, and the steps the company is taking to address and mitigate the risks associated with the evolving cybersecurity threat environment. Management also discusses cybersecurity developments with the Chair of the Risk Policy and Capital
Committee and other Board members between Board and committee meetings, as appropriate. The company has procedures to escalate information regarding certain cybersecurity incidents to the Board Chair. At least annually, the
Board reviews and approves the company’s Cybersecurity Risk Policy and Operational Risk Policy.
Management Role
Our Information Security organization, which is headed by our Chief Information Security Officer, has primary responsibility for assessing and managing our cybersecurity risks. Our Chief Information Security Officer is the member of our management team who is principally responsible for overseeing the company’s cybersecurity risk management program.
The Information Security organization works collaboratively across the company to protect the company’s information systems from cybersecurity threats and to respond to cybersecurity threats and incidents. The Information Security organization monitors information systems to detect anomalies, including attempted cyber attacks, as well as user activity for access controls and risks of insider threat. The Information Security organization also monitors and investigates cybersecurity incidents through detection tools, reports from end-users, and other cybersecurity threat and vulnerability intelligence. The Information Security organization also shares and obtains information on cybersecurity threats through participation in the Financial Services Information Sharing and Analysis Center, referred to as FS-ISAC, a member-driven organization that advances cybersecurity and resilience in the global financial system.
As appropriate, multidisciplinary teams are deployed to address cybersecurity threats and to respond to cybersecurity incidents in accordance with the company’s incident response processes. The Information Security organization and
Enterprise Risk Management are informed about and monitor the prevention, detection and mitigation of cybersecurity incidents through risk and control assessments, targeted reviews, scenario analysis, and monitoring of risk metrics. The company’s performance in managing cybersecurity risk is reported to the Technology Risk Committee, the Enterprise
Risk Committee and the Board of Directors.
As noted above, the Board has delegated oversight responsibility at the management level for risk-related matters to the
Enterprise Risk Committee. The Enterprise Risk Committee has delegated primary responsibility for management-level oversight of cybersecurity risk management to the Technology Risk Committee. The Technology Risk Committee
receives reports on cybersecurity risk matters on a regular basis from the company’s Chief Information Security Officer.
The Technology Risk Committee reviews and approves the company’s management-level cybersecurity risk policies and standards. The Technology Risk Committee also reviews and monitors metrics relating to cybersecurity risk. The
Technology Risk Committee escalates matters to the Enterprise Risk Committee as appropriate.
The company’s Enterprise Risk Management division provides risk-based independent oversight of cybersecurity risk management performed by the Information Security organization. The Technology Risk Committee and Enterprise Risk
Committee are each chaired by a member of the Enterprise Risk Management division.
The company’s Internal Audit organization audits the Enterprise Risk Management division’s oversight of cybersecurity risk management and also independently tests the effectiveness of the company’s cybersecurity risk management and governance. Members of the Internal Audit organization participate as non-voting members of both the Technology Risk
Committee and the Enterprise Risk Committee.

Cybersecurity | Cybersecurity Governance

Fannie Mae 2023 Form 10-K	47
Management Expertise
CISO
Our Chief Information Security Officer has nearly 20 years of professional experience in information security, including over 7 years as Fannie Mae’s Chief Information Security Officer and 1 year as Fannie Mae’s Deputy Chief Information
Security Officer. Our Chief Information Security Officer holds a graduate degree in information technology management.
Technology Risk Committee
Members of the Technology Risk Committee include officers with expertise in cybersecurity risk oversight, such as the
Chief Information Security Officer described above, the head of our Technology Risk Oversight department, and the
Chief Technology Officer. As of December 2023, approximately three-quarters of the members of the Technology Risk
Committee had prior work experience in cybersecurity, a relevant degree or certification, or other knowledge, skills or background in cybersecurity.
Enterprise Risk Committee
Members of the Enterprise Risk Committee include senior leaders throughout the company, including our Chief Risk
Officer (who chairs the Committee and is the head of our Enterprise Risk Management division), Chief Executive Officer,
Chief Financial Officer, General Counsel, Head of Multifamily Business, Head of Single-Family Business, and Chief
Information Officer. In addition, our Chief Audit Executive is a non-voting member of the Enterprise Risk Committee. As of December 2023, more than half of the members of the Enterprise Risk Committee had prior work experience in cybersecurity or other knowledge, skills or background in cybersecurity.
Impact of Risks from Cybersecurity Threats
As noted above, we and the third parties with which we do business have been, and we expect will continue to be, the target of cyber attacks and other information security threats. To date, risks from cybersecurity threats, including as a result of previous cybersecurity incidents, have not materially affected our business, including our business strategy, results of operations or financial condition. However, large-scale cyber attacks perpetrated against other companies in recent years suggest that the risk of damaging cyber attacks is increasing. As a result, we continue to invest in our cybersecurity infrastructure, including investment in prevention capabilities and response readiness.
Notwithstanding our efforts to manage cybersecurity risks as described above, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on our business, including our business strategy, results of operations and financial condition. Cybersecurity threats are constantly evolving and we may not be able to anticipate, detect or recognize cybersecurity threats to our systems and assets, or to implement effective preventive measures against all cybersecurity threats, especially because the techniques used in cyber attacks are increasingly sophisticated, change frequently, are complex, and are often not recognized until launched. We routinely identify cybersecurity threats as well as vulnerabilities in our systems and work to address or mitigate those we have identified; however, some cybersecurity vulnerabilities take a substantial amount of time to resolve or mitigate and therefore we continue to have cybersecurity vulnerabilities that we have identified but not resolved or mitigated. As a result, we could experience a cybersecurity incident that materially affects our business in a quarterly or annual fiscal period. See “Risk Factors—Operational and Model Risk” for additional discussion of cybersecurity risks to our business.
Item 2.  Properties
There are no physical properties that are material to us.
Item 3.  Legal Proceedings
This item describes our material legal proceedings. We describe additional material legal proceedings in “Note 17,
Commitments and Contingencies,” which is incorporated herein by reference. In addition to the matters specifically described or incorporated by reference in this item, we are involved in legal and regulatory proceedings that arise in the ordinary course of business that we do not expect will have a material impact on our business or financial condition.
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
those claims. If certain of these matters are determined against us, FHFA or Treasury, it could have a material adverse effect on our results of operations, liquidity and financial condition, including our net worth.

Cybersecurity | Cybersecurity Governance

Fannie Mae 2023 Form 10-K	48
Senior Preferred Stock Purchase Agreements Litigation
Since June 2013, preferred and common stockholders of Fannie Mae and Freddie Mac filed lawsuits in multiple federal courts against one or more of the United States, Treasury and FHFA, challenging actions taken by the defendants relating to the Fannie Mae and Freddie Mac senior preferred stock purchase agreements and the conservatorships of
Fannie Mae and Freddie Mac. Some of these lawsuits also contain claims against Fannie Mae and Freddie Mac. The legal claims being advanced by one or more of these lawsuits include challenges to the net worth sweep dividend provisions of the senior preferred stock that were implemented pursuant to August 2012 amendments to the agreements, the payment of dividends to Treasury under the net worth sweep dividend provisions, and FHFA’s decision to require Fannie Mae and Freddie Mac to draw funds from Treasury to pay dividends to Treasury prior to the August
2012 amendments. The plaintiffs seek various forms of equitable and injunctive relief as well as damages. The cases that remain pending or were terminated after September 30, 2023 are as follows:
District of Columbia (In re Fannie Mae/Freddie Mac Senior Preferred Stock Purchase Agreement Class Action
Litigations and Fairholme Funds v. FHFA). Fannie Mae is a defendant in two cases in the U.S. District Court for the
District of Columbia, including a consolidated class action. The cases were consolidated for trial, and on August 14,
2023, the jury returned a verdict for the plaintiffs and awarded damages of $299.4 million to Fannie Mae preferred stockholders. On October 24, 2023, the court awarded these stockholders prejudgment interest on the damage award, to be determined as simple interest, accruing from August 17, 2012 until the date on which judgment is entered at a fixed rate of 5% over the Federal Reserve discount rate as of August 17, 2012. We have determined the prejudgment interest through December 31, 2023 is $196 million. See “Note 17, Commitments and Contingencies” for additional information.
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
On June 23, 2021, the U.S. Supreme Court held that FHFA did not exceed its statutory powers as conservator when it agreed to the net worth sweep dividend provisions of the third amendment to the senior preferred stock purchase agreements in August 2012. The court also held that the provision of the Housing and Economic Recovery Act of 2008 that restricts the President’s power to remove the FHFA Director without cause violates the Constitution’s separation of powers and, thus, the FHFA Director may be removed by the President for any reason. The court rejected plaintiffs’
request to rescind the third amendment to the senior preferred stock purchase agreements. However, the Supreme
Court remanded the case to the Fifth Circuit for further proceedings on the sole issue of whether the stockholders suffered compensable harm related to the constitutional claim during the limited time-period when a Senate-confirmed
FHFA Director was in office. On March 4, 2022, the Fifth Circuit remanded the case to the district court for further proceedings on the compensable harm issue. On June 3, 2022, the stockholders filed an amended complaint and on
July 18, 2022, FHFA and Treasury moved to dismiss that complaint. On November 21, 2022, the district court dismissed the case. On October 12, 2023, the Fifth Circuit Court of Appeals affirmed the district court’s dismissal. The stockholders time to seek further review has lapsed and the case is now concluded.
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
dismiss the new complaint. On December 16, 2022, the district court dismissed the case and on January 9, 2023, plaintiffs filed a notice of appeal.

Legal Proceedings

Fannie Mae 2023 Form 10-K	49
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
This case is currently stayed.
U.S. Court of Federal Claims (Fisher et al. v. United States of America). On December 2, 2013, common stockholders of Fannie Mae filed a lawsuit against the United States that listed Fannie Mae as a nominal defendant. The plaintiffs alleged that the net worth sweep dividend provisions of the senior preferred stock that were implemented pursuant to the August 2012 amendment constituted a taking of Fannie Mae’s property without just compensation in violation of the
U.S. Constitution. On February 15, 2023, the court issued an order for plaintiffs to show cause why their claims should not be dismissed, as claims similar to theirs brought by other Fannie Mae stockholders in other cases against the United
States had been dismissed by the court. On September 1, 2023, the court dismissed the case with prejudice. On
October 30, 2023, plaintiffs filed a notice of appeal.
Item 4.  Mine Safety Disclosures
None.

Legal Proceedings

Fannie Mae 2023 Form 10-K	50
PART II
Item 5.  Market for Registrant’s Common Equity, Related Stockholder
Matters and Issuer Purchases of Equity Securities
Common Stock
Our common stock is traded in the over-the-counter market and quoted on the OTCQB, operated by OTC Markets
Group Inc., under the ticker symbol “FNMA.” Over-the-counter market quotations for our common stock reflect inter-
dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.
The transfer agent and registrar for our common stock is Computershare Trust Company, N.A., and its address is
P.O. Box 43006, Providence, RI 02940-3006 or, for overnight correspondence, 150 Royall St., Suite 101, Canton, MA
02021.
Holders
As of February 1, 2024, we had approximately 7,500 registered holders of record of our common stock. In addition, as of February 1, 2024, Treasury held a warrant giving it the right to purchase shares of our common stock equal to 79.9%
of the total number of shares of our common stock outstanding on a fully diluted basis on the date of exercise.
Recent Sales of Unregistered Equity Securities
Under the terms of our senior preferred stock purchase agreement with Treasury, we are prohibited from selling or issuing our equity interests, without the prior written consent of Treasury except under limited circumstances described in “Business—Conservatorship and Treasury Agreements—Treasury Agreements—Covenants.”
During the quarter ended December 31, 2023, we did not sell any equity securities.
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
Our Purchases of Equity Securities
We did not repurchase any of our equity securities during the fourth quarter of 2023.
Dividends
As described in “Business—Conservatorship and Treasury Agreements,” our conservator has eliminated dividends on our common and preferred stock (other than dividends on the senior preferred stock issued to Treasury) during the conservatorship. In addition, under the terms of our senior preferred stock purchase agreement with Treasury, we may

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Fannie Mae 2023 Form 10-K	51
not pay dividends or make other distributions on or repurchase our equity securities (other than the senior preferred stock) without the prior written consent of Treasury.
Item 6.  [Reserved]

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Fannie Mae 2023 Form 10-K	52
Item 7.  Management’s Discussion and Analysis of Financial Condition
and Results of Operations
You should read this MD&A together with our consolidated financial statements as of December 31, 2023 and the accompanying notes. This MD&A does not discuss 2021 performance or a comparison of 2021 versus 2022 performance for select areas where we have determined the omitted information is not necessary to understand our current-period financial condition, changes in our financial condition, or our results. The omitted information may be found in our 2022 Form 10-K, filed with the SEC on February 14, 2023, in MD&A sections titled “Consolidated Results of
Operations,” “Single-Family Business,” “Multifamily Business,” and “Liquidity and Capital Management.”
Key Market Economic Indicators

Below we discuss how varying macroeconomic conditions can influence our financial results across different business and economic environments. Our forecasts and expectations are based on many assumptions, subject to many uncertainties and may change, perhaps substantially, from our current forecasts and expectations. See “Forward-
Looking Statements” and “Risk Factors” for a discussion of factors that could cause actual results to differ materially from our current forecasts and expectations. For further discussion on housing activity, see “Single-Family Business—
Single-Family Mortgage Market” and “Multifamily Business—Multifamily Mortgage Market.”
Selected Benchmark Interest Rates

3.74%
2.71%
1.92%
1.55%
2.67%
1.34%
0.91%
0.07%
3.11%
2.07%
1.51%
0.05%
6.42%
5.39%
4.30%
3.88%
6.61%
5.38%
5.25%
3.88%
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
30-year FRM rate¹
10-year Treasury rate²
30-year Fannie Mae MBS par coupon rate²
Secured Overnight Financing Rate (SOFR)³

(1)Refers to the U.S. weekly average fixed-rate mortgage rate according to Freddie Mac’s Primary Mortgage Market Survey®. These rates are reported using the latest available data for a given period.
(2)According to Bloomberg.
(3)Refers to the daily rate per the Federal Reserve Bank of New York.
How Interest Rates Can Affect Our Financial Results
•Net interest income. Changes in interest rates impact the timing of when we recognize certain components of net interest income. Our primary source of net interest income is guaranty fees we receive for assuming the credit risk on our guaranty book of business, which consists of upfront and base guaranty fees. Since we amortize upfront guaranty fees over the contractual life of the loan, when a loan prepays, the remaining upfront fees on the loan are recognized as income in that period. In a rising interest-rate environment, our mortgage

MD&A | Key Market Economic Indicators

Fannie Mae 2023 Form 10-K	53
loans generally prepay more slowly as borrowers are less likely to refinance, which typically results in lower deferred guaranty fee income as those upfront fees are amortized into interest income over a longer period of time. Conversely, in a declining interest-rate environment, our mortgage loans generally prepay faster as borrowers are more likely to refinance, typically resulting in higher deferred guaranty fee income as loan prepayments accelerate the realization of those upfront fees as interest income. However, since most of the loans in our single-family guaranty book of business continue to have mortgage interest rates meaningfully below the current prevailing rate as of December 31, 2023, we may not experience higher deferred guaranty fee income in a declining interest-rate environment unless mortgage interest rates drop to a level that is low enough to incentivize more borrowers to refinance. Interest rates also affect the amount of interest income we earn on our assets. Our corporate liquidity portfolio and certain mortgage-related assets typically earn more interest income in a higher interest-rate environment and less interest income in a lower interest-rate environment. See “Consolidated Results of Operations—Net Interest Income” for a discussion of how interest rate changes impacted our financial results and for information on the interest rates of the loans in our single-
family conventional guaranty book of business compared to the prevailing average 30-year fixed-rate mortgage rate as of year-end 2023.
•Fair value gains (losses). We have exposure to fair value gains and losses resulting from changes in interest rates, primarily through our trading securities, mortgage commitment derivatives and risk management derivatives, which we mark to market through earnings. Fair value gains and losses on our mortgage commitment derivatives fluctuate depending on how interest rates and prices move between the time a commitment is opened and when it settles. The net position and composition across the yield curve of our risk management derivatives changes over time. As a result, interest rate changes (increases or decreases) and yield curve changes (parallel, steepening or flattening shifts) will generate varying amounts of fair value gains or losses in a given period. For more information about our fair value gains (losses), see “Consolidated Results of Operations—Fair Value Gains, Net.”
•Benefit (provision) for credit losses. When mortgage interest rates increase, our expected credit losses on loans increases because (1) we generally expect fewer borrowers will refinance their loans, thereby extending the expected life of the loan, which increases our expectation of loss and (2) borrowers with adjustable-rate loans or multifamily loans with balloon balances due at maturity face increased costs and a reduced ability to refinance. This increase in our expectation of loss contributes to our provision for credit losses. Conversely, when mortgage interest rates decrease, our expectation of loss decreases, which reduces our provision for credit losses. For more information on our benefit (provision) for credit losses, see “Consolidated Results of
Operations—Benefit (Provision) for Credit Losses.”
Single-Family Annual Home Price Growth Rate(1)
(1) Calculated internally using property data on loans purchased by Fannie Mae, Freddie Mac, and other third-party home sales data. Fannie
Mae’s home price index is a weighted repeat transactions index, measuring average price changes in repeat sales on the same properties.
Fannie Mae’s home price index excludes prices on properties sold in foreclosure. Fannie Mae’s home price growth rates represent estimates based on non-seasonally adjusted preliminary data and are subject to change as additional data becomes available.

MD&A | Key Market Economic Indicators

Fannie Mae 2023 Form 10-K	54
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
•As home prices rise, the principal balance of loans associated with newly acquired purchase loans may increase, causing growth in the size of our guaranty book. Additionally, rising home prices can increase the amount of equity borrowers have in their home, which may lead to an increase in origination volumes for cash-
out refinance loans with higher principal balances than the existing loan. Replacing existing loans with newly acquired cash-out refinances can affect the growth and size of our guaranty book.
•Home price growth on a national basis decreased from 7.9% in 2022 to 7.1% in 2023. We expect home price growth of 3.2% on a national basis in 2024. We also expect regional variation in the timing and rate of home price changes.
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
prices. If the growth of demand exceeds the growth of supply, prices will appreciate and impact the risk profile of newly acquired purchase loans, depending on where in the housing cycle the market is. A reduced pace of

MD&A | Key Market Economic Indicators

Fannie Mae 2023 Form 10-K	55
construction is often associated with a broader economic slowdown and may signal expected increases in delinquency and losses on defaulted loans.
•Single-family new home construction, new home sales and existing home sales declined in 2023 due to rising interest rates for most of the year. In 2024, we expect increases in new home sales and existing home sales, given our expectation of lower mortgage rates.
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
•GDP increased in 2023. We expect GDP will continue to grow in 2024, but at a slower pace than in 2023. The unemployment rate remained relatively flat in 2023, and we expect a slight increase in the unemployment rate for 2024. We expect our economic outlook will be influenced by a number of factors that are subject to change, such as the persistence of inflationary pressures, changes in monetary policy and the risk of financial market disruptions.
See “Risk Factors—Credit Risk” and “Risk Factors—Market and Industry Risk” for further discussion of risks to our business and financial results associated with interest rates, home prices, housing activity, and economic conditions.

MD&A | Key Market Economic Indicators

Fannie Mae 2023 Form 10-K	56
Consolidated Results of Operations

This section discusses our consolidated results of operations and should be read together with our consolidated financial statements and the accompanying notes.

Summary of Consolidated Results of Operations
	For the Year Ended December 31,			Variance
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
	(Dollars in millions)
Net interest income	$28,773	$29,423	$29,587	$(650)	$(164)
Fee and other income(1)	275	312	361	(37)	(49)
Net revenues	29,048	29,735	29,948	(687)	(213)
Investment gains (losses), net	(53)	(297)	1,352	244	(1,649)
Fair value gains, net	1,304	1,284	155	20	1,129
Administrative expenses	(3,604)	(3,329)	(3,065)	(275)	(264)
Benefit (provision) for credit losses	1,670	(6,277)	5,130	7,947	(11,407)
TCCA fees(2)	(3,431)	(3,369)	(3,071)	(62)	(298)
Credit enhancement expense(3)	(1,512)	(1,323)	(1,051)	(189)	(272)
Change in expected credit enhancement recoveries(4)	(193)	727	(194)	(920)	921
Other expenses, net(5)	(1,273)	(918)	(1,255)	(355)	337
Income before federal income taxes	21,956	16,233	27,949	5,723	(11,716)
Provision for federal income taxes	(4,548)	(3,310)	(5,773)	(1,238)	2,463
Net income	$17,408	$12,923	$22,176	$4,485	$(9,253)
Total comprehensive income	$17,405	$12,920	$22,098	$4,485	$(9,178)
(1)Single-family fee and other income consists primarily of compensation for engaging in structured transactions and providing other lender services. Multifamily fee and other income consists of fees associated with certain Multifamily business activities such as credit enhancements for tax-exempt multifamily housing revenue bonds.
(2)TCCA fees refers to the expense recognized as a result of the 10 basis point increase in guaranty fees on all single-family mortgages delivered to us on or after April 1, 2012 pursuant to the Temporary Payroll Tax Cut Continuation Act of 2011 and as extended by the
Infrastructure Investment and Jobs Act, which we pay to Treasury.
(3)Consists of costs associated with our freestanding credit enhancements, which primarily include our CAS and CIRT programs, enterprise-
paid mortgage insurance (“EPMI”) and certain lender risk-sharing programs.
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
Net Interest Income
Overview
Our primary source of net interest income is guaranty fees we receive for assuming the credit risk on mortgage loans underlying Fannie Mae MBS held by third parties. We recognize almost all of our guaranty fee revenue in net interest income because, in our consolidated balance sheets, we consolidate the substantial majority of mortgage loans underlying our Fannie Mae MBS. Guaranty fees from these mortgage loans account for the difference between the interest income on mortgage loans in consolidated trusts and the interest expense on the debt of consolidated trusts.
We also earn interest income from our portfolios as described below. In addition, income or expense from hedge accounting is a component of our net interest income.
Net Interest Income from Guaranty Book of Business
For single-family mortgage loans, there are two components of our guaranty fees:
•Base fees. These fees are ongoing fees that factor into a mortgage loan’s interest rate, which are collected each month over the life of the mortgage loan.
•Upfront fees. These fees are one-time payments made by lenders upon loan delivery to us. Upfront fees include risk-based fees, referred to as “loan-level price adjustments,” that vary by the attributes of the loan and the borrower (such as loan size, LTV ratio, borrower credit score, etc.). Upfront fees also include payments we make to and receive from lenders to adjust the monthly contractual guaranty fee rate on a Fannie Mae MBS.

MD&A | Consolidated Results of Operations

Fannie Mae 2023 Form 10-K	57
These fees are initially recorded as cost basis adjustments to the mortgage loan and are then amortized into net interest income over the life of the loan.
For multifamily mortgage loans, base fees are the primary component of our guaranty fee.
In our components of net interest income table, we display net interest income from our guaranty book of business in three categories:
•Base guaranty fee income, which primarily consists of ongoing monthly fees that are contractually due to us for assuming credit risk and that we collect and recognize each month over the life of the mortgage loan, excluding the portion of those fees related to the TCCA described below.
•Base guaranty fee income related to TCCA, which is the portion of the base fees we collect that are not retained by us but paid to Treasury pursuant to the Temporary Payroll Tax Cut Continuation Act of 2011, as
amended.
•Deferred guaranty fee income, which primarily represents income from the upfront fees described above that are amortized into net interest income. Deferred guaranty fee income also includes the amortization of cost basis adjustments on our mortgage loans and debt of consolidated trusts that are not associated with upfront fees. These basis adjustments consist of premiums and discounts that are established when we initially recognize mortgage loans and debt of consolidated trusts in our consolidated balance sheets at fair value. We amortize these basis adjustments over the contractual life of the associated financial instrument. In our prior
Form 10-K and Form 10-Q filings, we referred to “deferred guaranty fee income” as “amortization income.”
Other Sources of Net Interest Income
Net Interest Income from Portfolios
We also recognize net interest income on the difference between interest income earned on the assets in our retained mortgage portfolio and our corporate liquidity portfolio (collectively, our “portfolios”) and the interest expense associated with our funding debt. See “Retained Mortgage Portfolio” and “Liquidity and Capital Management—Liquidity
Management—Corporate Liquidity Portfolio” for more information about our portfolios.
Income (Expense) from Hedge Accounting
To reduce the impact of interest-rate volatility on our financial results, we apply fair value hedge accounting. As a result, during the hedging period, we recognize fair value changes attributable to movements in benchmark interest rates for mortgage loans, funding debt, and the related interest-rate swaps in the hedging relationships, as a component of net interest income. We also recognize the amortization of hedge-related basis adjustments and any related interest accrual on the swaps as a component of net interest income. See the “Income (expense) from hedge accounting” line item in the table below for information on the impact of hedge accounting on our net interest income.
Components of Net Interest Income
The table below displays the components of our net interest income from our guaranty book of business, from our portfolios, as well as from hedge accounting.

Components of Net Interest Income
	For the Year Ended December 31,			Variance
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
	(Dollars in millions)
Net interest income from guaranty book of business:
Base guaranty fee income(1)	$16,155	$16,072	$14,159	$83	$1,913
Base guaranty fee income related to TCCA(2)	3,431	3,369	3,071	62	298
Net deferred guaranty fee income(3)	4,003	7,099	11,243	(3,096)	(4,144)
Total net interest income from guaranty book of business	23,589	26,540	28,473	(2,951)	(1,933)
Net interest income from portfolios(4)	6,173	2,954	941	3,219	2,013
Income (expense) from hedge accounting(5)	(989)	(71)	173	(918)	(244)
Total net interest income	$28,773	$29,423	$29,587	$(650)	$(164)
(1)Excludes revenues generated by the 10 basis point guaranty fee increase we implemented pursuant to the TCCA, the incremental revenue from which is paid to Treasury and not retained by us.

MD&A | Consolidated Results of Operations

Fannie Mae 2023 Form 10-K	58
(2)Represents revenues generated by the 10 basis point guaranty fee increase we implemented pursuant to the TCCA, the incremental revenue from which is paid to Treasury and not retained by us.
(3)Excludes the amortization of cost basis adjustments resulting from hedge accounting, which is included in income (expense) from hedge accounting.
(4)Includes interest income from assets held in our retained mortgage portfolio and our corporate liquidity portfolio, as well as other assets used to support lender liquidity. Also includes interest expense on our funding debt, including outstanding Connecticut Avenue Securities debt.
(5)For more information about our hedge accounting program, see “Note 1, Summary of Significant Accounting Policies” and “Note 9,
Derivative Instruments.”
Net interest income decreased slightly in 2023 compared with 2022, primarily as a result of lower deferred guaranty fee income and higher expense from hedge accounting largely offset by higher income from portfolios.
•Lower deferred guaranty fee income. Throughout most of 2023, we were in a higher interest-rate environment and observed significantly lower volumes of refinancing activity compared with 2022. As a result, we had lower deferred guaranty fee income in 2023 compared with 2022. For a description of how fewer mortgage loan prepayments results typically in lower deferred guaranty fee income, refer to “Key Market Economic Indicators
—How Interest Rates Can Affect Our Financial Results—Net Interest Income.”
•Higher income from portfolios. Higher income from portfolios in 2023 compared with 2022 was primarily driven by generally higher interest rates in 2023 than in 2022 on securities in our corporate liquidity portfolio, primarily
U.S. Treasuries and securities purchased under agreements to resell. This was partially offset by higher interest expense on funding debt, also as a result of higher interest rates. See “Liquidity and Capital
Management—Liquidity Management—Corporate Liquidity Portfolio” for more information about our corporate liquidity portfolio.
•Higher expenses from hedge accounting. Hedge accounting expenses increased in 2023 compared to 2022 due to higher amortization of fair value hedge-related basis adjustments. This was coupled with an increase in interest expenses on derivatives in hedging relationships as a result of rising interest rates in the first three quarters of 2023.
Net interest income remained relatively flat in 2022 compared with 2021. The primary offsetting drivers of net interest income were lower deferred guaranty fee income offset by higher income from portfolios and higher base guaranty fee income.
•Lower deferred guaranty fee income. Lower deferred guaranty fee income was driven by a higher interest rate environment in 2022, which slowed refinancing activity driving lower prepayment volumes compared with 2021.
•Higher income from portfolios. Higher income from portfolios in 2022 compared with 2021 was primarily driven by higher yields on assets in our corporate liquidity portfolio as a result of increases in interest rates, as well as a decrease in interest expense on our long-term funding debt due to a decrease in the average outstanding balance compared with 2021.
•Higher base guaranty fee income. An increase in the size of our guaranty book of business combined with higher average charged guaranty fees were the primary drivers of the increase in base guaranty fee income in
2022 compared with 2021.
Analysis of Unamortized Deferred Guaranty Fees
The chart below presents guaranty fees that will be amortized into “deferred guaranty fee income” in future periods, which we refer to as “unamortized deferred guaranty fees.” Deferred guaranty fees primarily result from the upfront fees that we receive at the time of mortgage loan acquisition related to single-family loan-level price adjustments or other fees we receive from lenders, which are recorded as cost basis adjustments to the mortgage loan. Deferred guaranty fees also include cost basis adjustments on our mortgage loans and debt of consolidated trusts that are not associated with upfront fees. We amortize these cost basis adjustments as deferred guaranty fee income over the remaining contractual life of the mortgage loans or debt. As discussed in “Key Market Economic Indicators,” the timing of when we recognize deferred guaranty fee income depends on the life of the mortgage loan, which, for single-family in particular, is sensitive to changes in mortgage interest rates as those changes impact the borrowers’ incentive to refinance. In our prior Form 10-K and Form 10-Q filings, we referred to “unamortized deferred guaranty fees” as “deferred amortization income.”

MD&A | Consolidated Results of Operations

Fannie Mae 2023 Form 10-K	59
As shown in the chart below, nearly all of our single-family conventional guaranty book of business as of December 31,
2023 had an interest rate lower than the average 30-year fixed-rate mortgage rate. Per Freddie Mac’s Primary Mortgage
Market Survey®, as of December 28, 2023, the U.S. weekly average interest rate for a single-family 30-year fixed-rate mortgage was 6.61%. Accordingly, even if interest rates decline meaningfully, most of the borrowers whose mortgage loans are in our single-family conventional guaranty book of business still would not be incentivized to refinance.

Interest Rates of Single-Family Conventional Guaranty Book of Business Compared with Average 30-Year Fixed- Rate Mortgage Rate	Unamortized Deferred Guaranty Fees(1)
As of December 31, 2023	(Dollars in billions)

$26.3
$22.4
$19.1
12/31/2021
12/31/2022
12/31/2023

—	Represents the average 30-year fixed-rate mortgage rate as of December 28, 2023, according to Freddie Mac’s Primary Mortgage Market Survey®, the last published rate for the year ending December 31, 2023.	(1)
Represents the net unamortized cost basis adjustments
(consisting of premiums and discounts on mortgage loans
and debt of consolidated trusts) that will be recognized
through deferred guaranty fee income over the remaining
contractual life of the mortgage loans or debt. Although we
are in a net premium position for both mortgage loans and
debt of consolidated trusts, we have a greater amount of
premiums with respect to debt of consolidated trusts.
Primarily as a result of the upfront fees we charge, the net amortization of these cost basis adjustments will result in
income. Includes cost basis adjustments on both single-
family and multifamily mortgage loans and debt of
consolidated trusts.

—	Represents the percentage of single-family conventional guaranty book of business by select interest rate band based on the current interest rate of the mortgage loans.
The amount of deferred income we record can vary and is primarily impacted by: (1) the amount of upfront fees we charge on single-family mortgage loans, and (2) changes in interest rates, which affect the premiums and discounts we record on newly acquired mortgage loans and newly created debt of consolidated trusts. The balance of our unamortized deferred guaranty fees decreased as of 2023, compared with 2022, primarily as a result of the amortization of existing premiums on debt of consolidated trusts. In addition, increasing interest rates throughout most of 2023 resulted in newly added debt that is in a net discount position, which further contributed to the decrease.

MD&A | Consolidated Results of Operations

Fannie Mae 2023 Form 10-K	60
Analysis of Net Interest Income
The table below displays an analysis of our net interest income, average balances and related yields earned on assets and incurred on liabilities. For most components of the average balances, we use a daily weighted average of unpaid principal balance net of unamortized cost basis adjustments. When daily average balance information is not available, such as for mortgage loans, we use monthly averages.

Analysis of Net Interest Income and Yield(1)
	For the Year Ended December 31,
	2023			2022			2021
	Average Balance	Interest Income/ (Expense)	Average Rates Earned/ Paid	Average Balance	Interest Income/ (Expense)	Average Rates Earned/ Paid	Average Balance	Interest Income/ (Expense)	Average Rates Earned/ Paid
	(Dollars in millions)
Interest-earning assets:
Mortgage loans of Fannie Mae	$52,074	$2,438	4.68%	$60,587	$2,835	4.68%	$89,603	$2,953	3.30%
Mortgage loans of consolidated trusts	4,082,569	130,796	3.20	4,019,332	114,978	2.86	3,746,113	95,977	2.56
Total mortgage loans(2)	4,134,643	133,234	3.22	4,079,919	117,813	2.89	3,835,716	98,930	2.58
Investments in securities(3)	112,446	4,158	3.70	128,245	1,828	1.41	168,702	582	0.34
Securities purchased under agreements to resell	40,992	2,120	5.17	25,374	524	2.04	46,165	21	0.04
Advances to lenders	3,137	202	6.44	5,170	132	2.52	9,086	142	1.54
Total interest-earning assets	$4,291,218	$139,714	3.25%	$4,238,708	$120,297	2.84%	$4,059,669	$99,675	2.46%
Interest-bearing liabilities:
Short-term funding debt	$13,440	$(672)	5.00	$4,429	$(76)	1.69	$5,748	$(4)	0.07
Long-term funding debt	113,958	(3,624)	3.18	139,098	(2,481)	1.78	231,344	(2,707)	1.17
CAS debt	4,021	(415)	10.32	8,658	(511)	5.90	13,896	(581)	4.18
Total debt of Fannie Mae	131,419	(4,711)	3.58	152,185	(3,068)	2.02	250,988	(3,292)	1.31
Debt securities of consolidated trusts held by third parties	4,083,997	(106,230)	2.60	4,030,467	(87,806)	2.18	3,778,755	(66,796)	1.77
Total interest-bearing liabilities	$4,215,416	$(110,941)	2.63%	$4,182,652	$(90,874)	2.17%	$4,029,743	$(70,088)	1.74%
Net interest income/net interest yield		$28,773	0.67%		$29,423	0.69%		$29,587	0.73%
(1)Includes the effects of discounts, premiums and other cost basis adjustments, including basis adjustments related to hedge accounting.
(2)Average balance includes mortgage loans on nonaccrual status. Interest income includes loan fees of $2.8 billion, $5.1 billion and $10.1 billion for the years ended 2023, 2022 and 2021, respectively. Loan fees primarily consist of yield maintenance revenue we recognized on the prepayment of multifamily mortgage loans and the amortization of upfront cash fees exchanged when we acquire the mortgage loan.
(3)Consists of cash, cash equivalents, U.S. Treasury securities and mortgage-related securities.

MD&A | Consolidated Results of Operations

Fannie Mae 2023 Form 10-K	61
The table below displays the change in our net interest income between periods and the extent to which that variance is attributable to: (1) changes in the volume of our interest-earning assets and interest-bearing liabilities or (2) changes in the interest rates of these assets and liabilities.

Rate/Volume Analysis of Changes in Net Interest Income
	2023 vs. 2022			2022 vs. 2021
	Total Variance	Variance Due to:(1)		Total Variance	Variance Due to:(1)
		Volume	Rate		Volume	Rate
	(Dollars in millions)
Interest income:
Mortgage loans of Fannie Mae	$(397)	$(398)	$1	$(118)	$(1,131)	$1,013
Mortgage loans of consolidated trusts	15,818	1,834	13,984	19,001	7,314	11,687
Total mortgage loans	15,421	1,436	13,985	18,883	6,183	12,700
Investments in securities(2)	2,330	(251)	2,581	1,246	(170)	1,416
Securities purchased under agreements to resell	1,596	463	1,133	503	(14)	517
Advances to lenders	70	(68)	138	(10)	(77)	67
Total interest income	19,417	1,580	17,837	20,622	5,922	14,700
Interest expense:
Short-term funding debt	(596)	(307)	(289)	(72)	1	(73)
Long-term funding debt	(1,143)	514	(1,657)	226	1,324	(1,098)
CAS debt	96	359	(263)	70	262	(192)
Total debt of Fannie Mae	(1,643)	566	(2,209)	224	1,587	(1,363)
Debt securities of consolidated trusts held by third parties	(18,424)	(1,181)	(17,243)	(21,010)	(4,680)	(16,330)
Total interest expense	(20,067)	(615)	(19,452)	(20,786)	(3,093)	(17,693)
Net interest income	$(650)	$965	$(1,615)	$(164)	$2,829	$(2,993)
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
Fair value gains, net in 2023 were primarily driven by gains on trading securities, for the reasons described below. Also see below for the other drivers of our net fair value gains in 2023.

MD&A | Consolidated Results of Operations

Fannie Mae 2023 Form 10-K	62
The table below displays the components of our fair value gains and losses.

Fair Value Gains, Net
	For the Year Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Risk management derivatives fair value gains attributable to:
Net contractual interest income (expense) on interest-rate swaps(1)	$(1,444)	$(492)	$227
Net change in fair value during the period	1,311	(1,891)	(1,284)
Impact of hedge accounting(2)	481	2,763	1,242
Risk management derivatives fair value gains, net	348	380	185
Mortgage commitment derivatives fair value gains, net	120	2,708	551
Credit enhancement derivatives fair value gains (losses), net	46	(97)	(178)
Total derivatives fair value gains, net	514	2,991	558
Trading securities gains (losses), net	1,006	(3,504)	(1,060)
Long-term debt fair value gains (losses), net	(308)	2,265	631
Other, net(3)	92	(468)	26
Fair value gains, net	$1,304	$1,284	$155
(1)Net contractual interest income (expense) on interest-rate swaps is primarily impacted by changes in interest rates and changes in the composition of our interest-rate swaps portfolio.
(2)The “Impact of hedge accounting” reflected in this table shows the net gain or loss from swaps in hedging relationships plus any accrued interest during the applicable periods that are recognized in “Net interest income.” For more information about our hedge accounting program, see “Note 1, Summary of Significant Accounting Policies” and “Note 9, Derivative Instruments.”
(3)Consists primarily of fair value gains and losses on mortgage loans held at fair value.
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
We recognized net fair value gains on risk management derivatives in 2023 primarily as a result of increasing interest rates in the first three quarters of 2023, partially offset by increased contractual interest expense on our interest-rate swaps.

MD&A | Consolidated Results of Operations

Fannie Mae 2023 Form 10-K	63
We recognized net fair value gains on risk management derivatives in 2022 primarily as a result of increases in the fair value of our pay-fixed interest-rate swaps, partially offset by decreases in the fair value of receive-fixed interest rate swaps driven by increasing interest rates.
For additional information on our use of derivatives to manage interest-rate risk, see “Risk Management—Market Risk
Management, including Interest-Rate Risk Management—Interest-Rate Risk Management.”
Mortgage Commitment Derivatives Fair Value Gains, Net
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
We recognized fair value gains on our mortgage commitments in 2023 primarily due to rising interest rates in the first three quarters of 2023. These gains were partially offset by fair value losses in the fourth quarter of 2023 due to decreasing interest rates and tightening of the secondary spread, which is the spread between the 30-year MBS current coupon yield and 10-year U.S. Treasury rate.
We recognized fair value gains on our mortgage commitments in 2022 primarily due to gains on commitments to sell mortgage-related securities as prices decreased during the commitment period due to rising interest rates and widening of the secondary spread.
Trading Securities Gains (Losses), Net
We measure trading securities at fair value in our consolidated balance sheets with subsequent changes in fair value recorded as “Fair value gains, net” in our consolidated statements of operations and comprehensive income. The changes in the fair value of our trading securities are included in “Trading securities gains (losses), net” in the table above.
Gains on trading securities in 2023 were primarily driven by the decrease in U.S. Treasury yields in the fourth quarter of
2023, which resulted in a net gain on our fixed-rate securities held in our corporate liquidity portfolio.
Losses on trading securities in 2022 were primarily driven by increases in U.S. Treasury yields, which resulted in losses on fixed-rate securities held in our corporate liquidity portfolio.
Long-Term Debt Fair Value Gains (Losses), Net
We generally elect the fair value option for our long-term debt when the accounting guidance would otherwise require us to separate a derivative from the debt contract and record that derivative at fair value. The changes in the fair value of our long-term debt held at fair value are included in “Long-term debt fair value gains (losses), net” in the table above.
Losses on long-term debt held at fair value in 2023 were due to an increase in the fair value of long-term debt of consolidated trusts held at fair value, driven by decreasing interest rates and tightening of the secondary spread during the fourth quarter of 2023.
We recognized fair value gains in 2022 due to decreases in the fair value of long-term debt of consolidated trusts held at fair value driven by rising interest rates and widening of the secondary spread.
Benefit (Provision) for Credit Losses
Our benefit or provision for credit losses can vary substantially from period to period based on a number of factors, such as changes in actual and forecasted home prices or multifamily property valuations, fluctuations in actual and forecasted interest rates, the credit risk profile of our new acquisitions, borrower payment behavior, events such as natural disasters or pandemics, the types, volume and effectiveness of our loss mitigation activities, including forbearances and loan modifications, the volume of foreclosures completed and the volume and pricing of loans redesignated from held for investment (“HFI”) to HFS. The benefit or provision for credit losses includes our benefit or provision for loan losses, accrued interest receivable losses, our guaranty loss reserves and credit losses on our AFS debt securities.

MD&A | Consolidated Results of Operations

Fannie Mae 2023 Form 10-K	64
Our benefit or provision for credit losses and our related loss reserves can also be impacted by updates to the models, assumptions and data used in determining our allowance for loan losses. Although we believe the estimates underlying our allowance as of December 31, 2023 are reasonable, they are subject to uncertainty. Changes in future economic conditions and loan performance from our current expectations may result in volatility in our allowance for loan losses and, as a result, our benefit or provision for credit losses. See “Critical Accounting Estimates” for additional information about how our estimate of credit losses is subject to uncertainty. See “Risk Factors—Credit Risk” for a discussion of factors that could result in significant provisions for credit losses on the loans in our book of business.
The table below provides a quantitative analysis of the drivers of our single-family and multifamily benefit or provision for credit losses and the change in expected credit enhancement recoveries. Many of the drivers that contribute to our benefit or provision for credit losses overlap or are interdependent. The components shown below are based on internal allocation estimates.

Components of Benefit (Provision) for Credit Losses and Change in Expected Credit Enhancement Recoveries
	For the Year Ended December 31,
	2023	2022	2021
(Dollars in millions)
Single-family benefit (provision) for credit losses:
Changes in loan activity(1)(2)	$(1,348)	$(1,347)	$201
Redesignation of loans from HFI to HFS	(616)	(306)	1,233
Actual and forecasted home prices	4,350	(2,867)	3,026
Actual and projected interest rates	66	(1,072)	(639)
Release of economic concessions(3)	77	793	—
Changes in assumptions regarding COVID-19 forbearance and loan delinquencies(2)	—	—	713
Other(4)	(364)	(230)	64
Single-family benefit (provision) for credit losses	2,165	(5,029)	4,598
Multifamily benefit (provision) for credit losses:
Changes in loan activity(1)(2)	(310)	(150)	(202)
Actual and projected interest rates	12	(279)	9
Actual and projected economic data(5)	(258)	105	571
Estimated impact of the COVID-19 pandemic(2)	—	—	119
Other(4)	61	(924)	33
Multifamily benefit (provision) for credit losses	(495)	(1,248)	530
Total benefit (provision) for credit losses(6)	$1,670	$(6,277)	$5,128

Change in expected credit enhancement recoveries:(7)
Single-family	$(310)	$470	$(86)
Multifamily	117	257	(108)
Change in expected credit enhancement recoveries	$(193)	$727	$(194)
(1)Primarily consists of loan acquisitions, liquidations, changes in loan delinquencies and write-offs of amounts determined to be uncollectible.
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
(4)Includes provision for allowance on accrued interest receivable and impacts of model enhancements. For single-family, also includes any benefit or provision for our guaranty loss reserves that are not separately included in the other components.
(5)Primarily consists of changes attributed to projected property net operating income, actual and projected property values, and labor market forecasts.
(6)For purposes of this attribution table, credit losses on AFS securities are excluded.

MD&A | Consolidated Results of Operations

Fannie Mae 2023 Form 10-K	65
(7)Beginning December 31, 2023, changes in benefits we expect to receive on inactive loans are included in “Change in expected credit enhancement recoveries.” Prior periods have been updated in this report to conform to the current period presentation.
Single-Family Benefit (Provision) for Credit Losses
Our single-family benefit for credit losses in 2023 was primarily driven by a benefit from actual and forecasted home price growth, partially offset by a provision from changes in loan activity and a provision relating to the redesignation of loans from HFI to HFS, as described below:
•Benefit from actual and forecasted home price growth. During 2023, we observed stronger than expected actual and forecasted home price appreciation. Higher home prices decrease the likelihood that loans will default and reduce the amount of losses on loans that do default, which impacts our estimate of losses and ultimately reduces our loss reserves and provision for credit losses. See “Key Market Economic Indicators” for additional information about how home prices affect our credit loss estimates, including a discussion of home price growth and our home price forecast. Also see “Critical Accounting Estimates” for more information about our home price forecast.
•Provision from changes in loan activity, which includes provision on newly acquired loans. This was primarily driven by the credit risk profile of our 2023 single-family acquisitions, which had a higher proportion of purchase loans compared with our 2022 single-family acquisitions. Purchase loans generally have higher origination LTV ratios than refinance loans. This factor drove a higher estimated risk of default and loss severity in the allowance and therefore a higher credit loss provision for those loans at the time of acquisition.
•Provision from redesignation of loans from HFI to HFS. In 2023 we redesignated certain nonperforming and reperforming single-family loans from HFI to HFS, as we no longer intended to hold them for the foreseeable future or to maturity. Upon redesignation, these loans had an amortized cost of $3.3 billion with a related allowance of $42 million. Since interest rates on the loans were below current market interest rates, their carrying value exceeded their fair value at the time of redesignation, which resulted in a write-off against the allowance of $658 million, with a net impact of $616 million in additional provision for credit losses.
The primary factors that contributed to our single-family provision for credit losses in 2022 were:
•Net provision from actual and forecasted home prices. Provision from home price changes was primarily driven by our home price forecast, which estimated home price declines in 2023 and 2024. Lower forecasted home prices increase the likelihood that loans will default and increase the amount of credit loss on loans that do default, which increases our estimate of loss reserves and provision for credit losses.
•Provision from changes in loan activity, which includes provision on newly acquired loans. The portion of our single-family acquisitions consisting of purchase loans increased in 2022 compared with 2021. In addition, in
2022, our credit loss provision also increased as our more negative home price forecast increased our estimate of losses on newly acquired loans.
•Provision from higher actual and projected interest rates. As mortgage rates increased, we expected a decrease in future prepayments on single-family loans, including modified loans accounted for as TDRs. Lower expected prepayments extended the expected lives of these loans resulting in an increase in expected losses.
For TDR loans, longer expected lives also increased the expected impairment relating to economic concessions provided on them, resulting in a provision for credit losses.
Multifamily Benefit (Provision) for Credit Losses
The primary factors that contributed to our multifamily provision for credit losses in 2023 were:
•Provision from changes in loan activity. This was primarily driven by new acquisitions resulting in book growth, as well as increased delinquencies and declining DSCRs on the multifamily guaranty book, particularly in instances where the DSCR declined to at or below a 1.0x coverage ratio.
•Provision from actual and projected economic data. Multifamily property values decreased throughout 2023, which resulted in higher estimated LTV ratios on the loans in our multifamily guaranty book of business, resulting in a provision for credit losses.
Our seniors housing loans were not a driver of our multifamily provision for credit losses in 2023, as our estimate of losses related to these loans has decreased slightly since year-end 2022 as a result of loss mitigation activities performed on this portfolio in 2023 and some recovery in property financials. However, our allowance for seniors housing loans remained elevated as of December 31, 2023. These properties continue to be stressed from the effects of the COVID-19 pandemic and ongoing economic trends and have not recovered to pre-pandemic levels.

MD&A | Consolidated Results of Operations

Fannie Mae 2023 Form 10-K	66
See “Multifamily Business—Multifamily Mortgage Credit Risk Management—Multifamily Portfolio Monitoring” for a
discussion of risks within specific property types that we are monitoring, including a discussion of seniors housing loans.
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
However, our seniors housing portfolio was disproportionately impacted by market conditions, which resulted in higher expected losses on this portfolio.
Seniors housing was negatively impacted by elevated vacancy rates and higher operating costs, which were exacerbated by inflation pressures. This reduced the net operating income on many seniors housing properties, which in turn led to lower estimated property values. These factors, combined with increased costs associated with adjustable-rate mortgages due to a sharp rise in short-term interest rates during the latter half of 2022, put additional stress on our seniors housing portfolio and increased our estimate of credit losses on these loans. As of December 31, 2022, our seniors housing portfolio had an unpaid principal balance of $16.6 billion, of which
39% were adjustable-rate mortgages.
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
Change in Expected Credit Enhancement Recoveries
Change in expected credit enhancement recoveries consists of the change in benefits recognized from our freestanding credit enhancements, including any realized amounts. Change in expected credit enhancement recoveries switched from income in 2022 to expense in 2023 driven by the shift from a provision for credit losses in 2022 to a benefit for credit losses in 2023 as our allowance for loan losses decreased, which drove a decrease in our expected recoveries.
Other Expenses, Net
Other expenses, net consists of debt extinguishment gains and losses, expenses associated with legal claims, foreclosed property income (expense), gains and losses from partnership investments, housing trust fund expenses, loan subservicing costs, and servicer fees paid in connection with certain loss mitigation activities. The increase in other expenses, net in 2023 was primarily due to $495 million of expense attributable to a jury verdict and an award of prejudgment interest for Fannie Mae preferred shareholders in two cases consolidated for trial in the U.S. District Court for the District of Columbia. See “Note 17, Commitments and Contingencies—Senior Preferred Stock Purchase
Agreements Litigation” for additional information on our senior preferred stock agreements litigation.

MD&A | Consolidated Results of Operations

Fannie Mae 2023 Form 10-K	67
Consolidated Balance Sheet Analysis

This section discusses our consolidated balance sheets and should be read together with our consolidated financial statements and the accompanying notes.

Summary of Consolidated Balance Sheets
	As of December 31,
	2023	2022	Variance
	(Dollars in millions)
Assets
Cash and cash equivalents and securities purchased under agreements to resell	$66,517	$72,552	$(6,035)
Restricted cash and cash equivalents	32,889	29,854	3,035
Investments in securities, at fair value	53,116	50,825	2,291
Mortgage loans:
Of Fannie Mae	50,325	54,085	(3,760)
Of consolidated trusts	4,094,036	4,071,698	22,338
Allowance for loan losses	(8,730)	(11,347)	2,617
Mortgage loans, net of allowance for loan losses	4,135,631	4,114,436	21,195
Deferred tax assets, net	11,681	12,911	(1,230)
Other assets	25,603	24,710	893
Total assets	$4,325,437	$4,305,288	$20,149
Liabilities and equity
Debt:
Of Fannie Mae	$124,065	$134,168	$(10,103)
Of consolidated trusts	4,098,653	4,087,720	10,933
Other liabilities	25,037	23,123	1,914
Total liabilities	4,247,755	4,245,011	2,744
Fannie Mae stockholders’ equity:
Senior preferred stock	120,836	120,836	—
Other net deficit	(43,154)	(60,559)	17,405
Total equity	77,682	60,277	17,405
Total liabilities and equity	$4,325,437	$4,305,288	$20,149
Cash and Cash Equivalents and Securities Purchased under Agreements to Resell
Cash and cash equivalents and securities purchased under agreements to resell decreased from December 31, 2022 to
December 31, 2023, primarily driven by redemption of corporate debt outpacing issuances, partially offset by proceeds from the sale of securities and loans, and the continued accumulation of earnings retained from our operations. For further discussion, see “Liquidity and Capital Management—Liquidity Management.”
Mortgage Loans, Net of Allowance
The mortgage loans reported in our consolidated balance sheets are classified as either HFS or HFI and include loans owned by Fannie Mae and loans held in consolidated trusts.
Mortgage loans, net of allowance for loan losses increased from December 31, 2022 to December 31, 2023, driven primarily by loan acquisitions outpacing liquidations and sales during 2023, as well as a decline in our allowance for loan losses.
Debt
Debt of consolidated trusts represents the amount of Fannie Mae MBS issued from consolidated trusts and held by third-party certificateholders. Debt of Fannie Mae also includes CAS debt, which we issued in connection with our transfer of mortgage credit risk.
The decrease in debt of Fannie Mae from December 31, 2022 to December 31, 2023 was primarily due to the maturity of long-term debt, which outpaced new issuances as our funding needs remained low. The increase in debt of consolidated trusts from December 31, 2022 to December 31, 2023 was primarily driven by sales of Fannie Mae MBS, which are accounted for as issuances of debt of consolidated trusts in our consolidated balance sheets, since the MBS

MD&A | Consolidated Balance Sheet Analysis

Fannie Mae 2023 Form 10-K	68
certificate ownership is transferred from us to a third party. See “Liquidity and Capital Management—Liquidity
Management—Debt Funding” for a summary of activity in debt of Fannie Mae and a comparison of the mix between our outstanding short-term and long-term debt. Also see “Note 8, Short-Term and Long-Term Debt” for additional information on our total outstanding debt.
Stockholders’ Equity
Our stockholders’ equity (also referred to as our net worth) increased to $77.7 billion as of December 31, 2023, compared with $60.3 billion as of December 31, 2022, due to the $17.4 billion in comprehensive income recognized during 2023.
The aggregate liquidation preference of the senior preferred stock increased to $195.2 billion as of December 31, 2023 from $180.3 billion as of December 31, 2022. The aggregate liquidation preference of the senior preferred stock will further increase to $199.2 billion as of March 31, 2024, due to the $4.0 billion increase in our net worth in the fourth quarter of 2023. For more information about how this liquidation preference is determined, see “Business—
Conservatorship and Treasury Agreements—Treasury Agreements—Senior Preferred Stock Purchase Agreement and
Senior Preferred Stock.”
Retained Mortgage Portfolio

We use our retained mortgage portfolio primarily to provide liquidity to the mortgage market through portfolio securitization transactions and to support our loss mitigation activities.
Our retained mortgage portfolio consists of mortgage loans and mortgage-related securities that we own, including
Fannie Mae MBS and non-Fannie Mae mortgage-related securities. Assets held by consolidated MBS trusts that back mortgage-related securities owned by third parties are not included in our retained mortgage portfolio.
We separate the instruments within our retained mortgage portfolio into three categories based on each instrument’s use:
•Lender liquidity, which includes balances related to our portfolio securitization activity, supports our efforts to provide liquidity to the single-family and multifamily mortgage markets.
•Loss mitigation supports our loss mitigation efforts through the purchase of delinquent loans from our MBS trusts.
•Other represents assets that were previously purchased for investment purposes.

MD&A | Consolidated Balance Sheet Analysis

Fannie Mae 2023 Form 10-K	69
The table below displays the components of our retained mortgage portfolio. Based on the nature of the asset, these balances are included in either “Investments in securities, at fair value” or “Mortgage loans, net of allowance for loan losses” in our “Summary of Consolidated Balance Sheets” table above.
The increase in our retained mortgage portfolio as of December 31, 2023 compared with December 31, 2022 was primarily due to an increase in our lender liquidity portfolio driven by higher holdings in agency securities. This was partially offset by the continued decline in loans and securities in the other category primarily due to liquidations and paydowns.

Retained Mortgage Portfolio
	As of December 31,
	2023	2022
	(Dollars in millions)
Lender liquidity:
Agency securities(1)	$27,823	$16,410
Mortgage loans	7,101	7,329
Total lender liquidity	34,924	23,739
Loss mitigation mortgage loans(2)	38,634	38,458
Other:
Reverse mortgage loans and securities(3)	5,953	11,376
Other mortgage loans and securities(4)	3,683	4,169
Total other	9,636	15,545
Total retained mortgage portfolio	$83,194	$77,742

Retained mortgage portfolio by segment:
Single-family mortgage loans and mortgage-related securities	$77,357	$73,769
Multifamily mortgage loans and mortgage-related securities	$5,837	$3,973
(1)Consists of Fannie Mae, Freddie Mac and Ginnie Mae mortgage-related securities, including Freddie Mac securities guaranteed by Fannie
Mae. Excludes Fannie Mae and Ginnie Mae reverse mortgage securities and Fannie Mae-wrapped private-label securities.
(2)Includes single-family loans on nonaccrual status of $8.1 billion and $7.1 billion as of December 31, 2023 and 2022, respectively. Also includes multifamily loans on nonaccrual status of $2.0 billion and $243 million as of December 31, 2023 and 2022, respectively.
(3)Includes Fannie Mae and Ginnie Mae reverse mortgage securities. We stopped acquiring newly originated reverse mortgage loans in
2010.
(4)Other mortgage loans primarily include multifamily loans on accrual status and single-family loans that are not included in the loss mitigation or lender liquidity categories. Other mortgage securities primarily include private-label securities and mortgage revenue bonds.
The amount of mortgage assets that we may own is capped at $225 billion under the terms of our senior preferred stock purchase agreement with Treasury. In addition, we are currently required to cap our mortgage assets at $202.5 billion per instructions from FHFA.
We include 10% of the notional value of the interest-only securities we hold in calculating the size of the retained mortgage portfolio for the purpose of determining compliance with the senior preferred stock purchase agreement mortgage assets cap and associated FHFA instructions. As of December 31, 2023, 10% of the notional value of our interest-only securities was $1.6 billion, which is not included in the table above.
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
In support of our loss mitigation strategies, we purchased $9.5 billion of loans from our single-family MBS trusts during
2023, the substantial majority of which were delinquent, compared with $16.4 billion of loans purchased from single-
family MBS trusts during 2022. The amount of loans we bought out of trusts decreased in 2023 relative to the prior year as loans exiting COVID-19-related forbearance drove a higher number of loan modifications in 2022.

MD&A | Retained Mortgage Portfolio

Fannie Mae 2023 Form 10-K	70
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
We and Freddie Mac issue single-family uniform mortgage-backed securities, or “UMBS.” We use the term “Fannie Mae
MBS” or “our MBS” to refer to any type of mortgage-backed security that we issue, including UMBS®, Supers®, Real
Estate Mortgage Investment Conduit securities (“REMICs”) and other types of single-family or multifamily mortgage-
backed securities.
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
Our issuance of structured securities backed in whole or in part by Freddie Mac securities creates additional off-balance sheet exposure. Our guaranty extends to the underlying Freddie Mac security included in the structured security, but we do not have control over the Freddie Mac mortgage loan securitizations. Because we do not have the power to direct matters (primarily the servicing of mortgage loans) that impact the credit risk to which we are exposed, which constitute control of these securitization trusts, we do not consolidate these trusts in our consolidated balance sheet, giving rise to off-balance sheet exposure. See “Liquidity and Capital Management—Liquidity Management—Off-Balance Sheet
Arrangements” and “Note 7, Financial Guarantees” for information regarding our maximum exposure to loss on unconsolidated Fannie Mae MBS and Freddie Mac securities.
The table below displays the composition of our guaranty book of business based on unpaid principal balance.

Composition of Fannie Mae Guaranty Book of Business
	As of December 31,
	2023			2022
	Single- Family	Multifamily	Total	Single- Family	Multifamily	Total
	(Dollars in millions)
Conventional guaranty book of business(1)	$3,647,344	$471,812	$4,119,156	$3,646,981	$442,067	$4,089,048
Government guaranty book of business(2)	7,901	520	8,421	12,450	572	13,022
Guaranty book of business	3,655,245	472,332	4,127,577	3,659,431	442,639	4,102,070
Freddie Mac securities guaranteed by Fannie Mae(3)	215,605	—	215,605	234,023	—	234,023
Total Fannie Mae guarantees	$3,870,850	$472,332	$4,343,182	$3,893,454	$442,639	$4,336,093
(1)Refers to mortgage loans and mortgage-related securities that are not guaranteed or insured, in whole or in part, by the U.S. government.
(2)Refers to mortgage loans and mortgage-related securities guaranteed or insured, in whole or in part, by the U.S. government.
(3)Consists of off-balance sheet arrangements of approximately (i) $179.6 billion and $193.9 billion in unpaid principal balance of Freddie
Mac-issued UMBS backing Fannie Mae-issued Supers as of December 31, 2023 and 2022, respectively; and (ii) $36.0 billion and $40.1 billion in unpaid principal balance of Freddie Mac securities backing Fannie Mae-issued REMICs as of December 31, 2023 and 2022, respectively. See “Liquidity and Capital Management—Liquidity Management—Off-Balance Sheet Arrangements” for more information regarding our maximum exposure to loss on consolidated Fannie Mae MBS and Freddie Mac securities.
The GSE Act requires us to set aside each year an amount equal to 4.2 basis points of the unpaid principal balance of our new business purchases and to pay this amount to specified HUD and Treasury funds in support of affordable housing. In March 2023, we paid $287 million to the funds based on our new business purchases in 2022. For 2023, we recognized an expense of $155 million related to this obligation based on $369.2 billion in new business purchases during the year. We expect to pay this amount to the funds in 2024.

MD&A | Guaranty Book of Business

Fannie Mae 2023 Form 10-K	71
Single-Family Business

Single-Family Primary Business Activities
Providing Liquidity for Single-Family Mortgage Loans
Working with lenders, our Single-Family business provides liquidity to the mortgage market primarily by acquiring single-
family loans from lenders and securitizing those loans into Fannie Mae MBS, which are either delivered to the lenders or sold to investors or dealers. We describe our securitization transactions in “Business—Mortgage Securitizations.” Our
Single-Family business also supports liquidity in the mortgage market and the businesses of our lenders through other activities, such as issuing structured Fannie Mae MBS backed by single-family mortgage assets and buying and selling single-family agency mortgage-backed securities.
Our Single-Family business securitizes and purchases primarily conventional (not government-insured or government-
guaranteed) single-family fixed-rate or adjustable-rate, first-lien mortgage loans, or mortgage-related securities backed by these types of loans. We also securitize or purchase loans insured by FHA, loans guaranteed by the VA, loans guaranteed by the Rural Development Housing and Community Facilities Program of the U.S. Department of
Agriculture, manufactured housing mortgage loans and other mortgage-related securities.
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
We employ a servicer performance management program, called the Servicer Total Achievement and RewardsTM
(STAR®) Program, which provides our largest servicers a transparent framework of key metrics and operational assessments to recognize strong performance and identify areas of weakness. Performance management staff measure, monitor and manage overall servicer performance by conducting regular servicer performance reviews in an effort to promote optimal performance, mitigate risk and explore best practices or areas of opportunity to take action and improve performance where necessary or appropriate.
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

MD&A | Single-Family Business | Single-Family Primary Business Activities

Fannie Mae 2023 Form 10-K	72
•Enters into transactions that transfer a portion of the credit risk on some of the loans in our single-family guaranty book of business through our credit risk transfer programs.
•Works to reduce costs of defaulted single-family loans, including through forbearance plans, home retention solutions, foreclosure alternatives, management of foreclosures and our REO inventory, selling nonperforming loans, and pursuing contractual remedies from lenders, servicers and providers of credit enhancement.
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
During 2023, approximately 1,200 lenders delivered single-family mortgage loans to us. We acquire a significant portion of our single-family mortgage loans from several large mortgage lenders. During 2023, our top five lenders, in the aggregate, accounted for 29% of our single-family business volume, compared with 28% in 2022. No lender accounted for 10% or more of our single-family business volume in 2023.
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
Single-Family Competition
We compete to acquire single-family mortgage assets in the secondary mortgage market and to issue single-family mortgage-related securities to investors. Competition in these areas is affected by many factors, including the number of residential mortgage loans offered for sale in the secondary mortgage market by loan originators and other market participants (and whether sellers elect to retain loans with better credit characteristics), the nature of the residential mortgage loans offered for sale (for example, whether the loans represent refinancings), the current demand for mortgage assets from mortgage investors, the interest-rate risk investors are willing to assume and the yields they will require as a result, and the credit risk and prices associated with available mortgage investments.
Competition to acquire mortgage assets is significantly affected by both our and our competitors’ pricing and eligibility standards, as well as investor demand for UMBS and for our and our competitors’ other mortgage-related securities.
Our competitive environment also may be affected by many other factors, including: our risk appetite; our capital requirements; our return on capital requirements; applicable housing goals and duty-to-serve requirements; FHFA’s single-family mortgage purchase, servicing and securitization requirements aimed at aligning our single-family MBS with
Freddie Mac’s MBS; and new or existing legislation or regulations applicable to us, our lenders or our investors. In competing to acquire loans in the secondary mortgage market, we focus on understanding what drives our lenders’
execution decisions and identifying how to best deliver value while supporting our mission. See “Business—
Conservatorship and Treasury Agreements,” “Business—Legislation and Regulation,” and “Risk Factors” for information on matters that could affect our business and competitive environment.
Our competitors for the acquisition of single-family mortgage assets are financial institutions and government agencies that manage residential mortgage credit risk or invest in residential mortgage loans, including Freddie Mac, FHA, the
VA, the FHLBs, U.S. banks and thrifts, securities dealers, insurance companies, pension funds, investment funds and other mortgage investors. Currently, our primary competitors for the issuance and/or guarantee of single-family mortgage-related securities are Freddie Mac, Ginnie Mae (which primarily guarantees securities backed by FHA-insured loans and VA-guaranteed loans) and private market competitors. Competition for investors and counterparties in our credit risk transfer transactions comes primarily from other issuers of mortgage credit risk transfer transactions, such as
Freddie Mac and private mortgage insurers. We also compete for investor funds against other credit-related securitized products, such as private-label residential mortgage-backed securities (“RMBS”), commercial RMBS, and collateralized loan obligations. As noted above, the nature of our primary competitors and the overall levels of competition we face could change as a result of a variety of factors, many of which are outside our control.

MD&A | Single-Family Business | Single-Family Primary Business Activities

Fannie Mae 2023 Form 10-K	73
Single-Family Mortgage Market
In the charts below we present macroeconomic factors that affect the single-family mortgage market in which our
Single-Family business operates. Home sales and the supply of unsold homes are indicators of the underlying demand for mortgage loans, which impacts our acquisition volumes.

Total Single-Family Home Sales and Months’ Supply of Unsold Homes(1)	Single-Family Mortgage Originations and Mortgage Debt Outstanding(2)
(Home sales units in thousands)	(Dollars in trillions)

Months’ supply of new single-family unsold homes, as of year end	Fannie Mae’s percentage of total single-family mortgage debt outstanding, as of period end

Months’ supply of existing single-family unsold homes, as of year end	Single-family U.S. mortgage debt outstanding, as of period end

Existing home sales	Single-family U.S. mortgage loan originations

New home sales

(1)Total existing home sales data according to National Association of REALTORS®. New single-family home sales data according to the U.S.
Census Bureau. Certain previously reported data has been updated to reflect revised historical data from one or both of these organizations.
(2)2023 information is as of September 30, 2023 and is based on the Federal Reserve’s December 2023 mortgage debt outstanding release, the latest date for which the Federal Reserve has estimated mortgage debt outstanding for single-family residences. Prior-period amounts have been changed to reflect revised historical data from the Federal Reserve.
Additional Information
•The average 30-year fixed-rate mortgage rate was 6.61% as of December 28, 2023 compared with 6.42% as of
December 29, 2022, and averaged 6.81% in 2023, compared with 5.34% in 2022, according to Freddie Mac’s
Primary Mortgage Market Survey®.
•We forecast that total originations in the U.S. single-family mortgage market in 2024 will increase from 2023 levels by approximately 28%, from an estimated $1.50 trillion in 2023 to $1.92 trillion in 2024, and the amount of refinance originations in the U.S. single-family mortgage market will increase from an estimated $253 billion in 2023 to $459 billion in 2024. See “Key Market Economic Indicators” for additional discussion of how housing activity can affect our financial results and the uncertainties that may affect our forecasts and expectations.

MD&A | Single-Family Business | Single-Family Mortgage Market

Fannie Mae 2023 Form 10-K	74
Single-Family Mortgage-Related Securities Issuances Share
Our single-family Fannie Mae MBS issuances were $320 billion in 2023, compared with $628 billion in 2022 and $1.39 trillion in 2021. This decrease was driven by a significantly lower volume of refinance activity in 2023 due to higher mortgage rates throughout most of 2023. Based on the latest data available, the charts below display our estimated share of single-family mortgage-related securities issuances as compared with that of our primary competitors for the issuance of single-family mortgage-related securities for the periods indicated.
Single-Family Mortgage-Related
Securities Issuances Share

Ginnie Mae	Private-label securities

Fannie Mae	Freddie Mac

We estimate our share of single-family mortgage-related securities issuances was 38% in 2021.
Single-Family Business Metrics
Select Business Metrics
Net interest income for our Single-Family business is driven by the guaranty fees we charge and the size of our single-
family conventional guaranty book of business. The guaranty fees we charge are based on the characteristics of the loans we acquire. We may adjust our guaranty fees in light of market conditions and to achieve return targets. As a result, the average charged guaranty fee on new acquisitions may fluctuate based on the credit quality and product mix of loans acquired, as well as market conditions and other factors.

MD&A | Single-Family Business | Single-Family Mortgage-Related Securities Issuances Share

Fannie Mae 2023 Form 10-K	75
The charts below display our average charged guaranty fees, net of TCCA fees, on our single-family conventional guaranty book of business and on new single-family conventional loan acquisitions, along with our average single-family conventional guaranty book of business and our single-family conventional loan acquisitions for the periods presented.
Select Single-Family Business Metrics(1)
(Dollars in billions)

Average charged guaranty fee on single-family conventional guaranty book of business, net of TCCA fees(2)	Average single-family conventional guaranty book of business(3)

Average charged guaranty fee on new single-family conventional acquisitions, net of TCCA fees(2)	Single-family conventional acquisitions

(1)For information reported in this “Single-Family Business” section, our single-family conventional guaranty book of business is measured using the unpaid principal balance of our mortgage loans underlying Fannie Mae MBS outstanding. By contrast, the single-family conventional guaranty book of business presented in the “Composition of Fannie Mae Guaranty Book of Business” table in the “Guaranty
Book of Business” section is based on the unpaid principal balance of the Fannie Mae MBS outstanding, rather than the unpaid principal balance of the underlying mortgage loans. These amounts differ primarily as a result of payments we receive on underlying loans that have not yet been paid to the MBS holders or instances where we have advanced missed borrower payments on mortgage loans to make required distributions to related MBS holders. As measured for purposes of the information reported in this section, our single-family conventional guaranty book of business was $3,636.7 billion as of December 31, 2023, $3,635.2 billion as of December 31, 2022 and
$3,483.1 billion as of December 31, 2021.
(2)Excludes the impact of a 10 basis point guaranty fee increase implemented pursuant to the TCCA, the incremental revenue from which is paid to Treasury and not retained by us.
(3)Our single-family conventional guaranty book of business primarily consists of single-family conventional mortgage loans underlying
Fannie Mae MBS outstanding. It also includes single-family conventional mortgage loans of Fannie Mae held in our retained mortgage portfolio, and other credit enhancements that we provide on single-family conventional mortgage assets. Our single-family conventional guaranty book of business does not include: (a) mortgage loans guaranteed or insured, in whole or in part, by the U.S. government; (b)
Freddie Mac-acquired mortgage loans underlying Freddie Mac-issued UMBS that we have resecuritized; or (c) non-Fannie Mae single-
family mortgage-related securities held in our retained mortgage portfolio for which we do not provide a guaranty. Our average single-
family conventional guaranty book of business is based on quarter-end balances.
Our single-family conventional loan acquisition volumes remained near historically low levels in 2023. This was primarily driven by historically low refinance volumes due to continued higher interest rates throughout most of 2023, as few borrowers could benefit from refinancing. In addition, housing affordability constraints and limited supply continued to put downward pressure on the volume of purchase loans we acquired.
Average charged guaranty fee on newly acquired conventional single-family loans is a metric management uses to measure the price we earn as compensation for the credit risk we manage and to assess our return. Average charged guaranty fee represents, on an annualized basis, the average of the base guaranty fees charged during the period for our single-family conventional guaranty arrangements, which we receive monthly over the life of the loan, plus the recognition of any upfront cash payments, including loan-level price adjustments, based on an estimated average life at

MD&A | Single-Family Business | Single-Family Business Metrics

Fannie Mae 2023 Form 10-K	76
the time of acquisition. The calculation of single-family conventional charged guaranty fees at acquisition is sensitive to changes in inputs used in the calculation, including assumptions about the weighted average life of the loan, therefore changes in charged guaranty fees are not necessarily indicative of a change in pricing.
Our average charged guaranty fee on newly acquired conventional single-family loans, net of TCCA fees, increased in
2023 compared with 2022 and 2021, primarily as a result of higher base guaranty fees charged on new acquisitions.
Recent Price Changes
In January 2023, FHFA announced changes to our single-family pricing framework by introducing redesigned and recalibrated upfront fee matrices for purchase, rate-term refinance, and cash-out refinance loans, in addition to a new upfront fee for certain borrowers with debt-to-income ratios above 40%. These price changes took effect on May 1,
2023, with the exception of the new upfront fee for certain borrowers with debt-to-income ratios above 40%. FHFA rescinded the upfront fee for certain borrowers with debt-to-income ratios above 40% prior to it going into effect.
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
Single-Family Business Financial Results
This section provides a discussion of the primary components of net income for our Single-Family Business. This information complements the discussion of financial results in “Consolidated Results of Operations.”

Single-Family Business Financial Results(1)
	For the Year Ended December 31,			Variance
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
	(Dollars in millions)
Net interest income(2)	$24,229	$24,736	$25,429	$(507)	$(693)
Fee and other income	205	224	269	(19)	(45)
Net revenues	24,434	24,960	25,698	(526)	(738)
Investment gains (losses), net	(41)	(223)	1,392	182	(1,615)
Fair value gains, net	1,231	1,364	167	(133)	1,197
Administrative expenses	(2,993)	(2,789)	(2,557)	(204)	(232)
Benefit (provision) for credit losses	2,165	(5,029)	4,600	7,194	(9,629)
TCCA fees(2)	(3,431)	(3,369)	(3,071)	(62)	(298)
Credit enhancement expense	(1,281)	(1,062)	(812)	(219)	(250)
Change in expected credit enhancement recoveries(3)	(310)	470	(86)	(780)	556
Other expenses, net(4)	(984)	(778)	(1,208)	(206)	430
Income before federal income taxes	18,790	13,544	24,123	5,246	(10,579)
Provision for federal income taxes	(3,935)	(2,774)	(4,996)	(1,161)	2,222
Net income	$14,855	$10,770	$19,127	$4,085	$(8,357)
(1)See “Note 11, Segment Reporting” for information about our segment allocation methodology.
(2)Reflects the impact of a 10 basis point guaranty fee increase implemented pursuant to the TCCA, the incremental revenue from which is paid to Treasury. The resulting revenue is included in “Net interest income” and the expense is recognized as “TCCA fees.”
(3)Includes estimated changes in benefits, as well as any realized amounts, from our single-family freestanding credit enhancements, which primarily relate to our CAS and CIRT programs.
(4)Consists of debt extinguishment gains and losses, expenses associated with legal claims, foreclosed property income (expense), gains and losses from partnership investments, housing trust fund expenses, loan subservicing costs, and servicer fees paid in connection with certain loss mitigation activities.

MD&A | Single-Family Business | Single-Family Business Metrics

Fannie Mae 2023 Form 10-K	77
Net interest income

Single-family net interest income decreased slightly in
2023 compared with 2022, primarily as a result of lower
deferred guaranty fee income and higher expense from
hedge accounting largely offset by higher income from
portfolios.

_____________________________________________________________________________
Fair value gains, net

Fair value gains, net were primarily driven by gains on
trading securities. U.S. Treasury yields decreased in the
fourth quarter of 2023, which resulted in a net gain on our
fixed-rate securities held in our corporate liquidity portfolio.

Fair value gains, net in 2022 were primarily driven by the
impact of rising interest rates and widening of the
secondary spread, which led to price declines. As a result
of the price declines, we recognized gains on our
commitments to sell mortgage-related securities and long-
term debt of consolidated trusts held at fair value. These
gains were partially offset by fair value losses on fixed-rate trading securities.

_____________________________________________________________________________
Benefit (provision) for credit losses

Benefit for credit losses in 2023 was primarily driven by a
benefit from actual and forecasted home price growth,
partially offset by a provision driven by the overall credit risk profile of our newly acquired loans and a provision
relating to the redesignation of loans from HFI to HFS.

Provision for credit losses in 2022 was primarily driven by decreases in forecasted home prices, the overall credit risk profile of our newly acquired loans, and rising interest rates.

_____________________________________________________________________________

MD&A | Single-Family Business | Single-Family Business Financial Results

Fannie Mae 2023 Form 10-K	78
Single-Family Mortgage Credit Risk Management
Our strategy for managing single-family mortgage credit risk consists of four primary components, which we discuss in greater detail in the sections below:
•our acquisition and servicing policies along with our underwriting and servicing standards;
•guaranty book diversification and monitoring;
•the transfer of credit risk through risk transfer transactions and the use of credit enhancements; and
•management of problem loans.
We typically obtain our single-family credit information from the lenders or servicers of the mortgage loans in our guaranty book of business and receive representations and warranties from them as to the accuracy of the information.
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
Overview
Our Single-Family business is responsible for setting underwriting and servicing standards and pricing, and managing credit risk relating to our single-family guaranty book of business.
Underwriting and Servicing Standards
The Fannie Mae Single-Family Selling Guide (“Selling Guide”) sets forth our underwriting and eligibility guidelines, as well as our policies and procedures related to selling single-family mortgages to us. Our Servicing Guide sets forth our policies for servicing the loans in our single-family guaranty book.
Desktop Underwriter
Our proprietary automated underwriting system, Desktop Underwriter® (“DU®”), is used by mortgage lenders to evaluate the substantial majority of our single-family loan acquisitions. DU measures credit risk by assessing the primary and contributory risk factors of a mortgage and provides a comprehensive risk assessment of a borrower’s loan application and eligibility of the loan for sale to us. Risk factors evaluated by DU include the key loan attributes described under
“Single-Family Guaranty Book Diversification and Monitoring” below. DU applies our own assessment of the borrower’s credit data, including using trended credit data when available. DU analyzes the results of this risk and eligibility evaluation to arrive at the underwriting recommendation for the loan case file. As part of our comprehensive risk management approach, we periodically update DU to reflect changes to our underwriting and eligibility guidelines. As part of normal business operations, we regularly review DU to determine whether its risk analysis and eligibility assessment are appropriate based on the current market environment and loan performance information. We also regularly review DU’s underlying risk assessment models and recalibrate these models to improve DU’s ability to effectively analyze risk and avoid excessive risk layering. Factors we take into account in these evaluations include the profile of loans delivered to us, loan performance and current market conditions.
Consistent with this risk management approach, in November 2023, we implemented updates to DU to expand access to credit and provide support for affordable rental housing. We updated the maximum allowable LTV ratios for two- to four-unit, principal residence purchase and limited cash-out refinance loans to 95%. This update does not apply to high-
balance mortgage loans and loans that are manually underwritten. We will continue to closely monitor loan acquisitions and market conditions and, as appropriate, make changes to DU, including its eligibility criteria, to ensure that the loans we acquire are consistent with our risk appetite and mission.
Other Underwriting Standards
DU was used to evaluate over 90% of the single-family loans we acquired in 2023. However, we also purchase and securitize mortgage loans that have been underwritten using other automated underwriting systems, as well as manually underwritten mortgage loans that meet our stated underwriting requirements or meet agreed-upon standards that differ from our standard underwriting and eligibility criteria. The majority of loans we acquired in 2023 that were not underwritten with DU were underwritten through a third-party automated underwriting system, such as Freddie Mac’s
Loan Product Advisor®.

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management

Fannie Mae 2023 Form 10-K	79
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
Following its announcement, FHFA has been hosting a series of stakeholder forums on the upcoming changes.
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
Under our representation and warranty framework, lenders can obtain relief from repurchase liability for violations of certain underwriting representations and warranties. Loans with 36 months of consecutive monthly payments and minimal delinquencies over a specified time period or with satisfactory conclusion of a full-file quality control review are eligible for relief. However, no relief may be granted for violations of “life of loan” representations and warranties, such as those relating to whether a loan was originated in compliance with applicable laws or conforms to our charter requirements. As of December 31, 2023, 48% of the outstanding loans in our single-family conventional guaranty book of business that were acquired and are subject to this framework have obtained relief based solely on payment history or the satisfactory conclusion of a full-file quality control review, and an additional 49% remain eligible for relief in the future.
In addition, lenders may obtain relief from liability for violations of a more narrow set of representations and warranties through the use of specified underwriting tools. This primarily includes relief for:
•borrower income, asset and employment data that has been validated through DU; and
•appraised property value for appraisals that have received a qualifying risk score in Collateral Underwriter®, our appraisal review tool.

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management

Fannie Mae 2023 Form 10-K	80
The table below shows information about issued and outstanding repurchase requests on single-family loans.

Issued and Outstanding Repurchase Requests

	2023	2022

	(Dollars in billions)
Total loans delivered for the applicable twelve-month period(1)	$380.8	$1,048.8
Repurchase requests issued as of year end on loans delivered during the applicable twelve-month period(2)	0.51%	0.32%

	As of December 31,
	2023	2022
	(Dollars in millions)
Outstanding Repurchase Requests:
Unpaid principal balance of outstanding repurchase requests(3)	$437	$783
As a percentage of our single-family conventional guaranty book of business	0.01%	0.02%
Percentage of outstanding repurchase requests over 180 days outstanding	3%	5%
(1)The applicable twelve-month period for 2023 is June 1, 2022 through May 31, 2023 and for 2022 is June 1, 2021 through May 31, 2022.
For 2023, this represents the most recent twelve-month period as of December 31, 2023 for which we have issued substantially all repurchase demands. The 2022 period is presented on the same basis for comparability with the 2023 period.
(2)Represents repurchase requests issued as of December 31, 2023 and 2022, on loans delivered to us during the applicable twelve-month periods referenced in the prior footnote.
(3)The dollar amounts of our outstanding repurchase requests are based on the unpaid principal balance of the loans underlying the repurchase request, which often differs from the amount collected or reimbursed from mortgage sellers and/or servicers depending on the type of remedy agreed upon.
Single-Family Guaranty Book Diversification and Monitoring
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
The profile of our single-family conventional guaranty book of business includes the following key risk characteristics:
•LTV ratio. LTV ratio is a strong predictor of credit performance. The likelihood of default and the severity of a loss in the event of default are typically lower as LTV ratio decreases. This also applies to estimated mark-to-
market LTV ratios, particularly those over 100%, as this indicates that the borrower’s mortgage balance exceeds the property value.
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
•Property type. Certain property types have a higher risk of default. For example, condominiums tend to have higher credit risk than single-family detached properties.
•Occupancy type. Mortgages on properties occupied by the borrower as a primary or secondary residence tend to have lower credit risk than mortgages on investment properties.

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management

Fannie Mae 2023 Form 10-K	81
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
•Loan age. We monitor year of origination and loan age, which is defined as the number of years since origination. The risk of default on mortgage loans typically does not peak until the third through fifth year following origination; however, this range can vary based on many factors, including changes in macroeconomic conditions and foreclosure timelines.

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management

Fannie Mae 2023 Form 10-K	82
The following table displays our single-family conventional business volumes and our single-family conventional guaranty book of business, based on certain key risk characteristics that we use to evaluate the risk profile and credit quality of our single-family loans.
We provide additional information on the credit characteristics of our single-family loans in quarterly financial supplements, which we furnish to the SEC with current reports on Form 8-K and make available on our website.
Information in our quarterly financial supplements is not incorporated by reference into this report.

Key Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business(1)
	Percent of Single-Family Conventional Business Volume at Acquisition(2) For the Year Ended December 31,			Percent of Single-Family Conventional Guaranty Book of Business(3) As of December 31,
	2023	2022	2021	2023	2022	2021
Original LTV ratio:(4)
<= 60%	16%	22%	32%	25%	26%	27%
60.01% to 70%	10	13	16	14	15	15
70.01% to 80%	34	33	31	33	33	33
80.01% to 90%	16	12	9	11	10	10
90.01% to 95%	18	15	9	12	11	10
95.01% to 100%	6	5	3	4	4	4
Greater than 100%	—	—	*	1	1	1
Total	100%	100%	100%	100%	100%	100%
Weighted average	78%	75%	69%	73%	72%	72%
Average loan amount	$321,205	$301,887	$281,530	$207,883	$206,049	$198,865
Loan count (in thousands)	984	2,037	4,812	17,494	17,643	17,515
Estimated mark-to-market LTV ratio:(5)
<= 60%				68%	66%	61%
60.01% to 70%				14	16	19
70.01% to 80%				10	10	13
80.01% to 90%				5	5	5
90.01% to 100%				3	3	2
Greater than 100%				*	*	*
Total				100%	100%	100%
Weighted average				51%	52%	54%
FICO credit score at origination:(6)
< 620	* %	* %	* %	* %	1%	1%
620 to < 660	3	4	3	4	4	4
660 to < 680	3	4	3	4	4	3
680 to < 700	5	8	6	6	6	7
700 to < 740	20	22	19	20	19	19
>= 740	69	62	69	66	66	66
Total	100%	100%	100%	100%	100%	100%
Weighted average	755	747	756	753	752	753
DTI ratio at origination:(7)
<= 43%	64%	68%	77%	75%	75%	77%
43.01% to 45%	10	10	8	9	9	9
Greater than 45%	26	22	15	16	16	14
Total	100%	100%	100%	100%	100%	100%
Weighted average	38%	37%	34%	35%	35%	34%

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management

Fannie Mae 2023 Form 10-K	83

	Percent of Single-Family Conventional Business Volume at Acquisition(2) For the Year Ended December 31,			Percent of Single-Family Conventional Guaranty Book of Business(3) As of December 31,
	2023	2022	2021	2023	2022	2021
Product type:
Fixed-rate:(8)
Long-term	96%	90%	83%	87%	86%	84%
Intermediate-term	3	9	16	12	13	15
Total fixed-rate	99	99	99	99	99	99
Adjustable-rate	1	1	1	1	1	1
Total	100%	100%	100%	100%	100%	100%
Number of property units:
1 unit	98%	98%	98%	98%	98%	97%
2-4 units	2	2	2	2	2	3
Total	100%	100%	100%	100%	100%	100%
Property type:
Single-family homes	91%	91%	91%	91%	91%	91%
Condo/Co-op	9	9	9	9	9	9
Total	100%	100%	100%	100%	100%	100%
Occupancy type:
Primary residence	92%	91%	92%	91%	91%	90%
Second/vacation home	2	3	3	3	3	4
Investor	6	6	5	6	6	6
Total	100%	100%	100%	100%	100%	100%
Loan purpose:
Purchase	86%	62%	33%	45%	40%	36%
Cash-out refinance	10	25	24	20	22	21
Other refinance	4	13	43	35	38	43
Total	100%	100%	100%	100%	100%	100%
Geographic concentration:(9)
Midwest	14%	13%	13%	14%	14%	14%
Northeast	13	13	14	16	16	16
Southeast	28	26	22	23	23	23
Southwest	24	23	19	19	19	18
West	21	25	32	28	28	29
Total	100%	100%	100%	100%	100%	100%
Origination year:
2017 and prior				19%	22%	27%
2018				2	2	3
2019				4	5	6
2020				24	25	30
2021				30	32	34
2022				13	14	—
2023				8	—	—
Total				100%	100%	100%
*Represents less than 0.5% of single-family conventional business volume or guaranty book of business.
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
(4)The original LTV ratio generally is based on the original unpaid principal balance of the loan divided by the appraised property value reported to us at the time of acquisition of the loan. Excludes loans for which this information is not readily available.

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management

Fannie Mae 2023 Form 10-K	84
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
TX and UT. West consists of AK, CA, GU, HI, ID, MT, NV, OR, WA and WY.
Characteristics of our New Single-Family Loan Acquisitions
Refinancing activity was lower in 2023 compared to 2022 as we were in a higher interest-rate environment throughout most of 2023, resulting in fewer borrowers who could benefit from refinancing. Accordingly, the share of our single-
family loan acquisitions consisting of refinance loans (versus home purchase loans) decreased to 14% in 2023 compared with 38% in 2022. Typically, home purchase loans have higher LTV ratios than refinance loans. This trend contributed to an increase in the percentage of our single-family loan acquisitions with LTV ratios over 80%, from 32% in
2022 to 40% in 2023. In addition, our acquisitions of loans from first-time home buyers increased from 29% of our single-family loan acquisitions in 2022 to 41% in 2023.
Our share of acquisitions of loans with DTI ratios above 45% increased to 26% in 2023 compared with 22% in 2022.
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
High-Balance Loans
The standard conforming loan limit for a one-unit property was $647,200 for 2022, $726,200 for 2023 and increased to
$766,550 for 2024. As we discuss in “Business—Legislation and Regulation—Our Charter,” we are permitted to acquire loans with higher balances in certain areas, which we refer to as high-balance loans.
The following table displays the amount of high-balance loans in our single-family conventional guaranty book of business.

Single-Family High-Balance Loans
	As of December 31,
	2023	2022
Unpaid principal balance (in billions)	$233.3	$237.3
Percentage of single-family conventional guaranty book of business	6%	7%

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management

Fannie Mae 2023 Form 10-K	85
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
including refinancing or exercising of other provisions within the terms of the mortgage.

Single-Family Adjustable-Rate Mortgages(1)
	Reset Year
	2024	2025	2026	2027	2028	Thereafter	Total
	(Dollars in millions)
ARMs(2)	$11,675	$839	$1,447	$2,621	$3,477	$9,532	$29,591
(1)Excludes loans for which there is not an additional reset for the remaining life of the loan.
(2)Includes $2.8 billion of interest-only and negative-amortizing loans. We have not acquired interest-only loans since 2014, and we have not acquired negative-amortizing loans since 2007.
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
Risk Management” and “Note 14, Concentrations of Credit Risk.”

Single-Family Loans with Credit Enhancement
	As of December 31,
	2023		2022
	Unpaid Principal Balance	Percentage of Single-Family Conventional Guaranty Book of Business	Unpaid Principal Balance	Percentage of Single-Family Conventional Guaranty Book of Business
	(Dollars in billions)
Primary mortgage insurance and other	$763	21%	$754	21%
Connecticut Avenue Securities	843	24	726	20
Credit Insurance Risk Transfer	399	11	323	9
Lender risk-sharing	52	1	57	2
Less: Loans covered by multiple credit enhancements	(411)	(12)	(351)	(10)
Total single-family loans with credit enhancement	$1,646	45%	$1,509	42%
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
losses we expect would be incurred in an economic downturn or a stressed credit environment. Generally, loss reimbursement payments are received after the underlying property has been liquidated and all applicable proceeds,

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management

Fannie Mae 2023 Form 10-K	86
including private mortgage insurance benefits, have been applied to reduce the loss. We continually evaluate our credit risk transfer transactions which, in addition to managing our credit risk, also affect our returns on capital.
In 2023, we transferred a portion of the mortgage credit risk on single-family mortgage loans with an unpaid principal balance of $308.0 billion at the time of the transactions. When engaging in these transactions, we consider their cost, the resulting capital relief, and the overall credit risk transfer capacity of the market. The cost of our credit risk transfer transactions is impacted by macroeconomic and housing market sentiment, as well as the demand and capacity of the investors and reinsurers that support these transactions. Capacity considers both the total aggregate amount of outstanding coverage as well as the volume of new issuances available in the market. In response to all these factors, we may choose to adjust the amount of first loss retained by Fannie Mae as a way to manage costs or market capacity when structuring our credit risk transfer transactions.

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management

Fannie Mae 2023 Form 10-K	87
Principal Categories of Our Single-Family Credit Risk Transfer Transactions

	Transaction Description	Other Key Characteristics
CAS REMIC®
•We transfer to investors a portion of the mortgage
credit risk associated with losses on a reference
pool of mortgage loans.
•We create a reference pool consisting of recently
acquired single-family mortgage loans included in
our guaranty book of business and create a
hypothetical securitization structure with notional
credit risk positions, or tranches (that is, first loss,
mezzanine and senior). See the table below for
additional information about the risk positions we
retain.
•  We recognize the cost of credit protection in
“Credit enhancement expense” in our
consolidated statements of operations and
comprehensive income.
•  We recognize the expected benefits from the
credit protection in “Change in expected credit
enhancement recoveries” in our consolidated
statements of operations and comprehensive
income.
•  CAS REMIC transactions align the timing of our
recognition of credit losses with the related
recovery from the CRT transaction. We record the
expected benefit and the loss in the same period.

•The principal balance of the CAS REMIC decreases
as a result of credit losses on loans in the related
reference pool. These write downs of the principal
balance reduce the total amount of payments that the
CAS trust is obligated to make to investors.
•Credit losses on the loans in the reference pool for a
CAS transaction are first applied to the first loss
tranche. If credit losses on these loans exceed the
outstanding principal balance of the first loss tranche,
losses are then applied to reduce the outstanding
principal balance of the mezzanine loss tranche.
•Transactions beginning with our October 2021
issuances were issued with a 20-year final maturity
date and an optional early redemption of 5 years, or
the date at which the outstanding balance of the
underlying reference loans is less than or equal to
10% of the original balance.
•  After maturity or early redemption, if exercised, the
CAS REMIC provides no further credit protection with
respect to the reference loans that were previously
underlying that CAS transaction.
•Presents minimal counterparty risk as the CAS trust
receives the proceeds that will reimburse us for certain
credit events on the related loans upon the issuance
of the CAS REMIC.

CIRT
•  Insurance transactions whereby we obtain actual
loss coverage on pools of loans either directly
from an insurance provider that retains the risk, or
from an insurance provider that simultaneously
cedes all of its risk to one or more reinsurers.
•  In CIRT deals, we generally retain an initial
portion of losses on the loans in the pool (for
example, the first 0.75% of the initial pool unpaid
principal balance). Reinsurers cover losses above
this retention amount up to a detachment point
(for example, the next 4.0% of the initial pool
unpaid principal balance). We retain all losses
above this detachment point.
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
•  To date, CIRT transactions generally have been
structured with 10 or 12-1/2 year terms, and covered
loans that are delinquent as of the final scheduled
month continue to be covered until and unless they
eventually cure. The transaction term may vary based
upon market execution and the capital benefit of the
term under the enterprise regulatory capital
framework.

CAS Debt
CAS debt transactions are similar to CAS REMIC
transactions, with some key differences:
•  CAS debt is recognized as “debt of Fannie Mae”
in our consolidated balance sheets. CAS debt
issued to investors beginning January 2016
through October 2018 is recognized at amortized
cost. CAS debt we issued prior to 2016 is
recognized at fair value.
•We stopped issuing this form of CAS in October
2018.

•  Generally issued with a stated final maturity date of
either 10 or 12.5 years from issuance.
•  Significant lag exists between the time when we
recognize a provision for credit losses and when we
recognize the related recovery from the CAS debt
transaction.

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management

Fannie Mae 2023 Form 10-K	88
The table below displays the aggregate mortgage credit risk transferred to third parties and retained by Fannie Mae pursuant to our single-family credit risk transfer transactions. The table does not include the credit risk transferred on single-family transactions that were cancelled or terminated as of December 31, 2023. The table below also excludes coverage obtained through primary mortgage insurance.

Outstanding as of December 31, 2023
(Dollars in billions)
Senior	Fannie Mae(1)				Outstanding Reference Pool(5)(7)
	$1,238

Mezzanine	Fannie Mae(1)	CIRT(2)(3)	CAS(2)	Lender Risk- Sharing(2)(4)
	$5	$14	$12	$4	$1,302

First Loss	Fannie Mae(1)		CAS(2)(6)	Lender Risk- Sharing(2)(4)
	$17		$10	$2
(1)Credit risk retained by Fannie Mae in CAS, CIRT and lender risk-sharing transactions. Also includes credit risk retained in CAS Credit
Linked-Note transactions, which are similar to CAS REMICs except they allow us to allow us to obtain credit protection on reference pools containing seasoned loans such as Refi PlusTM loans. Tranche sizes vary across programs.
(2)Credit risk transferred to third parties. Tranche sizes vary across programs.
(3)Includes mortgage pool insurance transactions covering loans with an aggregate unpaid principal balance of $248 million outstanding as of
December 31, 2023.
(4)Represents customized lender-risk sharing transactions. In most transactions, lenders invest directly in a portion of the credit risk on mortgage loans they originate and/or service.
(5)For CIRT and some lender risk-sharing transactions, “Reference Pool” reflects a pool of covered loans.
(6)For CAS transactions, “First Loss” represents all B tranche balances. In recent deals we have retained certain subordinated class B tranche(s) that absorb losses before the remaining class B tranches.
(7)For CAS and some lender risk-sharing transactions, represents outstanding reference pools, not the outstanding unpaid principal balance of the underlying loans. The outstanding unpaid principal balance for all loans covered by credit risk transfer programs, including all loans on which risk has been transferred in lender risk-sharing transactions, was $1,294 billion as of December 31, 2023.
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
The risk in force of these transactions, which refers to the maximum amount of losses that could be absorbed by credit risk transfer investors, was approximately $42 billion as of December 31, 2023, compared with approximately $38 billion as of December 31, 2022.
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
transactions. As of December 31, 2023, approximately 33% of the outstanding risk in force of our single-family credit risk transfer transactions was from transactions issued prior to 2021.

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management

Fannie Mae 2023 Form 10-K	89
The following table displays information about the credit enhancement recovery receivables we have recognized within
“Other assets” in our consolidated balance sheets. The decrease in our single-family freestanding credit enhancement receivables as of December 31, 2023 compared to December 31, 2022, was primarily a result of a decrease in our estimate of credit losses in 2023. As our estimate for credit losses decreases, so does the benefit we expect to receive from our freestanding credit enhancements.

Single-Family Credit Enhancement Receivables
	As of December 31,
	2023	2022
	(Dollars in millions)
Freestanding credit enhancement receivables	$253	$565
Primary mortgage insurance receivables, net of allowance(1)	54	53
(1)Amount is net of a valuation allowance of $417 million and $462 million as of December 31, 2023 and December 31, 2022, respectively.
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
risk.

Credit Risk Transfer Transactions
	For the Year Ended December 31,
	2023	2022
Cash paid or transferred for:	(Dollars in millions)
CAS transactions(1)	$906	$882
CIRT transactions	409	325
Lender risk-sharing transactions	133	154
(1)Consists of cash paid for interest expense net of LIBOR or SOFR, as applicable, on outstanding CAS debt and amounts paid for both CAS
REMIC® and CAS CLN transactions.
Cash paid or transferred to investors for CIRT transactions includes cancellation fees paid on certain CIRT transactions where we determined that the cost of these deals exceeded the expected remaining benefit. The table excludes cash paid upon the repurchase of legacy CAS debt. In 2023, we paid $169 million in purchase premiums in connection with our repurchase of approximately $2 billion in CAS debt.
The following table displays the primary characteristics of the loans in our single-family conventional guaranty book of business without credit enhancement.

Single-Family Loans Currently without Credit Enhancement
	As of December 31,
	2023		2022
	Unpaid Principal Balance	Percentage of Single-Family Conventional Guaranty Book of Business	Unpaid Principal Balance	Percentage of Single-Family Conventional Guaranty Book of Business
	(Dollars in billions)
Low LTV ratio or short-term(1)	$1,112	31%	$1,171	32%
Pre-credit risk transfer program inception(2)	236	6	265	7
Recently acquired(3)	180	5	403	11
Other(4)	730	20	669	18
Less: Loans in multiple categories	(267)	(7)	(382)	(10)
Total single-family loans currently without credit enhancement	$1,991	55%	$2,126	58%
(1)Represents loans with an LTV ratio less than or equal to 60% or loans with an original maturity of 20 years or less.
(2)Represents loans that were acquired before the inception of our credit risk transfer programs. Also includes Refi PlusTM loans.
(3)Represents loans that were recently acquired and have not been included in a reference pool.

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management

Fannie Mae 2023 Form 10-K	90
(4)Includes adjustable-rate mortgage loans, loans with a combined LTV ratio greater than 97%, non-Refi Plus loans acquired after the inception of our credit risk transfer programs that became 30 or more days delinquent prior to inclusion in a credit risk transfer transaction, and loans that were delinquent as of December 31, 2023 or December 31, 2022. Also includes loans that were previously included in a credit risk transfer transaction but subsequently had the coverage canceled.
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

Delinquency Status and Activity of Single-Family Conventional Loans
	As of December 31,
	2023	2022	2021
Delinquency status:
30 to 59 days delinquent	1.06%	0.96%	0.86%
60 to 89 days delinquent	0.26	0.23	0.20
Seriously delinquent (“SDQ”):	0.55	0.65	1.25
Percentage of SDQ loans that have been delinquent for more than 180 days	47	55	75
Percentage of SDQ loans that have been delinquent for more than two years	10	16	9

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management

Fannie Mae 2023 Form 10-K	91

	For the Year Ended December 31,
	2023	2022	2021
Single-family SDQ loans (number of loans):
Beginning balance	114,960	218,329	495,806
Additions	169,197	171,437	232,411
Removals:
Modifications and other loan workouts	(77,478)	(164,707)	(328,165)
Liquidations and sales	(31,439)	(46,476)	(86,020)
Cured or less than 90 days delinquent	(78,761)	(63,623)	(95,703)
Total removals	(187,678)	(274,806)	(509,888)
Ending balance	96,479	114,960	218,329
Our single-family serious delinquency rate as of December 31, 2023 remained near historically low levels. Given our expectation of slower economic and home price growth in 2024 and 2025, we expect the credit performance of the loans in our single-family guaranty book of business may decline compared to recent performance, which could lead to higher delinquencies or an increase in our single-family serious delinquency rate.
Factors that affect our single-family serious delinquency rate include:
•the percentage of our loans that receive forbearance and the length of time they remain in forbearance;
•the pace and effectiveness of payment deferrals, loan modifications and other workouts;
•the timing and volume of nonperforming loan sales we execute;
•pandemics and natural disasters;
•servicer performance; and
•changes in home prices, unemployment levels and other macroeconomic conditions.

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management

Fannie Mae 2023 Form 10-K	92
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

Single-Family Conventional Seriously Delinquent Loan Concentration Analysis
	As of December 31,
	2023			2022			2021
	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate
States:
California	19%	10%	0.42%	19%	9%	0.46%	19%	11%	1.01%
Florida	6	9	0.73	6	9	0.90	6	8	1.59
Illinois	3	5	0.70	3	5	0.86	3	5	1.55
New York	5	6	0.92	5	7	1.12	5	7	2.24
Texas	7	9	0.64	7	8	0.71	7	9	1.48
All other states	60	61	0.52	60	62	0.62	60	60	1.15
Vintages:
2008 and prior	2	18	2.07	2	23	2.78	3	24	4.90
2009-2023	98	82	0.47	98	77	0.53	97	76	1.01
Estimated mark- to-market LTV ratio:
<= 60%	68	69	0.49	66	74	0.63	61	73	1.27
60.01% to 70%	14	15	0.80	16	14	0.77	19	16	1.37
70.01% to 80%	10	9	0.77	10	8	0.69	13	8	1.08
80.01% to 90%	5	5	0.81	5	3	0.68	5	2	0.88
90.01% to 100%	3	2	0.59	3	1	0.40	2	1	0.51
Greater than 100%	*	*	2.05	*	*	4.04	*	*	12.41
Credit enhanced:(2)
Primary MI & other(3)	21	33	1.08	21	31	1.19	20	29	2.14
Credit risk transfer(4)	36	30	0.54	31	28	0.66	21	32	1.80
Non-credit enhanced	55	52	0.46	58	54	0.55	66	53	0.98
*Represents less than 0.5% of single-family conventional guaranty book of business.
(1)Calculated based on the number of single-family loans that were seriously delinquent for each category divided by the total number of single-family conventional loans that were seriously delinquent.
(2)The credit-enhanced categories are not mutually exclusive. A loan with primary mortgage insurance that is also covered by a credit risk transfer transaction will be included in both the “Primary MI & other” category and the “Credit risk transfer” category. As a result, the “Credit enhanced” and “Non-credit enhanced” categories do not sum to 100%. The total percentage of our single-family conventional guaranty book of business with some form of credit enhancement as of December 31, 2023 was 45%.
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
balance of the underlying loans on the single-family mortgage credit book, not the outstanding reference pool, as of the specified date.
Loans included in our credit risk transfer transactions have all been acquired since 2009.

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management

Fannie Mae 2023 Form 10-K	93
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
As of December 31, 2023, the unpaid principal balance of single-family loans in forbearance was $6.9 billion, or 0.2% of our single-family conventional guaranty book of business, compared with $11.9 billion, or 0.3% of our single-family conventional guaranty book of business, as of December 31, 2022.
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
These alternatives are designed to reduce our credit losses while helping borrowers avoid having to go through a foreclosure. We work to obtain the highest price possible for the properties sold in short sales.

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management

Fannie Mae 2023 Form 10-K	94
The chart below displays the unpaid principal balance of our completed single-family loan workouts by type, as well as the number of loan workouts. This table does not include loans in an active forbearance arrangement, trial modifications, loans to certain borrowers who have received bankruptcy relief and repayment plans that have been initiated but not completed.

Completed Loan Workout Activity
(Dollars in billions)

342.7
$71.4
$62.1
$8.4
167.3
$35.3
$18.4
$16.6
85.0
$19.0
$11.2
$7.3
2021
2022
2023
Modifications¹
Other²
Payment deferrals
Number of loan workouts (in thousands)

(1)There were approximately 16,300 loans, 15,800 loans and 39,100 loans in a trial modification period that was not yet complete as of
December 31, 2023, 2022 and 2021, respectively.
(2)Other was $516 million, $313 million and $866 million for the years ended December 31, 2023, 2022 and 2021, respectively. Other includes repayment plans and foreclosure alternatives. Repayment plans reflect only those plans associated with loans that were 60 days or more delinquent.
The overall decline in loan workout activity was primarily driven by fewer outstanding forbearance plans during 2023 compared with 2022 and 2021. Forbearance plans often result in a loan workout in order to resolve the loan’s delinquency.
The total amount of principal and interest deferred to the end of the loan term for single-family loans that received a payment deferral was $408 million for the year ended December 31, 2023, of which $248 million was deferred interest.
For the year ended December 31, 2022, the total amount of principal and interest deferred was $990 million, of which
$599 million was deferred interest. For the year ended December 31, 2021, the total amount of principal and interest deferred was $3.9 billion, of which $2.4 billion was deferred interest.
The table below displays the percentage of our single-family loan modifications completed during 2022 and 2021 that were current or paid off one year after modification and, for modifications completed during 2021, two years after modification.

Percentage of Single-Family Completed Loan Modifications That Were Current or Paid Off at One and Two Years Post-Modification
	2022 Modifications				2021 Modifications
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1

One Year Post-Modification	75%	79%	84%	87%	88%	90%	91%	92%

Two Years Post-Modification					91	93	94	96

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management

Fannie Mae 2023 Form 10-K	95
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
resumed activity under our loan sales program in the third quarter of 2023.

Nonperforming and Reperforming Loan Sale Activity
	For the Year Ended December 31,
	2023	2022	2021

	(Dollars in millions)
Reperforming Loan Sales:
Number of loans sold	11,626	29,676	94,397
Aggregate unpaid principal balance of loan sales	$2,219	$4,974	$13,568

Nonperforming Loan Sales:
Number of loans sold	2,265	8,215	18,250
Aggregate unpaid principal balance of loan sales	$354	$1,354	$3,200
REO Management
If a loan defaults, we may acquire the property through foreclosure or a deed-in-lieu of foreclosure. The table below displays our REO activity by region. Regional REO acquisition trends generally follow a pattern that is similar to, but lags, that of regional delinquency trends.

Single-Family REO Properties
	For the Year Ended December 31,
	2023	2022	2021
Single-family REO properties (number of properties):
Beginning of period inventory of single-family REO properties(1)	8,779	7,166	7,973
Acquisitions by geographic area:(2)
Midwest	1,265	1,606	1,166
Northeast	847	1,049	1,077
Southeast	982	1,136	1,076
Southwest	754	768	570
West	344	322	231
Total REO acquisitions(1)	4,192	4,881	4,120
Dispositions of REO	(4,568)	(3,268)	(4,927)
End of period inventory of single-family REO properties(1)	8,403	8,779	7,166
Carrying value of single-family REO properties (dollars in millions)	$1,396	$1,293	$959
Single-family foreclosure rate(3)	0.02%	0.03%	0.02%
REO net sales price to unpaid principal balance(4)	129%	114%	111%
REO net sales price to unpaid principal balance and capitalized expenses(5)	97%	102%	97%
Short sales net sales price to unpaid principal balance(6)	91%	91%	84%
(1)Includes held-for-use properties, which are reported in our consolidated balance sheets as a component of “Other assets.”
(2)See footnote 9 to the “Key Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business” table for states included in each geographic region.

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management

Fannie Mae 2023 Form 10-K	96
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
(5)Calculated as the amount of sale proceeds received on disposition of REO properties during the respective periods, excluding those subject to repurchase requests made to our sellers or servicers, divided by the aggregate unpaid principal balance of the related loans at the time of foreclosure and costs of certain repairs that have been capitalized as part of the carrying value of the property. Net sales price represents the contract sales price less selling costs for the property and other charges paid by the seller at closing.
(6)Calculated as the amount of sale proceeds received on properties sold in short sale transactions during the respective periods divided by the aggregate unpaid principal balance of the related loans. Net sales price includes borrower relocation incentive payments and subordinate lien(s) negotiated payoffs.
Our primary objectives for our REO inventory are to facilitate equitable and sustainable access to homeownership, quality affordable rental housing, and housing for owner occupant and community-minded purchasers, while obtaining the highest price possible. We conduct repairs on the majority of the REO properties we acquire. These improvements help make the homes more sustainable and support sales to owner-occupant buyers.
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
As shown in the chart below, the majority of our REO properties are unable to be marketed at any given time because the properties are under repair, occupied or are subject to state or local redemption or confirmation periods, which delays the marketing and disposition of these properties.
Single-Family Credit Loss Performance Metrics and Loan Sale Performance
The single-family credit loss performance metrics and loan sale performance measures below present information about losses or gains we realized on our single-family loans during the periods presented. For the purposes of our single-
family credit loss performance metrics, credit losses or gains represent write-offs net of recoveries and foreclosed property income or expense. The amount of these losses or gains in a given period is driven by foreclosures, pre-
foreclosure sales, post-foreclosure REO activity, mortgage loan redesignations, and other events that trigger write-offs and recoveries. The single-family credit loss metrics we present are not defined terms and may not be calculated in the same manner as similarly titled measures reported by other companies. Management uses these measures to evaluate the effectiveness of our single-family credit risk management strategies in conjunction with leading indicators such as serious delinquency and forbearance rates, which are potential indicators of future realized single-family credit losses.
We believe these measures provide useful information about our single-family credit performance and the factors that impact it.

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management

Fannie Mae 2023 Form 10-K	97
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

Single-Family Credit Loss Performance Metrics and Loan Sale Performance
	For the Year Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Write-offs	$(223)	$(211)	$(51)
Recoveries	210	288	430
Foreclosed property income (expense)	10	(55)	(14)
Credit gains (losses)	(3)	22	365
Write-offs on the redesignation of mortgage loans from HFI to HFS(1)	(658)	(679)	(372)
Net credit gains (losses) and write-offs on redesignations	(661)	(657)	(7)
Gains (losses) on sales and other valuation adjustments(2)	(52)	(207)	1,312
Net credit gains (losses), write-offs on redesignations and gains (losses) on sales and other valuation adjustments	$(713)	$(864)	$1,305

Credit gain (loss) ratio (in bps)(3)	*	0.1	1.1
Net credit gains (losses), write-offs on redesignations and gains (losses) on sales and other valuation adjustments ratio (in bps)(4)	(2.0)	(2.4)	3.9
*Represents less than 0.05 bps.
(1)Consists of the lower of cost or fair value adjustment at time of redesignation.
(2)Consists of gains or losses realized on the sales of nonperforming and reperforming mortgage loans during the period and temporary lower-of-cost-or-market adjustments on HFS loans, which are recognized in “Investment gains (losses), net” in our consolidated statements of operations and comprehensive income.
(3)Calculated based on the amount of “Credit gains (losses)” divided by the average single-family conventional guaranty book of business during the period.
(4)Calculated based on the amount of “Net credit gains (losses), write-offs on redesignations and gains (losses) on sales and other valuation adjustments” divided by the average single-family conventional guaranty book of business during the period.
The primary driver of our net credit losses, write-offs on redesignations and losses on sales and other valuation adjustments in 2023 was write-offs upon the redesignation of mortgage loans from HFI to HFS. During 2023, we redesignated loans with an amortized cost of $3.3 billion. Interest rates on loans redesignated in 2023 were below current market interest rates resulting in write-offs upon the redesignation.
For information on our benefit or provision for credit losses, which includes changes in our allowance, see “Consolidated
Results of Operations—Benefit (Provision) for Credit Losses” and “Single-Family Business Financial Results.”

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management

Fannie Mae 2023 Form 10-K	98
The table below displays concentrations of our net single-family credit gains (losses) and write-offs on redesignations based on geography and loan vintages.

Concentration Analysis of Net Credit Gains (Losses) and Write-offs on Redesignations
	Percentage of Single-Family Conventional Guaranty Book of Business Outstanding(1)		Amount of Single-Family Credit Gains (Losses) and Redesignation Write-offs(2)
	As of December 31,		As of December 31,
	2023	2022	2023	2022
	(Dollars in millions)
Geographical distribution:
California	19%	19%	$(115)	$(94)
Florida	6	6	(15)	(23)
Illinois	3	3	(51)	(69)
New York	5	5	(64)	(73)
Texas	7	7	(39)	(44)
All other states	60	60	(377)	(354)
Total	100%	100%	$(661)	$(657)
Vintages:
2008 and prior	2%	2%	$4	$(100)
2009 - 2023	98	98	(665)	(557)
Total	100%	100%	$(661)	$(657)
(1)Calculated based on the aggregate unpaid principal balance of single-family loans for each category divided by the aggregate unpaid principal balance of loans in our single-family conventional guaranty book of business as of the end of each period.
(2)Credit gains (losses) and write-offs on redesignations do not include gains (losses) on sales and other valuation adjustments. Excludes the impact of recoveries resulting from resolution agreements related to representation and warranty matters and compensatory fee income related to servicing matters that have not been allocated to specific loans.

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management

Fannie Mae 2023 Form 10-K	99
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
expected lives. Single-family mortgages can be prepaid in whole or in part at any time without penalty.

Single-Family Loans: Maturities and Terms of the Consolidated Mortgage Loan Portfolio(1)
	As of December 31, 2023
	Due within 1 year(2)	Greater than 1 year but within 5 years	Greater than 5 years but within 15 years	Greater than 15 years	Total
	(Dollars in millions)
Single-family mortgage loans:
Loans held for sale	$63	$207	$618	$1,902	$2,790
Loans held for investment
Of Fannie Mae	4,890	3,909	11,047	27,242	47,088
Of consolidated trusts	127,590	532,819	1,347,371	1,584,310	3,592,090
Total unpaid principal balance of single-family mortgage loans	132,543	536,935	1,359,036	1,613,454	3,641,968
Cost basis adjustments, net					42,151
Total single-family mortgage loans(3)	$132,543	$536,935	$1,359,036	$1,613,454	$3,684,119
Single-family mortgage loans by interest rate sensitivity:
Fixed-rate	$126,454	$532,651	$1,347,025	$1,601,137	$3,607,267
Adjustable-rate	6,089	4,284	12,011	12,317	34,701
Total unpaid principal balance of single- family mortgage loans	$132,543	$536,935	$1,359,036	$1,613,454	$3,641,968
(1)We report the scheduled repayments in the maturity category in which the payment is due, such that a loan’s balance may be presented across multiple maturity categories.
(2)Due within 1 year includes reverse mortgages for which there is no defined maturity date of $5.4 billion as of December 31, 2023.
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
Multifamily Business

Multifamily Primary Business Activities
Providing Liquidity for Multifamily Mortgage Loans
Our Multifamily business provides mortgage market liquidity primarily for properties with five or more residential units, which may be apartment communities, cooperative properties, seniors housing, dedicated student housing or manufactured housing communities. Our Multifamily business works with our multifamily lenders to provide funds to the mortgage market primarily by securitizing multifamily mortgage loans acquired from these lenders into Fannie Mae
MBS, which are sold to investors or dealers. We also purchase multifamily mortgage loans and provide credit enhancement for bonds issued by state and local housing finance authorities to finance multifamily housing. Our
Multifamily business supports liquidity in the mortgage market through other activities, such as buying and selling
Fannie Mae multifamily MBS and issuing structured securities backed by Fannie Mae collateral. We also continue to invest in multifamily low-income housing tax credit (“LIHTC”) projects to help support and preserve the supply of affordable rental housing.

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management

Fannie Mae 2023 Form 10-K	100
Key Characteristics of the Multifamily Business
The Multifamily business has a number of key characteristics that distinguish it from our Single-Family business.
•Collateral: Multifamily loans are collateralized by properties that generate cash flows predominantly driven by rental income received from tenants and effectively operate as businesses.
•Borrowers and sponsors: Multifamily borrowing entities are typically owned, directly or indirectly, by for-profit corporations, limited liability companies, partnerships, real estate investment trusts and individuals who invest in real estate for cash flow and expected returns in excess of their original contribution of equity. Borrowing entities are typically single-asset entities, with the property as their only asset. The ultimate owner of a multifamily borrowing entity is referred to as the “sponsor.” We evaluate both the borrowing entity and its sponsor when considering a new transaction and managing our business. We refer to both the borrowing entities and their sponsors as “borrowers.” When considering a multifamily borrower, creditworthiness is evaluated through a combination of quantitative and qualitative data, including liquid assets, net worth, number of units owned, experience in a market and/or property type, multifamily portfolio performance, access to additional liquidity, debt maturities, asset/property management platform, senior management experience, reputation, and exposures to lenders and Fannie Mae.
•Non-recourse: Multifamily loans are generally non-recourse to the borrowers, meaning that we may only seek repayment of the loan through the value of the underlying collateral.
•Lenders: During 2023, we executed multifamily transactions with 28 lenders. Of these, 24 lenders delivered loans to us under our DUS program described below. In determining whether to partner with a multifamily lender, we consider the lender’s financial strength, multifamily underwriting and servicing experience, portfolio performance and willingness and ability to share in the risk of loss associated with the multifamily loans they originate.
•Loan size: The average size of a loan (based on unpaid principal balance) in our multifamily guaranty book of business was $16 million as of December 31, 2023.
•Underwriting process: Multifamily loans require detailed underwriting of the property’s operating cash flow. Our underwriting standards include an evaluation of the property’s operating income compared to loan payments, property market value, property quality and condition, market and submarket factors, and ability to refinance at maturity.
•Term and lifecycle: In contrast to the standard 30-year single-family residential loan, multifamily loans typically have original loan terms between 5 and 15 years.
•Prepayment terms: To protect against prepayments, most multifamily Fannie Mae loans impose prepayment premiums, primarily yield maintenance. This is in contrast to single-family loans, which do not have prepayment premiums.
Delegated Underwriting and Servicing Program
Fannie Mae’s DUS program is a unique business model that aligns the interests of the lender and Fannie Mae. Our
DUS lender network of 24 current members is composed of mortgage banking companies, large diversified financial institutions, and banks. We pre-approve DUS lenders and delegate to these lenders the authority to underwrite and service multifamily loans on our behalf in accordance with our standards and requirements. Delegation permits lenders to respond to customers more rapidly, as the lender generally has the authority to approve a loan within our prescribed parameters. Fannie Mae’s internal credit team assesses whether a loan’s risk profile is within our risk tolerance when that loan’s credit characteristics do not meet established delegation criteria.
DUS lenders typically share approximately one-third of the credit risk on our multifamily loans for the life of the loans.
The servicing fees we pay to DUS lenders include compensation for the portion of credit risk they retain. See
“Multifamily Mortgage Credit Risk Management” for additional information about our lender risk sharing.
Multifamily Mortgage Servicing
Substantially all of the multifamily loans in our guaranty book of business as of December 31, 2023 and 2022 were serviced by DUS lenders or their affiliates on our behalf. Multifamily servicers are responsible for the ongoing evaluation of the financial condition of properties and property owners, administering various types of loan- and property-level agreements (including agreements covering replacement reserves, completion or repair, and operations and maintenance), as well as conducting routine property inspections. We monitor multifamily servicing relationships and retain the right to approve servicing transfers, which are infrequent.

MD&A | Multifamily Business | Multifamily Primary Business Activities

Fannie Mae 2023 Form 10-K	101
Multifamily Credit Risk and Credit Loss Management
Our Multifamily business:
•Sets the underwriting standards and credit requirements for lenders to underwrite multifamily loans on our behalf.
•Prices and manages the credit risk on loans in our multifamily guaranty book of business. Lenders retain a portion of the credit risk in substantially all multifamily transactions.
•Enters into transactions that transfer an additional portion of Fannie Mae’s credit risk on some of the loans in our multifamily guaranty book of business through back-end credit risk transfer transactions.
•Works to reduce costs of defaulted multifamily loans, including through loss mitigation strategies such as forbearance and modification, management of foreclosures and our REO inventory, and pursuing contractual remedies from lenders, servicers, borrowers, sponsors, and providers of credit enhancement.
See “Multifamily Mortgage Credit Risk Management” for a discussion of our strategies for managing credit risk and credit losses on multifamily loans.
Multifamily Activities Supporting Affordable Rental Housing
Overview
A core component of Fannie Mae’s mission is to support the U.S. multifamily housing market by helping serve the nation’s rental housing needs. We focus on supporting affordable housing, which is housing that is affordable to households earning at or below the median income in their area, as well as on workforce housing, which is housing up to 120% of area median income. Over 95% of the multifamily units we financed in 2023 that were potentially eligible for housing goals credit were affordable to those earning at or below 120% of the median income in their area. The chart below shows a breakout of multifamily acquisitions by area median income.
Multifamily Acquisitions by Area Median Income (AMI)(1)
(1)Based on rents reported at loan origination. Rents may change following loan origination. Reflects multifamily acquisitions potentially eligible for housing goals credit, which consists of new units financed by first liens; excludes second liens on units for which we had financed the first lien, manufactured housing communities, and manufactured housing rentals.

MD&A | Multifamily Business | Multifamily Primary Business Activities

Fannie Mae 2023 Form 10-K	102
Targeted Affordable Housing
To serve low- and very-low-income households, we have a team that focuses exclusively on relationships with lenders financing privately-owned multifamily properties that receive public subsidies in exchange for maintaining long-term affordable rents. We work with borrowers that may utilize housing programs and subsidies provided by local, state and federal agencies; examples include tax incentives (such as those provided through LIHTC or tax abatement) and rent subsidies (such as project-based Section 8 rental assistance or tenant vouchers). The public subsidy programs are largely targeted to provide housing to those earning less than 60% of area median income (as defined by HUD) and are structured to ensure that the low- and very low-income households who benefit from the programs pay no more than
30% of their gross monthly income for rent and utilities. As of December 31, 2023, these affordable loans represented approximately 12% of our multifamily guaranty book of business, based on unpaid principal balance, including
$7.3 billion in bond credit enhancements.
Our acquisition of loans financing properties affordable to low- and very-low income households help us meet our multifamily housing goals and FHFA’s requirement that a portion of our multifamily volume be focused on affordable and underserved markets. We discuss our multifamily housing goals in “Business—Legislation and Regulation—Housing
Goals—Multifamily Housing Goals” and we discuss our requirement to focus on affordable and underserved markets in
“Multifamily Business Metrics—Multifamily New Business Volume.”
Equity Investments in Low Income Housing Tax Credit Projects
In addition to acquiring loans serving low- and very-low income households, we also make equity investments in LIHTC projects. LIHTC encourages private equity investment in creating and preserving affordable units throughout the country by awarding federal tax credits to affordable housing developers, who then exchange those tax credits with corporate investors, such as Fannie Mae, in return for capital contributions. In late 2017, FHFA permitted our reentry into LIHTC investing, capping activity at a specified annual investment limit and requiring a portion of those investments to be in transactions identified as having difficulty attracting investors or in Duty to Serve-designated rural areas. In December
2023, FHFA increased our annual LIHTC investment limit to $1 billion beginning in 2024, with any investments above
$500 million in a given year required to be targeted towards transactions identified as having difficulty attracting investors or in Duty to Serve-designated rural areas. We have committed approximately $4 billion in net equity to LIHTC investments since the beginning of 2018, in line with FHFA’s annual limits.
Multifamily Lenders and Investors
In support of our mission to facilitate equitable and sustainable access to quality affordable rental housing across
America, our Multifamily business works primarily with our DUS lender network. During 2023, our top five multifamily lenders, in the aggregate, accounted for 48% of our multifamily business volume, compared with 49% in 2022. Two of our lenders, Walker & Dunlop and Berkadia, accounted for 13% and 10% respectively, of our 2023 multifamily business volume. No other lenders accounted for 10% or more of our multifamily business volume in 2023.
We have a diversified funding base of domestic and international investors. Purchasers of multifamily Fannie Mae MBS include fund managers, commercial banks, pension funds, insurance companies, corporations, state and local governments, and other municipal authorities. We also have separate investor bases for our back-end credit risk transactions. Our Multifamily Connecticut Avenue SecuritiesTM (“MCASTM”) investors include fund managers, hedge funds and insurance companies, while our Multifamily CIRTTM (“MCIRTTM”) transactions are executed with insurers and reinsurers.
Multifamily Competition
Overview
We compete to acquire multifamily mortgage assets in the secondary mortgage market and to issue multifamily mortgage-related securities to investors. Our primary competitors for the acquisition of multifamily mortgage assets and issuance of multifamily mortgage-related securities are Freddie Mac, life insurers, U.S. banks and thrifts, other institutional investors, Ginnie Mae, and private-label issuers of commercial mortgage-backed securities. Competition in these activities is significantly affected by both our and our competitors’ pricing, credit standards and loan structures, lender preferences, investor demand for our and our competitors’ mortgage-related securities, market conditions, and actions we take to support affordable multifamily housing. Our competitive environment also may be affected by many other factors, including direction from FHFA; changes in our obligations under our senior preferred stock purchase agreement with Treasury; changes in our capital requirements; and new legislation or regulation applicable to us, our lenders or our investors. See “Business—Conservatorship and Treasury Agreements,” “Business—Legislation and
Regulation,” and “Risk Factors” for information on matters that could affect our business and competitive environment.

MD&A | Multifamily Business | Multifamily Primary Business Activities

Fannie Mae 2023 Form 10-K	103
Multifamily Mortgage-Related Securities Issuance Share
The chart below displays our estimated share of multifamily mortgage-related securities issuances during the twelve months ended as of September 30, 2023, the latest date available, as compared with that of our primary competitors for the issuance of multifamily mortgage-related securities.
2023 Multifamily Mortgage-Related Securities Issuances Share(1)
(1)According to the American Council of Life Insurers (“ACLI”), Trepp, Mortgage Bankers Association and Fannie Mae Multifamily Economic
Research Group. Our mortgage-related securities do not include resecuritizations issued through our Fannie Mae GeMS program.
Multifamily Mortgage Debt Outstanding
As shown in the chart below, we have remained a continuous source of liquidity in the U.S. multifamily market. Our financing of an estimated 21% of the mortgage debt outstanding in the country represents the largest share of any market participant.
Multifamily Mortgage Debt Outstanding(1)
(Dollars in trillions)
(1)Multifamily mortgage debt outstanding as of September 30, 2023 is based on the Federal Reserve’s December 2023 mortgage debt outstanding release, the latest date for which the Federal Reserve has estimated mortgage debt outstanding for multifamily residences.
Prior-period amounts have been updated to reflect revised historical data from the Federal Reserve.

MD&A | Multifamily Business | Multifamily Competition

Fannie Mae 2023 Form 10-K	104
Multifamily Mortgage Market
Multifamily market fundamentals, which include factors such as vacancy rates and rent growth, softened during the fourth quarter of 2023, due to elevated levels of new supply entering the U.S. housing market.
•Vacancy rates. Based on preliminary third-party data, we estimate that the national multifamily vacancy rate for institutional investment-type apartment properties increased to 6.0% as of December 31, 2023, compared with
5.8% as of September 30, 2023 and 5.5% as of December 31, 2022. The estimated average national multifamily vacancy rate over the last 15 years remained at approximately 5.8%.
•Rents. Based on preliminary third-party data, we estimate that rent growth turned negative during the fourth quarter of 2023, declining by 0.7%, compared with an increase of 0.5% in the third quarter of 2023 and a decline of 0.8% in the fourth quarter of 2022. As a result, rent growth for 2023 was below average at just 0.8%.
Vacancy rates and rents are important to loan performance because multifamily loans are generally repaid from the cash flows generated by the underlying property. Several years of low vacancy rates and rising rents helped to increase property values in most metropolitan areas, but that trend reversed starting in early 2023. Based on preliminary multifamily property sales data, transaction volumes for the fourth quarter of 2023 remained well below average levels.
Available data suggests that multifamily property capitalization rates, the indicated rate of return on investment of a commercial property, increased slightly in the fourth quarter of 2023 and are estimated to have increased by about 60 basis points year-over-year.
We estimate that more than 500,000 multifamily units were delivered to the U.S. housing market in 2023. Multifamily construction underway remains elevated, with more than 1,000,000 units underway. We expect new multifamily deliveries in 2024 will remain elevated and near 2023 levels.
We believe vacancy levels could rise later this year to 6.25% and rent growth will remain below recent averages, in the
1.0% to 1.5% range, as a result of rising levels of consumer debt, elevated new construction completions, and anticipated slowing job growth.
Multifamily Business Metrics
Multifamily New Business Volume
The chart below displays our new loan acquisitions by unpaid principal balance and number of units financed.
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
We are subject to an annual multifamily loan purchase cap set by FHFA. In 2023, we remained below our multifamily volume cap of $75 billion. For 2024, FHFA has reduced our multifamily volume cap to $70 billion. Consistent with the
2023 cap, a minimum of 50% of our 2024 multifamily loan purchases must be mission-driven, focused on specified affordable and underserved market segments. For 2024, FHFA has exempted from the volume cap loans financing workforce housing properties meeting specified criteria that preserve long-term affordability for the properties. See “Risk

MD&A | Multifamily Business | Multifamily Mortgage Market

Fannie Mae 2023 Form 10-K	105
Factors—GSE and Conservatorship Risk” for information on how conservatorship requirements such as these may affect our business activities.
Multifamily Securities Issuances
We securitize the vast majority of multifamily mortgage loans we acquire through lender swap transactions. We also support liquidity in the market by issuing structured MBS backed by multifamily Fannie Mae MBS, including through our
Fannie Mae GeMSTM program.
Multifamily Fannie Mae MBS Issuances
(Dollars in billions)
(1)A portion of structured securities issuances may be backed by Fannie Mae MBS issued during the same period and held by Fannie Mae.
Structured securities backed by Fannie Mae MBS that are issued by a third party are not included in the multifamily Fannie Mae MBS structured security issuance amounts.

MD&A | Multifamily Business | Multifamily Business Metrics

Fannie Mae 2023 Form 10-K	106
Multifamily Guaranty Book of Business and Average Charged Guaranty Fee
The chart below displays the unpaid principal balance and average charged guaranty fee related to our multifamily guaranty book of business.
Multifamily Guaranty Book of Business and Charged Fee(1)
(Dollars in billions)
(1)For information reported in this “Multifamily Business” section, our multifamily guaranty book of business is measured using the unpaid principal balance of mortgage loans underlying Fannie Mae MBS. By contrast, the multifamily guaranty book of business presented in the
“Composition of Fannie Mae Guaranty Book of Business” table in the “Guaranty Book of Business” section is based on the unpaid principal balance of Fannie Mae MBS outstanding. These amounts differ primarily as a result of payments we receive on underlying loans that have not yet been paid to the MBS holders.
(2)Our multifamily guaranty book of business primarily consists of multifamily mortgage loans underlying Fannie Mae MBS outstanding, multifamily mortgage loans of Fannie Mae held in our retained mortgage portfolio, and other credit enhancements that we provide on multifamily mortgage assets. It does not include non-Fannie Mae multifamily mortgage-related securities held in our retained mortgage portfolio for which we do not provide a guaranty.
Our multifamily guaranty book of business grew 7% in 2023 to $470.4 billion, driven by our acquisitions combined with low prepayment volumes due to the high interest rate environment.
The average charged guaranty fee on our multifamily guaranty book of business decreased in 2023 compared with
2022, primarily due to lower average charged fees on our 2023 acquisitions as compared with the existing loans in our multifamily guaranty book of business.
Our average charged guaranty fee represents the return we earn as compensation for the credit risk we assume on our multifamily guaranty book of business. It is impacted by the rate at which loans in our book of business turn over as well as the guaranty fees we charge on new business volumes, which are set at the time we acquire the loans. Our multifamily guaranty fee pricing is primarily based on the individual credit risk characteristics of the loans we acquire and the aggregate credit risk characteristics of our multifamily guaranty book of business. Our multifamily guaranty fee pricing is also influenced by external forces, such as the availability of other sources of liquidity, our mission-related goals, the FHFA volume cap, interest rates, MBS spreads, and the management of the overall composition of our multifamily guaranty book of business.

MD&A | Multifamily Business | Multifamily Business Metrics

Fannie Mae 2023 Form 10-K	107
Multifamily Business Financial Results
This section provides a discussion of the primary components of net income for our Multifamily Business.

Multifamily Business Financial Results(1)
	For the Year Ended December 31,			Variance
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
	(Dollars in millions)
Net interest income	$4,544	$4,687	$4,158	$(143)	$529
Fee and other income	70	88	92	(18)	(4)
Net revenues	4,614	4,775	4,250	(161)	525
Fair value gains (losses), net	73	(80)	(12)	153	(68)
Administrative expenses	(611)	(540)	(508)	(71)	(32)
Benefit (provision) for credit losses	(495)	(1,248)	530	753	(1,778)
Credit enhancement expense(2)	(231)	(261)	(239)	30	(22)
Change in expected credit enhancement recoveries(3)	117	257	(108)	(140)	365
Other expenses, net(4)	(301)	(214)	(87)	(87)	(127)
Income before federal income taxes	3,166	2,689	3,826	477	(1,137)
Provision for federal income taxes	(613)	(536)	(777)	(77)	241
Net income	$2,553	$2,153	$3,049	$400	$(896)
(1)See “Note 11, Segment Reporting” for information about our segment allocation methodology.
(2)Primarily consists of costs associated with our MCIRT and MCAS programs as well as amortization expense for certain lender risk-sharing programs.
(3)Consists of change in benefits recognized from our freestanding credit enhancements that primarily relate to our DUS lender risk-sharing.
(4)Consists of investment gains or losses, expenses associated with legal claims, foreclosed property income (expense), gains or losses from partnership investments, debt extinguishment gains or losses, and other income or expenses.
Net interest income

$4,158
$4,687
$4,544
2021
2022
2023
(Dollars in millions)

Multifamily net interest income decreased in 2023
compared with 2022 primarily due to lower yield
maintenance income as a result of fewer
prepayments, as well as lower average charged
guaranty fees, partially offset by an increase in our
multifamily guaranty book of business.

MD&A | Multifamily Business | Multifamily Business Financial Results

Fannie Mae 2023 Form 10-K	108
Benefit (provision) for credit losses

$530
$(1,248)
$(495)
2021
2022
2023
(Dollars in millions)

Provision for credit losses in 2023 was primarily driven
by changes in loan activity and provision from actual
and projected economic data, as decreasing
multifamily property values throughout 2023 resulted
in higher estimated LTV ratios in our multifamily
guaranty book of business.

Provision for credit losses in 2022 was primarily driven
by our expectation of increased probability of default
and greater expected severity of loss on our seniors
housing portfolio, as well as higher actual and
projected interest rates.

Multifamily Mortgage Credit Risk Management
Our strategy for managing multifamily mortgage credit risk consists of the following primary components:
•our acquisition and servicing policies along with our underwriting and servicing standards;
•guaranty book diversification and monitoring;
•the transfer of mortgage credit risk to third parties; and
•management of problem loans.
The credit risk profile of a loan in our multifamily guaranty book of business is primarily influenced by:
•the current and anticipated cash flows from the property;
•the type and location of the property;
•the condition and value of the property;
•the financial strength of the borrower;
•market trends; and
•the structure of the financing.
These and other factors affect both the amount of expected credit loss on a given loan and the sensitivity of that loss to changes in the economic environment. These factors and our strategy for managing multifamily mortgage credit risk are described in more detail below.
Multifamily Acquisition Policy and Underwriting Standards
Our Multifamily business is responsible for pricing and managing the credit risk on our multifamily guaranty book of business. Multifamily loans that we purchase or that back Fannie Mae MBS are underwritten by a Fannie Mae-approved lender and may be subject to our underwriting review prior to closing, depending on the product type, loan size, market and/or other factors. Our underwriting standards generally include, among other things, property cash flow analysis and third-party appraisals. We periodically refine our underwriting standards based on changes in our risk appetite.
Our standards for multifamily loans specify maximum original LTV ratio and minimum original DSCR values that vary based on loan characteristics. Our experience has been that original LTV ratio and DSCR values have been reliable indicators of future credit performance. We limit acquisitions of multifamily loans with original LTV ratios greater than
80% or with original DSCRs of 1.25 or less, as they pose more credit risk than we typically seek. The percentage of our new multifamily business volume acquired in 2023 with original LTV ratios greater than 80% was approximately 1%, compared with less than 0.5% in 2022. The percentage of new multifamily business volume acquired in 2023 with original DSCRs (based on actual debt service payments) of 1.25 or less was approximately 2%, compared with approximately 3% in 2022.
Multifamily Guaranty Book Diversification and Monitoring
Diversification within our multifamily guaranty book of business by geographic concentration, term to maturity, interest rate structure, borrower concentration, loan size, property type, and credit enhancement coverage are important factors that influence credit performance and may help reduce our credit risk.

MD&A | Multifamily Business | Multifamily Business Financial Results

Fannie Mae 2023 Form 10-K	109
As part of our ongoing credit risk management process, we and our lenders monitor the performance and risk characteristics of our multifamily loans and the underlying properties on an ongoing basis throughout the loan term at the asset and portfolio level. We generally require lenders to provide quarterly and/or annual financial updates for multifamily loans. We closely monitor loans with an estimated current DSCR below 1.0, as that is an indicator of heightened default risk. We also monitor property condition, and, if issues are found through a property inspection, borrowers are given an opportunity to remediate the issues. In infrequent cases, where the borrower chooses not to complete the repairs, the loans may be referred to foreclosure.
We manage our exposure to interest-rate risk and monitor changes in interest rates, which can impact multiple aspects of our multifamily loans. Interest rates increased significantly during 2022 and most of 2023. While we are not currently predicting interest rates to generally increase in 2024, interest rates could increase further. Rising interest rates may reduce the ability of multifamily borrowers to refinance their loans, which often have balloon balances at maturity. We have a team that proactively manages upcoming loan maturities to minimize losses on maturing loans. This team assists lenders and borrowers with timely and appropriate refinancing of maturing loans with the goal of reducing defaults and foreclosures related to these loans. We provide information on the maturity schedule of our multifamily loans in “Multifamily Problem Loan Management and Foreclosure Prevention—Multifamily Maturity information” below and in our quarterly financial supplements, which we furnish to the SEC with current reports on Form 8-K and make available on our website. Information in our quarterly financial supplements is not incorporated by reference into this report.
Additionally, in a rising interest rate environment, multifamily borrowers with adjustable-rate mortgages will have higher monthly payments, which may lower their DSCRs. We generally require multifamily borrowers with adjustable-rate mortgages to purchase and maintain interest rate caps through the life of the loan to protect against large movements in rates as well as maintain escrows at our servicers to reserve for the cost of replacing these caps. Purchasing or replacing required interest rate caps, especially those with longer terms and/or lower capped interest rates, becomes more expensive as interest rates rise. These elevated costs in recent periods have added pressure to borrowers’ ability to make payments and contributed to the increase in our multifamily serious delinquency rate and criticized loan population in 2023. In the recent high interest rate environment, most multifamily borrowers with adjustable-rate mortgages have started receiving payments from their interest rate cap providers, which helps to defray the higher cost of debt service and escrow payments. We actively monitor these interest-rate related risks as part of our risk management process.
In addition to the factors discussed above, we track the following credit risk characteristics to determine loan credit quality indicators, which are the internal risk categories we use and which are further discussed in “Note 4, Mortgage
Loans”:
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
We also monitor for risks manifesting within specific property types. A property type we continue to monitor closely is seniors housing. In our book of business, seniors housing is primarily comprised of independent living and assisted living facilities, some of which may have a limited capacity devoted to memory care. Seniors housing loans constituted
3% of our multifamily guaranty book of business as of December 31, 2023, based on unpaid principal balance, of which
38% were adjustable-rate mortgages. Seniors housing properties are still recovering from being disproportionately affected by the COVID-19 pandemic and economic trends, higher operating costs exacerbated by the increase in inflation, and higher short-term interest rates for adjustable-rate mortgages, resulting in increased costs for these borrowers. We continue to monitor seniors housing loans in our multifamily guaranty book of business closely and actively manage loans that may be at risk of further deterioration or default.

MD&A | Multifamily Business | Multifamily Mortgage Credit Risk Management

Fannie Mae 2023 Form 10-K	110
The following table displays our multifamily business volumes and our multifamily guaranty book of business, based on certain key risk characteristics that we use to evaluate the risk profile and credit quality of our multifamily loans.
We provide additional information on the credit characteristics of our multifamily loans in quarterly financial supplements, which we furnish to the SEC with current reports on Form 8-K and make available on our website.
Information in our quarterly financial supplements is not incorporated by reference into this report.

Key Risk Characteristics of Multifamily Business Volume and Guaranty Book of Business
	Multifamily Business Volume at Acquisition(1) For the Year Ended December 31,			Multifamily Guaranty Book of Business(2) As of December 31,
	2023	2022	2021	2023	2022	2021
LTV ratio:
Weighted-average original LTV ratio	59%	59%	65%	63%	64%	65%
DSCR:
Weighted-average DSCR(1)	1.6	1.9	2.3	2.0	2.2	2.1
DSCR less than or equal to 1.0(1)	—	—	—	4%	3%	2%
Loan amount and count:
Average loan amount (in millions)	$19	$19	$17	$16	$16	$14
Loan count	2,812	3,572	4,203	28,926	28,023	28,856
Interest rate type:
Fixed interest rate	99%	78%	89%	91%	89%	91%
Adjustable interest rate	1	22	11	9	11	9
Total	100%	100%	100%	100%	100%	100%
Amortization type:
Full interest-only	63%	53%	40%	42%	38%	33%
Partial interest-only(2)	32	39	50	46	49	51
Fully amortizing	5	8	10	12	13	16
Total	100%	100%	100%	100%	100%	100%
Asset class type:
Conventional/co-op	92%	93%	93%	89%	88%	88%
Seniors housing	1	1	1	3	4	4
Student housing	1	2	1	3	3	4
Manufactured housing	6	4	5	5	5	4
Total	100%	100%	100%	100%	100%	100%
Affordable(3)	12%	13%	13%	12%	12%	11%
Small balance loans(4)	40%	38%	44%	48%	50%	54%
Geographic concentration:(5)
Midwest	13%	15%	12%	12%	12%	11%
Northeast	12	12	16	15	15	15
Southeast	32	31	28	27	27	27
Southwest	24	25	24	22	22	22
West	19	17	20	24	24	25
Total	100%	100%	100%	100%	100%	100%
(1)For our business volumes, the DSCR is calculated using the actual debt service payments for the loan. For our book of business, our estimates of current DSCRs are based on the latest available income information covering a 12 month period, from quarterly and annual statements for these properties including the related debt service. When an annual statement is the latest statement available, it is used.
When operating statement information is not available, the underwritten DSCR is used. Co-op loans are excluded from this metric.
(2)Consists of mortgage loans that were underwritten with an interest-only term, regardless of whether the loan is currently in its interest-only period.

MD&A | Multifamily Business | Multifamily Mortgage Credit Risk Management

Fannie Mae 2023 Form 10-K	111
(3)Represents Multifamily Affordable Housing (“MAH”) loans, which are defined as financing for properties that are under an agreement that provides long-term affordability, such as properties with rent subsidies or income restrictions. MAH loans are included within the asset class categories referenced above.
(4)Small balance loans refer to multifamily loans with an original unpaid principal balance of up to $9 million nationwide. We changed our definition of small multifamily loans in the third quarter of 2023 to increase the loan amounts from up to $6 million nationwide to up to $9 million nationwide. The updated definition has been applied to all loans in the current multifamily guaranty book of business, including loans that were acquired under previous small loan definitions. Small balance loans are included within the asset class categories referenced above. We present this metric based on loan count rather than unpaid principal balance.
(5)Midwest consists of IL, IN, IA, MI, MN, NE, ND, OH, SD and WI. Northeast consists of CT, DE, ME, MA, NH, NJ, NY, PA, PR, RI, VT and
VI. Southeast consists of AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA and WV. Southwest consists of AZ, AR, CO, KS, LA, MO, NM, OK,
TX and UT. West consists of AK, CA, GU, HI, ID, MT, NV, OR, WA and WY.
Transfer of Multifamily Mortgage Credit Risk
Overview
Lender risk-sharing is a cornerstone of our Multifamily business. We primarily transfer risk through our DUS program, which is described under “Multifamily Primary Business Activities—Delegated Underwriting and Servicing Program.” To
complement our DUS front-end lender-risk sharing program, we also engage in back-end credit risk transfer transactions through our MCIRT and MCAS programs.
Front-End Credit Risk Sharing
Our DUS model typically results in our lenders sharing approximately one-third of the credit risk on our multifamily loans, either on a pro-rated or tiered basis. Lenders who share on a tiered basis typically absorb losses on the first 5%
of the unpaid principal balance of a loan at the time of loss settlement, and above 5% share a percentage of the loss with us, with the maximum loss capped at 20% of the original unpaid principal balance of the loan. Among our DUS network, bank lenders tend to use pro-rated loss sharing, as it results in more favorable regulatory capital requirements for them, while non-depository lenders vary based on preference.
The chart below displays the percentage of credit risk retained by Fannie Mae or transferred to third parties under our typical DUS lender risk-sharing arrangements. As of December 31, 2023, 42% of our multifamily guaranty book of business was covered by tiered loss sharing and 57% was covered by pro-rated loss sharing.
Principal Types of Multifamily DUS Loss Sharing

Tiered		100% of UPB	Pro-rated
90%	10%		2/3	1/3

		25% of UPB
75%	25%

		5% of UPB
100%

Fannie Mae	DUS Lender
In certain situations, we do not allow DUS lenders to fully share in one-third of the credit risk, but have them share in a smaller portion, to reduce the risk that the counterparty will fail to meet its loss sharing responsibility to us. We establish lender-specific loss-sharing limits for individual transactions based on loan size, lender financial performance, and lender creditworthiness, among other factors. Lenders may also request lower loss sharing outside of these pre-set limits for specific transactions, which is assessed on a case-by-case basis. When loss sharing is reduced on a loan, the

MD&A | Multifamily Business | Multifamily Mortgage Credit Risk Management

Fannie Mae 2023 Form 10-K	112
servicing fee we pay to the lender is reduced and our guaranty fee is increased to reflect the lower credit risk retained by the lender.
Non-DUS lenders, which represent a small portion of our multifamily guaranty book of business, typically share or absorb losses based on a negotiated percentage of the loan or the pool balance. As a result of our lender risk-sharing agreements, our maximum potential loss recovery from both DUS and non-DUS loans represented approximately 24%
of the unpaid principal balance of our multifamily guaranty book of business as of December 31, 2023.
Back-End Credit Risk Sharing
Our back-end MCAS and MCIRT credit risk transfer programs transfer a portion of the credit risk associated with a reference pool of multifamily mortgage loans to insurers, reinsurers, or investors. These credit-risk sharing transactions were primarily designed to further reduce the capital requirements associated with loans in the reference pool, which reflects the benefit of additional credit risk protection in the event of a stress environment. While we transfer multifamily credit risk through front-end lender risk-sharing at the time of acquisition, our multifamily back-end credit risk transfer activity occurs later, sometimes a year or more after acquisition.
In 2023, we entered into two new multifamily credit risk transfer transactions, transferring mortgage credit risk through our MCIRT and MCAS programs. The factors that we expect will affect the extent to which we engage in multifamily credit risk transfer transactions in the future and the structure of those transactions include our risk appetite, future market conditions, the cost of the transactions, FHFA guidance or requirements (including FHFA’s scorecard), the capital relief provided by the transactions, and our overall business and capital plans.
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

Multifamily Loans in Back-End Credit Risk Transfer Transactions
	As of December 31,
	2023		2022
	Unpaid Principal Balance	Percentage of Multifamily Guaranty Book of Business	Unpaid Principal Balance	Percentage of Multifamily Guaranty Book of Business
	(Dollars in millions)
MCIRT	$89,517	19%	$87,682	20%
MCAS	48,476	10	25,071	6
Total	$137,993	29%	$112,753	26%
Multifamily Problem Loan Management
We employ proactive management and monitoring of our multifamily guaranty book, which are designed to keep credit losses and delinquencies to a low level relative to our multifamily guaranty book of business.
Credit Performance Statistics on Multifamily Problem Loans
The percentage of our loans in our multifamily guaranty book of business that are criticized increased as of December
31, 2023 compared with December 31, 2022, primarily driven by the recent elevated interest-rate environment. This has increased the number of properties reporting low DSCRs in their latest operating statement, particularly those properties financed with adjustable-rate mortgages. The criticized loans category substantially consists of loans classified as
“Substandard” and also includes loans classified as “Special Mention” or “Doubtful.” Substandard loans are loans that have a well-defined weakness that could impact their timely full repayment. While the majority of the substandard loans in our multifamily guaranty book of business are currently making timely payments, we continue to monitor the performance of our substandard loan population. For more information on our credit quality indicators, including our population of substandard loans, see “Note 4, Mortgage Loans.”
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
with multifamily loans in our guaranty book of business. Typically, higher serious delinquency rates result in a higher allowance for loan losses.

MD&A | Multifamily Business | Multifamily Mortgage Credit Risk Management

Fannie Mae 2023 Form 10-K	113
Our multifamily serious delinquency rate increased to 0.46% as of December 31, 2023, compared with 0.24% as of
December 31, 2022, primarily driven by stress in our seniors housing loans. Over half of our seriously delinquent multifamily loan population as of December 31, 2023 was comprised of seniors housing loans. The percentage of loans in our multifamily guaranty book of business that were 180 days or more delinquent was 0.29% as of December 31,
2023 compared with 0.15% as of December 31, 2022.
We actively pursue loss mitigation actions when appropriate, such as loan workouts, which may resolve delinquencies.
If appropriate workouts cannot be achieved, the loans are foreclosed upon. Our loss mitigation actions and foreclosures have contributed to a decline in our multifamily serious delinquency rate from 0.54% as of September 30, 2023. We expect these activities will continue into 2024, which may further decrease our multifamily serious delinquency rate.
In addition to the credit performance information on our multifamily loans provided in this report, we provide additional information about the performance of our multifamily loans that back MBS and whole loan REMICs in the “Data
Collections” section of our DUS Disclose® tool, available at www.fanniemae.com/dusdisclose. Information on our website is not incorporated into this report.
Multifamily REO Management
As of December 31, 2023, we held 61 multifamily REO properties with a carrying value of $378 million, compared with
28 properties with a carrying value of $278 million as of December 31, 2022. The increase in foreclosure activity was primarily driven by properties included in a specific seniors housing portfolio that was written off during 2023. Only a portion of the properties associated with this portfolio completed the foreclosure process in 2023. We expect a majority of the remaining properties in this portfolio will complete the foreclosure process in the first half of 2024; however, we expect the foreclosure process to take longer for other properties in the portfolio that are located in certain judicial foreclosure states with historically long foreclosure timelines.
Multifamily Credit Loss Performance Metrics
The amount of multifamily credit losses or gains we realize in a given period is driven by foreclosures, pre-foreclosure sales, post-foreclosure REO activity and other events that trigger write-offs and recoveries. Our multifamily credit loss performance metrics are not defined terms and may not be calculated in the same manner as similarly titled measures reported by other companies. For the purposes of our multifamily credit loss performance metrics, credit losses or gains represent write-offs net of recoveries and foreclosed property income or expense. We believe our multifamily credit losses, and our multifamily credit losses net of freestanding loss-sharing arrangements, provide useful information about our multifamily credit performance because they display our multifamily credit losses in the context of our multifamily guaranty book of business, including changes to the benefit we expect to receive from loss-sharing arrangements.
Management views multifamily credit losses, net of freestanding loss-sharing arrangements, as a key metric related to our multifamily business model and our strategy to share multifamily credit risk.

MD&A | Multifamily Business | Multifamily Mortgage Credit Risk Management

Fannie Mae 2023 Form 10-K	114
The table below displays the components of our multifamily credit loss performance metrics, as well as our multifamily initial write-off severity rate and write-off loan count.

Multifamily Credit Loss Performance Metrics
	For the Year Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Write-offs(1)	$(401)	$(43)	$(59)
Recoveries	59	23	49
Foreclosed property expense	(174)	(40)	(19)
Credit losses	(516)	(60)	(29)
Change in expected benefits from freestanding loss-sharing arrangements(2)	41	(2)	21
Credit losses, net of freestanding loss-sharing arrangements	$(475)	$(62)	$(8)

Credit loss ratio (in bps)(3)	(11.3)	(1.4)	(0.7)
Credit loss ratio, net of freestanding loss-sharing arrangements (in bps)(2)(3)	(10.4)	(1.5)	(0.2)
Multifamily initial write-off severity rate(4)(5)	8%	5%	13%
Multifamily write-off loan count(6)	18	9	26
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
Our multifamily credit losses increased in 2023 compared with 2022, primarily driven by the write-off of $300 million related to a seniors housing portfolio during 2023 as well as an increase in foreclosed property expenses due to an increase in multifamily REO properties in 2023, as discussed in “Multifamily REO Management.”

MD&A | Multifamily Business | Multifamily Mortgage Credit Risk Management

Fannie Mae 2023 Form 10-K	115
Multifamily Maturity Information
The below table shows the contractual maturities and interest rate sensitivities of our multifamily mortgage loan portfolio as recorded on our consolidated balance sheets. Although loans in our consolidated portfolio have varying contractual terms, the actual life of the loans may be less than their contractual term as a result of prepayment.

Multifamily Loans: Maturities and Terms of the Consolidated Mortgage Loan Portfolio(1)
	As of December 31, 2023
	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years but within 15 years	Greater than 15 years	Total
	(Dollars in millions)
Multifamily mortgage loan portfolio:(2)
Loans held for investment:
Of Fannie Mae	$330	$1,797	$511	$24	$2,662
Of consolidated trusts	11,994	141,807	299,386	5,893	459,080
Total unpaid principal balance of multifamily mortgage loans	12,324	143,604	299,897	5,917	461,742
Cost basis adjustments, net					(1,500)
Total multifamily mortgage loans(2)	$12,324	$143,604	$299,897	$5,917	$460,242
Multifamily mortgage loan portfolio by interest rate sensitivity:
Fixed-rate	$11,601	$131,314	$275,132	$5,787	$423,834
Adjustable-rate	723	12,290	24,765	130	37,908
Total unpaid principal balance of multifamily mortgage loans	$12,324	$143,604	$299,897	$5,917	$461,742
(1)We report the scheduled repayments in the maturity category in which the payment is due, such that a loan’s balance may be presented across multiple maturity categories.
(2)Excludes accrued interest receivable. The unpaid principal balance of multifamily loans is based on the amount of contractual unpaid principal balance due and excludes any write-offs for amounts deemed uncollectible. Those write-offs are presented as a component of cost basis adjustments, net.

MD&A | Multifamily Business | Multifamily Mortgage Credit Risk Management

Fannie Mae 2023 Form 10-K	116
Consolidated Credit Ratios and Select Credit Information

The table below displays select credit ratios on our single-family conventional guaranty book of business and our multifamily guaranty book of business, as well as the inputs used in calculating these ratios.

Consolidated Credit Ratios and Select Credit Information
	As of
	December 31, 2023			December 31, 2022
	Single-family	Multifamily	Consolidated Total	Single-family	Multifamily	Consolidated Total
	(Dollars in millions)
Credit loss reserves as a percentage of:
Guaranty book of business	0.18%	0.44%	0.21%	0.26%	0.43%	0.28%
Nonaccrual loans at amortized cost	28.50	109.21	34.51	90.69	86.86	90.03

Nonaccrual loans as a percentage of:
Guaranty book of business	0.65%	0.40%	0.62%	0.29%	0.50%	0.31%

Select financial information used in calculating credit ratios:
Credit loss reserves(1)	$(6,696)	$(2,064)	$(8,760)	$(9,554)	$(1,911)	$(11,465)
Guaranty book of business(2)	3,636,735	470,398	4,107,133	3,635,237	440,424	4,075,661
Nonaccrual loans at amortized cost	23,497	1,890	25,387	10,535	2,200	12,735

Components of credit loss reserves:
Allowance for loan losses	$(6,671)	$(2,059)	$(8,730)	$(9,443)	$(1,904)	$(11,347)
Allowance for accrued interest receivable	(25)	—	(25)	(111)	—	(111)
Reserve for guaranty losses(3)	—	(5)	(5)	—	(7)	(7)
Total credit loss reserves(1)	$(6,696)	$(2,064)	$(8,760)	$(9,554)	$(1,911)	$(11,465)
(1)Our multifamily credit loss reserves exclude the expected benefit of freestanding credit enhancements on multifamily loans of $599 million as of December 31, 2023 and $492 million as of December 31, 2022, which are recorded in “Other assets” in our consolidated balance sheets.
(2)Represents conventional guaranty book of business for single-family.
(3)Reserve for guaranty losses is recorded in “Other liabilities” in our consolidated balance sheets.
Our single-family nonaccrual loans increased as of December 31, 2023 compared with December 31, 2022 as delinquent loans that may have previously been subject to our COVID-19 nonaccrual policy, which maintained loans on accrual status for at least six months of delinquency, no longer met the requirements of the COVID-19-related guidance effective January 1, 2023. Under our current nonaccrual policy, we generally place a loan on nonaccrual status when the loan is three or more months past due. As a result, the balance of loans on nonaccrual status increased.
The balance of multifamily loans on nonaccrual decreased as of December 31, 2023 compared with December 31,
2022, primarily as a result of loans returning to accrual status after the completion of a performance period. In addition, write-offs during 2023 reduced the amortized cost of multifamily loans on nonaccrual as of December 31, 2023 compared with December 31, 2022.
Our credit loss reserves decreased as of December 31, 2023 compared with December 31, 2022 primarily as a result of a benefit for credit losses, which reduced our allowance for loan losses, as we describe in “Consolidated Results of
Operations—Benefit (Provision) for Credit Losses.”

MD&A | Consolidated Credit Ratios and Select Credit Information

Fannie Mae 2023 Form 10-K	117

Consolidated Write-off Ratio and Select Credit Information
	For the Year Ended December 31,
	2023			2022			2021
	Single- family	Multifamily	Total	Single- family	Multifamily	Total	Single- family	Multifamily	Total
	(Dollars in millions)
Select credit ratio:
Write-offs, net of recoveries, as a percentage of the average guaranty book of business (in bps)	1.8	7.5	2.5	1.7	0.5	1.6	*	0.2	*

Select financial information used in calculating credit ratio:
Write-offs(1)	$881	$401	$1,282	$890	$43	$933	$423	$59	$482
Recoveries	(210)	(59)	(269)	(288)	(23)	(311)	(430)	(49)	(479)
Write-offs, net of recoveries	$671	$342	$1,013	$602	$20	$622	$(7)	$10	$3
Average guaranty book of business(2)	$3,634,426	$455,137	$4,089,563	$3,585,714	$425,695	$4,011,409	$3,351,036	$401,358	$3,752,394
*Represents credit ratio of less than 0.05 bps.
(1)Represents write-offs when a loan is determined to be uncollectible. For single-family, also includes any write-offs upon the redesignation of mortgage loans from HFI to HFS.
(2)Average guaranty book of business is based on quarter-end balances.
For discussion on the drivers of single-family write-offs for 2023, see “Single-Family Business—Single-Family Mortgage
Credit Risk Management—Single-Family Problem Loan Management—Single-Family Credit Loss Performance Metrics
and Loan Sale Performance.”
For discussion on the drivers of multifamily write-offs for 2023, see “Multifamily Business—Multifamily Mortgage Credit
Risk Management—Multifamily Credit Loss Performance Metrics.”
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
•proceeds from the sale of mortgage-related securities, mortgage loans, corporate liquidity portfolio assets, and foreclosed real estate assets;

MD&A | Consolidated Credit Ratios and Select Credit Information

Fannie Mae 2023 Form 10-K	118
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
•payments of federal income taxes;
•payments of TCCA fees to Treasury; and
•payments associated with our credit risk transfer program expenses.
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
•changes by investors in how they view our debt or regulatory changes causing our debt to no longer be considered a high-quality liquid asset;
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
•loss of demand for our debt, or certain types of our debt, from a significant number of investors;
•a significant credit or operational (including cybersecurity) event involving us or one of our major institutional counterparties; or
•a sudden catastrophic operational failure in the financial sector.
See “Risk Factors” for a discussion of the risks we face relating to:
•the uncertain future of our company;

MD&A | Liquidity and Capital Management

Fannie Mae 2023 Form 10-K	119
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
As of December 31, 2023, we were in compliance with these requirements.
We execute operational testing of our ability to rely upon our U.S. Treasury collateral to obtain financing. We enter into relatively small repurchase agreements to confirm that we have the operational and systems capability to do so. In addition, we have positioned collateral in advance to clearing banks in the event we seek to enter into repurchase agreements in the future. We do not, however, have committed repurchase agreements with specific counterparties, as historically we have not relied on this form of funding. As a result, our use of such facilities and our ability to enter into them in significant dollar amounts may be challenging in a stressed market environment. See “Corporate Liquidity
Portfolio” for further discussions of our alternative sources of liquidity if our access to the debt markets were to become limited.
While our liquidity contingency planning attempts to address stressed market conditions and our status in conservatorship, we believe accessing all liquidity sources in those plans could be difficult or impossible to execute under stressed conditions for a company of our size in our circumstances. See “Risk Factors—Liquidity and Funding
Risk” for a description of the risks associated with our ability to fund operations and our liquidity contingency planning.
Debt Funding
We separately present the debt from consolidations (“Debt of consolidated trusts”) and the debt issued by us (“Debt of
Fannie Mae”) in our consolidated balance sheets. This discussion regarding debt funding focuses on the debt of Fannie
Mae. We primarily fund our business through MBS issuances, retained earnings, and the issuance of a variety of short-
term and long-term debt securities in the domestic and international capital markets. Accordingly, we are subject to “roll over,” or refinancing, risk on our outstanding debt.
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
The unpaid principal balance of our aggregate indebtedness was $128.2 billion as of December 31, 2023. Pursuant to the terms of the senior preferred stock purchase agreement, we are prohibited from issuing debt without the prior consent of Treasury if it would result in our aggregate indebtedness exceeding our outstanding debt limit. The calculation of our indebtedness for purposes of complying with our debt limit reflects the unpaid principal balance and excludes debt basis adjustments and debt of consolidated trusts.

MD&A | Liquidity and Capital Management

Fannie Mae 2023 Form 10-K	120
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
The following chart and table display information on our outstanding short-term and long-term debt based on original contractual maturity. Our long-term debt continued to decrease in 2023 as our funding needs remained low and were primarily satisfied through cash and other liquid assets that accumulated in prior periods, as well as earnings retained from our operations. As a result, we did not replace all the long-term debt that matured during the year.
Debt of Fannie Mae1
(Dollars in billions)
(1)Outstanding debt balance consists of the unpaid principal balance, premiums and discounts, fair value adjustments, hedge-related basis adjustments and other cost basis adjustments. Reported amounts include net discount unamortized cost basis adjustments and fair value adjustments of $4.0 billion and $5.1 billion as of December 31, 2023 and 2022, respectively.
(2)Short-term debt was $17.3 billion and $10.2 billion as of December 31, 2023 and 2022, respectively.

Selected Debt Information
	As of December 31,
	2023	2022
	(Dollars in billions)
Selected Weighted-Average Interest Rates(1)
Interest rate on short-term debt	5.13%	3.93%
Interest rate on long-term debt, including portion maturing within one year	2.63	2.23
Interest rate on callable debt	2.41	1.79
Selected Maturity Data
Weighted-average maturity of debt maturing within one year (in days)	135	156
Weighted-average maturity of debt maturing in more than one year (in months)	46	52
Other Data
Outstanding callable debt(2)	$43.8	$43.3
Connecticut Avenue Securities debt(3)	2.8	5.2
(1)Excludes the effects of fair value adjustments and hedge-related basis adjustments.
(2)Includes short-term callable debt of $2.6 billion and $590 million as of December 31, 2023 and 2022, respectively.
(3)Represents CAS debt issued prior to November 2018. See “Single-Family Business—Single-Family Mortgage Credit Risk Management—
Single-Family Credit Enhancement and Transfer of Mortgage Credit Risk—Credit Risk Transfer Transactions” for information regarding our
Connecticut Avenue Securities.

MD&A | Liquidity and Capital Management

Fannie Mae 2023 Form 10-K	121
We intend to repay our short-term and long-term debt obligations as they become due primarily through cash from business operations, the sale of assets in our corporate liquidity portfolio and the issuance of additional debt securities.
For information on the maturity profile of our outstanding long-term debt for each of the years 2024 through 2028 and thereafter, see “Note 8, Short-Term and Long-Term Debt.”
Debt Funding Activity
The table below displays activity in debt of Fannie Mae. This activity excludes the debt of consolidated trusts and intraday borrowing. The reported amounts of debt issued and paid off during each period represent the face amount of the debt at issuance and redemption.

Activity in Debt of Fannie Mae
	For the Year Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Issued during the period:
Short-term:
Amount	$227,787	$137,310	$122,819
Weighted-average interest rate(1)	4.86%	1.56%	0.01%
Long-term:(2)
Amount	$8,636	$1,961	$2,815
Weighted-average interest rate	5.27%	3.54%	0.59%
Total issued:
Amount	$236,423	$139,271	$125,634
Weighted-average interest rate	4.87%	1.59%	0.03%

Paid off during the period:(3)
Short-term:
Amount	$220,645	$129,877	$132,199
Weighted-average interest rate(1)	4.18%	1.26%	0.02%
Long-term:(2)
Amount	$26,918	$72,570	$80,938
Weighted-average interest rate	1.65%	1.35%	0.75%
Total paid off:
Amount	$247,563	$202,447	$213,137
Weighted-average interest rate	3.91%	1.29%	0.30%
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
(3)Consists of all payments on debt, including regularly scheduled principal payments, payments at maturity, payments resulting from calls and payments for any other repurchases. Repurchases of debt and early retirements of zero-coupon debt are reported at original face value, which does not equal the amount of actual cash payment.

MD&A | Liquidity and Capital Management

Fannie Mae 2023 Form 10-K	122
Corporate Liquidity Portfolio
The chart below displays information on the composition of our corporate liquidity portfolio. In previous filings, we referred to our corporate liquidity portfolio as our “other investments portfolio.” The balance and composition of our corporate liquidity portfolio fluctuates as a result of changes in our cash flows, liquidity in the fixed-income markets, and our liquidity risk management framework and practices.
Corporate Liquidity Portfolio
(Dollars in billions)
(1)Cash equivalents are composed of overnight reverse repurchase agreements and U.S. Treasuries that have a maturity at the date of acquisition of three months or less.
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
The total amount of our off-balance sheet exposure related to unconsolidated Fannie Mae MBS net of any beneficial interest that we retain, and other financial guarantees was $227.5 billion as of December 31, 2023 and $246.7 billion as of December 31, 2022. The majority of the other financial guarantees consists of Freddie Mac securities backing Fannie
Mae structured securities. See “Guaranty Book of Business” and “Note 7, Financial Guarantees” for more information regarding our maximum exposure to loss on unconsolidated Fannie Mae MBS and Freddie Mac securities.
Our total outstanding liquidity commitments to advance funds for securities backed by multifamily housing revenue bonds totaled $4.5 billion as of December 31, 2023 and $4.8 billion as of December 31, 2022. These commitments require us to advance funds to third parties that enable them to repurchase tendered bonds or securities that are unable to be remarketed. We hold cash and cash equivalents in our corporate liquidity portfolio in excess of these commitments to advance funds.

MD&A | Liquidity and Capital Management

Fannie Mae 2023 Form 10-K	123
We make investments in various limited partnerships and similar legal entities, which consist of LIHTC investments, community investments and other entities. When we do not have a controlling financial interest in those entities, our consolidated balance sheets reflect only our investment rather than the full amount of the partnership’s assets and liabilities. See “Note 3, Consolidations and Transfers of Financial Assets—Unconsolidated VIEs” for information regarding our limited partnerships and similar legal entities.
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
•For information about the amounts, maturities and contractual interest rates of our obligations related to debt, see “Note 8, Short-Term and Long-Term Debt.”
•For information about our mortgage purchase commitments, leases and other purchase obligations, see “Note
17, Commitments and Contingencies.”
Our contractual obligations also include $2.2 billion in cash received as collateral, unrecognized tax benefits, and future cash payments due under our unconditional and legally binding obligations to fund LIHTC partnership investments and other partnerships. These amounts are recognized on our consolidated balance sheets under “Other liabilities.”
In addition, our short- and long-term liquidity and capital resource needs may be affected by our contractual obligations to make the payments listed below. The amounts of these payments are uncertain and will depend on future events:
•payments on our obligations to stand ready to perform under our guarantees relating to Fannie Mae MBS and other financial guarantees, including Fannie Mae commingled structured securities. The amount and timing of payments under these arrangements are generally contingent upon the occurrence of future events. For a description of the amount of our on- and off-balance sheet Fannie Mae MBS and other financial guarantees as of December 31, 2023, see “Guaranty Book of Business” and “Off-Balance Sheet Arrangements;”
•payments associated with our CIRT, CAS REMIC, MCAS, and CAS CLN transactions, the amount and timing of which are contingent upon the occurrence of future credit and prepayment events for the related reference pool of mortgage loans. For further details on these transactions, please see “Single-Family Business—Single-
Family Mortgage Credit Risk Management—Single-Family Credit Enhancement and Transfer of Mortgage
Credit Risk—Categories of Our Credit Risk Transfer Transactions” and “Multifamily Business—Multifamily
Mortgage Credit Risk Management—Transfer of Multifamily Mortgage Credit Risk;” and
•payments related to our interest-rate risk management derivatives that may require cash settlement in future periods, the amount and timing of which depend on changes in interest rates. For further details on these transactions, please see “Note 9, Derivative Instruments.”
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
to our business relating to a decrease in our credit ratings, which could include an increase in our borrowing costs, limits on our ability to issue debt, and additional collateral requirements under our derivatives contracts.

MD&A | Liquidity and Capital Management

Fannie Mae 2023 Form 10-K	124
The table below displays the credit ratings issued by the three major credit rating agencies.

Fannie Mae Credit Ratings
As of December 31, 2023
	S&P	Moody’s	Fitch
Long-term senior debt	AA+	Aaa	AA+
Short-term senior debt	A-1+	P-1	F1+
Preferred stock	D	Ca(hyb)	C/RR6
Outlook	Stable	Negative	Stable
On August 2, 2023, Fitch downgraded our Long-Term Issuer Default Rating (“IDR”) and senior unsecured debt rating to
‘AA+’ from ‘AAA’ and our Government Support Rating (“GSR”) to ‘aa+’ from ‘aaa.’ These actions followed Fitch’s downgrade of the U.S. Long-Term foreign and local currency IDRs to ‘AA+’ from ‘AAA’ on August 1, 2023. Fitch noted
that our Long-Term IDR and GSR are directly linked to the U.S. government’s Long-Term IDRs, based on Fitch’s view of the U.S. government’s direct financial support of Fannie Mae.
On November 14, 2023, Moody’s changed its outlook on Fannie Mae from stable to negative. This action followed
Moody’s change of the outlook on the U.S. Government from stable to negative on November 10, 2023.
We have no covenants in our existing debt agreements that would be violated by a downgrade in our credit ratings.
However, we could be required to provide additional collateral to or terminate transactions with certain derivatives counterparties in the event that our senior unsecured debt ratings are downgraded.
Cash Flows
Year Ended December 31, 2023. Cash, cash equivalents and restricted cash and cash equivalents decreased from
$87.8 billion as of December 31, 2022 to $68.7 billion as of December 31, 2023. The decrease was primarily driven by cash outflows from (1) payments on outstanding debt of consolidated trusts, (2) purchases of loans held for investment, and (3) advances to lenders.
Partially offsetting these cash outflows were cash inflows primarily from (1) proceeds from repayments of loans, and (2)
the sale of Fannie Mae MBS to third parties.
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
securities.
Capital Management
Capital Requirements
The table below sets forth information about our capital requirements under the standardized approach of the enterprise regulatory capital framework. Available capital for purposes of the enterprise regulatory capital framework excludes the stated value of the senior preferred stock ($120.8 billion) and other amounts specified in the Regulatory Capital
Components table below. Because of these exclusions, we had a deficit in available capital as of December 31, 2023 even though we had positive net worth under GAAP of $77.7 billion as of December 31, 2023. See “Business—
Legislation and Regulation—Capital Requirements” for a description of our capital requirements under the enterprise regulatory capital framework. Although the enterprise regulatory capital framework went into effect in February 2021, we are not required to hold capital according to the framework’s requirements until the date of termination of our conservatorship, or such later date as may be ordered by FHFA.
We had a $243 billion shortfall of our available capital (deficit) as of December 31, 2023 as compared to the adjusted total capital requirement (including buffers) of $188 billion under the standardized approach of the enterprise regulatory capital framework as of December 31, 2023. Our capital shortfall decreased from $258 billion as of December 31, 2022 to $243 billion as of December 31, 2023, primarily as a result of an increase in retained earnings.

MD&A | Liquidity and Capital Management

Fannie Mae 2023 Form 10-K	125
Risk-weighted assets increased from $1,316 billion as of December 31, 2022 to $1,357 billion as of December 31, 2023, primarily due to an increase in the countercyclical adjustment we are required to apply in the calculation of credit risk weights for our single-family mortgage exposures under the enterprise regulatory capital framework and declining property values in our multifamily book of business. The countercyclical adjustment is intended to stabilize our capital requirements through home price cycles by adjusting mark-to-market LTV ratios for single-family mortgage loans when national home prices are meaningfully above or below the long-term trend. These increases were partially offset by our on-going credit risk transfer issuances, which reduce risk-weighted assets.

Capital Metrics under the Enterprise Regulatory Capital Framework as of December 31, 2023(1)
(Dollars in billions)
			Stress capital buffer			$34
			Stability capital buffer			45
Adjusted total assets	$4,552		Countercyclical capital buffer			—
Risk-weighted assets	1,357		Prescribed capital conservation buffer amount			$79

	Minimum Capital Ratio Requirement	Minimum Capital Requirement	Applicable Buffers(2)	Total Capital Requirement (including Buffers)	Available Capital (Deficit)(3)	Capital Shortfall(4)
Risk-based capital:
Total capital (statutory)(5)	8.0%	$109	N/A	$109	$(34)	$(143)
Common equity tier 1 capital	4.5	61	$79	140	(74)	(214)
Tier 1 capital	6.0	81	79	160	(55)	(215)
Adjusted total capital	8.0	109	79	188	(55)	(243)
Leverage capital:
Core capital (statutory)(6)	2.5	114	N/A	114	(43)	(157)
Tier 1 capital	2.5	114	23	137	(55)	(192)

Capital Metrics under the Enterprise Regulatory Capital Framework as of December 31, 2022(1)
(Dollars in billions)
			Stress capital buffer			$34
			Stability capital buffer			45
Adjusted total assets	$4,552		Countercyclical capital buffer			—
Risk-weighted assets	1,316		Prescribed capital conservation buffer amount			$79

	Minimum Capital Ratio Requirement	Minimum Capital Requirement	Applicable Buffers(2)	Total Capital Requirement (including Buffers)	Available Capital (Deficit)(3)	Capital Shortfall(4)
Risk-based capital:
Total capital (statutory)(5)	8.0%	$105	N/A	$105	$(49)	$(154)
Common equity tier 1 capital	4.5	59	$79	138	(93)	(231)
Tier 1 capital	6.0	79	79	158	(74)	(232)
Adjusted total capital	8.0	105	79	184	(74)	(258)
Leverage capital:
Core capital (statutory)(6)	2.5	114	N/A	114	(61)	(175)
Tier 1 capital	2.5	114	23	137	(74)	(211)

(1)Ratios are calculated as a percentage of risk-weighted assets for risk-based capital metrics and as a percentage of adjusted total assets for leverage capital metrics.
(2)The prescribed capital buffers represent the amount of capital we are required to hold above the minimum risk-based and leverage capital requirements. The applicable buffer for risk-based common equity tier 1 capital, tier 1 capital, and adjusted total capital is the prescribed capital conservation buffer amount, or PCCBA, which is composed of a stress capital buffer, a stability capital buffer, and a countercyclical

MD&A | Liquidity and Capital Management

Fannie Mae 2023 Form 10-K	126
capital buffer. The PCCBA must be comprised entirely of common equity tier one capital. The applicable buffer for leverage tier 1 capital is the prescribed leverage buffer amount, or PLBA. The stress capital buffer and countercyclical capital buffer are each calculated by multiplying prescribed factors by adjusted total assets as of the last day of the previous calendar quarter. The stability capital buffer is based on our share of mortgage debt outstanding. The prescribed leverage buffer for 2023 and 2022 was set at 50% of the 2023 and 2022 stability capital buffer, respectively. Going forward the stability capital buffer and the prescribed leverage buffer will be updated with an effective date that depends on whether the stability capital buffer increases or decreases relative to the previously calculated value.
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
As of December 31, 2023 and 2022, this resulted in the full deduction of deferred tax assets ($11.7 billion and $12.9 billion, respectively), from our available capital (deficit). Available capital (deficit) for common equity tier 1 capital also excludes the value of the perpetual, noncumulative preferred stock ($19.1 billion) as of December 31, 2023 and 2022.
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
(6)The sum of (a) the stated value of our outstanding common stock (common stock less treasury stock); (b) the stated value of our outstanding perpetual, noncumulative preferred stock; (c) our paid-in capital; and (d) our retained earnings (accumulated deficit). Core capital does not include: (a) accumulated other comprehensive income or (b) senior preferred stock.
While it is not applicable until the date of termination of our conservatorship, our maximum payout ratio represents the percentage of eligible retained income that we are permitted to pay out in the form of distributions or discretionary bonus payments under the enterprise regulatory capital framework. The maximum payout ratio for a given quarter is the lowest of the payout ratios determined by our capital conservation buffer and our leverage buffer. As a result of our capital shortfall, our maximum payout ratio under the enterprise regulatory capital framework as of December 31, 2023 and
December 31, 2022 was 0%. See “Note 13, Regulatory Capital Requirements” for information on our capital ratios as of
December 31, 2023 and December 31, 2022 under the enterprise regulatory capital framework.
The table below presents certain components of our regulatory capital.

Regulatory Capital Components
	As of December 31,
	2023	2022
	(Dollars in millions)
Total equity	$77,682	$60,277
Less:
Senior preferred stock	120,836	120,836
Preferred stock	19,130	19,130
Common equity	(62,284)	(79,689)
Less: deferred tax assets arising from temporary differences that exceed 10% of common equity tier 1 capital and other regulatory adjustments	11,681	12,911
Common equity tier 1 capital (deficit)	(73,965)	(92,600)
Add: perpetual, noncumulative preferred stock	19,130	19,130
Tier 1 capital (deficit)	(54,835)	(73,470)
Tier 2 capital adjustments	—	—
Adjusted total capital (deficit)	$(54,835)	$(73,470)

MD&A | Liquidity and Capital Management

Fannie Mae 2023 Form 10-K	127
The table below presents certain components of our core capital.

Statutory Capital Components
	As of December 31,
	2023	2022
	(Dollars in millions)
Total equity	$77,682	$60,277
Less:
Senior preferred stock	120,836	120,836
Accumulated other comprehensive income (loss), net of taxes	32	35
Core capital (deficit)	(43,186)	(60,594)
Less: general allowance for foreclosure losses	(8,934)	(11,617)
Total capital (deficit)	$(34,252)	$(48,977)
Capital Activity
Under the terms governing the senior preferred stock, no dividends were payable to Treasury for the fourth quarter of
2023 and none are payable for the first quarter of 2024.
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
As a result of these terms governing the senior preferred stock, the aggregate liquidation preference of the senior preferred stock increased to $195.2 billion as of December 31, 2023 due to the $4.7 billion increase in our net worth in the third quarter of 2023. The aggregate liquidation preference of the senior preferred stock will further increase to
$199.2 billion as of March 31, 2024, due to the $4.0 billion increase in our net worth in the fourth quarter of 2023. See
“Business—Conservatorship and Treasury Agreements—Treasury Agreements” for more information on the terms of our senior preferred stock, including how the aggregate liquidation preference is determined.
Increases in our net worth improve our capital position and our ability to absorb losses; however, increases in our net worth also increase the aggregate liquidation preference of the senior preferred stock by the same amount until the capital reserve end date as discussed above.
Treasury Funding Commitment
Treasury made a commitment under the senior preferred stock purchase agreement to provide funding to us under certain circumstances if we have a net worth deficit. As of December 31, 2023, the remaining amount of Treasury’s funding commitment to us was $113.9 billion. See “Note 2, Conservatorship, Senior Preferred Stock Purchase
Agreement and Related Matters” for more information on Treasury’s funding commitment under the senior preferred stock purchase agreement.
Risk Management

Overview
We manage the risks that arise from our business activities through our enterprise risk management program. Our risk management activities are aligned with the requirements of FHFA’s Enterprise Risk Management Program Advisory
Bulletin, which are consistent with the general principles set forth by the Committee of Sponsoring Organizations of the
Treadway Commission’s (“COSO”) Enterprise Risk Management—Integrating with Strategy and Performance framework.
Risk Categories
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

MD&A | Liquidity and Capital Management

Fannie Mae 2023 Form 10-K	128
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
•Operational Risk. Operational risk is the risk of loss resulting from inadequate or failed internal processes, people or systems, or disruptions from external events. Operational risk includes cyber/information security risk and third-party risk.
•Model Risk. Model risk is the risk of potential adverse consequences (such as financial loss or reputational damage) due to: inappropriate model design; errors in model coding, implementation, inputs or assumptions;
inadequate model performance; or incorrect use or application of model outputs or reports.
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
We are also exposed to climate risk. We view climate risk as a cross-cutting risk that can impact a variety of our existing risk categories, particularly credit risk. See “Climate and Natural Disaster Risk Management” for a discussion of climate risks and climate risk management.
For a more detailed discussion of these and other risks that could materially adversely affect our business, results of operations, financial condition, liquidity and net worth, see “Risk Factors.”

MD&A | Risk Management

Fannie Mae 2023 Form 10-K	129
Components of Risk Management
Our risk management program is composed of four inter-related components.

MD&A | Risk Management

Fannie Mae 2023 Form 10-K	130
Risk Management Governance
We manage risk by using the industry standard “three lines of defense” structure. Our Board of Directors and management-level risk committees are also integral to our risk management program.

Governance

Board of Fannie Mae

- Oversees our enterprise risk management program and its alignment with our strategy and business objectives
- Approves Board-level risk policies, risk appetite and risk limits
- Delegates authorities to the Chief Executive Officer and Enterprise Risk Committee
- Certain activities require conservator decision or notification

Risk Policy & Capital Committee

- Assists the Board in overseeing enterprise risk management and recommends for Board approval Board-level risk policies, risk appetite and limits

Audit Committee

Management-Level Risk Committees

- Consist of an Enterprise Risk Committee chaired by our Chief Risk Officer and additional committees overseeing risk across the company, including risks associated with credit, climate, compliance, assets and liabilities, models, operations, technology, and third parties
- Include members of management from the first, second and third lines of defense functions
- Approve management-level policies, establish risk parameters and recommend risk policies
- Provide a cross-functional forum for discussing and documenting risks and responses
- Review decisions on matters that may expose our enterprise to significant, new or unusual risk

Lines of Defense

Business Units & Corporate Functions

First Line: *Generate, own and manage risks*

- Accountable for identifying, assessing, controlling, monitoring and reporting on all risks in executing their functions and operating in a sound control environment
- Conform to the risk appetite, policies, standards, and limits or thresholds approved by FHFA, the Board and the relevant management-level risk committees
- Includes control functions that provide control and oversight

ERM and Compliance & Ethics

Second Line: *Independent risk oversight and effective challenge*

- Oversees all first-line activities to create an aggregate view of the company's financial and non-financial risks relative to risk appetite
- Second-line functions are independent and report directly to the Board of Directors and CEO

Internal Audit

Third Line: *Independent assurance*

- An independent, objective assurance and advisory function
- Provides an independent evaluation of the effectiveness of internal controls, risk management, and governance

Credit Risk Management Overview
Below we discuss how we manage mortgage credit risk, climate and natural disaster risk, and institutional counterparty credit risk.
Mortgage Credit Risk Management
Mortgage credit risk arises from the risk of loss resulting from the failure of a borrower to make required mortgage payments. We are exposed to credit risk on our book of business because we either hold mortgage assets, have issued a guaranty in connection with the creation of Fannie Mae MBS backed by mortgage assets or have provided other credit enhancements on mortgage assets. For information on how we manage mortgage credit risk, see “Single-Family
Business—Single-Family Mortgage Credit Risk Management” and “Multifamily Business—Multifamily Mortgage Credit
Risk Management.”
Climate and Natural Disaster Risk Management
Overview
Climate change presents both immediate and long-term risks to our business and other stakeholders in the housing system, including borrowers, renters, lenders, investors and insurers. Climate risks are divided into two main categories:
•Physical risks, which relate to the physical impact of climate change and include both: event-driven risks relating to shorter-term extreme weather events, such as hurricanes, floods and tornadoes (referred to as acute risks); or longer-term shifts in climate patterns, such as sustained higher temperatures, sea level rise, water scarcity and increased wildfires (referred to as chronic risks).

MD&A | Risk Management

Fannie Mae 2023 Form 10-K	131
•Transition risks, which relate to a potential transition to a lower-carbon economy and may be driven by additional regulatory and legislative requirements, adoption of new technologies and shifts in consumer behavior.
Climate-Related Risk Exposure and Risk Mitigation
Major weather events or other natural disasters expose us to credit risk in a variety of ways, including by damaging properties that secure mortgage loans in our book of business and by negatively impacting the ability of borrowers to make payments on their mortgage loans. The amount of losses we incur as a result of a major weather event or natural disaster depends significantly on the extent to which the resulting property damage is covered by hazard or flood insurance and whether borrowers can continue making payments on their mortgages. The amount of losses we incur can also be affected by the extent that a disaster impacts the region, especially if it depresses the local economy, and by the availability of federal, state, or local assistance to borrowers affected by a disaster. To date, our losses from natural disasters have been limited by geographic diversity in our book of business, the availability of insurance coverage for damages sustained, the availability of federal, state, or local disaster assistance, and borrowers with equity in their homes continuing to pay their mortgages. Fannie Mae, pursuant to our charter, is obligated to support residential mortgage liquidity nationwide. We generally do not disqualify any single-family or multifamily property on the basis of its geographic location in the U.S. (including Puerto Rico, the U.S. Virgin Islands, and Guam).
We mitigate climate-related risks, in part, through credit risk transfer and risk-sharing transactions. Our back-end credit risk transfer transactions for single-family and multifamily loans are designed to transfer a portion of the losses we expect would be incurred in an economic downturn or a stressed credit environment. As a result, we typically retain all or a portion of the first loss position on loans covered by these transactions. To the extent weather and disaster-related losses on loans covered by these transactions were to exceed the amount of the first loss we retain, a portion of those losses would be covered by these back-end credit risk transfer transactions. We also enter into risk-sharing agreements with multifamily lenders, primarily through the DUS program, pursuant to which the lenders typically agree to retain one-
third of the credit losses on the covered loans. For more information on our single-family credit risk transfer transactions, see “Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Credit Enhancement
and Transfer of Mortgage Credit Risk—Credit Risk Transfer Transactions” and for more information on our multifamily credit risk transfer transactions and our DUS program, see “Multifamily Business—Multifamily Mortgage Credit Risk
Management—Transfer of Multifamily Mortgage Credit Risk.”
In general, we require borrowers to obtain and maintain property insurance to cover the risk of damage to their property resulting from hazards such as fire, wind and, for properties in areas identified by FEMA as Special Flood Hazard Areas, coastal barrier resource systems or otherwise protected areas, flooding. At the time of origination, a borrower is required to provide proof of such insurance, and our servicers have the right and the obligation to obtain such insurance, at the borrower’s cost, if the borrower allows the required coverage to lapse. In addition, our servicers monitor flood maps, and will require a flood insurance policy if a mortgaged property is remapped into a Special Flood Hazard Area at any time during the life of the loan. We do not require property insurance to cover damages from flooding in areas outside a
Special Flood Hazard Area, coastal barrier resource system or otherwise protected area, or to cover earthquake damage to single-family properties or to multifamily properties unless required by a seismic-risk assessment. As of
December 31, 2023, 3.2% of loans in our single-family guaranty book of business and 6.9% of loans in our multifamily guaranty book of business were located in a Special Flood Hazard Area.
In the event of a natural or other disaster, our servicers work with affected borrowers to develop a plan that addresses the borrower’s specific situation. Depending on the circumstances, the plan may include one or more of the following: a payment forbearance plan; a repayment or reinstatement plan; a payment deferral; loan modification; coordination with insurance companies and administration of insurance proceeds; and, if appropriate, foreclosure alternatives such as short sales and deeds-in-lieu of foreclosure, or foreclosure. In addition, Fannie Mae, through its partners, offers renters and single-family borrowers free financial counseling from HUD-approved housing counselors. These activities are designed to assist renters and borrowers affected by disasters and also help reduce our losses, and we continue to evaluate their impact and seek new options and resources to deploy in response to disasters.
Climate Risk Governance
The Board’s Risk Policy and Capital Committee has primary oversight of climate-related risks to the company. The
Board’s Community Responsibility and Sustainability Committee oversees development and implementation of the company’s climate risk strategy. The Audit Committee provides oversight of ESG-related reporting, which includes climate risk-related reporting. In 2023, we established a management-level Climate Risk Committee, chaired by our
Chief Risk Officer. The Climate Risk Committee provides executive-level engagement and oversight of climate risk. The
Climate Risk Committee supports and reports to the Enterprise Risk Committee.

MD&A | Risk Management | Climate and Natural Disaster Risk Management

Fannie Mae 2023 Form 10-K	132
Climate Risk Actions
Our Climate Impact team, led by our Chief Climate Officer, is actively working to understand and quantify our climate risk exposures, and identify best practices and strategies to mitigate the impacts of climate change on our business. We continue to integrate climate considerations into our organization. Our approach to identifying, assessing, mitigating, and reporting on climate-related risks is informed by the recommendations of the Task Force on Climate-Related
Financial Disclosures.
We continue to focus on analyzing our physical and transition risks, while also reviewing the landscape of modeling approaches and data needs to improve predictive results. We continue to develop our climate scenario methodologies and assess the addition of third-party climate models.
As the risks associated with climate change become an increasing focus for our business, we are taking steps to integrate climate risk considerations into our Enterprise Risk Management framework. We are focused on developing and implementing a comprehensive, integrated approach to the identification, assessment, and management of climate-
related risks and opportunities.
Addressing climate and natural disaster risks will be critical to Fannie Mae’s overall housing mission. We are exploring the role we, along with FHFA and others, can play in helping to address some of these risks. For example, we are working with internal and external stakeholders to develop and support climate and natural disaster resiliency standards. Given that improving the resiliency of properties will take time, we are also focused on examining insurance requirements to promote the financial stability of households impacted by severe weather. One other consideration is the impact of resiliency or energy efficiency standards on affordability. A key challenge will be to appropriately balance improvements in climate resiliency and energy efficiency with affordability, particularly in historically underserved communities. Developing solutions to these challenges is complicated by the range and diversity of affected stakeholders, the possible need for legislative or regulatory action, industry insurance capacity, and the need to balance risk mitigation, affordability and sustainability.
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
•mortgage lenders that sell loans to us and mortgage lenders and other counterparties that service our loans;
and
•financial institutions that issue the investments held in our corporate liquidity portfolio.
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
See “Risk Factors—Credit Risk” for additional discussion of the risks to our business if one or more of our institutional counterparties fails to fulfill their contractual obligations to us.

MD&A | Risk Management | Climate and Natural Disaster Risk Management

Fannie Mae 2023 Form 10-K	133
Counterparty Risk Management Framework
Establishment and Observance of Counterparty Eligibility Standards
The institutions with which we do business vary in size, complexity and geographic footprint. Because of this, counterparty eligibility criteria vary depending upon the type and magnitude of the risk exposure incurred. We use a risk-
based approach to assess the credit risk of our counterparties through regular examination of their financial statements, confidential communication with the management of those counterparties and regular monitoring of publicly available credit rating information. This and other information is used to develop proprietary credit rating metrics that we use to assess credit quality. Factors including corporate or third-party support or guarantees, our knowledge of the counterparty and its management, reputation, quality of operations and experience are also important in determining the initial and continuing eligibility of a counterparty.
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
Collateralization of Exposures
We may require collateral, letters of credit or investment agreements as a condition to approving exposure to a counterparty. Collateral requirements are determined after a comprehensive review of the credit quality and the level of risk exposure of each counterparty. We may require that a counterparty post collateral in the event of an adverse event such as a ratings downgrade. Collateral requirements are monitored and generally adjusted each business day.
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
The master policies issued by our primary mortgage insurers govern their claim-paying obligations to us, including circumstances in which significant underwriting or servicing defects might permit the mortgage insurer to rescind coverage or deny a claim. Where a claim has not been properly paid as a result of lender non-compliance with their obligation to maintain coverage, the lender is required to make us whole for losses not covered by the insurer. The risk of coverage rescission is mitigated by the rescission relief principles we require in mortgage insurer master policies, and may also be mitigated by the quality control standards required by private mortgage insurer eligibility requirements
(“PMIERs”). Generally, the rescission relief principles align with our representation and warranty framework and require our primary mortgage insurers to waive their rescission rights after a mortgage has performed for at least 36 months or if they have completed a full review of the loan and found no significant defects.

MD&A | Risk Management | Institutional Counterparty Credit Risk Management

Fannie Mae 2023 Form 10-K	134
In describing our mortgage insurance coverage, “insurance in force” refers to the unpaid principal balance of single-
family loans in our conventional guaranty book of business covered under the applicable mortgage insurance policies.
Our total mortgage insurance in force was $755.8 billion, or 21% of our single-family conventional guaranty book of business, as of December 31, 2023, compared with $744.3 billion, or 20% of our single-family conventional guaranty book of business, as of December 31, 2022.
“Risk in force” refers to the maximum potential loss recovery under the applicable mortgage insurance policies in force and is generally based on the loan-level insurance coverage percentage and, if applicable, any aggregate pool loss limit, as specified in the policy. As of December 31, 2023, our total mortgage insurance risk in force was $200.1 billion, or 6% of our single-family conventional guaranty book of business, compared with $193.8 billion, or 5% of our single-
family conventional guaranty book of business, as of December 31, 2022.
Our total mortgage insurance in force and risk in force excludes insurance coverage provided by federal government entities and credit insurance obtained through CIRT deals.
The charts below display our mortgage insurer counterparties that provided 10% or more of the risk-in-force mortgage insurance coverage on the loans in our single-family conventional guaranty book of business.
Mortgage Insurer Concentration(1)

Mortgage Guaranty Insurance Corp.	Arch Capital Group Ltd.	Radian Guaranty, Inc.

Enact Mortgage Insurance Corp.	Essent Guaranty, Inc.	National Mortgage Insurance Corp.

Others

(1)Insurance coverage amounts provided for each counterparty may include coverage provided by affiliates and subsidiaries of the counterparty.
As of December 31, 2023, less than 1% of our total risk-in-force coverage was held with three mortgage insurers that are in run-off, and therefore are no longer approved to write new insurance with us, compared with 1% as of December
31, 2022.
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

MD&A | Risk Management | Institutional Counterparty Credit Risk Management

Fannie Mae 2023 Form 10-K	135
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
•We require a portion of the insurers’ or reinsurers’ obligations in a CIRT transaction to be collateralized with highly-rated liquid assets held in a trust account. The required amount of collateral is initially determined according to the ratings of the insurer or reinsurer. Contractual provisions require additional collateral to be posted in the event of adverse developments with the counterparty, such as a ratings downgrade to specified levels.
The charts below display the concentration of our credit risk exposure to our top five CIRT counterparties, measured by maximum liability to us, excluding the benefit of collateral we hold to secure the counterparties’ obligations.
CIRT Counterparty Concentration

Top 5	Others

•As of December 31, 2023, our CIRT counterparties had a maximum liability to us of $16.9 billion.
•As of December 31, 2023, $4.7 billion in liquid assets securing CIRT counterparties’ obligations were held in trust accounts.
•Our top five CIRT counterparties had a maximum liability to us of $8.6 billion as of December 31, 2023, compared with $7.4 billion as of December 31, 2022.
For information on our credit risk transfer transactions, see “Single-Family Business—Single-Family Mortgage Credit
Risk Management—Single-Family Credit Enhancement and Transfer of Mortgage Credit Risk—Credit Risk Transfer
Transactions” and “Multifamily Business—Multifamily Mortgage Credit Risk Management—Transfer of Multifamily
Mortgage Credit Risk.”
Multifamily Lenders with Risk Sharing
We enter into risk sharing agreements with multifamily lenders, primarily through the DUS program, pursuant to which the lenders agree to bear all or some portion of the credit losses on the covered loans. Our maximum potential loss recovery from lenders under risk sharing agreements on multifamily loans was $111.9 billion as of December 31, 2023, compared with $103.9 billion as of December 31, 2022. As of December 31, 2023, 52% of our maximum potential loss recovery on multifamily loans was from five DUS lenders compared with 53% as of December 31, 2022.
As noted above in “Multifamily Business—Multifamily Mortgage Credit Risk Management—Transfer of Multifamily
Mortgage Credit Risk,” our primary multifamily delivery channel is our DUS program, which is composed of lenders that

MD&A | Risk Management | Institutional Counterparty Credit Risk Management

Fannie Mae 2023 Form 10-K	136
range from large depositories to independent non-bank financial institutions. As of December 31, 2023, approximately
31% of the unpaid principal balance of loans in our multifamily guaranty book of business serviced by our DUS lenders was from institutions with an external investment grade credit rating or a guaranty from an affiliate with an external investment grade credit rating, compared with approximately 32% as of December 31, 2022. Given the recourse nature of the DUS program, DUS lenders are bound by eligibility standards that dictate, among other items, minimum capital and liquidity levels, and the posting of collateral at a highly rated custodian to secure a portion of the lenders’ future obligations. We actively monitor the financial condition of these lenders to help ensure the level of risk remains within our standards and to ensure required capital levels are maintained and are in alignment with actual and modeled loss projections.
Mortgage Servicers and Sellers
The primary risk associated with mortgage servicers that service the loans in our guaranty book of business is that they will fail to fulfill their servicing obligations. See “Single-Family Business—Single-Family Primary Business Activities—
Single-Family Mortgage Servicing” and “Multifamily Business—Multifamily Primary Business Activities—Multifamily
Mortgage Servicing” for more discussion on the services performed by our mortgage servicers.
A servicing contract breach could result in credit losses for us or could cause us to incur the cost of finding a replacement servicer. Replacing a mortgage servicer can result in potentially significant increases in our costs, as well as increased operational risks. If a mortgage servicer fails, it could result in a temporary disruption in servicing and loss mitigation activities relating to the loans serviced by that mortgage servicer, particularly if there is a loss of experienced servicing personnel. See “Risk Factors—Credit Risk” for a discussion of additional risks to our business and financial results associated with mortgage servicers.
We mitigate these risks in several ways, including by:
•establishing minimum standards and financial requirements for our servicers;
•monitoring financial and portfolio performance as compared with peers and internal benchmarks;
•for our largest mortgage servicers, conducting periodic financial reviews to confirm compliance with servicing guidelines and servicing performance expectations; and
•identifying a group of servicers as potential contingency sub-servicers to which we could transfer the servicing of some of the loans in our guaranty book in the event one or more of our top mortgage servicers is not able or permitted to continue servicing our loans on our behalf.
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
As of December 31, 2023, over half of our single-family guaranty book was serviced by non-depositories and we expect this concentration will increase further. Non-depository servicers also serviced over half of our multifamily guaranty book as of December 31, 2023.
Compared with depository financial institutions, these institutions pose additional risks to us because they generally have lower financial strength and liquidity as compared with our mortgage servicer counterparties that are depository institutions. Unlike for depository servicers, much of the capital of non-depository servicers is represented by the value of mortgage servicing rights, which is subject to variability based on market conditions and therefore is an important factor in determining capital adequacy. Non-depository servicers also are generally not subject to the same level of regulatory oversight as our mortgage servicer counterparties that are depository institutions. We require non-depository servicers to meet minimum liquidity requirements to maintain eligibility with Fannie Mae. We actively monitor the financial condition and capital adequacy of non-depository servicers, including their compliance with our requirements.

MD&A | Risk Management | Institutional Counterparty Credit Risk Management

Fannie Mae 2023 Form 10-K	137
The charts below display the percentage of our single-family conventional guaranty book of business serviced by our top five depository single-family mortgage servicers and top five non-depository single-family mortgage servicers.
Single-Family Mortgage Servicer Concentration

Top 5 depository servicers	Top 5 non-depository servicers	Others

None of our single-family mortgage servicers serviced 10% or more of our single-family conventional guaranty book of business as of December 31, 2023 or 2022. See “Risk Factors—Credit Risk” for more information about risks relating to non-depository servicers.
The charts below display the percentage of our multifamily guaranty book of business serviced by our top five depository multifamily mortgage servicers and top five non-depository multifamily mortgage servicers.
Multifamily Mortgage Servicer Concentration

Top 5 depository servicers	Top 5 non-depository servicers	Others

As of December 31, 2023, Walker & Dunlop, Inc. and Wells Fargo Bank, N.A. (together with its affiliates) serviced 13%
and 10%, respectively, of our multifamily guaranty book of business based on unpaid principal balance, compared with
13% and 11% as of December 31, 2022. No other multifamily mortgage servicers serviced 10% or more of our multifamily guaranty book of business as of December 31, 2023 or 2022.

MD&A | Risk Management | Institutional Counterparty Credit Risk Management

Fannie Mae 2023 Form 10-K	138
Counterparty Credit Exposure Relating to our Corporate Liquidity Portfolio
The primary credit exposure associated with assets held in our corporate liquidity portfolio is that issuers will not repay principal and interest in accordance with the contractual terms. If one of these counterparties fails to meet its obligations to us under the terms of the investments, it could result in financial losses to us and have a material adverse effect on our earnings, liquidity, financial condition and net worth. We believe the risk of default is low because our corporate liquidity portfolio primarily consists of cash and cash equivalents, reverse repurchase agreements with a central counterparty clearing institution or The Federal Reserve Bank of New York and U.S. Treasury securities.
As of December 31, 2023, our corporate liquidity portfolio totaled $114.3 billion and included $47.8 billion of U.S.
Treasury securities. As of December 31, 2022, our corporate liquidity portfolio totaled $116.0 billion and included $46.9 billion of U.S. Treasury securities. We mitigate our risk by monitoring the credit risk position of our corporate liquidity portfolio. As of December 31, 2023, we held $11.8 billion in overnight unsecured deposits with six financial institutions, compared with $11.0 billion held with five financial institutions as of December 31, 2022. The short-term credit ratings for each of these financial institutions by S&P, Moody’s and Fitch were at least A-1 or the Moody’s or Fitch equivalent of
A-1.
See “Liquidity and Capital Management—Liquidity Management—Corporate Liquidity Portfolio” for more information on our corporate liquidity portfolio.
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
Our cleared derivative transactions are submitted to a derivatives clearing organization on our behalf through a clearing member of the organization. A contract accepted by a derivatives clearing organization is governed by the terms of the clearing organization’s rules and arrangements between us and the clearing member of the clearing organization. As a result, we are exposed to the institutional credit risk of both the derivatives clearing organization and the member who is acting on our behalf. As of December 31, 2023, approximately 81% of our derivatives transactions were cleared through a clearing organization, compared with 82% as of December 31, 2022.
See “Note 9, Derivative Instruments” and “Note 15, Netting Arrangements” for additional information on our derivative contracts as of December 31, 2023 and 2022.
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
effect on our earnings and financial condition. We believe the risk of default by Freddie Mac is negligible because of the funding commitment available to Freddie Mac through its senior preferred stock purchase agreement with Treasury.

MD&A | Risk Management | Institutional Counterparty Credit Risk Management

Fannie Mae 2023 Form 10-K	139
As of December 31, 2023, $215.6 billion in Freddie Mac securities were backing Fannie Mae-issued structured securities, compared with $234.0 billion as of December 31, 2022. See “Risk Factors—GSE and Conservatorship Risk”
for more information on risks associated with our issuance of UMBS.
Central Counterparty Clearing Institutions
Fannie Mae is a clearing member of two divisions of Fixed Income Clearing Corporation (“FICC”), a central counterparty
(“CCP”). One FICC division clears our trades involving securities purchased under agreements to resell, securities sold under agreements to repurchase, and other non-mortgage related securities. The other division clears our forward purchase and sale commitments of mortgage-related securities, including dollar roll transactions. As a result of these trades, we are required to post initial and variation margin payments as well as settle certain positions each business day in cash. As a clearing member of FICC, we are exposed to the risk that the FICC or one or more of the CCP’s clearing members fails to perform its obligations as described below.
•A default by or the financial or operational failure of FICC would require us to replace transactions cleared through FICC, thereby increasing operational costs and potentially resulting in losses.
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
Document Custodians
We use third-party document custodians to provide loan document certification and custody services for some of the loans that we purchase and securitize. In many cases, our lenders or their affiliates also serve as document custodians

MD&A | Risk Management | Institutional Counterparty Credit Risk Management

Fannie Mae 2023 Form 10-K	140
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
The MERS System
The MERS® System is an electronic registry owned by Intercontinental Exchange that is widely used by participants in the mortgage finance industry to track servicing rights and ownership of loans in the United States. A majority of the loans we own or guarantee are registered and tracked in the MERS System. Though we believe it is unlikely, if we are unable to use the MERS System, or if our use of the MERS System adversely affects our ability to enforce our rights with respect to our loans registered and tracked in the MERS System, it could create operational and legal risks for us and increase the costs and time it takes to record loans or foreclose on loans.
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
Interest-Rate Risk Management
Our exposure to interest-rate risk primarily arises from two sources: our net portfolio and our consolidated MBS trusts.
Our goal is to manage interest-rate risk from our net portfolio to be neutral to changes in interest rates and volatility on an economic basis, subject to model constraints and prevailing market conditions. We collectively define our net portfolio as: our retained mortgage portfolio assets; our corporate liquidity portfolio; outstanding debt of Fannie Mae used to fund the retained mortgage portfolio assets and corporate liquidity portfolio; mortgage commitments; and risk management derivatives.
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
The metrics used to measure our interest-rate exposure are generated using internal models. Our internal models, consistent with standard practice for models used in our industry, require numerous assumptions. There are inherent limitations in any methodology used to estimate the exposure to changes in market interest rates. The reliability of our prepayment estimates and interest-rate risk metrics depends on the availability and quality of historical data for each of the types of securities in our net portfolio, as discussed below. When market conditions change rapidly and dramatically, the assumptions of our models may no longer accurately capture or reflect the changing conditions. See “Risk Factors
—Operational and Model Risk” for a discussion of the risks associated with our reliance on models to manage risk.
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
at lower rates. Accelerated prepayment rates have the effect of shortening the duration and average life of the fixed-rate mortgage assets we hold in our net portfolio. In a declining interest-rate environment, existing mortgage assets held in

MD&A | Risk Management | Institutional Counterparty Credit Risk Management

Fannie Mae 2023 Form 10-K	141
our net portfolio tend to increase in value or price because these mortgages are likely to have higher interest rates than new mortgages, which are being originated at the then-current lower interest rates. Conversely, when interest rates increase, prepayment rates generally slow, which extends the duration and average life of our mortgage assets and results in a decrease in value. Interest rates also affect the value of our non-mortgage assets, which are primarily fixed-
rate securities. As interest rates decline, the value of our fixed-rate securities tend to increase with the opposite impact when rates rise.
We are also exposed to interest-rate risk in connection with cost basis adjustments related to mortgage assets, mainly single-family and multifamily mortgage loans, held by our consolidated MBS trusts. These cost basis adjustments often result from upfront cash fees exchanged at the time of loan acquisition, which include buy-ups, buy-downs, and loan-
level risk-based price adjustments. The timing of when we recognize amortization income related to cost basis adjustments may be affected by prepayments, thereby impacting our earnings. Changes in the timing of income recognition related to cost basis adjustments impact the present value of this income. See “Consolidated Results of
Operations—Net Interest Income—Analysis of Unamortized Deferred Guaranty Fee Income” for more information on our outstanding net cost basis adjustments related to consolidated MBS trusts.
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
For additional discussion of how interest rates can affect our financial results, see “Key Market Economic Indicators—
How Interest Rates Can Affect Our Financial Results.”
Interest-Rate Risk Management Strategy
Our goal for managing the interest-rate risk of our net portfolio is to be neutral to movements in interest rates and volatility. This involves asset selection and structuring of our liabilities to match and offset the interest-rate characteristics of our retained mortgage portfolio and our investments in non-mortgage securities. We actively manage the interest-rate risk of our net portfolio through a strategy incorporating the following principal elements:
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
duration risk associated with an investment in long-term fixed-rate assets. Callable debt helps us manage the prepayment risk associated with fixed-rate mortgage assets because the duration of callable debt changes when

MD&A | Risk Management | Market Risk Management, including Interest-Rate Risk Management

Fannie Mae 2023 Form 10-K	142
interest rates change in a manner similar to changes in the duration of mortgage assets. See “Liquidity and Capital
Management—Liquidity Management—Debt Funding” for additional information on our debt activity.
Derivative Instruments
Derivative instruments also are an integral part of our strategy in managing interest-rate risk. See “Note 9, Derivative
Instruments” for a description of the derivatives we use for interest-rate risk management purposes and the factors we consider in deciding whether to use derivatives.
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
Decisions regarding the repositioning of our derivatives portfolio are based upon current assessments of our interest-
rate risk profile and economic conditions, including the composition of our retained mortgage portfolio, our investments in non-mortgage securities and relative mix of our debt and derivative positions, the interest-rate environment and expected trends.
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
•a 50 basis point shift in interest rates; and
•a 25 basis point change in the slope of the yield curve.
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
“Interest Rate Risk Disclosures” in our Monthly Summary, which is available on our website and announced in a press release.

MD&A | Risk Management | Market Risk Management, including Interest-Rate Risk Management

Fannie Mae 2023 Form 10-K	143
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
The table below displays the pre-tax market value sensitivity of our net portfolio to changes in the level of interest rates and the slope of the applicable yield curve as measured on the last day of each period presented. The table below also provides the daily average, minimum, maximum and standard deviation values for duration gap and for the most adverse market value impact on the net portfolio to changes in the level of interest rates and the slope of the applicable yield curve for the three months ended December 31, 2023 and 2022.
Effective April 2023, we transitioned our portfolio interest-rate risk measurement process from using LIBOR to using
SOFR as the benchmark interest rate. This change did not have a significant impact on the measurement of our interest-rate risk or our financial results. The interest-rate sensitivity metrics in the table below as of December 31, 2022 and for the three months ended December 31, 2022 were not revised.
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
•the monthly disclosure shows the most adverse pre-tax impact on the market value of our net portfolio from the hypothetical interest-rate shocks, while the quarterly disclosure includes the estimated pre-tax impact of both up and down interest-rate shocks.

MD&A | Risk Management | Market Risk Management, including Interest-Rate Risk Management

Fannie Mae 2023 Form 10-K	144

Interest-Rate Sensitivity of Net Portfolio to Changes in Interest-Rate Level and Slope of Yield Curve
	As of December 31,(1)(2)
	2023	2022
	(Dollars in millions)
Rate level shock:
-100 basis points	$53	$(10)
-50 basis points	39	5
+50 basis points	(47)	(14)
+100 basis points	(93)	(35)
Rate slope shock:
-25 basis points (flattening)	(7)	(8)
+25 basis points (steepening)	5	10

	For the Three Months Ended December 31,(1)(3)
	2023			2022
	Duration Gap	Rate Slope Shock 25 bps	Rate Level Shock 50 bps	Duration Gap	Rate Slope Shock 25 bps	Rate Level Shock 50 bps
		Market Value Sensitivity			Market Value Sensitivity
	(In years)	(Dollars in millions)		(In years)	(Dollars in millions)
Average	0.03	$(11)	$(27)	—	$(5)	$(16)
Minimum	(0.01)	(22)	(47)	(0.04)	(10)	(36)
Maximum	0.06	(1)	2	0.04	—	(3)
Standard deviation	0.02	4	12	0.02	2	8
(1)Computed based on changes in SOFR interest-rates swap curve as of and for the three months ended December 31, 2023. Computed based on changes in U.S. LIBOR interest-rates swap curve as of and for the three months ended December 31, 2022
(2)Measured on the last business day of each period presented.
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
positions, see “Note 9, Derivative Instruments.”

Derivative Impact on Interest-Rate Risk (50 Basis Points)
	As of December 31,(1)
	2023	2022
	(Dollars in millions)
Before derivatives	$(449)	$(177)
After derivatives	(47)	(14)
Effect of derivatives	402	163
(1)Measured on the last business day of each period presented.
Earnings Exposure to Interest-Rate Risk
While we manage the interest-rate risk of our net portfolio with the objective of remaining neutral to movements in interest rates and volatility on an economic basis, our earnings can experience volatility due to interest-rate changes and differing accounting treatments that apply to certain financial instruments on our balance sheet. Specifically, we have exposure to earnings volatility that is driven by changes in interest rates in two primary areas: our net portfolio and

MD&A | Risk Management | Market Risk Management, including Interest-Rate Risk Management

Fannie Mae 2023 Form 10-K	145
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
We apply fair value hedge accounting to address some of the exposure to interest rates, particularly the earnings volatility related to changes in benchmark interest rates. Our hedge accounting program is specifically designed to address the volatility of our financial results associated with changes in fair value related to changes in these benchmark interest rates. As such, earnings variability driven by other factors, such as spreads or changes in cost basis amortization recognized in net interest income, remains. In addition, our ability to effectively reduce earnings volatility is dependent upon the volume and type of interest-rate swaps available for hedging, which is driven by our interest-rate risk management strategy discussed above. As our range of available interest-rate swaps varies over time, our ability to reduce earnings volatility through hedge accounting may vary as well. When the shape of the yield curve shifts significantly from period to period, hedge accounting may be less effective. In our current program, we establish new hedging relationships each business day to provide flexibility in our overall risk management strategy.
See “Note 1, Summary of Significant Accounting Policies” and “Note 9, Derivative Instruments” for additional information on our fair value hedge accounting policy and related disclosures.
Liquidity and Funding Risk Management
See “Liquidity and Capital Management” for a discussion of how we manage liquidity and funding risk.
Operational Risk Management
Operational risk is the risk of loss resulting from inadequate or failed internal processes, people or systems, or disruptions from external events. Our corporate operational risk framework aligns with our Enterprise Risk policy and has evolved based on the changing needs of our business and FHFA regulatory guidance. The Operational Risk
Management group is responsible for overseeing and monitoring compliance with our operational risk program’s requirements. The Operational Risk Management group reports to the Chief Risk Officer and works in conjunction with other second line of defense teams, such as Compliance and Ethics, to oversee and aggregate the full range of operational risks, including fraud, resiliency, business interruptions, processing errors, damage to physical assets, workplace safety and employment practices. To quantify our operational risk exposure, we rely on the Basel
Standardized Approach, which is based on a percentage of gross income. In addition, where we deem it appropriate, we purchase insurance policies to mitigate the impact of operational losses.
We currently use artificial intelligence and machine learning techniques in our models that support a number of business needs. Generative artificial intelligence, or generative AI, is an evolution of artificial intelligence that is rapidly developing and may transform the way businesses operate and make decisions, creating both opportunities for and risks to our business. We expect to gradually increase our use of artificial intelligence to support our business needs, including using more advanced generative AI. We are currently working on enhancing our governance and controls to support the further development and implementation of artificial intelligence in our business processes, including implementing guiding ethical principles on the appropriate use of artificial intelligence and enhancing our risk management framework.
We believe the use of artificial intelligence tools has significant potential to enhance employee productivity, improve our business processes, and change the way we engage with our stakeholders.
See “Risk Factors—Operational and Model Risk” for more information regarding our operational risk, including risks associated with artificial intelligence, and “Risk Management—Overview—Risk Management Governance” for more information regarding our governance of operational risk management. See “Cybersecurity” for a discussion of cybersecurity risk management.
Model Risk Management
Model risk is the risk of potential adverse consequences (such as financial loss or reputational damage) due to:
inappropriate model design; errors in model coding, implementation, inputs or assumptions; inadequate model performance; or incorrect use or application of model outputs or reports. The use of models requires numerous assumptions and there are inherent limitations in any methodology used to estimate macroeconomic factors such as home prices, multifamily property values, unemployment and interest rates, and their impact on borrower behavior.
When market conditions change rapidly and dramatically, the assumptions used by models may no longer accurately capture or reflect the changing conditions. Given the challenges of predicting future behavior, management judgment is used throughout the modeling process, from model design decisions regarding core underlying assumptions, to interpreting and applying final model output.

MD&A | Risk Management | Market Risk Management, including Interest-Rate Risk Management

Fannie Mae 2023 Form 10-K	146
We manage model risk through a model risk management framework that establishes the roles and responsibilities for managing model risk through the model life cycle, as well as related governance requirements. Under our model risk management framework, model owners and users have responsibility for monitoring whether models are performing accurately and complying with the framework’s control requirements. We have an independent model risk management team within our Enterprise Risk Management division that is responsible for establishing and maintaining the model risk management framework, as well as providing independent review and approval of models prior to use. We also have a management-level Model Risk Committee that oversees risk management activities related to model risk. In addition to internally-developed models, we also use third-party models.
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
See “Risk Factors—Operational and Model Risk” for a discussion of the risks associated with the use of models, including our use of third-party models and third-party data providers.
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
The allowance for loan losses involves substantial judgment on a number of matters including the development and weighting of macroeconomic forecasts, the reversion period applied, the assessment of similar risk characteristics, which determines the historic loss experience used to derive probability of loan default, the valuation of collateral, and the determination of a loan’s remaining expected life. Our most significant judgments involved in estimating our allowance for loan losses relate to the modeled macroeconomic data used to develop reasonable and supportable forecasts for key economic drivers, which are subject to significant inherent uncertainty. Most notably, for single-family, the model uses forecasted single-family home prices as well as a range of possible future interest rate environments.
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

MD&A | Risk Management | Model Risk Management

Fannie Mae 2023 Form 10-K	147
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
The table below provides information about our most significant key macroeconomic inputs used in determining our single-family allowance for loan losses: forecasted home price growth rates and interest rates. Although the model consumes a wide range of possible regional home price forecasts and interest rate scenarios that take into account inherent uncertainty, the forecasts below represent the mean path of those simulations used in determining the allowance for each quarter during the years ended December 31, 2023 and 2022, and how those forecasts have changed between periods of estimate. Below we present our home price growth and interest rate estimates used in our estimate of expected credit losses. Our forecasts include estimates for periods beyond 2025 that are not presented in the table below.

MD&A | Critical Accounting Estimates

Fannie Mae 2023 Form 10-K	148

Select Single-Family Macroeconomic Model Inputs(1)

Forecasted home price growth (decline) rate by period of estimate:(2)
	For the Full Year ending December 31,
	2023	2024	2025
Fourth Quarter 2023	7.1%	3.2%	0.3%
Third Quarter 2023	6.7	2.8	(0.4)
Second Quarter 2023	3.9	(0.7)	(1.5)
First Quarter 2023	(1.2)	(2.2)	(1.1)

	For the Full Year ending December 31,
	2022	2023	2024
Fourth Quarter 2022	8.4%	(4.2)%	(2.3)%
Third Quarter 2022	9.0	(1.5)	(1.4)
Second Quarter 2022	16.0	4.4	0.5
First Quarter 2022	10.8	3.2	1.3

Forecasted 30-year interest rates by period of estimate:(3)
	Through the end of December 31,	For the Full Year ending December 31,
	2023	2024	2025
Fourth Quarter 2023	6.8%	6.4%	6.0%
Third Quarter 2023	7.5	7.2	6.8
Second Quarter 2023	6.7	6.0	5.8
First Quarter 2023	6.2	5.7	5.5

	Through the end of December 31,	For the Full Year ending December 31,
	2022	2023	2024
Fourth Quarter 2022	6.5%	6.5%	6.0%
Third Quarter 2022	6.8	6.7	6.2
Second Quarter 2022	5.7	5.4	5.2
First Quarter 2022	4.7	4.8	4.7
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
(3)Forecasted 30-year interest rates represent the mean of possible future interest rate environments that are simulated by our interest rate model and used in the estimation of credit losses. Forecasts through the end of December 31, 2023 and 2022, represent the average forecasted rate from the quarter-end through the calendar year end of December 31st. The fourth quarter of 2023 and 2022 interest rates represent the 30-year interest rate as of December 31, 2023 and December 31, 2022, respectively. This table reflects the forecasted interest rate data we used in estimating credit losses for the periods shown and does not reflect changes in interest rates that occurred after the forecast date.

MD&A | Critical Accounting Estimates

Fannie Mae 2023 Form 10-K	149
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
As noted above, our allowance for loan losses is sensitive to changes in home prices and interest rate changes. To consider the impact of a hypothetical change in home prices, assuming a positive one-percentage point change in the home price growth rate for the first twelve months of the forecast, on a normalized basis, with all other factors held constant, the single-family allowance for loan losses as of December 31, 2023 would decrease by approximately 3%.
Conversely, assuming a negative one-percentage point change in the home price growth rate for the first twelve months of the forecast, on a normalized basis, the single-family allowance for loan losses would increase by approximately 4%.
To consider the impact of a hypothetical change in 30-year interest rates, assuming a 50-basis point increase in estimated 30-year interest rates, with all other factors held constant, the single-family allowance for loan losses as of
December 31, 2023 would increase by approximately 4%. Conversely, assuming a 50-basis point decrease in 30-year interest rates, the single-family allowance for loan losses would decrease by approximately 3%.
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
We provide more detailed information on our accounting for the allowance for loan losses in “Note 1, Summary of
Significant Accounting Policies.” See “Note 5, Allowance for Loan Losses” for additional information about our current period benefit (provision) for loan losses.
See “Key Market Economic Indicators” for additional information about how home prices can affect our credit loss estimates, including a discussion of home price growth rates and our home price forecast. Also see “Consolidated
Results of Operations—Benefit (Provision) for Credit Losses” for information on how our home price forecast impacted our single-family benefit (provision) for credit losses.
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
“Back-end credit risk transfer transactions” refers to credit enhancements that we obtain after acquiring a loan.
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
“Capital reserve end date” refers to the date that is the last day of the second consecutive fiscal quarter during which we have had and maintained capital equal to, or in excess of, all of the capital requirements and buffers under the enterprise regulatory capital framework.
“Connecticut Avenue Securities” or “CAS” refers to a type of security that allows Fannie Mae to transfer a portion of the credit risk from loan reference pools, consisting of certain mortgage loans in our guaranty book of business, to third-
party investors.

MD&A | Critical Accounting Estimates

Fannie Mae 2023 Form 10-K	150
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
“Debt Service Coverage Ratio” or “DSCR” refers to a ratio of net cash flow to the annualized debt service, which may include both principal and interest payments, of a multifamily property.
“Deferred Guaranty Fee Income” refers to income primarily from the upfront fees that we receive at the time of loan acquisition related to single-family loan-level price adjustments or other fees we receive from lenders, which are amortized over the contractual life of the loan. Deferred guaranty fee income also includes the amortization of cost basis adjustments on our mortgage loans and debt of consolidated trusts that are not associated with upfront fees.
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
“Enterprise Regulatory Capital Framework” refers to the regulatory capital framework established by FHFA applicable to us that was initially published in December 2020 and subsequently amended in 2022 and 2023, as described in
“Business—Legislation and Regulation—Capital Requirements.”
“FHFA” refers to the Federal Housing Finance Agency. FHFA is an independent agency of the federal government with general supervisory and regulatory authority over Fannie Mae, Freddie Mac and the Federal Home Loan Banks. FHFA
is our safety and soundness regulator and our mission regulator. FHFA also has been acting as our conservator since
September 2008. For more information on FHFA’s authority as our conservator and as our regulator, see “Business—
Conservatorship and Treasury Agreements” and “Business—Legislation and Regulation.”
“Front-end credit enhancements” refers to credit enhancements that we obtain at the time we acquire a loan.
“GSE” refers to the government-sponsored enterprises Fannie Mae or Freddie Mac.
“GSE Act” refers to the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended.
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
“Low Income Housing Tax Credit program” or “LIHTC program” refers to a federal program that encourages private equity investment in creating and preserving affordable units throughout the country by awarding federal tax credits to affordable housing developers, who then exchange those tax credits with corporate investors in return for capital contributions.
“Loans,” “mortgage loans” and “mortgages” refer to both whole loans and loan participations, secured by residential real estate, cooperative shares or by manufactured housing units.

MD&A | Glossary of Terms Used in This Report

Fannie Mae 2023 Form 10-K	151
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
“Structured Fannie Mae MBS” refers to Fannie Mae securitizations that are resecuritizations of UMBS, MBS, or previously-issued structured securities. Our structured securities can be commingled—that is, they can include Freddie
Mac securities as part or all of the underlying collateral for the security.
“TCCA fees” refers to the expense recognized as a result of the 10 basis point increase in guaranty fees on all single-
family mortgages delivered to us on or after April 1, 2012 pursuant to the Temporary Payroll Tax Cut Continuation Act of
2011 and as extended by the Infrastructure Investment and Jobs Act, which we pay to Treasury on a quarterly basis.

MD&A | Glossary of Terms Used in This Report

Fannie Mae 2023 Form 10-K	152
“TDR” or “troubled debt restructuring” refers to a modification to the contractual terms of a loan that results in granting a concession to a borrower experiencing financial difficulties. Effective January 1, 2022, we adopted ASU 2022-02, which eliminated TDR accounting prospectively for all restructurings occurring on or after January 1, 2022.
“Uniform Mortgage-Backed Securities” or “UMBS” refers to uniform single-family mortgage-backed securities issued by
Fannie Mae or Freddie Mac that are directly backed by fixed-rate mortgage loans and generally eligible for trading in the to-be-announced (“TBA”) market.
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
“Yield maintenance fees” refers to multifamily prepayment premiums, which are fees that a multifamily borrower typically pays when they prepay their loan.
Item 7A.  Quantitative and Qualitative Disclosures about Market Risk
Information about market risk is set forth in “MD&A—Risk Management—Market Risk Management, including Interest-
Rate Risk Management.”
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
Disclosure controls and procedures refer to controls and other procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding our required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, management has evaluated, with the participation of our Chief
Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures in effect as of
December 31, 2023, the end of the period covered by this report. As a result of management’s evaluation, our Chief
Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2023, or as of the date of filing this report.
Our disclosure controls and procedures were not effective as of December 31, 2023 or as of the date of filing this report because they did not adequately ensure the accumulation and communication to management of information known to
FHFA that is needed to meet our disclosure obligations under the federal securities laws. As a result, we were not able to rely upon the disclosure controls and procedures that were in place as of December 31, 2023, or as of the date of this

MD&A | Glossary of Terms Used in This Report

Fannie Mae 2023 Form 10-K	153
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making its assessment, management used the criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in May 2013. Management’s
assessment of our internal control over financial reporting as of December 31, 2023 identified a material weakness, which is described below. Because of this material weakness, management has concluded that our internal control over financial reporting was not effective as of December 31, 2023 or as of the date of filing this report.
Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on our internal control over financial reporting, expressing an adverse opinion on the effectiveness of our internal control over financial reporting as of December 31, 2023. This report is included below under the heading “Report of Independent Registered
Public Accounting Firm.”
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
Management has determined that we continued to have the following material weakness as of December 31, 2023, and as of the date of filing this report:
•Disclosure Controls and Procedures. We have been under the conservatorship of FHFA since September 2008.
Under the GSE Act, FHFA is an independent agency that currently functions as both our conservator and our regulator with respect to our safety, soundness and mission. Because of the nature of the conservatorship under the GSE Act, which places us under the “control” of FHFA (as that term is defined by securities laws), some of the information that we may need to meet our disclosure obligations may be solely within the knowledge of FHFA. As our conservator, FHFA has the power to take actions without our knowledge that could be material to our stockholders and other stakeholders, and could significantly affect our financial performance or our continued existence as an ongoing business. Although we and FHFA attempted to design and implement disclosure policies and procedures that would account for the conservatorship and accomplish the same objectives as a disclosure controls and procedures policy of a typical reporting company, there are inherent

Controls and Procedures

Fannie Mae 2023 Form 10-K	154
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
•FHFA personnel, including senior officials, have reviewed our SEC filings prior to filing, including this annual report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”), and engaged in discussions regarding issues associated with the information contained in those filings. Prior to filing our 2023 Form 10-K,
FHFA provided Fannie Mae management with written acknowledgment that it had reviewed the 2023 Form 10-
K, and it was not aware of any material misstatements or omissions in the 2023 Form 10-K and had no objection to our filing the 2023 Form 10-K.
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
In view of these activities, we believe that our consolidated financial statements for the year ended December 31, 2023 have been prepared in conformity with GAAP.
Changes in Internal Control Over Financial Reporting
Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting from October 1, 2023 through December 31, 2023 that management believes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
In the ordinary course of business, we review our system of internal control over financial reporting and make changes that we believe will improve these controls and increase efficiency, while continuing to ensure that we maintain effective internal controls. Changes may include implementing new, more efficient systems, automating manual processes, and updating existing systems.

Controls and Procedures

Fannie Mae 2023 Form 10-K	155
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Fannie Mae:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Fannie Mae and consolidated entities (in conservatorship) (the “Company”) as of December 31, 2023, based on criteria established in Internal Control –
Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO). In our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of
December 31, 2023, based on the criteria established in Internal Control – Integrated Framework (2013) issued by
COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United
States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the
Company and our report dated February 15, 2024, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s dependence upon the continued support from various agencies of the United States Government, including the United States Department of Treasury and the Company’s
conservator and regulator, the Federal Housing Finance Agency.
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

Controls and Procedures

Fannie Mae 2023 Form 10-K	156
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
This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and this report does not affect our report on such financial statements.
/s/ Deloitte & Touche LLP
McLean, Virginia
February 15, 2024

Controls and Procedures

Fannie Mae 2023 Form 10-K	157
Item 9B.  Other Information
During the quarter ended December 31, 2023, no Fannie Mae director or officer (as that term is defined by the SEC in
Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement for transactions in Fannie Mae securities.
Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent
Inspections
Not applicable.
PART III
Item 10.  Directors, Executive Officers and Corporate Governance
Directors

Our current directors are listed below. They have provided the following information about their principal occupation, business experience and other matters.

Priscilla Almodovar

Age 56 Chief Executive Officer Director since December 2022 Board committees: • Community Responsibility and Sustainability
Ms. Almodovar has been Chief Executive Officer of Fannie Mae since December 2022. In addition to that role, she has been appointed to succeed our current President when he retires later this year. Ms. Almodovar previously served as
President and Chief Executive Officer of Enterprise Community Partners, Inc. (“Enterprise”), which invests in communities nationwide to address affordable housing challenges and expand access to investment capital, from 2019 to 2022. Ms. Almodovar previously was a Managing Director at JPMorgan Chase, Inc. from 2010 to 2019, where she led national real estate businesses that focused on commercial real estate and on community development. Prior to joining
JPMorgan Chase, from 2007 to 2009, Ms. Almodovar was the President and Chief Executive Officer of New York state’s housing finance and mortgage agencies. Ms. Almodovar began her career at the global law firm, White & Case LLP, where as an equity partner she specialized in international project finance and capital markets. Ms. Almodovar has served on the Board of Directors of Realty Income Corporation, a real estate investment trust, since 2021, where she also serves as Chair of the Board’s Audit Committee. In 2021, she served on the Board of Directors and Audit
Committee of VEREIT, Inc., which was acquired by Realty Income Corporation.

Amy E. Alving

Age 61 Independent director since October 2013 Board committees: • Nominating and Corporate Governance (Vice Chair) • Risk Policy and Capital (Chair)
Dr. Alving served as Chief Technology Officer and Senior Vice President at Science Applications International
Corporation (“SAIC”), now known as Leidos Holdings, Inc., a scientific, engineering and technology applications company, from 2007 to 2013. Dr. Alving’s prior positions include director of the Special Projects Office at the Defense
Advanced Research Projects Agency, White House Fellow, and tenured faculty member at the University of Minnesota.
Dr. Alving is currently a member of the Board of Directors of Howmet Aerospace Inc. (formerly Arconic Inc.), where she serves as Chair of the Governance and Nominating Committee. Dr. Alving also serves as a member of the Department

Other Information

Fannie Mae 2023 Form 10-K	158
of the Air Force Scientific Advisory Board, a body that advises the Secretary of the Air Force and other Air Force senior leaders on scientific and technical matters. Dr. Alving previously served on the Board of Directors of Arconic Inc. from
2016 to 2017 and rejoined its Board of Directors in 2018. From 2010 to 2015, Dr. Alving was a member of the Board of
Directors of Pall Corporation, where she served as a member of the Audit Committee and the Nominating/Governance
Committee. In addition, she was a Trustee of Princeton University from 2019 to 2023 and was a member of the Board of
Directors of DXC Technology Company from 2017 to 2023.

Christopher J. Brummer

Age 48 Independent director since February 2021 Board committees: • Community Responsibility and Sustainability (Vice Chair) • Risk Policy and Capital
Mr. Brummer is the Faculty Director of Georgetown’s Institute of International Economic Law and Agnes N. Williams
Sesquicentennial Professor of Financial Technology at the Georgetown University Law Center, where he began teaching in 2009. Prior to that time, he served as an assistant professor of law at Vanderbilt Law School from 2006 to
2009 and as an academic fellow at the Securities and Exchange Commission’s Office of International Affairs from 2008 to 2009. Prior to his position at Vanderbilt, Mr. Brummer was an attorney in private practice in New York and London from 2004 to 2006. Mr. Brummer is the founder of DC Fintech Week, a public policy conference on finance and technology, a co-founder of the Fintech Beat podcast and newsletter for CQ Roll Call, and the author of a number of publications. He is currently a nonresident senior fellow for the Atlantic Council’s GeoEconomics Center, a member of the Commodity Futures Trading Commission’s Subcommittee on Virtual Currencies, an advisory council member for the
Alliance for Innovative Regulation and an advisory group member for the Digital Dollar Project. Mr. Brummer serves as an advisor to the investment fund Paradigm Operations LP. He is also a member of the Board of Directors of Open to the Public Investing, Inc. and K2 Integrity. Mr. Brummer served as a member of the Biden-Harris Presidential Transition
Team from October 2020 to January 2021, a member of the Financial Innovation Standing Committee of the European
Securities and Markets Authority (“ESMA”) Consultative Working Group from 2019 to 2020, a member of Nasdaq delisting panels from 2010 to 2016, a senior fellow for the Milken Institute’s Center for Financial Markets from 2011 to
2017, and a member of FINRA’s National Adjudicatory Council from 2013 to 2015.

Renée Lewis Glover

Age 74 Independent director since January 2016 Board committees: • Community Responsibility and Sustainability • Nominating and Corporate Governance (Chair)
Ms. Glover is the Founder and Managing Member of The Catalyst Group, LLC, a national consulting firm focused on urban revitalization, real estate development and community building, urban policy, and business transformation. Ms.
Glover is currently a member of the Board of Directors of Tricon Residential Inc., where she serves on the Audit
Committee and the Compensation, Nominating and Corporate Governance Committee. Ms. Glover was a member of the Board of Trustees of Enterprise Community Partners, Inc., where she served on the Executive Committee and as
Chair of the Compensation and Human Resources Committee, until 2022. Ms. Glover served on the Board of Directors of Habitat for Humanity International from 2006 to 2015, including serving as Chair of the Board of Directors from 2013 to 2015. Committees on which she served during her time as a member of the Board of Directors of Habitat for
Humanity International included the Audit Committee, Finance Committee, Operations Committee and Executive
Committee. Ms. Glover served as a member of the Board of Directors of the Federal Reserve Bank of Atlanta from 2009 to 2014, where she served on the Audit and Operational Risk Committee. She also served as a Commissioner of the
Bipartisan Policy Center Housing Commission from 2011 to 2014. The Commission was responsible for developing a set of bipartisan recommendations concerning federal housing policy and housing finance. Ms. Glover served as president and chief executive officer of the Atlanta Housing Authority and its affiliates from 1994 to 2013. Prior to joining the Atlanta Housing Authority, Ms. Glover was a corporate finance attorney in Atlanta and New York. Ms. Glover served on the Board of Trustees of Starwood Waypoint Homes in 2017, where she served on the Nominating and Corporate

Directors, Executive Officers and Corporate Governance | Directors

Fannie Mae 2023 Form 10-K	159
Governance Committee and the Audit Committee. Ms. Glover served on the Advisory Board of the Penn Institute for
Urban Research until 2023, and she currently serves on the Azimuth GRC Advisory Board and the Advisory Board for
the J. Ronald Terwilliger Center for Housing Policy.

Michael J. Heid

Age 66
Independent director since May 2016
Board Chair since May 2022
Board committees:
  • None
Mr. Heid also serves as an alternate member of each Board committee for the purpose of establishing a meeting quorum if needed.

Mr. Heid served as Executive Vice President (Home Lending) of Wells Fargo & Company from 1997 to his retirement in
2016. He served in a number of positions at Wells Fargo Home Mortgage, the mortgage banking division of Wells
Fargo, including as president from 2011 to 2015, as co-president from 2004 to 2011, and earlier as chief financial officer and head of Loan Servicing. Mr. Heid was employed by Wells Fargo or its predecessors beginning in 1988. Mr. Heid was also on the Advisory Board for Home Partners of America from 2016 to 2023 and Promontory Mortgage Path from
2018 to 2022. Mr. Heid was a member of the Board of Directors of Roosevelt Management Company LLC from 2016 to
2023, where he served as Chair of the Risk Committee and a member of the Strategy Committee.

Robert H. Herz

Age 70 Independent director since June 2011 Board committees: • Audit (Chair) • Compensation and Human Capital
Mr. Herz serves as President of Robert H. Herz LLC, providing consulting services on financial reporting and other matters. From 2002 to 2010, Mr. Herz was Chairman of the Financial Accounting Standards Board, or FASB. He was
also a part-time member of the International Accounting Standards Board, or IASB, from 2001 to 2002. He was a partner in PricewaterhouseCoopers LLP from 1985 until his retirement in 2002. Mr. Herz is currently a member of the
Board of Directors of Morgan Stanley, where he serves as Chair of the Audit Committee and as a member of the
Governance and Sustainability Committee. Mr. Herz is also a current member of the Board of Directors of Workiva Inc., a provider of reporting software, where he serves as a member of the Audit Committee and Nominating and
Governance Committee. He previously served as a senior advisor to and as a member of the Advisory Board of Workiva
Inc. (formerly WebFilings LLC) from 2011 to 2014. He also serves on the Board of Directors of the International
Foundation for Valuing Impacts and on the Advisory Boards of the following entities: AccountAbility; the Continuous
Auditing and Reporting Lab at Rutgers Business School; Lukka, Inc.; and RS Metrics. Mr. Herz also serves on the G7
Impact Taskforce and was an executive in residence at the Columbia Business School.

Simon Johnson

Age 61 Independent director since February 2021 Board committees: • Audit • Risk Policy & Capital
Mr. Johnson has served as a professor at the Massachusetts Institute of Technology (“MIT”) Sloan School of
Management since 1997. He is currently the Ronald A. Kurtz Professor of Entrepreneurship and head of the Global
Economics and Management Group at the MIT Sloan School of Management. Mr. Johnson is also currently a research

Directors, Executive Officers and Corporate Governance | Directors

Fannie Mae 2023 Form 10-K	160
associate for the National Bureau of Economic Research, a private nonpartisan organization that facilitates cutting-edge investigation and analysis of major economic issues. Mr. Johnson was a member of the Center for a New Economy’s
Growth Commission on Puerto Rico from 2017 to 2019, a member of the Financial Research Advisory Committee of the
U.S. Department of the Treasury’s Office of Financial Research from 2014 to 2016, where he chaired the Global
Vulnerabilities Working Group, a member of the Federal Deposit Insurance Corporation’s Systemic Resolution Advisory
Committee from 2011 to 2016, a member of the Congressional Budget Office’s Panel of Economic Advisers from 2009 to 2015, a senior follow at the Peterson Institute for International Economics from 2008 to 2019, and Chief Economist at the International Monetary Fund from 2007 to 2008. He is currently co-chair of the CFA Institute Systemic Risk Council, a public interest group that monitors progress on the implementation of financial reforms, an advisory board member for the Institute for New Economic Thinking, and an advisory board member for Intelligence Squared. Mr. Johnson is the co-founder of Baselinescenario.com and the author of numerous publications.

Karin J. Kimbrough

Age 55 Independent director since March 2019 Board committees: • Community Responsibility and Sustainability (Chair) • Compensation and Human Capital (Vice Chair)
Ms. Kimbrough has served as Chief Economist for LinkedIn Corporation since January 2020. Ms. Kimbrough previously served as Assistant Treasurer for Google from 2017 to 2019. Prior to that time, Ms. Kimbrough served as a Managing
Director and Head of Macroeconomic Policy at Bank of America Merrill Lynch from 2014 to 2017. Ms. Kimbrough worked at the Federal Reserve Bank of New York from 2005 to 2014, serving as Vice President and a director for the
Financial Stability Monitoring Function in the Markets Group from 2010 to 2014 and as a manager for Analytical
Development from 2005 to 2010. Ms. Kimbrough previously worked as an economist and strategist at Morgan Stanley from 2000 to 2005. Ms. Kimbrough was a member of the Board of Directors of Bread Financial Holdings, Inc. from 2021 to 2023, where she served on the Compensation and Risk Committees. She currently serves as a member of the board of directors of the Federal Reserve Bank of San Francisco and of the National Bureau of Economic Research, and she
serves on the academic advisory council of the Federal Reserve Bank of Chicago.

Diane C. Nordin

Age 65
Independent director since November 2013; Board Vice Chair since April 2019
Board committees:
  • Audit
  • Compensation and Human Capital (Chair)
Ms. Nordin also serves as an alternate member of each other Board committee for the purpose of establishing a meeting quorum if needed.

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

Directors, Executive Officers and Corporate Governance | Directors

Fannie Mae 2023 Form 10-K	161

Chetlur “Chet” S. Ragavan

Age 69 Independent director since June 2023 Board committees: • Nominating and Corporate Governance • Risk Policy and Capital (Vice Chair)
Mr. Ragavan is the Founder and Principal of Risk Response LLC, which provides risk advisory and consulting services to global financial institutions. Previously, Mr. Ragavan was Executive Vice President and Chief Risk Officer of Voya
Financial, Inc. (formerly known as ING U.S., Inc.) from 2014 until his retirement in 2019. From 2008 to 2014, he served as Managing Director and Chief Risk Officer for Voya Investment Management. Prior to joining Voya Financial, Mr.
Ragavan was Managing Director and Co-Head of the Portfolio Analytics Group for BlackRock from 2006 to 2008. Mr.
Ragavan is a Chartered Financial Analyst. He began his career at Merrill Lynch in 1980 and held several senior leadership roles during his 26-year career with the company, including as Managing Director and Global Head of Fixed-
Income Research of Merrill Lynch Investment Managers from 2000 to 2006 and as Managing Director and Head of Risk
Management of Merrill Lynch Asset Management from 1992 to 2000. Mr. Ragavan has served on the Board of Directors of CNO Financial Group, Inc. since May 2021, where he is currently Chair of the Audit and Enterprise Risk Committee and a member of the Investment Committee of the Board. He also serves on the Board of the Council for Economic
Education.

Manuel “Manolo” Sánchez Rodríguez

Age 58 Independent director since September 2018 Board committees: • Compensation and Human Capital • Nominating and Corporate Governance
Mr. Sánchez was the President and Chief Executive Officer of Compass Bank, Inc. (“Compass Bank”), a U.S. subsidiary of Banco Bilbao Vizcaya Argentaria, S.A. (“BBVA”), from 2008 to 2017. Mr. Sánchez also served as a member of
BBVA’s worldwide Executive Committee and was BBVA’s Country Manager for U.S. operations from 2010 to 2017. In addition, Mr. Sánchez became Chairman of the Board of Directors of Compass Bank and its holding company, BBVA
Compass Bancshares, Inc., in 2010 and served in these roles until 2017. Mr. Sánchez joined BBVA in 1990 and served in a number of other roles at BBVA prior to becoming President and Chief Executive Officer of Compass Bank in 2008.
Mr. Sánchez currently serves as a member of the Board of Directors of Stewart Information Services Corporation, where he serves as a member of the Audit Committee and the Nominating and Corporate Governance Committee. Mr.
Sánchez also serves as a member of the Board of Directors of Affirm Holdings, Inc. where he serves as a member of the Audit Committee and the Nominating and Corporate Governance Committee. Mr. Sánchez previously served as a member of the Board of Directors of Elevate Credit, Inc. (from 2021 to 2023), of BanCoppel S.A. Institución de Banca
Múltiple in Mexico City (from 2019 to 2021), and of On Deck Capital, Inc. (from 2018 to 2020), where he was a member of the Audit Committee and the Compensation Committee. Mr. Sánchez is Founder of Adelante Ventures LLC and serves as a Board member or advisor to several fintech companies. He is an Adjunct Professor at Rice University’s
Jones Graduate School of Business, where he teaches disruption in financial services with a focus on crypto currencies and blockchain. Mr. Sánchez also currently serves as a trustee or member of the Board of Directors of a number of civic, cultural and educational institutions, including the KIPP Texas Public Schools and Texas Children’s Hospital.

Directors, Executive Officers and Corporate Governance | Directors

Fannie Mae 2023 Form 10-K	162

Michael A. Seelig

Age 61 Independent director since March 2023 Board committees: • Audit (Vice Chair) • Compensation and Human Capital
Mr. Seelig served as a senior executive at PricewaterhouseCoopers LLP, where he was a partner from 1997 until his retirement in 2022. Mr. Seelig has over 35 years of diverse experience principally serving clients in the financial services industry, including several other government-sponsored entities. In addition to helping companies navigate risk, regulatory, mergers and acquisitions, financial reporting, corporate governance and strategy matters, Mr. Seelig served in a variety of leadership roles within PricewaterhouseCoopers, where he was responsible for driving various aspects of the firm’s strategy and operations in several national, market and sector-based capacities. Mr. Seelig is a licensed certified public accountant and a member of the American Institute of Certified Professional Accountants, or AICPA. Mr.
Seelig currently serves on the Audit Committee of the University of Florida Foundation Board, and he serves or has served as a trustee or member of the Board of a number of other civic, educational and faith-based organizations.
Corporate Governance

Conservatorship and Board Authorities
In September 2008, the Director of FHFA appointed FHFA as our conservator in accordance with the GSE Act. As conservator, FHFA succeeded to all rights, titles, powers and privileges of Fannie Mae, and of any stockholder, officer or director of Fannie Mae with respect to Fannie Mae and its assets. As a result, our Board of Directors no longer had the power or duty to manage, direct or oversee our business and affairs.
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
FHFA’s instructions require that we obtain the conservator’s decision before taking action on matters that require the consent of or consultation with Treasury under the senior preferred stock purchase agreement. See “Business—
Conservatorship and Treasury Agreements—Treasury Agreements—Covenants” for matters that require the approval of
Treasury under the senior preferred stock purchase agreement.

Directors, Executive Officers and Corporate Governance | Directors

Fannie Mae 2023 Form 10-K	163
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

•redemptions or repurchases of our subordinated debt,
except as may be necessary to comply with the senior
preferred stock purchase agreement;
•creation of any subsidiary or affiliate, or entering into a substantial transaction with a subsidiary or affiliate,
except for routine ongoing transactions with CSS or the
creation of, or a transaction with, a subsidiary or affiliate undertaken in the ordinary course of business;
•changes to or removal of Board risk limits that would
result in an increase in the amount of risk that we may
take;
•retention and termination of the external auditor;
•terminations of law firms serving as consultants to the
Board;
•proposed amendments to our bylaws or to charters of
our Board committees;
•setting or increasing the compensation or benefits
payable to members of the Board; and
•establishing the annual operating budget.
•
•material changes in accounting policy;
•proposed changes in our business operations, activities,
and transactions that in the reasonable business
judgment of management are more likely than not to
result in a significant increase in credit, market,
reputational, operational or other key risks;
•matters that impact or question the conservator’s
powers, our conservatorship status, the legal effect of
the conservatorship, interpretations of the senior
preferred stock purchase agreement or the Financial
Agency Agreement with Treasury or our performance
under the Financial Agency Agreement;
•agreements relating to litigation, lawsuits, claims,
demands, prosecutions, regulatory proceedings or tax
matters where the amount in dispute exceeds a
specified threshold, including related matters that
aggregate to more than the threshold;
•mergers, acquisitions and changes in control of key
counterparties where we have a direct contractual right
to cease doing business with the entity or object to the
merger or acquisition;
•changes to requirements, policies, frameworks,
standards or products that are aligned with Freddie
Mac’s, pursuant to FHFA’s direction;
•credit risk transfer transactions that are a new
transaction type, involve a material change in terms, or
involve a new type of collateral;
•transfers of mortgage servicing rights that meet
minimum size thresholds and would increase the
transferee’s servicing of Fannie Mae seriously
delinquent loans by more than a specified threshold; and
•changes in employee compensation that could
significantly impact our employees, including special
incentive plans, merit increase pool funding, and
retention awards for executives.

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
There is a non-executive Chair of the Board and Vice Chair of the Board, and our Chief Executive Officer is the only corporate officer serving as a director. Our Corporate Governance Guidelines, in accordance with FHFA corporate governance regulations, require a majority of Fannie Mae’s directors to be independent. The Board currently has twelve members, eleven of whom are independent. See “Certain Relationships and Related Transactions, and Director
Independence—Director Independence” for a description of our director independence requirements and a discussion of the Board’s review of the independence of all current Board members.
Our conservator appointed directors in 2008. Subsequent vacancies have been and may continue to be filled by the
Board, subject to review by the conservator. FHFA’s 2008 order appointing directors provided that each director serves on the Board until the earlier of (1) resignation or removal by the conservator or (2) the election of a successor director at an annual meeting of stockholders. Because FHFA as our conservator has all powers of our stockholders, we have not held stockholders’ meetings since entering into conservatorship.

Directors, Executive Officers and Corporate Governance | Corporate Governance

Fannie Mae 2023 Form 10-K	164
Under the Charter Act, each director is elected for a term ending on the date of our next annual stockholders’ meeting.
Fannie Mae’s bylaws provide that each director holds office for the term for which he or she was elected or appointed and until his or her successor is chosen and qualified or until he or she dies, resigns, retires or is removed from office in accordance with applicable law or regulation, whichever occurs first. As noted above, however, the conservator appointed an initial group of directors to our Board following our entry into conservatorship, provided the Board with the authority to appoint directors to subsequent vacancies subject to conservator review, and defined the term of service of directors during conservatorship. Our Corporate Governance Guidelines were amended in 2021 to provide that, absent death, resignation or retirement, each director first appointed in 2021 or thereafter will serve until the earliest of: (1) the third anniversary of the effective date of such director’s appointment while we are in conservatorship; (2) the date on which the director is removed by the conservator while we are in conservatorship; or (3) the date on which the director’s successor is elected at an annual meeting of stockholders. Four of our current directors are serving three-year terms:
Christopher Brummer, Simon Johnson, Chet Ragavan, and Michael Seelig. Our Board may reelect a director to a new three-year term upon the recommendation of the Nominating and Corporate Governance Committee, subject to conservator review. In determining whether to recommend reelection, the Nominating and Corporate Governance
Committee will consider, among other factors, the willingness of the director to continue to serve on the Board and devote the necessary time, the contributions that they have made to the Board and Committee discussions and decision-making, their continued involvement in business and professional activities relevant to Fannie Mae, the skills and experience that should be represented on the Board, and the desire to maintain a diverse Board. In February 2024,
FHFA approved the reelection of Mr. Brummer and Mr. Johnson to new three-year terms. As Chief Executive Officer,
Ms. Almodovar’s service on the Board ceases at the termination of her employment as Chief Executive Officer unless otherwise requested by the Board. All of our other directors were appointed prior to 2021.
In addition, absent a waiver from FHFA, FHFA corporate governance regulations limit service on our Board to ten years or age 72, whichever comes first. In 2021, FHFA approved a waiver of the ten-year Board term limit applicable to Mr.
Herz, allowing him to serve on the Board through June 30, 2024, as well as a waiver of the Board age limit applicable to
Ms. Glover, allowing her to serve on the Board through November 12, 2025. In 2022, FHFA approved waivers of the ten-
year Board term limit applicable to Ms. Alving, allowing her to serve on the board through October 2026, and to Ms.
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
The Nominating and Corporate Governance Committee also considers diversity when evaluating the composition of the
Board. Our Corporate Governance Guidelines specify that the Nominating and Corporate Governance Committee is committed to considering minorities, women and individuals with disabilities in the identification and evaluation process for prospective Board candidates, and that the Committee seeks Board members who represent diversity in ideas and perspectives. These provisions of our Corporate Governance Guidelines implement FHFA regulations that require us to implement and maintain policies and procedures that, among other things, encourage the consideration of diversity in nominating or soliciting nominees for positions on our Board.

Directors, Executive Officers and Corporate Governance | Corporate Governance

Fannie Mae 2023 Form 10-K	165
Our directors have a variety of backgrounds and overall experience. Over half of Fannie Mae’s Board members are women and/or racial or ethnic minorities. Our Board also has a balance of longer-serving directors with institutional knowledge and newer directors with fresh perspectives. The charts below provide information on the demographic background and Board tenure of our twelve Board members.

Board Diversity

Women	Black/African American	40s	< 2 Years

Men	Asian	50s	2-4 Years

	Hispanic/Latino	60s	5+ Years

	White	70s

Two or more (also represented in each applicable category)

Directors, Executive Officers and Corporate Governance | Corporate Governance

Fannie Mae 2023 Form 10-K	166
The Nominating and Corporate Governance Committee evaluates the qualifications and performance of current directors on an annual basis, taking into consideration factors related to a Board member’s contribution to the effective functioning of the Board. Ms. Almodovar serves as a member of our Board of Directors in connection with her role as our Chief Executive Officer. In its assessment of our independent directors and its evaluation of potential candidates for director, the Nominating and Corporate Governance Committee also considers each individual’s particular experience, qualifications, attributes and skills in the areas identified in our Corporate Governance Guidelines. In concluding our independent directors should serve as directors, the Nominating and Corporate Governance Committee took into account their knowledge in the areas indicated in the table below, which they gained from their experience described in
“Directors.”

Director Experience, Qualifications, Attributes and Skills
Board Leadership Structure
FHFA corporate governance regulations and our Corporate Governance Guidelines require separate Chair of the Board and Chief Executive Officer positions and require that the Chair of the Board be an independent director. A non-
executive Chair structure enables non-management directors to raise issues and concerns for Board consideration without immediately involving management and is consistent with the Board’s emphasis on independent oversight of management, including independent risk oversight.

Directors, Executive Officers and Corporate Governance | Corporate Governance

Fannie Mae 2023 Form 10-K	167
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
Our Risk Policy and Capital Committee Charter also sets forth the Risk Policy and Capital Committee’s duties and responsibilities in overseeing risk management for all of our major categories of risk and any other emerging risks. For

Directors, Executive Officers and Corporate Governance | Corporate Governance

Fannie Mae 2023 Form 10-K	168
more information on the role of our Board and management in risk oversight, see “MD&A—Risk Management—Risk
Management Governance” and “Cybersecurity—Cybersecurity Governance—Board Oversight.”
Human Capital Management Oversight
The Compensation and Human Capital Committee of the Board has oversight of Fannie Mae’s human capital management and its diversity and inclusion program and related policies and practices. As part of its oversight role, the
Committee reviews our primary compensation programs and benefits, succession planning for executives, as well as corporate culture and employee engagement.
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
Audit Committee Membership
Our Board of Directors has a standing Audit Committee consisting of Mr. Herz, who is the Chair, Mr. Seelig, who is the
Vice Chair, Mr. Johnson, and Ms. Nordin. Mr. Heid also serves as an alternate member of the Audit Committee for the purpose of establishing a meeting quorum if needed. All of the Audit Committee members are financially literate and independent under the requirements of independence set forth in FHFA corporate governance regulations (which requires the standard of independence adopted by the NYSE), Fannie Mae’s Corporate Governance Guidelines, and
other SEC rules and regulations applicable to audit committees. The Board has determined that each member of the
Audit Committee has the requisite experience, as discussed in “Directors,” to qualify as an “audit committee financial expert” under the rules and regulations of the SEC and has designated each of them as such.
Executive Sessions
Our non-management directors meet in executive session on a regularly scheduled basis. Our Board of Directors reserves time for an executive session at every regularly scheduled in-person Board meeting. The non-executive Chair of the Board presides over these sessions.
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
Director Nominations; Stockholder Proposals
Under the GSE Act, FHFA, as conservator, has all rights, titles, powers and privileges of the stockholders and Board of
Directors of Fannie Mae. As a result, Fannie Mae’s common stockholders no longer have the ability to recommend director nominees or elect the directors of Fannie Mae or bring business before any meeting of stockholders pursuant to the procedures in our bylaws. We currently do not plan to hold an annual meeting of stockholders in 2024.

Directors, Executive Officers and Corporate Governance | Corporate Governance

Fannie Mae 2023 Form 10-K	169
Report of the Audit Committee of the Board of Directors

The Audit Committee’s charter sets forth the Audit Committee’s duties and responsibilities, and provides that the Audit
Committee’s purpose is to:
•oversee (a) our accounting, reporting, and financial practices and those of our subsidiaries, including the integrity of our financial statements and internal control over financial reporting, (b) our compliance with legal and regulatory requirements, (c) the external auditor’s qualifications, independence, and performance, and
(d) the qualifications, independence, and performance of our internal audit function and chief audit executive;
•approve, or recommend for Board approval, as appropriate, certain of our policies relating to the Audit
Committee’s oversight of the external auditor relationship, internal audit function, and the compliance department; and
•prepare the report required by the rules of the SEC to be included in our annual proxy statement in years in which Fannie Mae holds an Annual Meeting of Stockholders and files a proxy statement.
In accordance with this purpose, the Audit Committee has the authority to appoint, compensate, retain, oversee, evaluate and terminate our independent external auditor (referred to as the “independent auditor”); however, the Audit
Committee is required to consult and obtain the decision of the conservator before exercising some of these authorities.
The independent auditor reports directly to the Audit Committee. The Audit Committee is responsible for fee negotiations with the independent auditor and pre-approves the fees for and the terms of all audit and permissible non-
audit services to be provided by the independent auditor. The Audit Committee has delegated to its Chair the authority to pre-approve such services up to $1 million per engagement, which pre-approval must be ratified by the Audit
Committee at its next scheduled meeting. The Audit Committee has the authority to retain counsel, accountants, experts and other advisors to assist the Audit Committee members in carrying out their duties; however, the Audit Committee’s authority to terminate law firms serving as consultants to the Committee is subject to the conservator’s decision.
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
For the year ended December 31, 2023, the Audit Committee, among other things:
•reviewed and discussed the company’s quarterly earnings releases, quarterly reports on Form 10-Q and this
Annual Report on Form 10-K, including the consolidated financial statements;
•together with the Board and the other Board Committees, reviewed the company’s major legal and compliance risk exposures and the guidelines and policies that govern the process for risk assessment and risk management;
•reviewed and discussed reports from management on the company’s policies regarding applicable legal and regulatory requirements;
•reviewed and discussed the plan and scope of the 2023 audit work for the independent auditor;
•reviewed and discussed with management the company’s 2022 ESG Report;
•reviewed, discussed and approved the 2023 internal audit plan and budget, and reviewed and discussed summaries of the significant reports by the internal audit function;
•reviewed the performance and compensation of the Chief Audit Executive and Chief Compliance Officer;
•reviewed the engagement, independence and quality control procedures of the independent auditor, as described in further detail below;

Directors, Executive Officers and Corporate Governance | Report of the Audit Committee of the Board of Directors

Fannie Mae 2023 Form 10-K	170
•met with and/or received reports from senior representatives of the following divisions or departments of the company: Finance, Legal, Compliance and Ethics, and Internal Audit; and
•met regularly in executive sessions with each of Deloitte, the internal audit function and company management, including the Chief Financial Officer, the Chief Compliance Officer and the Chief Audit Executive, which provided an additional opportunity for Deloitte and the others noted to provide candid feedback to the
Committee.
The Audit Committee also reviewed and discussed with management, the Chief Audit Executive and Deloitte:
•the audited consolidated financial statements for 2023;
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
Deloitte has served as the company’s independent auditor since 2005. The Audit Committee selects Deloitte’s lead audit partner who, along with the concurring partner, rotates every five years. Pursuant to this schedule, in 2022 the Audit
Committee selected a new lead audit partner, who began in the role with the fiscal year 2023 audit. The Audit
Committee evaluates the independent auditor’s qualifications, performance and independence on at least an annual basis. The factors the Audit Committee considered in evaluating and approving Deloitte’s appointment as the company’s independent auditor included:
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
recommended to the Board of Directors that the company’s audited consolidated financial statements for 2023 be included in this Annual Report on Form 10-K for filing with the SEC. In addition, the Audit Committee approved the

Directors, Executive Officers and Corporate Governance | Report of the Audit Committee of the Board of Directors

Fannie Mae 2023 Form 10-K	171
appointment of Fannie Mae’s independent auditor, Deloitte & Touche LLP, for 2024. FHFA, as the company’s conservator, approved Deloitte’s appointment as Fannie Mae’s independent auditor for 2024.
Audit Committee:
Robert H. Herz, Chair
Michael Seelig, Vice Chair
Simon Johnson
Diane C. Nordin
Executive Officers

Under our bylaws, each executive officer holds office until their successor is chosen and qualified or until they die, resign, retire or are removed from office, whichever occurs first.
Ms. Almodovar, our Chief Executive Officer, has served as a member of our Board of Directors since December 2022.
Information about her business experience and other matters is provided in “Directors.” As of February 15, 2024, we have seven other executive officers:

David C. Benson

Age 64	President Joined Fannie Mae in 2002
Mr. Benson has been President since 2018, and, since becoming President, he has also served as Interim Chief
Executive Officer during part of 2022, as Interim Chief Financial Officer during part of 2021, and as the Interim head of
Fannie Mae’s Single-Family business earlier in 2021. Mr. Benson notified us that he intends to retire by mid-2024. Mr.
Benson has served Fannie Mae in a range of leadership roles, including as Executive Vice President and Chief
Financial Officer, Executive Vice President—Capital Markets, Securitization & Corporate Strategy, and as Treasurer.
Prior to joining Fannie Mae in 2002, Mr. Benson was Managing Director in the fixed income division of Merrill Lynch &
Co where, from 1988 through 2002, he served in several capacities in the areas of risk management, trading, debt syndication and e-commerce based in New York and London.

H. Malloy Evans

Age 50	Executive Vice President—Single-Family Joined Fannie Mae in 2004
Mr. Evans has served as Executive Vice President—Single-Family since May 2021. He is responsible for Fannie Mae’s single-family business functions, including leading the teams responsible for maintaining our single-family mortgage acquisition and servicing standards, providing liquidity to the single-family mortgage market, and facilitating equitable and sustainable access to homeownership across America. Mr. Evans has served in various roles at Fannie Mae, most recently as Senior Vice President and Chief Credit Officer for Single-Family, from 2019 to 2021, where he was responsible for first-line credit risk management from mortgage acquisition through disposition. Prior to 2019, Mr. Evans held other leadership roles overseeing risks across the single-family mortgage life cycle, including credit, counterparty, operational, and reputational risks, performance of Fannie Mae’s single-family lenders and servicers, and our administration of Treasury’s Making Home Affordable program. Mr. Evans began his Fannie Mae career in 2004 as an attorney in Fannie Mae’s legal department, serving as the principal counsel supporting our implementation of

Directors, Executive Officers and Corporate Governance | Report of the Audit Committee of the Board of Directors

Fannie Mae 2023 Form 10-K	172
government initiatives under the Making Home Affordable program and advising the business on our multi-class securitization program.

Michele M. Evans

Age 60	Executive Vice President—Multifamily Joined Fannie Mae in 1992
Ms. Evans has served as Executive Vice President—Multifamily since August 2020. She is responsible for Fannie
Mae’s multifamily business functions, including leading the teams responsible for maintaining our multifamily mortgage acquisition and servicing standards, providing liquidity to the multifamily mortgage market, and facilitating equitable and sustainable access to quality affordable rental housing across America. Ms. Evans has served in various roles at Fannie
Mae, most recently as Senior Vice President and Chief Operating Officer for Multifamily, from 2009 to 2020, where she was responsible for driving the digital transformation of our Multifamily business; managing loan products; innovating with data; operational risk; and leading Multifamily’s strategy. After joining Fannie Mae in 1992 as an analyst, Ms. Evans managed DUS and non-DUS lender relationships, including affordable transactions and credit responsibilities, and held other leadership roles across the Multifamily business.

Chryssa C. Halley

Age 57	Executive Vice President and Chief Financial Officer Joined Fannie Mae in 2006
Ms. Halley has served as Executive Vice President and Chief Financial Officer since November 2021. In this role, she is responsible for Fannie Mae’s financial management as well as modeling, climate-related risk management, and corporate strategy. Previously, Ms. Halley served as Fannie Mae’s Senior Vice President and Controller, from 2017 to
2021. Since joining Fannie Mae in 2006, she has held a variety of positions, including Senior Vice President and Deputy
Controller; Vice President and Assistant Controller for Capital Markets and Operations; Vice President for Tax, Debt and
Derivatives, and Securities Accounting; and Vice President for Corporate Tax.

Danielle M. McCoy

Age 47	Senior Vice President, General Counsel, and Corporate Secretary Joined Fannie Mae in 2006
Ms. McCoy has served as Senior Vice President, General Counsel, and Corporate Secretary since January 2024. Ms.
McCoy served as Senior Vice President, Enterprise Deputy General Counsel and Deputy Corporate Secretary from
2021 to 2023, overseeing four areas within the legal department: corporate governance, fair lending, corporate data and technology, and data privacy and cybersecurity. Before assuming this position, from 2015 to 2021, she served as
Fannie Mae’s Fair Lending Officer in her role as Vice President and Deputy General Counsel of Fair Lending and was
responsible for fair lending compliance, legal analysis, and analytics activities. Prior to that role, Ms. McCoy served as
Deputy General Counsel for Corporate Governance, providing legal advice to senior management and the Fannie Mae
Board of Directors. Ms. McCoy joined Fannie Mae in 2006.

Directors, Executive Officers and Corporate Governance | Executive Officers

Fannie Mae 2023 Form 10-K	173

Anthony Moon

Age 59	Executive Vice President and Chief Risk Officer Joined Fannie Mae in 2022
Mr. Moon has served as Fannie Mae’s Executive Vice President and Chief Risk Officer since December 2022. In this role, he is responsible for our Enterprise Risk Management division, which oversees the company’s governance and strategy for global risk management, including establishing our overarching risk governance framework as well as risk appetite. Mr. Moon has over 30 years of experience in financial services and over 25 years of experience in risk management. Mr. Moon previously served as Chief Risk Officer for the Wealth Management Division and the Morgan
Stanley Private Bank at Morgan Stanley, from 2015 to December 2022. In that role, he was responsible for risk management oversight for market, credit, operational, liquidity, model, and strategic risks. He previously held risk leadership positions at GE Capital, Bank of Tokyo-Mitsubishi, and Bankers Trust. Mr. Moon also serves as a Board
Member for the Cortland College Foundation.

Stergios “Terry” Theologides

Age 57	Executive Vice President and Chief Administrative Officer Joined Fannie Mae in 2019
Mr. Theologides has served as Executive Vice President and Chief Administrative Officer since January 2024. In this role, he is responsible for leading our Economic & Strategic Research group and our ESG and mission, government and industry relations, legal, and marketing and communications functions. From 2019 to 2023, Mr. Theologides served as
Fannie Mae’s Executive Vice President, General Counsel and Corporate Secretary. Prior to joining Fannie Mae, from
2017 to 2019, Mr. Theologides was in private legal practice at Theologides Law, P.C. He served as Senior Vice
President, General Counsel and Secretary of CoreLogic, Inc. from 2010 to 2017, and served as Senior Vice President and General Counsel, Information Solutions Group, of The First American Corporation, CoreLogic’s predecessor, from
2009 to 2010. Mr. Theologides was Executive Vice President and General Counsel for Morgan Stanley’s U.S. residential mortgage businesses from 2007 to 2009. He was Executive Vice President, General Counsel and Secretary for New
Century Financial Corporation from 1998 to 2007. Mr. Theologides was in private legal practice at O’Melveny & Myers
LLP from 1992 to 1996.
Item 11.  Executive Compensation
Compensation Discussion and Analysis

Named Executives for 2023
This Compensation Discussion and Analysis focuses on our compensation decisions and arrangements for 2023 relating to the following executive officers, whom we refer to as our “named executives”:
•Priscilla AlmodovarChief Executive Officer
•Chryssa C. HalleyExecutive Vice President and Chief Financial Officer
•David C. BensonPresident
•H. Malloy EvansExecutive Vice President—Single-Family
•Anthony MoonExecutive Vice President and Chief Risk Officer

Directors, Executive Officers and Corporate Governance | Executive Officers

Fannie Mae 2023 Form 10-K	174
Executive Summary
Due to our conservatorship status and other legal requirements, FHFA, our conservator and regulator, has substantial oversight and approval rights over our executive compensation arrangements and determinations. While conserving taxpayer resources is an important objective of FHFA’s design of our executive compensation program, we and FHFA understand that this objective must be balanced with our need to attract and retain qualified and experienced executives. In addition to FHFA’s oversight, Congress has also enacted legislation that significantly impacts the compensation we pay our named executives, as we describe in “Legal, Regulatory and Conservator Restrictions on
Executive Compensation.”
Compensation for our Chief Executive Officer is limited by statute while we are in conservatorship or receivership. Our
2023 compensation arrangements with our other named executives, which we refer to as the “2023 executive compensation program,” were developed by FHFA in consultation with Treasury. Named executives other than our Chief
Executive Officer receive two principal elements of compensation: base salary, which is paid throughout the year, and deferred salary, which is paid after a deferral period. There are two components to deferred salary: (1) a fixed portion that is generally subject to reduction if an executive leaves the company within one year following the end of the performance year, unless they have met specified age and years of service requirements; and (2) an at-risk portion that is subject to reduction based on corporate and individual performance. Named executives do not receive bonuses or any form of equity compensation.
We had a successful year in 2023 despite housing affordability challenges posed by volatile macroeconomic conditions, rising mortgage interest rates and housing prices, and a low mortgage-origination environment. Under the leadership of our executives, including our named executives, we provided $369 billion in liquidity to the market in 2023 and, as discussed in “Determination of 2023 Compensation,” had many additional accomplishments. We completed the corporate performance goals for 2023 set by FHFA as our conservator, which we refer to as the 2023 scorecard. In addition, the Compensation and Human Capital Committee of our Board of Directors recommended, and the Board determined, that, taking a holistic view of our 2023 performance, management should be credited with 100%
achievement of the Board of Directors’ goals.
Overview of 2023 Executive Compensation Program
FHFA has advised us that the design of our executive compensation program is intended to fulfill and balance three primary objectives:
•Maintain Lower Pay Levels to Conserve Taxpayer Resources. Given our conservatorship status, our executive compensation program is designed generally to provide for lower pay levels relative to large financial services companies that are not in conservatorship.
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
•Equity in Government Compensation Act. The Equity in Government Compensation Act of 2015 limits the compensation and benefits for our Chief Executive Officer to the same level in effect as of January 1, 2015

Executive Compensation | Compensation Discussion and Analysis

Fannie Mae 2023 Form 10-K	175
while we are in conservatorship or receivership. This law also provides that compensation and benefits for our
Chief Executive Officer may not be increased while we are in conservatorship or receivership. Accordingly, annual direct compensation for our Chief Executive Officer is limited to base salary at an annual rate of
$600,000.
•The Stop Trading on Congressional Knowledge Act of 2012, known as the STOCK Act. Pursuant to the STOCK
Act and related FHFA regulations, our senior executives, including the named executives, are prohibited from receiving bonuses during conservatorship. FHFA defines a bonus as a payment that rewards an employee for work performed, where details of the award (such as the decision to grant it or its amounts) are determined after the performance period using discretion or inherently subjective measures.
•FHFA authority to set executive compensation. The powers of FHFA as our conservator include the authority to set executive compensation. As our conservator, FHFA has retained the authority to approve the terms and amounts of our executive compensation. In its instructions to us, FHFA has directed management to obtain
FHFA’s decision before entering into new compensation arrangements or increasing amounts or benefits payable under existing compensation arrangements of named executives or other executive officers as defined in SEC rules.
•FHFA requirements for employee compensation. Pursuant to FHFA instructions, FHFA’s decision as conservator is required with regard to any changes in employee compensation that could significantly impact our employees, including but not limited to special incentive plans, merit increase pool funding, and retention awards for executives.
•Key FHFA compensation directives. As our conservator, from time to time FHFA issues or updates directives that relate to compensation of our executives and other employees. Currently applicable FHFA directives provide as follows:
◦Base salaries for all executives are limited to no more than $600,000.
◦Our policies and procedures must include penalties for executive officers and certain other covered employees who are found to have engaged in specified restricted activity, including the clawback of compensation in appropriate circumstances to the extent permitted by law.
◦We may target between the 25th and 50th percentiles of appropriate market data for both new executive hires and compensation increase requests for existing executives, unless FHFA has granted an exception.
◦In November 2023, FHFA directed us to implement a new peer group and benchmarking approach for executive compensation and apply a 20% discount to benchmarks for the roles of Chief Financial
Officer, Chief Operating Officer, and President.
•Stockholder Powers. As our conservator, FHFA has all powers of our stockholders. Accordingly, we have not held stockholders’ meetings since entering into conservatorship, nor have we held any stockholder advisory votes on executive compensation.
•Golden Parachute Regulation. A golden parachute payment generally refers to a compensatory payment that is contingent on or provided in connection with termination of employment. FHFA regulation pursuant to the GSE
Act generally prohibits us from making golden parachute payments to any current or former director, officer, or employee during any period in which we are in conservatorship, receivership or other troubled condition, unless either a specific exemption applies or the Director of FHFA approves the payments. Specific exemptions include qualified pension or retirement plans, nondiscriminatory employee plans or programs that meet specified requirements, and bona fide deferred compensation plans or arrangements that meet specified requirements.
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
officers as defined in SEC rules without the consent of the Director of FHFA, in consultation with the
Secretary of the Treasury.

Executive Compensation | Compensation Discussion and Analysis

Fannie Mae 2023 Form 10-K	176
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
For purposes of this disclosure, “direct compensation” includes salary and other cash compensation, but excludes health and welfare, retirement, relocation, secure transportation, and other similar benefits. See “Compensation Tables and Other Information—Summary Compensation Table” for information about our Chief Executive Officer’s total 2023 compensation.
Limits on our Chief Executive Officer compensation affect our ability to attract and retain executive talent. Total direct compensation for our Chief Executive Officer is significantly below the market median for 2022 chief executive officer compensation at comparable businesses. Our inability to offer market-based compensation to our Chief Executive
Officer hinders our succession planning for our chief executive officer role. See “Risk Factors—GSE and
Conservatorship Risk” for a discussion of the risks associated with executive retention and succession planning.

Executive Compensation | Compensation Discussion and Analysis

Fannie Mae 2023 Form 10-K	177
Elements of 2023 Executive Compensation Program
Direct Compensation
The table below summarizes the principal elements, objectives and key features of our 2023 executive compensation program for our named executives other than our Chief Executive Officer, who receives no deferred salary. All elements
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
biweekly increments over
the course of the
performance year.
There are two elements of
deferred salary:
• a fixed portion that is
generally subject to
reduction if an executive
leaves Fannie Mae within
one year following the end
of the performance year,
unless they have met
specified age and years of
service requirements; and
• an at-risk portion that is
subject to reduction based
on assessments of
corporate and individual
performance following the
end of the performance
year.
Deferred salary is paid in
quarterly installments in the
year after it is earned for
fixed deferred salary and in
the second year for at-risk
deferred salary.
Interest accrues on deferred
salary at one-half of the
one-year Treasury Bill rate
in effect on the last
business day immediately
preceding the year in which
the deferred salary is
earned.
Fixed Deferred Salary
Retain named executives.
Earned but unpaid fixed deferred salary is generally
subject to reduction if a named executive leaves
Fannie Mae within one year following the end of the
performance year, unless they have met the age
and years of service requirements specified below.
The amount of earned but unpaid fixed deferred
salary received by the named executive will be
reduced by 2% for each full or partial month by
which the executive’s separation date precedes
January 31 of the second year following the
performance year (or, if later, the end of the twenty-
fourth month following the month in which the
named executive first earned deferred salary).
The reduction provisions applicable to payments of
earned but unpaid fixed deferred salary do not
apply if an officer’s employment terminates other
than for cause at or after age 62, or age 55 with ten
years of service with Fannie Mae, or as a result of
death or long-term disability.

At-Risk Deferred Salary
Retain named executives and encourage them to achieve corporate and individual performance objectives.
Equal to 30% of each named executive’s total
target direct compensation. Half of at-risk deferred
salary was subject to reduction based on corporate
performance against the 2023 scorecard as
determined by FHFA in its discretion. The
remaining half of at-risk deferred salary was subject
to reduction based on individual performance as
determined by the Board of Directors, with FHFA’s
review, taking into account corporate performance
against the 2023 Board of Directors’ goals.
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

Executive Compensation | Compensation Discussion and Analysis

Fannie Mae 2023 Form 10-K	178
Employee Benefits
Our employee benefits serve as an important tool in attracting and retaining senior executives. We describe the employee benefits available in 2023 to our named executives in the table below. We provide more detail on our
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
Provide for the well-being of the named executives and their families.
Sign-on Awards and Relocation Benefits
In addition to the direct compensation and employee benefits described in the tables above, from time to time we may offer a sign-on award to a new executive to attract the executive to join Fannie Mae and to compensate the executive for compensation forfeited upon leaving a prior employer. We also from time to time may offer relocation benefits to a new executive to attract the executive by reimbursing them for costs associated with moving to the Washington, DC area.
Mr. Moon, who joined Fannie Mae in December 2022, received a sign-on award of $2,100,000, payable in three installments, primarily to compensate him for compensation he forfeited upon leaving his prior employer. Mr. Moon received a first installment pursuant to this award, in the amount of $1,050,000, in January 2023 and a second installment, in the amount of $525,000, in December 2023. He is scheduled to receive the final installment of $525,000 in December 2024. Under the terms of the award, each installment is subject to repayment if, within one year after its payment, Mr. Moon resigns or his employment with Fannie Mae is terminated involuntarily due to his misconduct.
Ms. Almodovar, who joined Fannie Mae in December 2022, received relocation benefits in 2022 and 2023 in connection with her hire. These relocation benefits are conditioned on her continued employment with Fannie Mae for a minimum of
18 months. If she had resigned or her employment had terminated involuntarily due to misconduct within twelve months of her December 2022 start date, Ms. Almodovar would have been required to reimburse Fannie Mae 100% of the relocation benefits paid to her. If she resigns or her employment is terminated due to misconduct from the 13th through the 18th month from her December 2022 start date, she is required to reimburse Fannie Mae 50% of the benefits paid.
Secure Transportation Services
For her safety, we provide Ms. Almodovar with the services of a car and executive protection driver for local commuting and related travel pursuant to the recommendation of a third-party security study.
Severance Benefits
We have not entered into agreements with any of our named executives that entitle the executive to severance benefits.
Under the 2023 executive compensation program, a named executive is entitled to receive a specified portion of their earned but unpaid deferred salary (and related interest) if they resign, retire, or if their employment is terminated by
Fannie Mae for any reason other than for cause. See “Compensation Tables and Other Information—Potential
Payments Upon Termination or Change-in-Control” for information on compensation that we may pay to a named executive in certain circumstances in the event the executive’s employment is terminated.

Executive Compensation | Compensation Discussion and Analysis

Fannie Mae 2023 Form 10-K	179
Determination of 2023 Compensation
2023 Compensation Actions
The table below displays the 2023 direct compensation targets for each of our named executives compared to the actual amounts that will be paid to them based on the assessments and determinations made by FHFA, the
Compensation and Human Capital Committee, and the Board of Directors. This table is presented on a different basis from, and is not intended to replace, the Summary Compensation Table required under applicable SEC rules, which is included in “Compensation Tables and Other Information—Summary Compensation Table” and includes additional forms of compensation not included in the table below.

Summary of 2023 Compensation Actions
			2023 Corporate Performance-Based At-Risk Deferred Salary		2023 Individual Performance-Based At-Risk Deferred Salary		Total
Name and Principal Position	2023 Base Salary	2023 Fixed Deferred Salary	Target	Actual % of Target	Target	Actual % of Target	Target	Actual
Priscilla Almodovar	$600,000	$—	$—	—%	$—	—%	$600,000	$600,000
Chief Executive Officer
Chryssa Halley(1)	592,308	1,486,154	445,384	91	445,385	100	2,969,231	2,929,147
Executive Vice President and Chief Financial Officer
David Benson	600,000	2,480,000	660,000	91	660,000	100	4,400,000	4,340,600
President
H. Malloy Evans(1)	592,308	1,486,154	445,384	91	445,385	100	2,969,231	2,929,147
Executive Vice President—Single- Family
Anthony Moon(2)	500,000	1,460,000	420,000	91	420,000	100	2,800,000	2,762,200
Executive Vice President and Chief Risk Officer
(1)Amounts shown reflect that Ms. Halley’s and Mr. Evans’s compensation increased during January 2023. The increases were approved by the Board of Directors and FHFA to better align their compensation with the market. Ms. Halley’s and Mr.
Evans’s total annual direct compensation targets increased to $3,000,000, consisting of base salary of $600,000, fixed deferred salary of $1,500,000 and at-risk deferred salary of $900,000.
(2)This table excludes the sign-on award Mr. Moon received in 2023, which is discussed in “Elements of 2023 Executive
Compensation Program—Sign-on Awards and Relocation Benefits.”
Assessment of Corporate Performance against 2023 Scorecard
Overview
In January 2023, FHFA issued the 2023 scorecard, a set of corporate performance objectives and related targets for
2023. Half of 2023 at-risk deferred salary, or 15% of overall 2023 total target direct compensation, for each named executive other than Ms. Almodovar was subject to reduction based on FHFA’s assessment in its discretion of our performance against the 2023 scorecard and related objectives.
The elements of the 2023 scorecard are shown below under “FHFA Assessment.” FHFA developed these objectives and related targets with input from management. The 2023 scorecard established that our performance would be assessed based on the following criteria:
•Our products and programs foster liquid, competitive, efficient, and resilient housing finance markets that support affordable, sustainable, and equitable access to homeownership and rental housing;
•We conduct business in a safe and sound manner;
•We meet expectations under all FHFA requirements, including those pertaining to capital, liquidity, and credit risk transfer;
•We continue to manage operations while in conservatorship in a manner that preserves and conserves assets through the prudent stewardship of our resources;

Executive Compensation | Compensation Discussion and Analysis

Fannie Mae 2023 Form 10-K	180
•We cooperate and collaborate with FHFA to meet the conservator’s priorities and guidance throughout the course of the year;
•We deliver work products that are high quality, thorough, creative, effective, and timely, and that consider effects on homeowners, multifamily property owners, and renters, Fannie Mae and Freddie Mac, the industry, and other stakeholders; and
•We ensure that diversity, equity, and inclusion remain top priorities in strategic planning, operations, and business development.
FHFA Assessment
We provided updates to and maintained a dialogue with FHFA throughout 2023 on our performance against the 2023 scorecard, including our performance against FHFA’s expectations for diversity and inclusion. In January 2024, FHFA reviewed and assessed our performance against the 2023 scorecard, with input from management, and determined that the portion of 2023 at-risk deferred salary for senior executives that is based on corporate performance would be paid at
91% of target. In assessing our performance against the 2023 scorecard, the factors considered by FHFA included our completion of all of the 2023 scorecard objectives and our performance against the qualitative assessment criteria referenced above.

Executive Compensation | Compensation Discussion and Analysis

Fannie Mae 2023 Form 10-K	181
The table below sets forth the 2023 scorecard and a summary of FHFA’s assessment of our achievement against the scorecard objectives and targets. For purposes of the 2023 scorecard, “Enterprise” refers to each of Fannie Mae and
Freddie Mac.

FHFA 2023 Scorecard
Objectives	Performance
Promote Equitable Access to Affordable and Sustainable Housing (50%)
Conduct business and undertake initiatives that support affordable, sustainable, and equitable access to homeownership and rental housing, and fulfill all statutory mandates.

Take significant actions to ensure that all borrowers and renters have equitable access to sustainable long-term affordable
housing opportunities, including efforts that further energy efficiency, resiliency, and cost savings in the mortgage process.
Develop and implement strategies to support and advance the
following:
•Sustainable homeownership and affordable rental housing
◦Explore options to expand energy efficiency and to improve
resiliency product offerings and policy guidelines.
◦Explore the feasibility of expanding tenant protections in
properties financed by the Enterprises.
◦Identify strategies and activities to facilitate greater
affordable housing supply within the limits of charter
authorities.
◦Plan for implementation of the approved credit score
models, informed by stakeholder outreach.
•Equitable access to housing
◦Take meaningful actions to achieve the goals and objectives of the Enterprises’ Equitable Housing Finance Plans.
◦Continue efforts to minimize single-family appraisal bias and improve valuation equity, including by supporting FHFA’s
implementation of the Property and Valuation Equity
(“PAVE”) action plan.
•Efficiency in the mortgage market
◦Continue modernization of single-family appraisal processes and practices.
◦Leverage data, technology, and other innovations to
promote efficiency and cost savings in mortgage processes.
•Climate risks
◦Identify and pursue measures to enhance consumer
awareness of climate risks in housing.
◦Continue research to identify at-risk borrowers, properties, and communities to inform policy and improve climate-
resiliency efforts.

The objectives were assessed as completed.
In its assessment, FHFA noted that Fannie Mae
exceeded its targets and measures relating to
multifamily tenant protections by developing
several innovative and precedent setting
resident-centered property management
practices and identifying opportunities to develop
industry-wide best practices.
FHFA also noted that Fannie Mae provided
exceptionally high-quality deliverables in support
of its work to leverage data, technology and other
innovations to promote efficiency and cost
savings in single-family mortgage processes.

Manage new multifamily purchases to remain within the multifamily cap requirements, including an expanded focus on workforce/moderate income housing.	The objectives were assessed as completed.

Executive Compensation | Compensation Discussion and Analysis

Fannie Mae 2023 Form 10-K	182

FHFA 2023 Scorecard, continued
Objectives	Performance
Operate the Business in a Safe and Sound Manner (50%)
Operate with heightened focus on safety and soundness and with a prudent risk profile consistent with continued support for housing finance markets throughout the economic cycle, while minimizing the risk of requiring a draw against the
Treasury commitment.

Ensure that the Enterprise is resilient to operational, market, credit, counterparty, economic, and climate risks.
•Address examination and supervision findings promptly.
•Maintain effective risk management systems appropriate for
entities that need to minimize risk to capital as they rebuild their capital buffers.
•Take appropriate action to address risk exposure and enhance
Enterprise counterparty risk controls.
•Strengthen risk management capabilities in identifying,
assessing, controlling, monitoring, and reporting on climate risk and incorporating these capabilities into the overall
Enterprise risk framework.
•Maintain ability to respond to operational events without
significant disruption to the primary or secondary mortgage
market.
•Maintain liquidity at levels required by FHFA and sufficient to sustain Enterprise operations through severe stress events.
•Continue to develop the pricing framework to maintain support for core mission single-family borrowers, ensure a level playing field for small and large sellers, foster capital accumulation, and achieve viable returns on capital.
The objectives were assessed as completed.
Transfer a meaningful amount of credit risk to private investors in a commercially reasonable and safe and sound manner, reducing risk to taxpayers.	The objectives were assessed as completed.
Ensure CSS operates in a safe and sound manner in support of Enterprise securitization activities.	Fannie Mae’s performance was not assessed with respect to this objective, which established measures only for CSS.
Assessment of Corporate Performance against 2023 Board of Directors’ Goals
In January 2023, the Board of Directors established the 2023 Board of Directors’ goals, which are presented in the table below. Performance against these goals was a factor the Board of Directors used to determine individual performance of our named executives, other than our Chief Executive Officer, for purposes of the individual performance-based component of 2023 at-risk deferred salary.
The Compensation and Human Capital Committee reviewed our performance against the 2023 Board of Directors’
goals in December 2023 and again, with the full Board of Directors, in January 2024. In connection with the review, management provided the Compensation and Human Capital Committee and the full Board of Directors with a report assessing management’s performance against the goals, which was reviewed for reasonableness by our Internal Audit group. The Compensation and Human Capital Committee considered management’s assessment of its performance against the goals. The Committee also discussed Fannie Mae’s 2023 performance with the full Board and the Chairs of the Audit Committee and Risk Policy and Capital Committee. The Board of Directors and the Compensation and Human
Capital Committee did not assign any relative weight to the Board of Directors’ goals and the Compensation and Human
Capital Committee used its judgment in determining the overall level of company performance.
Taking a holistic view of our 2023 performance, in January 2024 the Compensation and Human Capital Committee
recommended, and the Board of Directors determined, that management should be credited with 100% achievement of the Board of Directors’ goals. The Compensation and Human Capital Committee commended management’s performance in the face of housing affordability challenges posed by volatile macroeconomic conditions, rising mortgage interest rates and housing prices, and a low mortgage-origination environment. In assessing management’s performance, the Compensation and Human Capital Committee noted that Fannie Mae delivered solid financial results

Executive Compensation | Compensation Discussion and Analysis

Fannie Mae 2023 Form 10-K	183
while prioritizing operating within risk limits, consistent with its regulatory commitments. Fannie Mae also continued to execute on its mission to facilitate equitable and sustainable access to homeownership and quality affordable rental housing across America by excelling in regard to its Board of Directors’ goals related to climate, workforce, and diversity and inclusion. The Compensation and Human Capital Committee provided FHFA with its assessment of corporate performance against the 2023 Board of Directors’ goals.
The table below sets forth our 2023 Board of Directors’ goals and a summary of the Compensation and Human Capital
Committee’s assessment of our achievement against these goals.

Board of Directors’ Goals
Goals		Performance
Goals Relating to Strategic Objectives
Improve Equitable & Sustainable Access to Housing	Take action to ensure that borrowers and renters have equitable access to long-term affordable housing opportunities.
The goal was assessed as achieved.
The Compensation and Human Capital Committee
believes Fannie Mae met or exceeded its duty to serve
targets, its multifamily housing goals, and the benchmark
levels for all but two of its single-family housing goals.
Those two single-family housing goals may also be met
based on the level of goals-eligible originations in the
primary mortgage market in 2023, which will not be
available until later this year. FHFA will make the final
determination on whether the company has met its 2023
housing goals and duty to serve obligations.
In making its assessment, the Committee recognized the
challenges posed by this year’s market conditions,
commended management’s progress in alignment with
the mission to facilitate equitable and sustainable access
to homeownership and quality affordable rental housing
across America and noted that management continues to
operate within risk limits and proactively engage with
FHFA.

Take targeted actions to address climate-related risks to Fannie Mae while also guiding efforts to support sustainable housing.
The goal was assessed as achieved.
While work to address climate-related risks and guide
efforts to help support resilient housing remains in the
early stages, in 2023 Fannie Mae took steps to begin
integrating climate risk considerations into its risk
management framework, partnered with industry
stakeholders to build environmental resiliency, and
analyzed climate risk data to limit exposure.

Enhance our Financial & Risk Position
Manage our business, risk, and financial position to ensure safety and soundness and enable pursuit of our mission-first approach to business.
The goal was assessed as achieved.
Fannie Mae adhered to Board-approved risk limits
(including as remediated where limits were exceeded);
managed administrative expenses within Board-
approved limits; exceeded FHFA-required levels of return
measures on new acquisitions; modified its single-family
pricing framework; and enhanced its data, modeling and
analytics infrastructure.

Executive Compensation | Compensation Discussion and Analysis

Fannie Mae 2023 Form 10-K	184

Board of Directors’ Goals, continued
Goals		Performance
Goals Relating to Other Objectives
Progress our Digital Transformation
Support delivery of our
business objectives to
benefit borrowers and
renters and expand
adoption of our
modernized technology,
data, and cybersecurity
capabilities to increase our
operational agility, stability
and efficiency.

The goal was assessed as achieved.
Fannie Mae made progress in cloud migrations and
asset retirements. Fannie Mae also improved its product
development practices; and continued to strengthen its
information security capabilities.

Strengthen our Workforce	Develop and maintain our workforce to ensure continuity of operations, support our strategy, and continue to enhance our culture.
The goal was assessed as achieved.
Fannie Mae successfully navigated several significant
senior leadership changes in 2023, spotlighting the
effectiveness of its succession planning strategy. Fannie
Mae also maintained strong employee engagement and
low attrition rates.

Promote Diversity & Inclusion	Promote diversity and the inclusion and utilization of minorities, women and individuals with disabilities in all aspects of our business
The goal was assessed as achieved.
Fannie Mae met its diversity and inclusion goals and, in
the midst of 2023’s evolving legal landscape, reaffirmed
its commitment to fostering diversity and inclusion in its
workforce and its industry.

Deliver our Regulatory Commitments	Ensure we are meeting commitments to FHFA.
The goal was assessed as achieved.
Fannie Mae met all of the objectives in the 2023 FHFA
scorecard and timely submitted requested documents
and remediation plans to FHFA for all FHFA-identified
risk and control matters within established timeframes or
mutually acceptable extensions.
The Committee commended Fannie Mae for its
remediation of FHFA-identified risk and control matters in
2023.

Assessment of 2023 Individual Performance
Half of 2023 at-risk deferred salary, or 15% of overall 2023 total target direct compensation, for each named executive other than Ms. Almodovar was subject to reduction based on individual performance in 2023, as determined by the
Board of Directors with FHFA’s approval. The Board of Directors also assessed the performance of Ms. Almodovar, who as Chief Executive Officer does not receive at-risk deferred salary, against her goals.
The Board’s determinations regarding individual performance were based on the recommendation of the Compensation and Human Capital Committee. For Mr. Moon, our Chief Risk Officer, the Compensation and Human Capital
Committee’s recommendation was made in consultation with the Risk Policy and Capital Committee. These committees met in January 2024 to assess the 2023 performance of our named executives. The committees discussed the individual performance of our named executives (other than Ms. Almodovar) with Ms. Almodovar, our Chief Executive
Officer, and the individual performance of some of our named executives with Mr. Benson, our President. Upon recommendation from the committees, the Board of Directors determined performance and approved individual performance-based at-risk deferred salary for 2023. The Board of Directors’ determinations and highlights of each named executive’s performance in 2023 are discussed below. FHFA approved the performance-based at-risk deferred salary payments for the eligible named executives in February 2024.

Executive Compensation | Compensation Discussion and Analysis

Fannie Mae 2023 Form 10-K	185

Priscilla Almodovar Chief Executive Officer
Ms. Almodovar provided strong leadership to Fannie Mae. Her 2023 accomplishments included:
•Oversaw completion of all of the corporate performance goals in FHFA’s 2023 scorecard and achievement of a 100% rating on the Board of Directors’ goals.
•Delivered solid financial results, continued to build net worth, maintained solid credit risk characteristics in Fannie Mae’s guaranty book of business, and managed within risk limits.
•Completed implementation of a modified single-family pricing framework and enhanced data, modeling and analytics infrastructure.
•Navigated market volatility, macroeconomic uncertainties, regional banking sector failures, lender financial pressures, and third-party cybersecurity incidents by demonstrating operational discipline, risk management, transparent communication and decisiveness, along with collaboration across divisions and with FHFA and other stakeholders.
•Demonstrated budget discipline, implemented capacity-based planning, and routinized management committee-level prioritization practices to ensure we focused on our most important objectives and effectively deploying human and financial resources.

Chryssa Halley Executive Vice President and Chief Financial Officer
The Board determined that Ms. Halley’s individual performance-based at-risk deferred salary for 2023 would be paid at 100% of her target. Ms. Halley’s accomplishments in 2023 provided critical support to Fannie Mae’s achievement of the company’s 2023 goals. Her 2023 accomplishments included:
•Changed trajectory of 2023 budget by limiting headcount increases, establishing task force to review spending on third-party services, and changed the threshold for approval of third-party spending.
•Led prioritization of work across Fannie Mae, organizing a management committee subgroup to limit priorities and connect work to strategy and critical initiatives.
•Oversaw significant improvements to Fannie Mae’s stress testing processes, including incorporating first-line controls testing.
•Supported work on addressing FHFA requirements for remediating modeling deficiencies, including establishing project team and reporting to the Board on progress, including initial assessment of critical models.
•Reorganized Finance division, including consolidating the company’s financial forecasting function as well as aligning capital monitoring and management within the
Treasurer’s organization.
•Oversaw the Finance division’s completion of the transition from LIBOR to SOFR.
•Shortened the timeline for conducting financial forecasting.

Executive Compensation | Compensation Discussion and Analysis

Fannie Mae 2023 Form 10-K	186

David Benson President
The Board determined that Mr. Benson’s individual performance-based at-risk deferred salary for 2023 would be paid at 100% of his target. Mr. Benson’s continued strong leadership in
2023 was critical to the company’s success in achieving the 2023 scorecard and 2023 Board of Directors’ goals. His 2023 accomplishments included:
•Supported completion of the corporate performance goals in FHFA’s 2023 scorecard and achievement of a 100% rating on the Board of Directors’ goals.
•Delivered solid financial results, continued to build net worth, maintained solid credit risk characteristics in Fannie Mae’s guaranty book of business, and managed within risk limits.
•Oversaw the design of our initial generative artificial intelligence governance process to evaluate use cases that may drive business value and appropriately mitigate risk;
established an enterprise lead for our recently created generative artificial intelligence program, which we continue to build.
•Continued mission-centric product and technology innovation and evolution of our initiatives supporting affordable housing.
•Navigated market volatility, macroeconomic uncertainties, regional banking sector failures, lender financial pressures, and third-party cybersecurity incidents by demonstrating operational discipline, risk management, transparent communication and decisiveness, along with collaboration across divisions and with FHFA and other stakeholders.
•As CSS Board member, oversaw successful operations of this joint venture, which
Fannie Mae relies on for the operation of a majority of its single-family securitization, and facilitated the transition of a new Fannie Mae-designated board member upon the departure of the prior designee.

Malloy Evans Executive Vice President—Single- Family
The Board determined that Mr. Evans’s individual performance-based at-risk deferred salary for 2023 would be paid at 100% of his target. Mr. Evans’s accomplishments in 2023 contributed to Fannie Mae’s achievement of the company’s 2023 goals. His 2023 accomplishments included:
•Managed competing business objectives relating to risks, returns, UMBS alignment and our mission during a volatile macroeconomic environment, while staying within budget.
•Managed development and implementation of changes to Fannie Mae’s single-family pricing framework.
•Oversaw continued innovation to support access to credit for credit-invisible and underserved borrowers and to support borrower resilience and stability.
•Significantly advanced the Single-Family division’s ability to prioritize work and capacity to deliver, enabling resource and business agility and supporting capacity-based planning efforts.
•Improved alignment and partnership with Chief Information Office and Finance divisions to effectively meet objectives.
•Reorganized the Single-Family division to more effectively align product and digital capabilities with business activities and enhance execution on a unified set of prioritized initiatives.

Executive Compensation | Compensation Discussion and Analysis

Fannie Mae 2023 Form 10-K	187

Anthony Moon Executive Vice President and Chief Risk Officer
The Board determined that Mr. Moon’s individual performance-based at-risk deferred salary for 2023 would be paid at 100% of his target. Mr. Moon’s accomplishments in 2023 provided critical support to Fannie Mae’s achievement of the company’s 2023 goals. His 2023 accomplishments included:
•Responded to FHFA concerns regarding modeling deficiencies, including conducting a gap assessment and establishing a remediation plan.
•Strengthened the model risk management team by recruiting new leadership and began developing a new quality control function.
•Improved risk reporting for Board and management-level risk committees.
•Designed and helped implement changes to Fannie Mae’s governance structure and delegations of authority designed to more effectively use company resources to manage risks to the business.

Other Executive Compensation Considerations
Role of Compensation Consultants
The Compensation and Human Capital Committee’s independent compensation consultant is Frederic W. Cook & Co.,
Inc. (“FW Cook”). Management’s outside compensation consultant is McLagan.
For 2023, consultants from FW Cook attended meetings and advised the Compensation and Human Capital Committee and the Board of Directors on various executive compensation matters, including:
•supporting the Compensation and Human Capital Committee in the review of a revised peer group proposed by
FHFA for compensation benchmarking purposes;
•preparing an analysis of compensation for our Chief Executive Officer, President, and Chief Financial Officer
positions in comparison to comparable positions at companies in our peer group, based on information in proxy statements and other reports filed by those companies with the SEC;
•reviewing McLagan’s analysis of market compensation data for select senior management positions;
•reviewing various management proposals relating to compensation structures and levels, and for new hires and promotions;
•reviewing our risk assessment of our 2023 compensation program;
•presenting market information related to non-employee director compensation;
•assisting the Compensation and Human Capital Committee in its evaluation of our performance against the
2023 Board of Directors’ goals;
•facilitating the Compensation and Human Capital Committee’s evaluation of our Chief Executive Officer’s performance;
•informing the Compensation and Human Capital Committee of regulatory updates and market trends in compensation and benefits; and
•assisting with the preparation of executive compensation disclosure in our Annual Report on Form 10-K.
For 2023, consultants from McLagan attended meetings as needed and advised management and the Compensation and Human Capital Committee on various compensation and human resources matters, including:
•providing guidance and feedback on our 2023 executive compensation program;
•supporting management in the review, recommendation, and assessment of the implications of a new peer group for compensation benchmarking purposes;
•providing supplemental benchmark information to support Fannie Mae in meeting FHFA directions for compensation actions;
•defining the protocol regarding benchmarking for executives;
•advising on market trends, competitive pay levels and various compensation proposals for new hires and promotions;
•providing market compensation data for senior management positions; and

Executive Compensation | Compensation Discussion and Analysis

Fannie Mae 2023 Form 10-K	188
•reviewing market data and trends, and providing Compensation and Human Capital Committee members with an opportunity to ask questions and discuss implications of trends on Fannie Mae.
Compensation Consultant Independence Assessment
Pursuant to SEC and NYSE rules, the Compensation and Human Capital Committee assessed the independence of
FW Cook and McLagan most recently in December 2023. Based on its assessments, the Compensation and Human
Capital Committee determined that FW Cook is independent from Fannie Mae management and has no conflicts of interest.
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
Peer Group and Role of Benchmark Data
Our Compensation and Human Capital Committee typically requests benchmark compensation data for our senior executives on an annual basis to assess the compensation of the company’s senior executives relative to our peer group or other appropriate benchmarks described below. For 2023 compensation, the Compensation and Human
Capital Committee reviewed benchmark compensation data as one of a number of factors that informed its compensation decisions.
Finding comparable firms for purposes of benchmarking executive compensation is challenging due to our unique business, structure and mission, and the large size of our book of business compared to other financial services companies. We believe the only directly comparable firm to us is Freddie Mac. At FHFA’s request, we and Freddie Mac use the same peer group of companies for benchmarking executive compensation to provide consistency in the market data used for compensation decisions. Factors relevant to the selection of companies for our peer group included their status as U.S. public companies, the industry in which they operate (each is a commercial bank, insurance company, finance lessor, government-sponsored enterprise or financial technology firm) and their size (in terms of assets and number of employees) relative to the size of Fannie Mae. Our primary peer group that was used for 2023 compensation
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
This primary peer group was developed and approved by FHFA and the Compensation and Human Capital Committee
in 2017 and subsequently adjusted as a result of the merger of two companies in the group.
The Compensation and Human Capital Committee followed a bifurcated approach to benchmarking the compensation of senior executive positions for 2023. Under this approach, while the peer group noted above was the primary group of companies used for benchmarking senior management pay levels, for certain senior management roles that were more comparable in function and/or scope to roles at firms outside this peer group, the Compensation and Human Capital
Committee considered pay levels against a broader or different group of companies.
In November 2022, members of the Compensation and Human Capital Committee reviewed and discussed compensation benchmarking data for our executives. The benchmarking was primarily based on 2021 performance year compensation at peer companies, although in most cases 2022 base salary information was included if available.

Executive Compensation | Compensation Discussion and Analysis

Fannie Mae 2023 Form 10-K	189
The named executives’ total target direct compensation in effect at the time of benchmarking was compared with compensation for the comparable position at other companies as follows:
•the compensation of our Chief Executive Officer (Ms. Almodovar) and our Chief Financial Officer (Ms. Halley)
was benchmarked against our primary peer group identified above;
•the compensation of our President (Mr. Benson) was benchmarked against our primary peer group to the extent those companies had a President position (14 of the 24 companies);
•the compensation of our Executive Vice President—Single-Family (Mr. Evans) was benchmarked against our primary peer group and divisional leadership from a group of large banks (Bank of America Corporation,
Citigroup Inc., JPMorgan Chase & Co. and Wells Fargo & Company) to the extent those firms had executives in comparable positions (eleven of the 28 companies) and seven other specialty mortgage lending organizations that had leaders with comparable roles; and
•the compensation of our Executive Vice President and Chief Risk Officer (Mr. Moon) was benchmarked against our primary peer group and divisional leadership from the group of large banks used for benchmarking Mr.
Evans’ compensation to the extent those firms had executives in comparable positions (22 of the 28 companies).
As described in “Legal, Regulatory and Conservator Restrictions on Executive Compensation,” in November 2023 FHFA
directed us to implement a new peer group and benchmarking approach. The new peer group and benchmarking became effective in November 2023 and will first apply to compensation earned in 2024.
Compensation Recoupment Policies
Compensation Recoupment Policy
A portion of our executive officers’ compensation is subject to forfeiture or repayment upon the occurrence of specified events. We provide a summary of these repayment provisions, also known as “clawback” provisions, in the table below.
Because our Chief Executive Officer does not receive deferred salary or incentive payments, the provisions in the table below do not apply to Ms. Almodovar’s compensation. The full text of our repayment provisions is provided in
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
For a description of what constitutes termination for cause, see
“Compensation Tables and Other Information—Potential
Payments Upon Termination or Change-in-Control.”
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

Executive Compensation | Compensation Discussion and Analysis

Fannie Mae 2023 Form 10-K	190
In addition to these provisions, under Section 304 of the Sarbanes-Oxley Act of 2002, certain of the incentive-based compensation for individuals serving as our chief executive officer or chief financial officer, including compensation received for prior years, could become subject to reimbursement.
Because Fannie Mae is in conservatorship and not listed on a national securities exchange, we are not required to and have not adopted a recoupment policy designed to comply with recently adopted SEC rules requiring specific provisions in such policies for listed companies.
Clawback Provision under Confidentiality and Proprietary Rights Agreement
In addition to the compensation recoupment policy described above, the named executives’ at-risk deferred salary is subject to a compensation clawback provision pursuant to a Confidentiality and Proprietary Rights Agreement (the
“Agreement”) and related Covered Employee External Employment Activities Standard (the “Standard”). All specified covered employees, including the named executives, are required to enter into the Agreement and are subject to the
Standard. Ms. Almodovar does not receive the at-risk deferred salary that is subject to the clawback provision.
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
•abide by the one-year non-solicitation/non-inducement of key employees to leave provisions of the Agreement;
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
The full text of the company’s Confidentiality and Proprietary Rights Agreement is provided in Exhibit 10.20 to this report and forms of the statement that covered employees are required to sign are provided in Exhibit 10.21 and Exhibit 10.22 to this report.

Executive Compensation | Compensation Discussion and Analysis

Fannie Mae 2023 Form 10-K	191
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

Compensation and Human Capital Committee:

Diane C. Nordin, Chair Karin J. Kimbrough, Vice Chair Robert H. Herz Manolo Sánchez Michael Seelig
Compensation Risk Assessment

Our Enterprise Risk Management division conducted a risk assessment of our 2023 employee compensation policies and practices. In conducting this risk assessment, the division reviewed the following, among other things:
•our compensation policy;
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
The division also assessed whether mitigating factors existed that would reduce the opportunity for inappropriate risk-
taking driven by our compensation policies and practices. The risk assessment of the company’s 2023 compensation policies and practices was shared with the Compensation and Human Capital Committee.
Based on the risk assessment, management concluded that our 2023 employee compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on the company. A number of factors contributed to this conclusion, including:
•the overall design of our compensation structure does not incentivize material risk taking;
•deferred salary for our executive officers is subject to clawback provisions;
•our control environment for compensation, including a defined and consistently applied annual performance appraisal process; compensation adjustment guidelines and criteria; succession planning; and retention planning and monitoring;
•our 2023 performance goals are neither designed nor intended to incentivize employees to engage in activities contrary to our Employee Code of Conduct, risk appetite or any other activity that would involve taking inappropriate risks or result in a material adverse effect on the company; and
•our Board risk limits inhibit excessive risk taking, while allowing transparency and action when the limits are exceeded; the Board limits define the maximum amount of risk the company is willing to take in pursuit of its

Executive Compensation | Compensation Discussion and Analysis

Fannie Mae 2023 Form 10-K	192
objectives, and the company regularly monitors, reports and escalates limit levels and the actions that may be taken to manage to risk limits.
Management stated in its risk assessment that the cap on our Chief Executive Officer’s compensation under the Equity in Government Compensation Act of 2015 continues to be a risk factor for the company. See “Risk Factors—GSE and
Conservatorship Risk” for a discussion of the challenges and risks posed by limitations on our executive and employee compensation.
Compensation Tables and Other Information

Summary Compensation Table
The following table shows summary compensation information for the named executives.

Summary Compensation Table
		Salary
Name and Principal Position	Year	Base Salary(1)	Fixed Deferred Salary (Service-Based)(2)	Bonus(3)	Non-Equity Incentive Plan Compensation(4)	All Other Compensation(5)	Total
Priscilla Almodovar	2023	$600,000	$—	$—	$—	$94,467	$694,467
Chief Executive Officer	2022	46,154	—	—	—	—	46,154

Chryssa Halley	2023	592,308	1,486,154	—	890,922	112,533	3,081,917
Executive Vice President	2022	500,000	1,018,462	—	642,882	58,386	2,219,730
and Chief Financial Officer	2021	440,000	335,385	—	310,863	62,707	1,148,955

David Benson	2023	600,000	2,480,000	—	1,320,226	143,402	4,543,628
President	2022	600,000	2,200,000	—	1,185,457	76,590	4,062,047
	2021	600,000	1,920,000	—	1,010,305	87,406	3,617,711

H. Malloy Evans	2023	592,308	1,486,154	—	890,922	108,394	3,077,778
Executive Vice President—	2022	500,000	1,029,231	—	647,442	64,930	2,241,603
Single-Family

Anthony Moon	2023	500,000	1,460,000	1,575,000	840,144	65,551	4,440,695
Executive Vice President
and Chief Risk Officer
(1)Amounts shown in this sub-column consist of base salary paid during the year on a biweekly basis.
(2)Amounts shown in this sub-column consist of the fixed, service-based portion of deferred salary. Unlike at-risk deferred salary, which is shown in the “Non-Equity Incentive Plan Compensation” column, the fixed deferred salary shown in this column for 2023 generally will be paid in installments in March, June, September and December of
2024. Deferred salary accrues interest at one-half of the one-year Treasury Bill rate in effect on the last business day preceding the year in which the deferred salary is earned. For deferred salary earned in 2023, this rate is 2.365% per year. For deferred salary earned in 2022 and 2021, this rate was 0.195% and 0.050% per year, respectively. Interest payable on the named executives’ fixed deferred salary earned in a given year is shown in the “All Other
Compensation” column for that year. Fixed deferred salary shown for 2022 was paid to our named executives during
2023, and fixed deferred salary shown for 2021 was paid to our named executives during 2022.
(3)The amount in this column consists of payments to Mr. Moon in 2023 pursuant to the sign-on award he received when he joined Fannie Mae. Mr. Moon’s award does not constitute a bonus under the STOCK Act as defined by
FHFA. Mr. Moon received a first installment pursuant to this award, in the amount of $1,050,000, in January 2023 and a second installment, in the amount of $525,000, in December 2023. See “Compensation Discussion and
Analysis—Elements of 2023 Executive Compensation Program—Sign-on Awards and Relocation Benefits” for more information on the terms of Mr. Moon’s award.

Executive Compensation | Compensation Risk Assessment

Fannie Mae 2023 Form 10-K	193
(4)Amounts shown in this column consist of the performance-based at-risk portion of deferred salary earned during the year and interest payable on that deferred salary. At-risk deferred salary shown for 2023 generally will be paid in installments in March, June, September and December of 2025. Half of at-risk deferred salary shown for 2022 was paid to our named executives during 2023, with the remaining half scheduled to be paid in 2024. At-risk deferred salary shown for 2021 was paid to our named executives during 2022. The table below provides more detail on the
2023 at-risk deferred salary awarded to our named executives.

Performance-Based At-Risk Deferred Salary
Name	2023 Corporate Performance-Based At-Risk Deferred Salary	2023 Individual Performance-Based At-Risk Deferred Salary	Interest Payable on 2023 At-Risk Deferred Salary	Total
Priscilla Almodovar	$—	$—	$—	$—
Chryssa Halley	405,300	445,385	40,237	890,922
David Benson	600,600	660,000	59,626	1,320,226
H. Malloy Evans	405,300	445,385	40,237	890,922
Anthony Moon	382,200	420,000	37,944	840,144
(5)The table below provides more detail on the amounts reported for 2023 in the “All Other Compensation” column.

All Other Compensation
Name	Company Contributions to Retirement Savings (401(k)) Plan	Company Credits to Supplemental Retirement Savings Plan	Matching Charitable Award Program	Interest Payable on 2023 Fixed Deferred Salary	Other	Total
Priscilla Almodovar	$26,400	$21,600	$—	$—	$46,467	$94,467
Chryssa Halley	26,400	50,985	—	35,148	—	112,533
David Benson	26,400	57,600	750	58,652	—	143,402
H. Malloy Evans	26,400	50,985	5,000	26,009	—	108,394
Anthony Moon	26,400	13,600	—	25,551	—	65,551
See “Pension Benefits” for the vesting provisions for company contributions to the Retirement Savings Plan and
“Nonqualified Deferred Compensation” for the vesting provisions for company credits to the Supplemental
Retirement Savings Plan.
Amounts shown in the “Matching Charitable Award Program” column consist of gifts we made on behalf of our named executives under our matching charitable gifts program, under which gifts made by our employees and directors to Internal Revenue Code Section 501(c)(3) charities were matched, up to an aggregate total of $5,000 for the 2023 calendar year.
The amount shown in the “Other” column consists of our incremental costs for providing relocation benefits and secure transportation services to Ms. Almodovar in 2023. Relocation costs were provided for temporary lodging and related expenses in Washington, DC, in connection with her hire. To enhance her safety and security, we provide the services of a car and executive protection driver to Ms. Almodovar, pursuant to the recommendation of a third-party security study. We also provide internet surveillance services to Ms. Almodovar, for which we incurred no incremental costs.

Executive Compensation | Compensation Tables and Other Information

Fannie Mae 2023 Form 10-K	194
Plan-Based Awards
The following table shows the annual at-risk deferred salary targets for each of the named executives for 2023. The terms of 2023 at-risk deferred salary are described in “Compensation Discussion and Analysis—Elements of 2023
Executive Compensation Program—Direct Compensation.” Deferred salary amounts shown represent only the target performance-based at-risk portion of the named executives’ 2023 deferred salary.

Grants of Plan-Based Awards in 2023
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)
Name	Award Type	Threshold	Target	Maximum
Priscilla Almodovar	At-risk deferred salary—Corporate	$—	$—	$—
	At-risk deferred salary—Individual	—	—	—
	Total at-risk deferred salary	—	—	—
Chryssa Halley	At-risk deferred salary—Corporate	—	445,384	445,384
	At-risk deferred salary—Individual	—	445,385	445,385
	Total at-risk deferred salary	—	890,769	890,769
David Benson	At-risk deferred salary—Corporate	—	660,000	660,000
	At-risk deferred salary—Individual	—	660,000	660,000
	Total at-risk deferred salary	—	1,320,000	1,320,000
H. Malloy Evans	At-risk deferred salary—Corporate	—	445,384	445,384
	At-risk deferred salary—Individual	—	445,385	445,385
	Total at-risk deferred salary	—	890,769	890,769
Anthony Moon	At-risk deferred salary—Corporate	—	420,000	420,000
	At-risk deferred salary—Individual	—	420,000	420,000
	Total at-risk deferred salary	—	840,000	840,000
(1)Amounts shown are the target amounts of the performance-based at-risk portion of the named executives’ 2023 deferred salary. Half of 2023 at-risk deferred salary was subject to reduction based on corporate performance against the 2023 scorecard, as determined by FHFA, and half was subject to reduction based on individual performance in 2023, taking into account corporate performance against the 2023 Board of Directors’ goals, as determined by the Board of Directors with FHFA’s review. No amounts are shown in the “Threshold” column because deferred salary does not specify a minimum amount payable. The amounts shown in the “Maximum” column are the same as the amounts shown in the “Target” column because 2023 at-risk deferred salary was only subject to reduction; amounts higher than the target amount could not be awarded. The actual amounts of the at-risk portion of
2023 deferred salary that will be paid to the named executives for 2023 performance are included in the “Non-Equity
Incentive Plan Compensation” column of the “Summary Compensation Table.”
Pension Benefits
Retirement Savings Plan
The Retirement Savings Plan is a tax-qualified defined contribution plan for which all of our employees are generally eligible that includes a 401(k) before-tax feature, a regular after-tax feature and a Roth after-tax feature. Under the plan, eligible employees may allocate investment balances to a variety of investment options.
We match in cash employee contributions to the plan up to 6% of base salary and eligible incentive compensation, subject to applicable IRS limits. This matching contribution is immediately vested. We also make a cash contribution to the plan equal to 2% of base salary and eligible incentive compensation, subject to applicable IRS limits. Participants are fully vested in this 2% contribution after three years of service.

Executive Compensation | Compensation Tables and Other Information

Fannie Mae 2023 Form 10-K	195
Nonqualified Deferred Compensation
Supplemental Retirement Savings Plan
We provide nonqualified deferred compensation to the named executives pursuant to our Supplemental Retirement
Savings Plan. Our Supplemental Retirement Savings Plan is an unfunded, non-tax-qualified defined contribution plan.
The Supplemental Retirement Savings Plan is intended to supplement our Retirement Savings Plan, or 401(k) plan, by providing benefits to participants whose eligible earnings exceed the IRS annual limit on eligible compensation for
401(k) plans (for 2023, the annual eligible earnings limit was $330,000).
For the 2023 plan year, we credited 8% of the eligible compensation for our named executives that exceeded the applicable IRS annual limit. Eligible compensation in any year consists of base salary plus any eligible incentive compensation (which includes deferred salary) earned for that year, up to a combined maximum of two times base salary. The 8% credit consists of two parts: (1) a 2% credit that vests after the participant has completed three years of service with us; and (2) a 6% credit that is immediately vested.
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
The table below provides information on the nonqualified deferred compensation of the named executives in 2023, all of which was provided pursuant to our Supplemental Retirement Savings Plan.

Non-Qualified Deferred Compensation for 2023
Name	Company Contributions in 2023(1)	Aggregate Earnings in 2023(2)	Aggregate Balance at December 31, 2023(3)
Priscilla Almodovar	$21,600	$1,350	$22,950
Chryssa Halley	50,985	104,947	788,817
David Benson	57,600	50,777	967,100
H. Malloy Evans	50,985	135,406	738,556
Anthony Moon	13,600	857	14,457
(1)All amounts reported in this column are also reported as 2023 compensation in the “All Other Compensation” column of the “Summary Compensation Table.”
(2)None of the earnings reported in this column are reported as 2023 compensation in the “Summary Compensation
Table” because the earnings are neither above-market nor preferential.
(3)Amounts reported in this column reflect company contributions to the Supplemental Retirement Savings Plan that are also reported in the “All Other Compensation” column of the “Summary Compensation Table” as follows:

Balance Amounts Reported in “All Other Compensation” in the Summary Compensation Table
Name	Amounts in Aggregate Balance Column that Represent Company Contributions Reported as Compensation for 2022 in the Summary Compensation Table	Amounts in Aggregate Balance Column that Represent Company Contributions Reported as Compensation for 2021 in the Summary Compensation Table
Priscilla Almodovar	$—	$—
Chryssa Halley	38,100	45,139
David Benson	53,700	68,446
H. Malloy Evans	39,623	—
Anthony Moon	—	—

Executive Compensation | Compensation Tables and Other Information

Fannie Mae 2023 Form 10-K	196
Potential Payments Upon Termination or Change-in-Control
The information below describes and quantifies certain compensation and benefits that would have become payable to each of our current named executives under our existing plans and arrangements if the named executive’s employment had terminated on December 31, 2023 under each of the circumstances described below, taking into account the named executive’s compensation and service levels as of that date. The discussion below does not reflect retirement or deferred compensation plan benefits to which our named executives may be entitled, as these benefits are described above under “Pension Benefits” and “Nonqualified Deferred Compensation.” The information below also does not generally reflect compensation and benefits available to all salaried employees upon termination of employment with us under similar circumstances. We are not obligated to provide any additional compensation to our named executives in connection with a change-in-control.
Potential Payments to Named Executives
We have not entered into agreements with any of our named executives that would entitle the executive to severance benefits. If a named executive’s employment terminated for any reason other than for cause, the named executive would be entitled to receive a specified portion of their unpaid deferred salary that was earned in 2022 and 2023.
Below we discuss various elements of the current named executives’ compensation that would become payable in the event a named executive dies, resigns, retires, terminates employment due to long-term disability, or the company terminates their employment. We then quantify the amounts that would be paid to our named executives in these circumstances, in each case assuming the triggering event occurred on December 31, 2023. Named executives’
deferred salary may also be subject to reduction, forfeiture, recoupment, or repayment in the event of a forfeiture event under our Compensation Recoupment Policy or a violation of our Covered Employee External Employment Activities
Standard, as described in “Compensation Discussion and Analysis—Compensation Recoupment Policies.”
•Deferred salary
◦Termination other than for cause. If a named executive is separated from employment with the company for any reason other than termination for cause, they would receive the following:
▪Fixed deferred salary. The earned but unpaid portion of their fixed deferred salary, reduced by 2% for each full or partial month by which the named executive’s termination precedes January 31 of the second year following the performance year (or, if later, the end of the twenty-fourth month following the month in which the named executive first earned deferred salary), except that the reduction will not apply if: (1) at the time of separation the named executive has reached age 62, or age 55 with ten years of service with Fannie Mae, or (2) the named executive’s employment terminates as a result of death or long-term disability.
▪At-risk deferred salary. The earned but unpaid portion of their at-risk deferred salary, subject to reduction from the target level for corporate and individual performance for the applicable performance year, except that the reduction will not apply if an officer’s employment terminates as a result of death or long-term disability prior to the Board of Directors’ and FHFA’s determinations of performance for at-risk deferred salary.
▪Interest on deferred salary. Interest on deferred salary payments. Deferred salary accrues interest at one-half of the one-year Treasury Bill rate in effect on the last business day preceding the year in which the deferred salary is earned.
▪Payment dates. Installment payments of deferred salary and related interest would be made on the original payment schedule, except that payments will be made within 90 days in case of the named executive’s death.
◦Termination for cause. If we terminate a named executive’s employment for cause, the named executive would not receive any of the earned but unpaid portion of their deferred salary. The named executive’s employment will be considered to have been terminated for cause if we determine that the executive has:
(a) materially harmed the company by, in connection with the performance of their duties for Fannie Mae, engaging in gross misconduct or performing their duties in a grossly negligent manner; or (b) been convicted of, or pleaded nolo contendere with respect to, a felony.
•Retiree medical benefits. We currently make certain retiree medical benefits available to our full-time employees who meet certain age and service requirements at the time of retirement.

Executive Compensation | Compensation Tables and Other Information

Fannie Mae 2023 Form 10-K	197
The table below shows the amounts that would have become payable to each of our current named executives if their employment had terminated on December 31, 2023 for the reasons specified. No amounts are shown for Ms.
Almodovar, as she did not receive deferred salary.

Potential Payments Upon Termination as of December 31, 2023
Name	2023 Fixed Deferred Salary(1)	2023 At-Risk Deferred Salary(2)	Interest on 2023 Deferred Salary(3)	Remaining Unpaid 2022 At-Risk Deferred Salary(4)	Interest on Remaining Unpaid 2022 At-Risk Deferred Salary(5)
Priscilla Almodovar
Resignation, retirement, or termination without cause	$—	$—	$—	$—	$—
Long-term disability	—	—	—	—	—
Death	—	—	—	—	—
Termination for cause	—	—	—	—	—
Chryssa Halley
Resignation, retirement, or termination without cause	1,486,154	850,685	75,385	320,503	1,250
Long-term disability	1,486,154	890,769	77,281	320,503	1,250
Death	1,486,154	890,769	34,383	320,503	988
Termination for cause	—	—	—	—	—
David Benson
Resignation, retirement, or termination without cause	2,480,000	1,260,600	118,278	591,000	2,306
Long-term disability	2,480,000	1,320,000	121,088	591,000	2,306
Death	2,480,000	1,320,000	55,305	591,000	1,845
Termination for cause	—	—	—	—	—
H. Malloy Evans
Resignation, retirement, or termination without cause	1,099,754	850,685	66,247	322,777	1,259
Long-term disability	1,486,154	890,769	77,281	322,777	1,259
Death	1,486,154	890,769	34,383	322,777	995
Termination for cause	—	—	—	—	—
Anthony Moon
Resignation, retirement, or termination without cause	1,080,400	802,200	63,496	63,646	248
Long-term disability	1,460,000	840,000	74,261	63,646	248
Death	1,460,000	840,000	33,474	63,646	155
Termination for cause	—	—	—	—	—
(1)In the case of resignation, retirement or termination without cause, Mr. Evans and Mr. Moon each would have received 74% of their 2023 fixed deferred salary, which is the earned but unpaid portion of their 2023 fixed deferred salary as of December 31, 2023, reduced by 2% for each full or partial month by which their separation from employment preceded January 31, 2025. Ms. Halley and Mr. Benson each would have received 100% of their 2023 fixed deferred salary, with no reduction, because each had reached age 55 with ten years of service with Fannie
Mae.
(2)The amounts in this column in the event of resignation, retirement, or termination without cause reflect the corporate and individual performance determinations affecting 2023 at-risk deferred salary. The amounts in this column in the event of a termination due to death or long-term disability do not reflect any performance-based reduction, because the hypothetical December 31, 2023 termination date occurred prior to the performance determinations for at-risk deferred salary in early 2024.
(3)Interest payable on the payments of 2023 deferred salary, which reflects that: (a) in the event of resignation, retirement, termination without cause, or long-term disability, installment payments of 2023 deferred salary would be

Executive Compensation | Compensation Tables and Other Information

Fannie Mae 2023 Form 10-K	198
paid on the original payment schedule, as described in “Compensation Discussion and Analysis—Elements of 2023
Executive Compensation Program; and (b) in the event of death, payments of deferred salary would be made within
90 days of the executive’s death. Interest on 2023 deferred salary payments accrues at an annual rate of 2.365%.
(4)At-risk deferred salary earned in 2022 is paid in quarterly installments over 2023 and 2024 for Ms. Halley, Mr.
Benson, and Mr. Evans, and in a single installment entirely in the fourth quarter of 2024 for Mr. Moon, who joined
Fannie Mae in December 2022. The amounts in this column reflect the portion of 2022 at-risk deferred salary that was earned but remained unpaid as of December 31, 2023 and, accordingly, reflects the corporate and individual performance determinations made in early 2023.
(5)Interest payable on the payments of 2022 deferred salary, which reflects that: (a) in the event of resignation, retirement, termination without cause, or long-term disability, installment payments of deferred salary would be paid on the original payment schedule; and (b) in the event of death, payments of deferred salary would be made within
90 days of the executive’s death. Interest on 2022 deferred salary payments accrues at an annual rate of 0.195%.
Chief Executive Officer to Median Employee Pay Ratio
The following table shows the compensation paid to our Chief Executive Officer for 2023, the total 2023 compensation of our median employee (which was calculated based on the methodology described below the table), and the estimated ratio of the Chief Executive Officer’s pay to the median employee’s pay for 2023.

2023 Chief Executive Officer to Median Employee Pay Ratio
Individual	Compensation	Ratio

Chief Executive Officer	$694,467	3.9 to 1
Median Employee	178,735
We took the following steps to identify our median employee and determine this employee’s compensation:
•We identified our employee population as of the last day of our final pay period in 2023, December 30, 2023.
On that date, we had approximately 8,100 full-time and part-time employees.
•In order to identify the median employee, we considered for each employee other than our Chief Executive
Officer the sum of their salary for 2023 (including any overtime pay), performance awards paid in 2023 and the value of company contributions made in 2023 on their behalf to retirement plans. We did not annualize the compensation of employees who were employed for less than the full year, nor did we make any full-time equivalent adjustments to part-time employees. For employees whose sum fell at or close to the midpoint, we considered their 2023 benefits and awards and other relevant factors and identified an employee whose compensation best reflected Fannie Mae employees’ median 2023 compensation.
•We then determined that median employee’s total 2023 compensation using the approach required by the SEC when calculating our named executives’ compensation, as reported in the Summary Compensation Table.
In general, we offer employees salary, the opportunity to receive awards for performance, company retirement plan contributions and other benefits. In accordance with SEC rules, the median employee compensation amount for 2023 provided in the table above consists of salary, an award for 2023 performance and company retirement plan contributions, but does not reflect benefits relating to group life or health plans generally available to all salaried employees, parking or transit benefits that are generally available to all salaried employees, or personal benefits with an aggregate value of less than $10,000.
Given the different methodologies that companies may use to determine their Chief Executive Officer pay ratios, the estimated ratio we report above may not be comparable to that reported by other companies.
Director Compensation
Overview
FHFA’s Corporate Governance regulations provide that we may pay Board members reasonable and appropriate compensation for the time required of them, and their necessary and reasonable expenses, in the performance of their duties. Our non-management directors receive cash compensation pursuant to a program authorized by FHFA in 2008.
The compensation we provide to directors has not increased since this program was implemented in 2008.
Ms. Almodovar served on our Board of Directors in 2023 in connection with her service as Chief Executive Officer. We did not provide her any additional compensation for her service on the Board of Directors.

Executive Compensation | Compensation Tables and Other Information

Fannie Mae 2023 Form 10-K	199
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
2023 Non-Management Director Compensation
The total 2023 compensation for our non-management directors is shown in the table below.

2023 Non-Management Director Compensation Table
Name	Fees Earned or Paid in Cash	All Other Compensation(1)	Total
Amy Alving	$175,000	$—	$175,000
Christopher Brummer	160,000	—	160,000
Renée Glover	173,333	—	173,333
Michael Heid	290,000	—	290,000
Robert Herz	185,000	500	185,500
Simon Johnson	170,000	5,000	175,000
Karin Kimbrough	170,000	—	170,000
Diane Nordin	180,000	5,000	185,000
Chet Ragavan(2)	80,000	—	80,000
Manolo Sánchez	160,000	—	160,000
Michael Seelig(3)	127,500	1,500	129,000

(1)Amounts shown in the “All Other Compensation” column consist of gifts we made on behalf of the directors under our matching charitable gifts program, under which gifts made by our employees and directors to Internal Revenue Code
Section 501(c)(3) charities were matched, up to an aggregate total of $5,000 for the 2023 calendar year.
(2)Mr. Ragavan joined Fannie Mae’s Board of Directors in June 2023.
(3)Mr. Seelig joined Fannie Mae’s Board of Directors in March 2023.

Executive Compensation | Compensation Tables and Other Information

Fannie Mae 2023 Form 10-K	200
Item 12.  Security Ownership of Certain Beneficial Owners and
Management and Related Stockholder Matters
Beneficial Ownership

Stock Ownership of Directors and Executive Officers
The following table shows the beneficial ownership of our stock by each of our directors, each of our named executives, and all directors and executive officers as a group, as of February 1, 2024. As of that date, no director or named executive, nor all directors and executive officers as a group, owned as much as 1% of our outstanding common stock or owned any series of our preferred stock.

Beneficial Ownership of Stock by Directors and Executive Officers
Directors and Named Executives	Position	Number of Shares of Common Stock Beneficially Owned(1)
Amy Alving	Director	0
Christopher Brummer	Director	0
Renée Glover	Director	0
Michael Heid	Director (Board Chair)	0
Robert Herz	Director	0
Simon Johnson	Director	0
Karin Kimbrough	Director	0
Diane Nordin	Director	0
Chet Ragavan	Director	0
Manolo Sánchez	Director	0
Michael Seelig	Director	0
Priscilla Almodovar	Chief Executive Officer and Director	0
Chryssa Halley	EVP and Chief Financial Officer	0
David Benson	President	0
Malloy Evans	EVP—Single-Family	0
Anthony Moon	EVP and Chief Risk Officer	0
All directors and executive officers as a group (19 persons)(2)		29,146
(1)Beneficial ownership is determined in accordance with the rules of the SEC for computing the number of shares of common stock beneficially owned by each person and the percentage owned. Each holder has sole investment and voting power over the shares referenced in this table, except for 9,146 shares for which one executive officer shares investment and voting power with their spouse. None of our directors, named executives or other executive officers held any series of our preferred stock as of the date of this table.
(2) Group includes directors and current executive officers.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters | Beneficial Ownership

Fannie Mae 2023 Form 10-K	201
Stock Ownership of Greater-Than 5% Holders
The following table shows the beneficial ownership of our common stock by the only persons or entities we know of that hold more than 5% of our common stock as of February 1, 2024.

Beneficial Ownership of Stock by 5%+ Holders
5%+ Holders	Common Stock Beneficially Owned	Percent of Class
U.S. Department of the Treasury	Variable(1)	79.9%
1500 Pennsylvania Avenue, NW, Washington, DC 20220
Pershing Square Capital Management, L.P. PS Management GP, LLC William A. Ackman	115,569,796(2)	9.98%
787 Eleventh Avenue, 9th Floor, New York, New York 10019
(1)In September 2008, we issued to Treasury a warrant to purchase, for one one-thousandth of a cent ($0.00001) per share, shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding on a fully diluted basis at the time the warrant is exercised. The warrant may be exercised in whole or in part at any time until September 7, 2028. As of February 15, 2024, Treasury has not exercised the warrant. The information above assumes Treasury beneficially owns no other shares of our common stock.
(2)Information regarding these shares and the ownership interests of their holders is based solely on information contained in a Schedule 13D filed with the SEC on November 15, 2013, as amended by an amendment to the
Schedule 13D filed on March 31, 2014. The Schedule 13D and its amendment were filed by these holders as well as by Pershing Square GP, LLC. According to the original Schedule 13D, Pershing Square Capital Management, L.P.,
as investment adviser for a number of funds for which it purchased the shares reported in the table above, and PS
Management GP, LLC, its general partner, may be deemed to share voting and dispositive power for the shares.
Pershing Square GP, LLC, as general partner of two of the funds, may be deemed to share voting and dispositive power for 40,114,044 of the shares reported in the table above, which are held by the two funds. As the Chief
Executive Officer of Pershing Square Capital Management, L.P. and managing member of each of PS Management
GP, LLC and Pershing Square GP, LLC, William A. Ackman may be deemed to share voting and dispositive power for all of the shares reported in the table above. In the amendment, the parties further reported that certain of them had entered into swap transactions resulting in their having additional economic exposure to approximately
15,434,715 notional shares of common stock under certain cash-settled total return swaps, bringing their total aggregate economic exposure to 131,004,511 shares of common stock (approximately 11.31% of the outstanding common stock). In the amendment to the Schedule 13D, these parties indicated that they would forgo future reporting on Schedule 13D based on their determination that shares of the common stock are not voting securities as such term is used in Rule 13d-1(i) under the Exchange Act. As a result, the information in the table above does not reflect any acquisitions or dispositions by these holders of Fannie Mae common stock that occurred after March
31, 2014.
Equity Compensation Plan Information

As of December 31, 2023, we had no outstanding options, warrants or rights under any equity compensation plan.
Although we have a legacy equity compensation plan that was previously approved by stockholders, our 1985
Employee Stock Purchase Plan, we do not anticipate issuing additional shares under that plan. Moreover, we are prohibited from issuing any stock or other equity securities as compensation without the approval of FHFA and the prior written consent of Treasury under the senior preferred stock purchase agreement, except under limited circumstances.
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

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters | Beneficial Ownership

Fannie Mae 2023 Form 10-K	202
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
In addition, our directors must disclose any situation that involves or appears to involve a conflict of interest to the Chair of the Nominating and Corporate Governance Committee or another member of the Committee or, for any director who serves as an officer of Fannie Mae, to Fannie Mae’s Chief Compliance Officer or their designee. This includes, for example, a financial interest of a director, an immediate family member of a director or a business associate of a director in any transaction being considered by the Board, as well as a financial interest a director has in an organization doing business with us. Our directors also are required to comply with the company’s procedures for the review, approval, or ratification of related person transactions. Each of our directors also must annually certify compliance with our Director Code of Conduct.
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
Nominating and Corporate Governance Committee Charter; Board Delegation of Authorities and Reservation of
Powers. The Nominating and Corporate Governance Committee Charter and our Board’s delegation of authorities and reservation of powers require the Nominating and Corporate Governance Committee to approve or conduct a reasonable prior review and oversight of transactions with any director, nominee for director or executive officer, or any immediate family member of a director, nominee for director or executive officer, that are required to be disclosed pursuant to Item 404 of Regulation S-K.
Employee Code of Conduct. Our Employee Code of Conduct requires that our employees seek to avoid any actual or apparent conflicts between our business interests and the personal interests, activities and relationships of our employees, or that could expose the company to reputational risk. Our Employee Code of Conduct requires our employees to raise compliance or ethics concerns, including concerns relating to suspected or known violations of our
Employee Code of Conduct, with any people manager or officer of the company, a member of our Human Resources division or our Compliance and Ethics division.
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
determination and any recommended mitigation activities regarding such transaction to the Nominating and Corporate
Governance Committee to approve, deny or further condition.

Certain Relationships and Related Transactions, and Director Independence | Policies and Procedures Relating to Transactions with Related Persons

Fannie Mae 2023 Form 10-K	203
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
Treasury Senior Preferred Stock Purchase Agreement and Senior Preferred Stock
We issued the warrant to Treasury pursuant to the terms of the senior preferred stock purchase agreement we entered into with Treasury in September 2008. Under the senior preferred stock purchase agreement, we also issued to
Treasury one million shares of senior preferred stock. We issued the warrant and the senior preferred stock as an initial commitment fee in consideration of Treasury’s commitment to provide funds to us under the terms and conditions set forth in the senior preferred stock purchase agreement. The senior preferred stock purchase agreement was subsequently amended in September 2008, May 2009, December 2009 and August 2012. We, through FHFA, in its capacity as conservator, and Treasury entered into letter agreements modifying the terms of the senior preferred stock purchase agreement and the senior preferred stock in December 2017, September 2019 and January 2021. In addition, we, through FHFA, in its capacity as conservator, and Treasury entered into a letter agreement in September 2021 that temporarily suspended some of the provisions added to the senior preferred stock purchase agreement pursuant to the
January 2021 letter agreement. See “Business—Conservatorship and Treasury Agreements—Treasury Agreements” for
a description of the terms, as amended, of the senior preferred stock purchase agreement, the senior preferred stock and the warrant.
As of December 31, 2023, we had received an aggregate of $119.8 billion from Treasury under the senior preferred stock purchase agreement, none of which was received in 2023, and the remaining amount of funding available to us under the agreement was $113.9 billion. Through December 31, 2023, we had paid an aggregate of $181.4 billion to
Treasury in dividends on the senior preferred stock, none of which was paid in 2023.
Treasury Making Home Affordable Program
In 2009, Treasury launched the Making Home Affordable Program to help struggling homeowners avoid foreclosure and engaged us as program administrator for loans modified under the Home Affordable Modification Program, or HAMP, and other initiatives under the Making Home Affordable Program. HAMP was aimed at helping borrowers by modifying

Certain Relationships and Related Transactions, and Director Independence | Policies and Procedures Relating to Transactions with Related Persons

Fannie Mae 2023 Form 10-K	204
their mortgage loan to make their payments more affordable. Under our arrangement, Treasury compensated us for a significant portion of the work we performed in our role as program administrator for HAMP and other initiatives under the Making Home Affordable Program. We received an aggregate of approximately $563 million from Treasury for our work as program administrator from 2009 through 2023, as well as an additional amount of approximately $157 million for this period to be passed through to third-party vendors engaged by us for HAMP and other initiatives under the
Making Home Affordable Program. Our role as program administrator concluded in the third quarter of 2023, and we received our final reimbursement from Treasury in the fourth quarter of 2023.
Obligation to Pay TCCA Fees to Treasury
In December 2011, Congress enacted the Temporary Payroll Tax Cut Continuation Act of 2011 which, among other provisions, required that we increase our single-family guaranty fees by at least 10 basis points and pay this increase to
Treasury. To meet our obligations under the TCCA and at the direction of FHFA, we increased the guaranty fee on all single-family mortgages delivered to us by 10 basis points in April 2012. In November 2021, the Infrastructure
Investment and Jobs Act was enacted, which extended to October 1, 2032 our obligation under the TCCA to collect 10 basis points in guaranty fees on single-family mortgages delivered to us and pay the associated revenue to Treasury. In
January 2022, FHFA advised us to continue to collect and pay these TCCA fees on and after October 1, 2032 with respect to loans we acquired before this date until those loans are paid off or otherwise liquidated. In 2023, we recognized $3.4 billion for our obligations to Treasury under the TCCA.
Treasury Interest in Affordable Housing Allocations
The GSE Act requires us to set aside in each fiscal year an amount equal to 4.2 basis points for each dollar of the unpaid principal balance of our total new business purchases and to pay this amount to specified HUD and Treasury funds. New business purchases consist of single-family and multifamily whole mortgage loans purchased during the period and single-family and multifamily mortgage loans underlying Fannie Mae MBS issued during the period pursuant to lender swaps. In December 2014, FHFA directed us to set aside amounts for these contributions during each fiscal year, except for any fiscal year for which a draw from Treasury was made under the terms of the senior preferred stock purchase agreement, or in which such allocation or transfer would cause such a draw. We paid $287 million to the funds in 2023 based on our new business purchases in 2022. Pursuant to the GSE Act and directions from FHFA, we paid
$101 million of this amount to Treasury’s Capital Magnet Fund and $186 million of this amount to HUD’s Housing Trust
Fund.
Our new business purchases were $369.2 billion for the year ended December 31, 2023. Accordingly, we recognized an expense of $155 million related to this obligation for the year ended December 31, 2023. Of this amount, $54 million is payable to Treasury’s Capital Magnet Fund and $101 million is payable to HUD’s Housing Trust Fund. We expect to pay these amounts to the funds in 2024.
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

Certain Relationships and Related Transactions, and Director Independence | Transactions with Related Persons

Fannie Mae 2023 Form 10-K	205
In determining the independence of our current Board members other than Ms. Almodovar, the Board of Directors considered the following relationships, transactions or arrangements and determined they were not material to the independence of these Board members and would not interfere with the director’s independent judgment:
•Board Memberships with Business Partners. Ms. Glover, Mr. Herz, Ms. Nordin and Mr. Sánchez are or were directors or advisory Board members of companies that engage in business with Fannie Mae or that have an interest in one or more entities that engage in business with Fannie Mae. The Board considered that each of these directors was solely a director or advisory board member of such company, and none of these directors served in a management role or had ownership interests other than as incidental to their board service. The Board also considered other relevant information including, to the extent available, information regarding payments between these companies and Fannie Mae during the past three years.
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
•Board Memberships with Non-Profits to Which We Have Made Payments or That May Hold Our Securities.
Mr. Herz, Ms. Kimbrough and Ms. Nordin serve as Board members of non-profit organizations that have received payments from Fannie Mae or that may hold Fannie Mae securities. The amount of payments fell substantially below the NYSE independence standards’ thresholds of materiality for a director who is a current employee of a company to which Fannie Mae made, or from which Fannie Mae received, payments.
•Current Employment with Business Partners. Mr. Brummer, Mr. Johnson and Ms. Kimbrough are each employed at entities that engage in business with Fannie Mae.
◦Mr. Brummer is currently a columnist at CQ Roll Call, a provider of congressional news, legislative tracking, and advocacy services. He is also the co-founder of a podcast that is affiliated with CQ Roll Call. Fannie Mae pays subscription fees providing access to CQ Roll Call. The payments made by Fannie Mae to CQ Roll Call during the past three years fall below the NYSE independence standards’ thresholds of materiality for a director who is a current employee of a company to which Fannie Mae made, or from which Fannie Mae received, payments.
◦Mr. Brummer is a professor at Georgetown University Law Center and founder of the DC Fintech Week conference, which in 2023 was co-hosted by Georgetown University Law Center’s Institute of International
Economic Law and Fannie Mae, among others. The payments made by Fannie Mae in co-hosting a portion of the event were not made to Georgetown University Law Center or to Mr. Brummer and, had they been paid to
Georgetown Law Center, they would have fallen below the NYSE independence standards’ thresholds of materiality for a director who is a current employee of a company to which Fannie Mae made, or from which
Fannie Mae received, payments.
◦Mr. Johnson is currently a professor at MIT and engages in work for the National Bureau of Economic
Research. Fannie Mae engages in business transactions with both of these entities. The payments made by
Fannie Mae to these entities during the past three years fall below the NYSE independence standards’
thresholds of materiality for a director who is a current employee of a company to which Fannie Mae made, or from which Fannie Mae received, payments.
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
Ms. Almodovar is not considered an independent director under NYSE independence standards because of her position as Chief Executive Officer.

Certain Relationships and Related Transactions, and Director Independence | Director Independence

Fannie Mae 2023 Form 10-K	206
Item 14.  Principal Accounting Fees and Services
The Audit Committee of our Board of Directors is directly responsible for the appointment, oversight and evaluation of our independent registered public accounting firm, subject to conservator approval of matters relating to retention and termination. Deloitte & Touche LLP (Public Company Accounting Oversight Board ID No. 34) was our independent registered public accounting firm for the years ended 2023 and 2022. Deloitte & Touche LLP has advised the Audit
Committee that they are independent accountants with respect to the company, within the meaning of standards established by the Public Company Accounting Oversight Board and federal securities laws administered by the SEC.
The following table displays the aggregate estimated or actual fees for professional services provided by Deloitte &
Touche LLP, including audit fees.

	For the Year Ended December 31,
	2023	2022
Description of fees:
Audit fees	$39,099,000	$38,932,500
Audit-related fees(1)	314,800	315,000
Tax fees(2)	20,000	—
All other fees(3)	394,000	219,000
Total fees	$39,827,800	$39,466,500
(1)Consists of fees billed for attest-related services on debt offerings and compliance with the covenants in the senior preferred stock purchase agreement with Treasury.
(2)Consists of tax fees related to non-audit tax research and compliance services.
(3)Consists of fees billed for non-audit engagements, including ESG Report attestation and other compliance assessments.
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
The Audit Committee has delegated to its Chair the authority to pre-approve any additional audit and permissible non-
audit services up to $1 million per engagement. The Audit Committee must ratify such pre-approvals at the next scheduled meeting of the Audit Committee. Additionally, we obtain the conservator’s approval for any services provided by Deloitte & Touche LLP outside of the scope of the integrated audit.
In 2023, we paid no fees to the independent registered public accounting firm pursuant to the de minimis exception established by the SEC, and all services were pre-approved.

Principal Accounting Fees and Services

Fannie Mae 2023 Form 10-K	207
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
4.18
Amended and Restated Certificate of Designation of Terms of Variable Liquidation Preference Senior Preferred Stock,
Series 2008-2, amended and restated as of September 30, 2019 (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s
Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, filed October 31, 2019)

Exhibits, Financial Statement Schedules

Fannie Mae 2023 Form 10-K	208

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

10.11
Amendment to Fannie Mae Supplemental Retirement Savings Plan, effective January 1, 2023† (Incorporated by reference to
Exhibit 10.11 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2022, filed February 14, 2023)

10.12
Amended and Restated Senior Preferred Stock Purchase Agreement, dated as of September 26, 2008, between the United
States Department of the Treasury and Federal National Mortgage Association, acting through the Federal Housing Finance
Agency as its duly appointed conservator (Incorporated by reference Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-
K, filed October 2, 2008)

Exhibits, Financial Statement Schedules

Fannie Mae 2023 Form 10-K	209

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

10.22
Form of Covered Employee Statement Under Confidentiality and Proprietary Rights Agreement (first used with 2023 executive compensation)†  (Incorporated by reference to Exhibit 10.22 to Fannie Mae’s Annual Report on Form 10-K for the
year ended December 31, 2022, filed February 14, 2023)

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
__________
†This Exhibit is a management contract or compensatory plan or arrangement.
*The financial information contained in these XBRL documents is unaudited.
Item 16.  Form 10-K Summary
None.

Exhibits, Financial Statement Schedules

Fannie Mae 2023 Form 10-K	210
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal National Mortgage Association

/s/ Priscilla Almodovar
Priscilla Almodovar Chief Executive Officer
Date: February 15, 2024
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Priscilla Almodovar and Chryssa C. Halley, and each of them severally, his or her true and lawful attorney-in-
fact with power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange
Commission in connection with the Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael J. Heid	Chair of the Board of Directors	February 15, 2024
Michael J. Heid

/s/ Priscilla Almodovar	Chief Executive Officer and Director	February 15, 2024
Priscilla Almodovar

/s/ Chryssa C. Halley	Executive Vice President and Chief Financial Officer	February 15, 2024
Chryssa C. Halley

/s/ James L. Holmberg	Senior Vice President and Controller	February 15, 2024
James L. Holmberg

/s/ Amy E. Alving	Director	February 15, 2024
Amy E. Alving

Signatures

Fannie Mae 2023 Form 10-K	211

Signature	Title	Date

/s/ Christopher J. Brummer	Director	February 15, 2024
Christopher J. Brummer

/s/ Renée L. Glover	Director	February 15, 2024
Renée L. Glover

/s/ Robert H. Herz	Director	February 15, 2024
Robert H. Herz

/s/ Simon Johnson	Director	February 15, 2024
Simon Johnson

/s/ Karin J. Kimbrough	Director	February 15, 2024
Karin J. Kimbrough

/s/ Diane C. Nordin	Director	February 15, 2024
Diane C. Nordin

/s/ Chetlur S. Ragavan	Director	February 15, 2024
Chetlur S. Ragavan

/s/ Manuel Sánchez Rodríguez	Director	February 15, 2024
Manuel Sánchez Rodríguez

/s/ Michael Seelig	Director	February 15, 2024
Michael Seelig

Signatures

Fannie Mae 2023 Form 10-K	212

Index to Consolidated Financial Statements
Page
Report of Independent Registered Public Accounting Firm . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	F-2
Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	F-4
Consolidated Statements of Operations and Comprehensive Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	F-5
Consolidated Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	F-6
Consolidated Statements of Changes in Equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	F-7
Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	F-8
Note 1—Summary of Significant Accounting Policies . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	F-8
Note 2—Conservatorship, Senior Preferred Stock Purchase Agreement and Related Matters . . . . . . . .	F-17
Note 3—Consolidations and Transfers of Financial Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	F-23
Note 4—Mortgage Loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	F-26
Note 5—Allowance for Loan Losses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	F-38
Note 6—Investments in Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	F-41
Note 7—Financial Guarantees . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	F-42
Note 8—Short-Term and Long-Term Debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	F-43
Note 9—Derivative Instruments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	F-45
Note 10—Income Taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	F-50
Note 11—Segment Reporting . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	F-51
Note 12—Equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	F-54
Note 13—Regulatory Capital Requirements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	F-58
Note 14—Concentrations of Credit Risk . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	F-61
Note 15—Netting Arrangements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	F-66
Note 16—Fair Value . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	F-68
Note 17—Commitments and Contingencies . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	F-80

Index to Consolidated Financial Statements

Fannie Mae 2023 Form 10-K	F-1
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To Fannie Mae:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Fannie Mae and consolidated entities (in conservatorship) (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income, cash flows, and changes in equity for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31,
2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended
December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United
States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2024, expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.
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
Allowance for Loan Losses — Refer to Notes 1 and 5 to the financial statements
Critical Audit Matter Description
The Company’s allowance for loan losses is a valuation allowance that reflects an estimate of expected credit losses related to its recorded investment in single-family and multifamily held-for-investment loans. The allowance for loan losses requires consideration of a broad range of information about current conditions and reasonable and supportable forecast information to develop loan loss estimates. The Company uses internal models to estimate credit losses that incorporate historical credit loss experience, adjusted for current economic forecasts and the current credit profile of the
Company’s single-family and multifamily loan books of business. Management adjusts the modeled estimate when it identifies relevant information that is not yet reflected in the allowance for loan losses.
For its single-family mortgage loan allowance for loan losses, the Company uses a discounted cash flow method to measure expected credit losses. The model uses reasonable and supportable forecasts for key economic drivers for single-family mortgage loans, including home prices and interest rates. For its multifamily mortgage loan allowance for

Report of Independent Registered Public Accounting Firm

Fannie Mae 2023 Form 10-K	F-2
loan losses, the Company uses an undiscounted cash flow method to measure expected credit losses. The model uses reasonable and supportable forecasts for key economic drivers for multifamily mortgage loans, including rental income and property valuations.
We identified the allowance for loan losses for single-family and multifamily mortgage loans held-for-investment, excluding the portion related to single-family reverse mortgage loans, as a critical audit matter because of the complexity of the Company’s internal models and the significant assumptions used by management. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve credit specialists when performing audit procedures to evaluate the reasonableness of management’s internal models and significant assumptions.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the internal models, key data inputs, and management’s significant assumptions used to estimate the allowance for loan losses described in the preceding paragraph, included the following, among others:
•We tested the effectiveness of controls, including those related to the internal models, key data inputs, and significant management assumptions.
•With the assistance of our credit specialists, we evaluated:
◦The appropriateness of the internal models and methodologies.
◦The reasonableness of management’s significant assumptions, including the development of forecasted home price growth (single-family), forecasted interest rates (single-family), forecasted rental income
(multifamily), and forecasted property valuations (multifamily).
◦The appropriateness of any qualitative adjustments (or lack thereof) to the modeled expected cash flow output.
•We tested the accuracy of key data inputs, including historical loan data and economic data consumed by the internal models used to calculate expected credit losses.
/s/ Deloitte & Touche LLP
McLean, Virginia
February 15, 2024
We have served as the Company’s auditor since 2005.

Report of Independent Registered Public Accounting Firm

Fannie Mae 2023 Form 10-K	F-3
FANNIE MAE
(In conservatorship)
Consolidated Balance Sheets
(Dollars in millions)

	As of December 31,
	2023	2022
ASSETS
Cash and cash equivalents	$35,817	$57,987
Restricted cash and cash equivalents (includes $25,836 and $23,348, respectively, related to consolidated trusts)	32,889	29,854
Securities purchased under agreements to resell (includes $0 and $3,475, respectively, related to consolidated trusts)	30,700	14,565
Investments in securities, at fair value	53,116	50,825
Mortgage loans:
Loans held for sale, at lower of cost or fair value	2,149	2,033
Loans held for investment, at amortized cost:
Of Fannie Mae	48,199	52,081
Of consolidated trusts	4,094,013	4,071,669
Total loans held for investment (includes $3,315 and $3,645, respectively, at fair value)	4,142,212	4,123,750
Allowance for loan losses	(8,730)	(11,347)
Total loans held for investment, net of allowance	4,133,482	4,112,403
Total mortgage loans	4,135,631	4,114,436
Advances to lenders	1,389	1,502
Deferred tax assets, net	11,681	12,911
Accrued interest receivable, net (includes $10,132 and $9,241 related to consolidated trusts and net of allowance of $25 and $111, respectively)	10,724	9,821
Other assets	13,490	13,387
Total assets	$4,325,437	$4,305,288
LIABILITIES AND EQUITY
Liabilities:
Accrued interest payable (includes $10,212 and $9,347, respectively, related to consolidated trusts)	$10,931	$9,917
Debt:
Of Fannie Mae (includes $761 and $1,161, respectively, at fair value)	124,065	134,168
Of consolidated trusts (includes $14,343 and $16,260, respectively, at fair value)	4,098,653	4,087,720
Other liabilities (includes $1,713 and $1,748, respectively, related to consolidated trusts)	14,106	13,206
Total liabilities	4,247,755	4,245,011
Commitments and contingencies (Note 17)	—	—
Fannie Mae stockholders’ equity:
Senior preferred stock (liquidation preference of $195,224 and $180,339, respectively)	120,836	120,836
Preferred stock, 700,000,000 shares are authorized—555,374,922 shares issued and outstanding	19,130	19,130
Common stock, no par value, no maximum authorization—1,308,762,703 shares issued and 1,158,087,567 shares outstanding	687	687
Accumulated deficit	(55,603)	(73,011)
Accumulated other comprehensive income	32	35
Treasury stock, at cost, 150,675,136 shares	(7,400)	(7,400)
Total stockholders’ equity (See Note 2: Senior Preferred Stock Purchase Agreement, Senior Preferred Stock and Warrant for information on the related dividend obligation and liquidation preference)	77,682	60,277
Total liabilities and equity	$4,325,437	$4,305,288
See Notes to Consolidated Financial Statements

Financial Statements | Consolidated Balance Sheets

Fannie Mae (In conservatorship) 2023 Form 10-K	F-4
FANNIE MAE
(In conservatorship)
Consolidated Statements of Operations and Comprehensive Income
(Dollars and shares in millions, except per share amounts)

	For the Year Ended December 31,
	2023	2022	2021
Interest income:
Investments in securities	$4,158	$1,828	$582
Mortgage loans	133,234	117,813	98,930
Other	2,322	656	163
Total interest income	139,714	120,297	99,675
Interest expense:
Short-term debt	(672)	(76)	(4)
Long-term debt	(110,269)	(90,798)	(70,084)
Total interest expense	(110,941)	(90,874)	(70,088)
Net interest income	28,773	29,423	29,587
Benefit (provision) for credit losses	1,670	(6,277)	5,130
Net interest income after benefit (provision) for credit losses	30,443	23,146	34,717
Investment gains (losses), net	(53)	(297)	1,352
Fair value gains, net	1,304	1,284	155
Fee and other income	275	312	361
Non-interest income	1,526	1,299	1,868
Administrative expenses:
Salaries and employee benefits	(1,906)	(1,671)	(1,493)
Professional services	(850)	(850)	(817)
Other administrative expenses	(848)	(808)	(755)
Total administrative expenses	(3,604)	(3,329)	(3,065)
TCCA fees	(3,431)	(3,369)	(3,071)
Credit enhancement expense	(1,512)	(1,323)	(1,051)
Change in expected credit enhancement recoveries	(193)	727	(194)
Other expenses, net	(1,273)	(918)	(1,255)
Total expenses	(10,013)	(8,212)	(8,636)
Income before federal income taxes	21,956	16,233	27,949
Provision for federal income taxes	(4,548)	(3,310)	(5,773)
Net income	17,408	12,923	22,176
Other comprehensive loss	(3)	(3)	(78)
Total comprehensive income	$17,405	$12,920	$22,098
Net income	$17,408	$12,923	$22,176
Dividends distributed or amounts attributable to senior preferred stock	(17,405)	(12,920)	(22,098)
Net income attributable to common stockholders	$3	$3	$78
Earnings per share:
Basic	$0.00	$0.00	$0.01
Diluted	0.00	0.00	0.01
Weighted-average common shares outstanding:
Basic	5,867	5,867	5,867
Diluted	5,893	5,893	5,893
See Notes to Consolidated Financial Statements

Financial Statements | Consolidated Statements of Operations and Comprehensive Income

Fannie Mae (In conservatorship) 2023 Form 10-K	F-5
FANNIE MAE
(In conservatorship)
Consolidated Statements of Cash Flows
(Dollars in millions)

	For the Year Ended December 31,
	2023	2022	2021
Cash flows provided by (used in) operating activities:
Net income	$17,408	$12,923	$22,176
Reconciliation of net income to net cash provided by (used in) operating activities:
Amortization of cost basis adjustments	(2,535)	(5,731)	(10,763)
Net impact of hedged mortgage assets and debt	210	(423)	(268)
Provision (benefit) for credit losses	(1,670)	6,277	(5,130)
Valuation (gains) losses	(760)	361	(1,996)
Change in expected credit enhancement recoveries	193	(727)	194
Deferred income tax expense (benefit)	1,231	(195)	252
Net gains related to the disposition of acquired property and preforeclosure sales, including credit enhancements	(1,182)	(1,782)	(1,780)
Net change in accrued interest receivable	(1,110)	(1,826)	(618)
Net change in servicer advances	31	(217)	(2,131)
Net change in accrued interest payable	1,014	731	(533)
Other, net	130	(352)	825
Net change in trading securities	(1,077)	34,787	46,983
Net cash provided by (used in) operating activities	11,883	43,826	47,211
Cash flows provided by (used in) investing activities:
Mortgage loans acquired held for investment:
Purchases	(124,372)	(247,016)	(649,238)
Proceeds from sales	2,182	7,501	17,130
Proceeds from repayments	336,336	500,324	1,104,270
Advances to lenders	(103,364)	(178,450)	(393,016)
Proceeds from disposition of acquired property and preforeclosure sales	4,622	2,694	3,536
Net change in federal funds sold and securities purchased under agreements to resell	(16,135)	6,178	7,457
Other, net	(119)	(1,103)	711
Net cash provided by (used in) investing activities	99,150	90,128	90,850
Cash flows provided by (used in) financing activities:
Proceeds from issuance of debt of Fannie Mae	415,790	340,708	317,867
Payments to redeem debt of Fannie Mae	(427,161)	(403,967)	(405,368)
Proceeds from issuance of debt of consolidated trusts	228,976	469,955	1,097,497
Payments to redeem debt of consolidated trusts	(347,773)	(561,440)	(1,155,118)
Other, net	—	—	69
Net cash provided by (used in) financing activities	(130,168)	(154,744)	(145,053)
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	(19,135)	(20,790)	(6,992)
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	87,841	108,631	115,623
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$68,706	$87,841	$108,631
Cash paid during the period for:
Interest	$118,897	$101,469	$106,205
Income taxes	2,750	3,511	5,500
Supplemental information on non-cash activities related to mortgage loans (see Note 4)
See Notes to Consolidated Financial Statements

Financial Statements | Consolidated Statements of Cash Flows

Fannie Mae (In conservatorship) 2023 Form 10-K	F-6
FANNIE MAE
(In conservatorship)
Consolidated Statements of Changes in Equity
(Dollars and shares in millions)

	Fannie Mae Stockholders’ Equity
	Shares Outstanding			Senior Preferred Stock	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Equity
	Senior Preferred	Preferred	Common
Balance as of December 31, 2020	1	556	1,158	$120,836	$19,130	$687	$(108,110)	$116	$(7,400)	$25,259
Comprehensive income:
Net income	—	—	—	—	—	—	22,176	—	—	22,176
Other comprehensive income, net of tax effect:
Changes in net unrealized losses on available- for-sale securities (net of taxes of $4)	—	—	—	—	—	—	—	(18)	—	(18)
Reclassification adjustment for gains (losses) included in net income (net of taxes of $13)	—	—	—	—	—	—	—	(49)	—	(49)
Other (net of taxes of $3)	—	—	—	—	—	—	—	(11)	—	(11)
Total comprehensive income										22,098
Balance as of December 31, 2021	1	556	1,158	120,836	19,130	687	(85,934)	38	(7,400)	47,357
Comprehensive income:
Net income:	—	—	—	—	—	—	12,923	—	—	12,923
Other comprehensive income, net of tax effect:
Changes in net unrealized losses on available- for-sale securities (net of taxes of $8)	—	—	—	—	—	—	—	(33)	—	(33)
Reclassification adjustment for gains (losses) included in net income (net of taxes of $3)	—	—	—	—	—	—	—	13	—	13
Other (net of taxes of $4)	—	—	—	—	—	—	—	17	—	17
Total comprehensive income										12,920
Balance as of December 31, 2022	1	556	1,158	120,836	19,130	687	(73,011)	35	(7,400)	60,277
Comprehensive income:
Net income	—	—	—	—	—	—	17,408	—	—	17,408
Other comprehensive income, net of tax effect:
Changes in net unrealized losses on available- for-sale securities (net of taxes of $1)	—	—	—	—	—	—	—	(4)	—	(4)
Reclassification adjustment for gains (losses) included in net income (net of taxes of $0)	—	—	—	—	—	—	—	2	—	2
Other (net of taxes of $0)	—	—	—	—	—	—	—	(1)	—	(1)
Total comprehensive income										17,405
Balance as of December 31, 2023	1	556	1,158	$120,836	$19,130	$687	$(55,603)	$32	$(7,400)	$77,682
See Notes to Consolidated Financial Statements

Financial Statements | Consolidated Statements of Changes in Equity

Fannie Mae (In conservatorship) 2023 Form 10-K	F-7
FANNIE MAE
(In conservatorship)
Notes to Consolidated Financial Statements
1.  Summary of Significant Accounting Policies
Organization
Fannie Mae is a leading source of financing for residential mortgages in the United States. We are a government-
sponsored, stockholder-owned corporation, chartered by Congress to provide liquidity and stability to the U.S. housing market and to promote access to mortgage credit. We primarily do this by buying residential mortgage loans that are originated by lenders. We place these loans into trusts and issue guaranteed mortgage-backed securities (“MBS”) that global investors buy from us. We do not originate mortgage loans or lend money directly to borrowers.
We have two reportable business segments: Single-Family and Multifamily. The Single-Family business operates in the secondary mortgage market relating to loans secured by properties containing four or fewer residential dwelling units.
The Multifamily business operates in the secondary mortgage market relating primarily to loans secured by properties containing five or more residential units. We describe the management reporting and allocation process used to generate our segment results in “Note 11, Segment Reporting.”
We have been under conservatorship with the Federal Housing Finance Agency (“FHFA”) acting as conservator since
September 2008. See “Note 2, Conservatorship, Senior Preferred Stock Purchase Agreement and Related Matters,” for
information on our conservatorship, the senior preferred stock purchase agreement, the impact of U.S. government support on our business, and related party relationships.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). To conform to our current-period presentation, we have reclassified certain amounts reported in our prior period consolidated financial statements.
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
Principles of Consolidation
Our consolidated financial statements include our accounts as well as the accounts of the other entities in which we have a controlling financial interest. All intercompany balances and transactions have been eliminated. The typical condition for a controlling financial interest is ownership of a majority of the voting interests of an entity. A controlling financial interest may also exist in an entity such as a variable interest entity (“VIE”) through arrangements that do not involve voting interests, such as control over the servicing of the collateral held by the VIE. Fannie Mae’s controlling interest generally arises from arrangements with VIEs.
We consolidate VIEs when we have a controlling financial interest in the VIE and are therefore considered the primary beneficiary of the VIE. We are the primary beneficiary of a VIE when we have both the power to direct the activities of the VIE that most significantly impact its economic performance and exposure to losses or benefits of the VIE that could potentially be significant to the VIE. The primary beneficiary determination may change over time as our interest in the
VIE changes. Therefore, we evaluate whether we are the primary beneficiary of VIEs in which we have variable interests at both inception and on an ongoing basis. Generally, the assets of our consolidated VIEs can be used only to settle obligations of the VIE, and the creditors of our consolidated VIEs do not have recourse to Fannie Mae, except when we provide a guarantee to the VIE.
The measurement of assets and liabilities of VIEs that we consolidate depends on whether we are the transferor of assets into a VIE. When we are the transferor of assets into a VIE that we consolidate at the time of the transfer, we continue to recognize the assets and liabilities of the VIE at the amounts that they would have been recognized if we had not transferred the assets and no gain or loss is recognized. We are the transferor to the VIEs created during our

Notes to Consolidated Financial Statements | Summary of Significant Accounting Policies

Fannie Mae (In conservatorship) 2023 Form 10-K	F-8
portfolio securitizations; this execution occurs when we purchase loans from third-party sellers for cash and later deposit these loans into an MBS trust. The securities issued through a portfolio securitization are then sold to investors for cash.
When we are not the transferor of assets into a VIE that we consolidate, we recognize the assets and liabilities of the
VIE in our consolidated financial statements at fair value and a gain or loss for the difference between (1) the fair value of the consideration paid, fair value of noncontrolling interests and the reported amount of any previously held interests, and (2) the net amount of the fair value of the assets and liabilities recognized upon consolidation. However, for the
VIEs established under our lender swap program, we do not recognize a gain or loss if the VIEs are consolidated at formation as there is no difference in the respective fair value of (1) and (2) above. We record gains or losses that are associated with the consolidation of VIEs as a component of “Investment gains (losses), net” in our consolidated statements of operations and comprehensive income. A lender swap transaction occurs when a mortgage lender delivers a pool of loans to us, which we immediately deposit into an MBS trust.
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
Transfers of Financial Assets
We evaluate each transfer of financial assets to determine whether we have surrendered control and the transfer qualifies as a sale. If a transfer does not meet the criteria for sale treatment, the transferred assets remain in our consolidated balance sheets and we record a liability to the extent of any proceeds received in connection with the transfer.
When a transfer that qualifies as a sale is completed, we derecognize all assets transferred and recognize all assets received and liabilities incurred at fair value. The difference between the carrying basis of the assets transferred and the fair value of the net proceeds from the sale is recorded as a component of “Investment gains (losses), net” in our consolidated statements of operations and comprehensive income. We retain interests from the transfer and sale of mortgage-related securities to unconsolidated single-class and multi-class portfolio securitization trusts. Retained interests are primarily derived from transfers associated with our portfolio securitizations in the form of Fannie Mae securities. We separately describe the subsequent accounting, as well as how we determine fair value, for our retained interests in the “Investments in Securities” section of this note.
Cash Equivalents and Restricted Cash
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
“Restricted cash and cash equivalents” in our consolidated balance sheets primarily represents cash held in accounts that are for the benefit of MBS certificateholders (inclusive of amounts that have been advanced by us under the terms of our guaranty) that will be distributed to the MBS certificateholders on a future date in accordance with the terms of the
MBS trust agreements. Fannie Mae, in its role as trustee, invests funds held by consolidated trusts directly in eligible short-term third-party investments, which may include investments in cash equivalents that are composed of overnight repurchase agreements and U.S. Treasuries that have a maturity at the date of acquisition of three months or less. The funds underlying these short-term investments are restricted per the MBS trust agreements. Cash may also be recognized as restricted cash for certain collateral arrangements for which we do not have the right to use the cash.
Securities Purchased Under Agreements to Resell
We enter into repurchase agreements that involve contemporaneous trades to purchase and sell securities. As the transferor has not relinquished control over the securities, these transactions are accounted for as secured financings and reported as securities purchased under agreements to resell in our consolidated balance sheets except for securities purchased under agreements to resell on an overnight basis, which are included in cash and cash equivalents in our consolidated balance sheets. We present cash flows from securities purchased under agreements to resell as investing activities in our consolidated statements of cash flows.
These repurchase agreements may allow us to repledge all, or a portion, of the transferred collateral, and we may repledge such collateral periodically, although it is not typically our practice to repledge collateral that has been transferred to us.

Notes to Consolidated Financial Statements | Summary of Significant Accounting Policies

Fannie Mae (In conservatorship) 2023 Form 10-K	F-9
Investments in Securities
Securities Classified as Trading or Available-for-Sale
We classify and account for our investments in securities as either trading or available-for-sale (“AFS”). We measure trading securities at fair value in our consolidated balance sheets with unrealized and realized gains and losses included as a component of “Fair value gains (losses), net” in our consolidated statements of operations and comprehensive income. We include interest on investments in securities in our consolidated statements of operations and comprehensive income. Interest income includes the amortization of cost basis adjustments, including premiums and discounts, recognized as a yield adjustment using the interest method over the contractual term of the security. We measure AFS securities at fair value in our consolidated balance sheets, with unrealized gains and losses, net of income taxes, recorded in “Accumulated other comprehensive income,” and changes in expected credit losses recorded in “Benefit (provision) for credit losses.” We recognize realized gains and losses on AFS securities when securities are sold. We calculate the gains and losses on AFS securities using the specific identification method and record them in
“Investment gains (losses), net” in our consolidated statements of operations and comprehensive income. As of
December 31, 2023 and 2022, we did not have any investments in securities classified as held-to-maturity.
When we own Fannie Mae MBS issued by unconsolidated trusts, the asset is recorded in “Investments in securities, at fair value” in our consolidated balance sheets. We determine the fair value of Fannie Mae MBS based on observable market prices because most Fannie Mae MBS are actively traded. For any subsequent purchase or sale of Fannie Mae
MBS issued by unconsolidated trusts, we continue to account for any outstanding recorded amounts associated with the guaranty transaction on the same basis of accounting. We do not derecognize any components of the guaranty assets, guaranty obligations, or any other outstanding recorded amounts associated with the guaranty transaction for the
Fannie Mae MBS because our contractual obligation to the MBS trust remains in force until the trust is liquidated.
Impairment of Available-for-Sale Debt Securities
An AFS debt security is impaired if the fair value of the investment is less than its amortized cost basis. In these circumstances, we separate the excess of the amortized cost basis of the debt security over its fair value into the amount representing the credit loss, which we recognize as an allowance for credit losses with the corresponding amount recorded in “Benefit (provision) for credit losses” in our consolidated statements of operations and comprehensive income, and the amount related to all other factors, which we recognize in “Other comprehensive loss,”
net of taxes, in our consolidated statements of operations and comprehensive income. Credit losses are evaluated on an individual security basis and are limited to the excess of the amortized cost basis over the fair value of the debt security. If we intend to sell a debt security or it is more likely than not that we will be required to sell the debt security before recovery, any allowance for credit losses on the debt security is reversed and the amortized cost basis of the debt security is written down to its fair value through “Investment gains (losses), net.”
Mortgage Loans
Loans Held for Sale
When we acquire mortgage loans that we intend to sell or securitize via trusts that will not be consolidated, we classify the loans as held for sale (“HFS”). We report the carrying value of HFS loans at the lower of cost or fair value. Any excess of an HFS loan’s cost over its fair value is recognized as a valuation allowance with the corresponding amount and subsequent changes in the valuation allowance recognized as “Investment gains (losses), net” in our consolidated statements of operations and comprehensive income. We recognize interest income on HFS loans on an accrual basis unless we determine that the ultimate collection of contractual principal or interest payments in full is not reasonably assured. Purchased premiums and discounts on HFS loans are deferred upon loan acquisition, included in the cost basis of the loan, and not amortized. We determine any lower of cost or fair value adjustment on HFS loans at an individual loan level.
In the presentation of our consolidated statements of cash flows, we present cash flows from loans classified as HFS at acquisition as operating activities. If a loan is initially classified as HFI and it is transferred to HFS, the principal cash flows and sales proceeds from such loans continue to be presented as investing activities in the consolidated statement of cash flows.
Our accounting for transfers to HFS differs based upon the loan’s classification as either nonperforming or performing.
Nonperforming loans include both seriously delinquent and reperforming loans. For both single-family and multifamily loans, reperforming loans are loans that were previously delinquent but are performing again because payments on the loan have become current with or without the use of a loan modification plan. Single-family seriously delinquent loans are loans that are 90 days or more past due or in the foreclosure process. Multifamily seriously delinquent loans are loans that are 60 days or more past due. All other loans are considered performing.

Notes to Consolidated Financial Statements | Summary of Significant Accounting Policies

Fannie Mae (In conservatorship) 2023 Form 10-K	F-10
For nonperforming loans transferred from held for investment (“HFI”) to HFS, based upon a change in our intent, we record the loans at the lower of cost or fair value on the date of transfer. When the fair value of the nonperforming loan is less than its amortized cost, we record a write-off against the allowance for loan losses in an amount equal to the excess of the amortized cost basis over the fair value of the loan. Any difference between the amount written off upon transfer and the recorded valuation allowance related to the transferred loan is recognized in “Benefit (provision) for credit losses” in our consolidated statements of operations and comprehensive income.
For performing loans transferred from HFI to HFS, based upon a change in our intent, the allowance for loan losses previously recorded on the HFI mortgage loan is reversed through “Benefit (provision) for credit losses” at the time of transfer. The loan is transferred to HFS at its amortized cost basis and a valuation allowance is established to the extent that the amortized cost basis of the loan exceeds its fair value. The initial recognition of the valuation allowance and any subsequent changes are recorded as a gain or loss in “Investment gains (losses), net.”
Upon reclassification from HFS to HFI, we reverse the valuation allowance on the loan, if any, and establish an allowance for loan losses as needed.
Loans Held for Investment
When we acquire loans that we have the ability and the intent to hold for the foreseeable future or until maturity, we classify the loans as HFI. When we consolidate a securitization trust, we recognize the loans underlying the trust in our consolidated balance sheets. The trusts do not have the ability to sell loans and the use of such loans is limited exclusively to the settlement of obligations of the trusts. Therefore, loans acquired when we have the intent to securitize via consolidated trusts are generally classified as HFI in our consolidated balance sheets both prior to and subsequent to their securitization.
In the presentation of our consolidated statements of cash flows, we present principal cash flows from loans classified as HFI as investing activities and interest cash flows as operating activities.
We report the carrying value of HFI loans at the unpaid principal balance, net of unamortized premiums and discounts, other cost basis adjustments, and allowance for loan losses. We define the amortized cost of HFI loans as unpaid principal balance and accrued interest receivable, net, including any unamortized premiums, discounts, and other cost basis adjustments. We present accrued interest receivable separately from the amortized cost of our HFI loans in our consolidated balance sheets. We recognize interest income on HFI loans on an accrual basis using the effective yield method over the contractual life of the loan, including the amortization of any deferred cost basis adjustments, such as the premium or discount at acquisition, unless we determine that the ultimate collection of contractual principal or interest payments in full is not reasonably assured.
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
income.
Cost basis adjustments on HFI loans are amortized into interest income over the contractual life of the loan using the effective interest method. Cost basis adjustments on the loan are not amortized into income while a loan is on nonaccrual status. We have elected not to measure an allowance for credit losses on accrued interest receivable balances as we have a nonaccrual policy to ensure the timely reversal of unpaid accrued interest.
For single-family loans, we recognize any contractual interest payments received on the loan while on nonaccrual status as interest income on a cash basis. For multifamily loans, we account for interest income on a cost recovery basis and we apply any payment received while on nonaccrual status to reduce the amortized cost of the loan. Thus, we do not recognize any interest income on a multifamily loan placed on nonaccrual status until the amortized cost of the loan has been reduced to zero.
A nonaccrual loan is returned to accrual status when the full collection of principal and interest is reasonably assured.
We generally determine that the full collection of principal and interest is reasonably assured when the loan returns to current payment status. If a loan is restructured for a borrower experiencing financial difficulty, we require a performance period of up to 6 months before we return the loan to accrual status. Upon a loan’s return to accrual status, we resume the recognition of interest income on an accrual basis and the amortization of cost basis adjustments, if any, into interest income. If interest is capitalized pursuant to a restructuring, any capitalized interest that had not been previously recognized as interest income or that had been reversed through interest income when the loan was placed on

Notes to Consolidated Financial Statements | Summary of Significant Accounting Policies

Fannie Mae (In conservatorship) 2023 Form 10-K	F-11
nonaccrual status is recorded as a discount to the loan and amortized into interest income over the remaining contractual life of the loan.
For single-family loans negatively impacted by the COVID-19 pandemic that were three or more months past due as of
December 31, 2022, we continued to recognize interest income for up to six months of delinquency provided that the loan was either current as of March 1, 2020, or originated after March 1, 2020. We continued to accrue interest income beyond six months of delinquency provided that the full collection of principal and interest continued to be reasonably assured. For multifamily loans that were in a COVID-19 forbearance arrangement on December 31, 2022, we continued
to recognize interest income for up to six months of delinquency and then placed the loans on nonaccrual status when the borrower was six months past due.
For loans that were subject to the COVID-19-related nonaccrual policy, we established a valuation allowance for expected credit losses on the accrued interest receivable balance applying the process that we have established for both single-family and multifamily loans. The credit expense related to this valuation allowance was recorded in “Benefit
(provision) for credit losses” in our consolidated statements of operations and comprehensive income. Accrued interest receivable was written off when the amount was deemed to be uncollectible. Loans that were in active forbearance arrangements were not evaluated for write-off.
To the extent that loans that were subject to the COVID-19-related nonaccrual policy were restructured, the accrued interest that was previously recognized was capitalized into the principal balance of the loan.
Allowance for Loan Losses
Our allowance for loan losses is a valuation account that is deducted from the amortized cost basis of HFI loans to present the net amount expected to be collected on the loans. The allowance for loan losses reflects an estimate of expected credit losses on single-family and multifamily HFI loans held by Fannie Mae and by consolidated MBS trusts.
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
Changes to our estimate of expected credit losses, including changes due to the passage of time, are recorded through the “Benefit (provision) for credit losses” in our consolidated statements of operations and comprehensive income.
When calculating our allowance for loan losses, we consider only our amortized cost in the loans at the balance sheet date. We record write-offs as a reduction to the allowance for loan losses when amounts are deemed uncollectible.
When losses are confirmed through the receipt of assets in satisfaction of a loan, such as the underlying collateral upon foreclosure or cash upon completion of a short sale, we record a write-off in an amount equal to the excess of a loan’s amortized cost over fair value of assets received. We include expected recoveries of amounts previously written off and expected to be written off in determining our allowance for loan losses.
We present foreclosed property in “Other assets” in our consolidated balance sheets. We held $1.8 billion and $1.6 billion of acquired property, net as of December 31, 2023 and December 31, 2022, respectively.
Single-Family Loans
We estimate the amount expected to be collected on our single-family loans using a discounted cash flow approach.
Our allowance for loan losses is calculated as the difference between the amortized cost basis of the loan and the present value of expected cash flows on the loan. Expected cash flows include payments from the borrower, net of fees retained by a third-party for servicing, contractually attached credit enhancements and proceeds from the sale of the underlying collateral, net of selling costs.
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
characteristic inputs include information such as mark-to-market loan-to-value (“LTV”) ratios, delinquency status, geography and borrower FICO credit scores. The model assigns a probability to borrower events including contractual

Notes to Consolidated Financial Statements | Summary of Significant Accounting Policies

Fannie Mae (In conservatorship) 2023 Form 10-K	F-12
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
We may modify loans to borrowers experiencing financial difficulty as part of our loss mitigation activities. We consider the effects of both actual and estimated restructurings in our estimate of expected credit losses.
Multifamily Loans
Our allowance for loan losses on multifamily loans is calculated based on estimated probabilities of default and loss severities to derive expected loss ratios, which are then applied to the amortized cost basis of the loans. Our probabilities of default and severity are estimated using internal models based on historical loss experience of loans with similar risk characteristics that affect credit performance, such as debt service coverage ratio (“DSCR”), mark-to-
market LTV ratio, collateral type, age, loan size, geography, prepayment penalty term and note type. Our models simulate a range of possible future economic scenarios, which are used to estimate probabilities of default and loss severities. Key inputs to our models include rental income, which drives expected DSCRs for our loans, and property values. Our reasonable and supportable forecasts for multifamily rental income and property values, which are projected based on Metropolitan Statistical Area data, extend through the contractual maturity of the loans.
When foreclosure of a multifamily loan is probable, the allowance for loan losses is calculated as the difference between the amortized cost basis of the loan and the fair value of the collateral as of the reporting date, adjusted for the estimated costs to sell the property.
Restructured Loans
Effective January 1, 2022, we adopted Accounting Standards Update (“ASU”) 2022-02, Financial Instruments – Credit
Losses (Topic 326), using the prospective transition method. ASU 2022-02 eliminates the recognition and measurement of troubled debt restructurings (“TDRs”) and enhances the disclosures for loan restructurings for borrowers experiencing financial difficulty. Pursuant to this guidance, when a single-family loan is restructured, we continue to measure impairment on the loan using a discounted cash flow approach that utilizes a prepayment-adjusted discount rate that is based on the loan’s restructured terms. Using a post-restructuring interest rate does not result in the recognition of an economic concession in the allowance for loan losses. Additionally, loan modifications to single-family and multifamily borrowers are evaluated to determine whether they result in a new loan or a continuation of an existing loan.
Modifications made by Fannie Mae for borrowers experiencing financial difficulty are generally accounted for as a continuation of the existing loan as the terms of the restructured loans are typically not at market rates.
Prior to our adoption of this guidance, most of our restructurings were accounted for as TDRs. Under the TDR accounting model, we used the discount rate that was in effect prior to the restructuring to measure impairment on each loan, which resulted in the recognition, in the allowance for loan losses, of the economic concession that we granted to borrowers as part of the loan restructuring.
As we have elected a prospective transition for the TDR-elimination guidance effective January 1, 2022, the economic concession on a single-family loan that was previously restructured and accounted for as a TDR will continue to be measured in our allowance for loan losses using the discount rate that was in effect prior to the restructuring and the economic concession may increase or decrease as we update our cash flow assumptions related to the loan’s expected life. Further, the component of the allowance for loan losses representing economic concessions will decrease as the borrower makes payments in accordance with the restructured terms of the loan and as the loan is sold, liquidated, or subsequently restructured.
In general, the effect of our current accounting for loan modifications is consistent with the accounting that we applied under section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) to modifications of loans not previously restructured in a TDR. The CARES Act provided temporary relief from the accounting and reporting requirements for TDRs regarding certain loan modifications related to COVID-19 beginning March 2020 through
December 31, 2021.

Notes to Consolidated Financial Statements | Summary of Significant Accounting Policies

Fannie Mae (In conservatorship) 2023 Form 10-K	F-13
Advances to Lenders
Advances to lenders represent our payments of cash in exchange for the receipt of loans from lenders in a transfer that is accounted for as a secured lending arrangement. These transfers primarily occur when we provide early funding to lenders for loans that they will subsequently either sell to us or securitize into a Fannie Mae MBS that they will deliver to
us. We individually negotiate early lender funding advances with our lenders. Early lender funding advances have terms up to 60 days and earn a short-term market rate of interest.
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
Income Taxes
We recognize deferred tax assets and liabilities based on the differences in the book and tax bases of assets and liabilities. We measure deferred tax assets and liabilities using enacted tax rates that are applicable to the periods that the differences are expected to reverse. We adjust deferred tax assets and liabilities for the effects of changes in tax laws and rates in the period of enactment. We recognize investment and other tax credits through our effective tax rate calculation assuming that we will be able to realize the full benefit of the credits. We invest in Low-Income Housing Tax
Credit (“LIHTC”) projects and elect the proportional amortization method for the associated tax credits. We amortize the cost of a LIHTC investment each reporting period in proportion to the tax credits and other tax benefits received. We recognize the resulting amortization as a component of the “Provision for federal income taxes” in our consolidated statements of operations and comprehensive income.
We present deferred taxes net in our consolidated balance sheets. We reduce our deferred tax assets by an allowance if, based on the weight of available positive and negative evidence, it is more likely than not (a probability of greater than
50%) that we will not realize some portion, or all, of the deferred tax asset.
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
comprehensive income.
Derivative Instruments
We recognize derivatives in a gain position in “Other assets” and derivatives in a loss position in “Other liabilities” in our consolidated balance sheets at their fair value on a trade date basis. Changes in fair value and interest accruals on derivatives not in qualifying fair value hedging relationships are recorded as “Fair value gains, net” in our consolidated statements of operations and comprehensive income. We offset the carrying amounts of certain derivatives that are in gain positions and loss positions as well as cash collateral receivables and payables associated with derivative positions pursuant to the terms of enforceable master netting arrangements. We offset these amounts only when we have the legal right to offset under the contract and we have met all the offsetting conditions. For our over-the-counter
(“OTC”) derivative positions, our master netting arrangements allow us to net derivative assets and liabilities with the same counterparty. For our cleared derivative contracts, our master netting arrangements allow us to net our exposure by clearing organization and by clearing member.
In the presentation of our consolidated statements of cash flows, we present cash flows from derivatives that do not contain financing elements as operating activities.
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
derivative meets all three of these conditions, we elect to carry the hybrid contract in its entirety at fair value with changes in fair value recorded in earnings.

Notes to Consolidated Financial Statements | Summary of Significant Accounting Policies

Fannie Mae (In conservatorship) 2023 Form 10-K	F-14
Fair Value Hedge Accounting
To reduce earnings volatility related to changes in benchmark interest rates, we apply fair value hedge accounting to certain pools of single-family loans and certain issuances of our funding debt by designating such instruments as the hedged item in hedging relationships with interest-rate swaps. In these relationships, we have designated the change in the benchmark interest rate, the Secured Overnight Financing Rate (“SOFR”), as the risk being hedged. We have elected to use the portfolio layer method to hedge certain pools of single-family loans. This election involves establishing fair value hedging relationships on the portion of each loan pool that is not expected to be affected by prepayments, defaults and other events that affect the timing and amount of cash flows. The term of each hedging relationship is generally one business day and we establish hedging relationships each business day to align our hedge accounting with our risk management practices.
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
If a hedging relationship qualifies for hedge accounting, the change in the fair value of the interest-rate swap and the change in the fair value of the hedged item for the risk being hedged are recorded through net interest income. A corresponding basis adjustment is recorded against the hedged item, either the pool of loans or the debt, for the changes in the fair value attributable to the risk being hedged. For hedging relationships that hedge pools of single-
family loans, basis adjustments are allocated to individual single-family loans based on the relative unpaid principal balance of each loan at the termination of the hedging relationship. The cumulative basis adjustments on the hedged item are amortized into earnings using the effective interest method over the contractual life of the hedged item, with amortization beginning upon termination of the hedging relationship.
All changes in fair value of the designated portion of the derivative hedging instrument (i.e., interest-rate swap), including interest accruals, are recorded in the same line item in the consolidated statements of operations and comprehensive income used to record the earnings effect of the hedged item. Therefore, changes in the fair value of the hedged loans and debt attributable to the risk being hedged are recognized in “Interest income” or “Interest expense,”
respectively, along with the changes in the fair value of the respective derivative hedging instruments.
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
Commitments to Purchase and Sell Loans and Securities
We enter into commitments to purchase and sell mortgage-backed securities and to purchase single-family and multifamily loans. Certain of these commitments to purchase or sell mortgage-backed securities and to purchase single-
family loans are accounted for as derivatives, while other commitments are not within the scope of the derivative accounting criteria or do not meet the definition of a derivative.
Our commitments for the purchase and sale of regular way securities trades are exempt from derivative accounting and are recorded on their trade date.
When derivative purchase commitments settle, we include the fair value on the settlement date in the cost basis of the loan or unconsolidated security we purchase. When derivative commitments to sell securities settle, we include the fair value of the commitment on the settlement date in the cost basis of the security we sell. Purchases and sales of securities issued by our consolidated single-class securitization trusts and certain resecuritization trusts where the security that has been issued by the trust is substantially the same as the underlying collateral are treated as extinguishments or issuances of the underlying MBS debt, respectively. For commitments to purchase and sell securities issued by these trusts, we recognize the fair value of the commitment on the settlement date as a component of debt extinguishment gains and losses or in the cost basis of the debt issued, respectively.
Collateral
We enter into various transactions where we pledge and accept collateral, the most common of which are our derivative transactions. Required collateral levels vary depending on the credit rating and type of counterparty. We also pledge and receive collateral under our repurchase and reverse repurchase agreements. In order to reduce potential exposure to counterparties for securities purchased under agreements to resell, a third-party custodian typically maintains the

Notes to Consolidated Financial Statements | Summary of Significant Accounting Policies

Fannie Mae (In conservatorship) 2023 Form 10-K	F-15
collateral and any margin. We monitor the fair value of the collateral received from our counterparties, and we may require additional collateral from those counterparties, as we deem appropriate.
Cash Collateral
We record cash collateral accepted from a counterparty that we have the right to use as “Cash and cash equivalents”
and cash collateral accepted from a counterparty that we do not have the right to use as “Restricted cash and cash equivalents” in our consolidated balance sheets. We net our obligation to return cash collateral pledged to us against the fair value of derivatives in a gain position recorded in “Other assets” in our consolidated balance sheets when the offsetting requirements have been met as part of our counterparty netting calculation.
For derivative positions with the same counterparty under master netting arrangements where we pledge cash collateral, we remove it from “Cash and cash equivalents” and net the right to receive it against the fair value of derivatives in a loss position recorded in “Other liabilities” in our consolidated balance sheets as a part of our counterparty netting calculation.
Non-Cash Collateral
We classify securities pledged to counterparties as “Investments in securities, at fair value” or “Cash and cash equivalents” in our consolidated balance sheets. Securities that we own that are pledged to counterparties may include securities issued by consolidated VIEs. The pledged collateral is classified as “Mortgage loans” when the trust that issued the security has been consolidated to align with the classification of the underlying asset.
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
We purchase and sell guaranteed MBS that have been issued through lender swap and portfolio securitization transactions. When we purchase or sell a Fannie Mae MBS issued from a consolidated single-class securitization trust and certain resecuritization trusts where the security that has been issued by the trust is substantially the same as the underlying collateral, we extinguish or issue, respectively, the related debt of the consolidated trust to reflect the debt that is owed to a third-party. For the extinguishment of debt, we record debt extinguishment gains or losses related to debt of consolidated trusts for any difference between the purchase price of the MBS and the carrying value of the related consolidated MBS debt reported in our consolidated balance sheets (including unamortized premiums, discounts and other cost basis adjustments) at the time of purchase as a component of “Other expenses, net” in our consolidated statements of operations and comprehensive income. When we issue consolidated debt, the debt is recorded at its fair value with any premiums or discounts amortized over the securities’ contractual life.
New Accounting Guidance
Fair Value Hedging - Portfolio Layer Method
On March 28, 2022, the Financial Accounting Standards Board (“FASB”) issued ASU 2022-01, Fair Value Hedging –
Portfolio Layer Method, which clarifies the guidance on fair value hedge accounting of interest rate risk portfolios of financial assets. The ASU expands the scope of the last-of-layer method to allow entities to apply this method, renamed the portfolio layer method, to non-prepayable financial assets and to designate multiple hedge relationships within a single closed portfolio of financial assets. Additionally, the ASU clarifies that basis adjustments related to existing portfolio layer hedge relationships should not be considered when measuring credit losses on the financial assets included in the closed portfolio. Further, the ASU clarifies that any reversal of fair value hedge basis adjustments associated with an actual breach should be recognized in interest income immediately. We adopted this guidance on
January 1, 2023 and the adoption did not have a material impact on our financial statements.

Notes to Consolidated Financial Statements | Summary of Significant Accounting Policies

Fannie Mae (In conservatorship) 2023 Form 10-K	F-16
Investments – Equity Method and Joint Ventures
On March 29, 2023, the FASB issued ASU 2023-02, Investments - Equity Method and Joint Ventures (Topic 323),
Accounting for Investment in Tax Credit Structures Using the Proportional Amortization Method. The ASU expands the scope of the proportional amortization method that is currently restricted to investments in LIHTC structures by allowing an entity to elect this method on a program-by-program basis to other qualifying tax equity investments. We adopted this guidance on January 1, 2024 and the adoption did not have a material impact on our financial statements.
Segment Reporting
On November 27, 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable
Segment Disclosures. The ASU enhances disclosure of an entity’s reportable segments by requiring additional information about significant segment expenses, interim disclosures of certain segment information that previously were only required on an annual basis and other detailed segment-related disclosures. The ASU applies to all public entities that are required to report segment information and is effective starting in annual periods beginning after December 15,
2023. The ASU is required to be adopted retrospectively to all prior periods presented in the financial statements. We are currently evaluating the impact of this guidance on our consolidated financial statements.
Income Taxes
On December 14, 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax
Disclosures, which enhances the required disclosures primarily related to the income tax rate reconciliation and income taxes paid. The ASU requires an entity’s income tax rate reconciliation to provide additional information for reconciling items meeting a quantitative threshold, and to disclose certain selected categories within the income tax rate reconciliation. The ASU also requires entities to disclose the amount of income taxes paid, disaggregated by federal, state and foreign taxes. The ASU is effective for annual periods beginning after December 15, 2024, though early adoption is permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements.
2.  Conservatorship, Senior Preferred Stock Purchase
Agreement and Related Matters
Conservatorship
In September 2008, FHFA was appointed as our conservator pursuant to authority provided by the Federal Housing
Enterprises Financial Safety and Soundness Act of 1992, as amended (the “GSE Act”). Conservatorship is a statutory process designed to preserve and conserve our assets and property and put the company in a sound and solvent condition. Our conservatorship has no specified termination date.
FHFA, as conservator, succeeded to:
•all rights, titles, powers and privileges of Fannie Mae, and of any stockholder, officer or director of Fannie Mae with respect to Fannie Mae and its assets; and
•title to the books, records and assets of any other legal custodian of Fannie Mae.
As conservator, FHFA has the authority to exercise broad powers over the company, including:
•directing us to enter into contracts or entering into contracts on our behalf; and
•transferring or selling our assets or liabilities.
FHFA has broad latitude over our business while we are in conservatorship, including authority to rehabilitate us in a way that, while not in Fannie Mae’s best interests, is beneficial to FHFA and, by extension, the public it serves.
The GSE Act provides special protections for mortgage loans and mortgage-related assets we hold in trust. Specifically, mortgage loans and mortgage-related assets that have been transferred to a Fannie Mae MBS trust must be held by the conservator for the beneficial owners of such MBS and cannot be used to satisfy the company’s general creditors.
While we are operating in conservatorship, our directors:
•serve on behalf of the conservator;
•exercise their authority as directed by and with the approval (where required) of the conservator;
•owe their fiduciary duties of care and loyalty solely to the conservator, and not to either the company or the stockholders; and
•are appointed by the conservator and not elected by stockholders.

Notes to Consolidated Financial Statements | Summary of Significant Accounting Policies

Fannie Mae (In conservatorship) 2023 Form 10-K	F-17
FHFA, as conservator, has issued an order authorizing our Board of Directors to exercise specified functions and authorities, and instructions regarding matters for which conservator decision or notification is required. The conservator retains the authority to amend or withdraw its order and instructions at any time.
The conservator has suspended stockholder meetings since conservatorship, and our common stockholders are not empowered to vote on directors or any other matters. The conservator also eliminated dividends on our common and preferred stock (other than dividends on the senior preferred stock issued to the U.S. Department of Treasury described below) during the conservatorship.
Receivership
Under the GSE Act, the Director of FHFA must place us into receivership if they determine that our assets are less than our obligations (that is, we have a net worth deficit) or if we have not been paying our debts as they become due, in either case, for a period of 60 days. FHFA has clarified that the 60-day measurement period will commence no earlier than the SEC filing deadline for our Form 10-K or Form 10-Q for the relevant period. In addition, the Director of FHFA may place us into receivership at the Director’s discretion at any time for other reasons set forth in the GSE Act, including if we are critically undercapitalized or if we are undercapitalized and have no reasonable prospect of becoming adequately capitalized. Should we be placed into receivership, different assumptions would be required to determine the carrying value of our assets, which would likely lead to substantially different financial results. We are not aware of any plans of FHFA: (1) to fundamentally change our business model, or (2) to reduce the aggregate amount available to or held by the company under our equity structure, which includes the senior preferred stock purchase agreement.
Senior Preferred Stock Purchase Agreement
Overview
FHFA, as conservator, entered into a senior preferred stock purchase agreement with the U.S. Department of the
Treasury (“Treasury”) on our behalf in September 2008. In connection with that agreement, we issued Treasury one million shares of Variable Liquidation Preference Senior Preferred Stock, Series 2008-2, which we refer to as the
“senior preferred stock,” and a warrant to purchase shares equal to 79.9% of our common stock, on a fully diluted basis, for a nominal price of $0.00001. We have assigned a value of $4.5 billion to Treasury’s commitment, which was recorded as a reduction to additional paid-in-capital at the time of the issuance and was partially offset by the aggregate fair value of the warrant of $3.5 billion. We received no cash consideration for issuing either the senior preferred stock or the warrant. The senior preferred stock purchase agreement and the terms of the senior preferred stock have been amended multiple times since 2008 by FHFA (acting on our behalf) and Treasury. These amendments have been accounted for as modifications of the senior preferred stock purchase agreement. As a result, these amendments did not trigger a change in the carrying value of the senior preferred stock.
The senior preferred stock purchase agreement and accompanying stock certificate include key provisions that impact us, including those described in the table below. For a discussion of the terms of the senior preferred stock related to dividends, liquidation preference, and limits on redemptions and paydowns, see “Note 12, Equity.”

Treasury Funding Commitment
•On a quarterly basis, we may draw funds from Treasury to cover the amount that our total liabilities exceed our total assets for the applicable fiscal quarter (referred to as the
“deficiency amount”), up to the amount of remaining funding commitment under the agreement.
•As of the date of this filing:
◦$119.8 billion has been paid to us by Treasury under this funding commitment; and
◦$113.9 billion of funding commitment from Treasury remains; this amount would be reduced by any future payments by Treasury under the commitment.

Termination Provisions for Funding Commitment
•Treasury’s funding commitment has no specified end date, but will terminate upon:
◦our liquidation and the fulfillment of Treasury’s obligations under its funding commitment;
◦the payment in full of, or reasonable provision for, our liabilities (whether or not contingent, including guaranty obligations); or
◦Treasury funding the maximum amount under the agreement.
•Treasury also may terminate its funding commitment and void the agreement if a court vacates, modifies, amends, conditions, enjoins, stays or otherwise affects the appointment of the conservator or curtails the conservator’s powers.

Notes to Consolidated Financial Statements | Conservatorship, Senior Preferred Stock Purchase Agreement and Related Matters

Fannie Mae (In conservatorship) 2023 Form 10-K	F-18

Rights of Debt and MBS Holders
•Holders of our debt securities or our guaranteed MBS may file a claim in the United States
Court of Federal Claims for relief if we default on our payment obligations on those securities and:
◦we and the conservator fail to exercise all rights under the agreement to draw on
Treasury’s funding commitment, or
◦Treasury fails to perform its obligations under its funding commitment and we and/or the conservator are not diligently pursuing remedies for Treasury’s failure.
•Holders may seek to require Treasury to fund us up to:
◦the amount necessary to cure the relevant payment defaults;
◦the deficiency amount; or
◦the amount of remaining funding under the agreement, whichever is the least.
Any Treasury funding provided under these circumstances would increase the liquidation preference of the senior preferred stock.
•The terms of the agreement generally may be amended or waived; however, no such amendment or waiver may decrease Treasury’s aggregate funding commitment or add conditions to Treasury’s funding commitment that would adversely affect in any material respect the holders of our debt or guaranteed MBS.

Commitment Fee
•The agreement provides for the payment of an unspecified quarterly commitment fee to
Treasury to compensate it for its ongoing support under the agreement.
•Until the capital reserve end date, the periodic commitment fee will not be set, accrue, or be payable. The capital reserve end date is defined as the last day of the second consecutive fiscal quarter during which we have had and maintained capital equal to or exceeding the capital requirements and buffers set forth in the enterprise regulatory capital framework.
•No later than the capital reserve end date, we and Treasury, in consultation with the Chair of the Federal Reserve, will agree on the amount of the periodic commitment fee.

Covenants
The senior preferred stock purchase agreement contains covenants that prohibit us (and, in one instance, FHFA) from taking several actions without the prior written consent of Treasury or require us to take specified actions, including the following described in the table below:

Dividends and Share Repurchases	•We may not pay dividends or make other distributions on or repurchase our equity securities (other than the senior preferred stock).
Issuances of Equity Securities
•We may not issue equity securities, except for common stock issued:
◦upon exercise of the warrant;
◦as required by any pre-conservatorship agreements; and
◦following the satisfaction of two conditions: (a) the exercise of the warrant in full, and (b)
the resolution of all currently pending significant litigation relating to the conservatorship and the August 2012 amendment to the senior preferred stock purchase agreement.

Notes to Consolidated Financial Statements | Conservatorship, Senior Preferred Stock Purchase Agreement and Related Matters

Fannie Mae (In conservatorship) 2023 Form 10-K	F-19

Termination of Conservatorship
•Neither we nor FHFA may terminate or seek to terminate the conservatorship, other than through a receivership, without the prior consent of Treasury, with one exception that allows
FHFA to terminate our conservatorship without the prior consent of Treasury if the following conditions are met:
◦all currently pending significant litigation relating to the conservatorship and the August
2012 amendment to the senior preferred stock purchase agreement has been resolved;
and
◦for two or more consecutive quarters, our common equity tier 1 capital (as defined in the enterprise regulatory capital framework), together with any stockholder equity that would result from a firm commitment public underwritten offering of common stock which is fully consummated concurrent with the termination of conservatorship, equals or exceeds at least 3% of our adjusted total assets (as defined in the enterprise regulatory capital framework). As of December 31, 2023, 3% of our adjusted total assets was $136.6 billion and we had a common equity tier 1 capital deficit of $74 billion.

Asset Dispositions
•We may not sell, transfer, lease or otherwise dispose of any assets, except for dispositions for fair market value in limited circumstances, including if:
◦the transaction is in the ordinary course of business and consistent with past practice; or
◦the assets have a fair market value individually or in the aggregate of less than
$250 million.

Subordinated Debt	•We may not issue any subordinated debt securities.
Mortgage Assets Limit	•We may not hold mortgage assets in excess of $225 billion; however, we are currently managing our business to a $202.5 billion mortgage asset cap according to FHFA instructions.
Indebtedness	•We may not have indebtedness in excess of $270 billion.
Executive Compensation
•We may not enter into any new compensation arrangements or increase amounts or benefits payable under existing compensation arrangements with any of our executive officers (as defined by Securities and Exchange Commission (“SEC”) rules) without the consent of the Director of FHFA, in consultation with the Secretary of the Treasury.

Equitable Access and Offers for Single-Family Mortgage Loans
•We may not vary our pricing or acquisition terms for single-family loans based on the business characteristics of the seller, including the seller’s size, charter type, or volume of business with us.
•We must offer to purchase at all times, for equivalent cash consideration and on substantially the same terms, any single-family mortgage loan that:
◦is of a class of loans that we then offer to acquire for inclusion in our MBS or for other non-
cash consideration;
◦is offered by a seller that has been approved to do business with us; and
◦has been originated and sold in compliance with our underwriting standards.

Notes to Consolidated Financial Statements | Conservatorship, Senior Preferred Stock Purchase Agreement and Related Matters

Fannie Mae (In conservatorship) 2023 Form 10-K	F-20

Single-Family Loan Eligibility Program
•We must maintain a program reasonably designed to ensure that the single-family loans we acquire are limited to:
◦qualified mortgages;
◦government-backed loans;
◦loans exempt from the Consumer Financial Protection Bureau’s (the “CFPB’s”) ability-to-
repay and qualified mortgage rule (other than loans secured by timeshares and home equity lines of credit, which, we are not allowed to buy);
◦loans secured by an investment property;
◦refinancing loans with streamlined underwriting originated in accordance with our eligibility criteria for high LTV ratio refinancings;
◦loans originated with temporary underwriting flexibilities during times of exigent circumstances, as determined in consultation with FHFA;
◦loans secured by manufactured housing; and
◦such other loans that FHFA may designate that were eligible for purchase by us as of
January 2021.

Enterprise Regulatory Capital Framework
•We are required to comply with the enterprise regulatory capital framework rule published by
FHFA in the Federal Register on December 17, 2020, disregarding any subsequent amendments or modifications to the rule.
•FHFA has subsequently amended the enterprise regulatory capital framework and instructed us to comply with the framework as amended. Accordingly, we are not in compliance with this covenant. See “Note 13, Regulatory Capital Requirements” for additional information.
•While our compliance with the covenants in the senior preferred stock purchase agreement is not a condition of Treasury’s funding commitment under that agreement, FHFA, as our conservator and regulator, has the authority to direct compliance or impose consequences for any non-compliance with that agreement.

Risk Management Plan	•While in conservatorship, we must provide an annual risk management plan to Treasury.
Suspended Covenants
Certain covenants in the senior preferred stock purchase agreement (described below) were temporarily suspended in
September 2021. Treasury can terminate this suspension upon six months’ notice to us. As of the date of this filing, we have received no such notification from Treasury. The suspended covenants include:
•A prohibition on acquiring more than $1.5 billion in single-family loans for cash consideration from any single seller (including its affiliates) during any four-quarter period.
•A prohibition on acquiring more than $80 billion in multifamily mortgage assets in any 52-week period, with this volume cap to be adjusted by FHFA at the end of each year.
•A requirement that at least 50% of our multifamily acquisitions in any year be classified as mission-driven at the time of acquisition.
•A prohibition on acquiring (during a 52-week period) a single-family mortgage loan if, following the acquisition, more than 3% of our single-family loans that result from a refinancing, or 6% of our single-family loans that do not result from a refinancing, would have two or more of the following characteristics at origination: combined
LTV ratio greater than 90%; a debt to income ratio greater than 45%; and FICO or equivalent credit score less than 680.
•A requirement to limit our acquisitions of single-family mortgage loans secured by either second homes or investment properties to not more than 7% of the single-family mortgage loans we have acquired during the preceding 52-week period.
Senior Preferred Stock and Common Stock Warrant
For information about the senior preferred stock and the common stock warrant, see “Note 12, Equity.”

Notes to Consolidated Financial Statements | Conservatorship, Senior Preferred Stock Purchase Agreement and Related Matters

Fannie Mae (In conservatorship) 2023 Form 10-K	F-21
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
We primarily fund our business through MBS issuances, retained earnings, and the issuance of a variety of short-term and long-term debt securities in the domestic and international capital markets. Accordingly, we are subject to “roll over,”
or refinancing, risk on our outstanding debt.
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
Related Parties
Because Treasury holds a warrant to purchase shares of Fannie Mae common stock equal to 79.9% of the total number of shares of Fannie Mae common stock, we and Treasury are deemed related parties. As of December 31, 2023,
Treasury held an investment in our senior preferred stock with an aggregate liquidation preference of $195.2 billion.
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
Transactions with Treasury
Treasury Making Home Affordable Program
Our administrative expenses were reduced by approximately $6 million, $15 million and $17 million for the years ended
December 31, 2023, 2022 and 2021, respectively, due to reimbursements from Treasury and Freddie Mac for expenses incurred as program administrator for Treasury’s Home Affordable Modification Program (“HAMP”) and other initiatives under Treasury’s Making Home Affordable Program. Our role as program administrator concluded in the third quarter of
2023, and we received our final reimbursement from Treasury in the fourth quarter of 2023.
Obligation to Pay TCCA Fees to Treasury
In December 2011, Congress enacted the Temporary Payroll Tax Cut Continuation Act of 2011 (“TCCA”) which, among other provisions, required that we increase our single-family guaranty fees by at least 10 basis points and pay this increase to Treasury. To meet our obligations under the TCCA and at the direction of FHFA, we increased the guaranty fee on all single-family mortgages delivered to us by 10 basis points in April 2012. The resulting fee revenue and expense are recorded in “Interest income: Mortgage loans” and “TCCA fees,” respectively, in our consolidated

Notes to Consolidated Financial Statements | Conservatorship, Senior Preferred Stock Purchase Agreement and Related Matters

Fannie Mae (In conservatorship) 2023 Form 10-K	F-22
statements of operations and comprehensive income. In November 2021, the Infrastructure Investment and Jobs Act
was enacted, which extended to October 1, 2032 our obligation under the TCCA to collect 10 basis points in guaranty fees on single-family mortgages delivered to us and pay the associated revenue to Treasury. In January 2022, FHFA advised us to continue to collect and pay these TCCA fees on and after October 1, 2032 with respect to loans we acquired before this date until those loans are paid off or otherwise liquidated.
We recognized $3.4 billion, $3.4 billion and $3.1 billion in TCCA fees during the years ended December 31, 2023, 2022 and 2021, respectively, of which $861 million and $854 million had not been paid as of December 31, 2023 and 2022, respectively.
Treasury Interest in Affordable Housing Allocations
The GSE Act requires us to set aside certain funding obligations, a portion of which is attributable to Treasury’s Capital
Magnet Fund. These funding obligations are measured as the product of 4.2 basis points and the unpaid principal balance of our total new business purchases for the respective period, with 35% of this amount payable to Treasury’s
Capital Magnet Fund. We recognized $54 million, $101 million and $209 million in “Other expenses, net” in connection with Treasury’s Capital Magnet Fund for the years ended December 31, 2023, 2022 and 2021, respectively. We paid
$101 million and $209 million to Treasury’s Capital Magnet Fund in 2023 and 2022, respectively. In 2024, we expect to pay $54 million to Treasury’s Capital Magnet Fund based on our new business purchases in 2023.
Transactions with FHFA
The GSE Act authorizes FHFA to establish an annual assessment for regulated entities, including Fannie Mae, which is payable on a semi-annual basis (April and October), for FHFA’s costs and expenses, as well as to maintain FHFA’s working capital. We recognized FHFA assessment fees, which are recorded in “Other administrative expenses” in our consolidated statements of operations and comprehensive income, of $159 million, $132 million and $140 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Transactions with CSS and Freddie Mac
We contributed funds to CSS, the company we jointly own with Freddie Mac, of $72 million, $65 million and $76 million for the years ended December 31, 2023, 2022 and 2021, respectively. Net operating losses associated with our investment in CSS are recorded in “Other expenses, net” in our consolidated statements of operations and comprehensive income.
3.  Consolidations and Transfers of Financial Assets
We have interests in various entities that are considered to be VIEs. The primary types of entities are:
•securitization trusts;
•resecuritization trusts;
•housing partnerships that are established to finance the acquisition, construction, development or rehabilitation of affordable multifamily housing; and
•certain credit risk transfer special purpose entities.
These interests may include guarantees to the VIE on behalf of the holders of the securities issued by the VIE and/or investments in the securities issued by VIEs, such as Fannie Mae MBS created pursuant to our securitization transactions. We consolidate the substantial majority of our single-class securitization trusts because our role as guarantor and master servicer provides us with the power to direct activities (primarily the servicing of mortgage loans)
that impact the credit risk to which we are exposed. In contrast, we do not consolidate single-class securitization trusts when other organizations have the power to direct these activities unless we have the unilateral ability to dissolve the trust. We also do not consolidate our resecuritization trusts unless we have the unilateral ability to dissolve the trust. We may include securities issued by Freddie Mac in some of our resecuritization trusts. The mortgage loans that serve as collateral for Freddie Mac-issued securities are not held in trusts that are consolidated by Fannie Mae.
Types of VIEs
Securitization Trusts
We create single-class securitization trusts to issue single-class Fannie Mae MBS that evidence an undivided interest in the mortgage loans held in the trust. Investors in Fannie Mae MBS receive principal and interest payments in proportion to their percentage ownership of the Fannie Mae MBS issued. We guarantee to each single-class securitization trust

Notes to Consolidated Financial Statements | Conservatorship, Senior Preferred Stock Purchase Agreement and Related Matters

Fannie Mae (In conservatorship) 2023 Form 10-K	F-23
that we will supplement amounts received by the securitization trust as required to permit timely payments of principal and interest on the related Fannie Mae MBS. This guaranty exposes us to credit losses on the loans underlying Fannie
Mae MBS.
Single-class securitization trusts are used for lender swap and portfolio securitization transactions. We consolidate single-class securitization trusts that are created under these programs when our role as master servicer provides us with the power to direct activities, such as the servicing of the mortgage loans, that impact the credit risk to which we are exposed. In contrast, we do not consolidate single-class securitization trusts when other organizations have the power to direct these activities (for example, when the mortgage loan collateral is subject to a Federal Housing
Administration guaranty and related Servicing Guide).
Resecuritization Trusts
Fannie Mae single-class resecuritization trusts, which include Fannie Megas® and Supers®, are created by depositing
MBS into a new securitization trust for the purpose of aggregating multiple mortgage-related securities (generally
Fannie Mae MBS, Freddie Mac MBS or combinations of both) into one combined security. Fannie Mae multi-class resecuritization trusts are trusts we create to issue multi-class Fannie Mae structured securities, including real-estate mortgage investment conduits (“REMIC”) and stripped mortgage-backed securities (“SMBS”), in which the cash flows of the underlying mortgage assets are divided, creating several classes of securities, each of which represents a beneficial ownership interest in a separate portion of the cash flows.
We guaranty to each Fannie Mae resecuritization trust that we will supplement amounts received by the trust as required to permit timely principal and interest payments on the related Fannie Mae security. As the underlying collateral may have been previously guaranteed by Fannie Mae, we are only exposed to incremental credit risk when we guaranty the timely payment of principal and interest on underlying securities that were issued by Freddie Mac and were not previously guaranteed by us. We may also be exposed to prepayment risk via our ownership of securities issued by these trusts. Additionally, we earn a fee for assisting the lenders and dealers with the design and issuance of these securities.
We do not have any incremental rights or powers related to resecuritization trusts that would enable us to direct any activities of the underlying trust. As a result, we have concluded that we are not the primary beneficiary of, and therefore do not consolidate, our resecuritization trusts unless we have the unilateral right to dissolve the trust. We have this right when we hold 100% of the beneficial interests issued by the resecuritization trust.
Limited Partnerships
We invest in various limited partnerships that sponsor affordable housing projects utilizing the LIHTC pursuant to
Section 42 of the Internal Revenue Code. The purpose of these investments is to increase the supply of affordable housing in the United States and to serve communities in need. In addition, our investments in LIHTC partnerships generate both tax credits and net operating losses that may reduce our federal income tax liability. Our LIHTC investments primarily represent limited partnership interests in entities that have been organized by a fund manager who acts as the general partner. These LIHTC partnerships seek out equity investments in LIHTC operating partnerships that have been established to identify, develop and operate multifamily housing that is leased to qualifying residential tenants. Fannie Mae does not consolidate these entities because our limited partnership interest does not provide us with a controlling financial interest.
Special Purpose Vehicles Associated with Our Credit Risk Transfer Programs
We transfer mortgage credit risk to investors through both Connecticut Avenue Securities (“CAS”) special purpose vehicles (“SPVs”) and Multifamily Connecticut Avenue Securities (“MCAS”) SPVs. CAS and MCAS SPVs are separate legal entities that issue notes that are fully collateralized by cash deposited into a collateral account held by the respective CAS or MCAS SPV and is invested in short-term highly rated investments. To the extent that collateral held by the CAS or MCAS SPV and the earnings thereon are insufficient relative to the payments due to holders of the CAS or MCAS notes, we may be required to make payments to the CAS or MCAS SPVs. The CAS and MCAS SPV qualify as VIEs. We do not have the power to direct significant activities of the CAS or MCAS SPVs while the CAS and MCAS
SPVs are outstanding, and, therefore, we do not consolidate CAS or MCAS SPVs.

Notes to Consolidated Financial Statements | Consolidations and Transfers of Financial Assets

Fannie Mae (In conservatorship) 2023 Form 10-K	F-24
Unconsolidated VIEs
We do not consolidate VIEs when we are not deemed to be the primary beneficiary. The following table displays the carrying amount and classification of our assets and liabilities that relate to our involvement with unconsolidated securitization and resecuritization trusts.

	As of December 31,
	2023	2022
	(Dollars in millions)
Assets and liabilities recorded in our consolidated balance sheets related to unconsolidated mortgage-backed trusts:
Investments in securities, at fair value	$4,863	$3,353
Other assets	37	40
Other liabilities	(42)	(45)
Net carrying amount	$4,858	$3,348
Our maximum exposure to loss generally represents the greater of our carrying amount related to our involvement with unconsolidated securitization and resecuritization trusts or the unpaid principal balance of the assets covered by our guaranty. Our involvement in unconsolidated resecuritization trusts may give rise to additional exposure to loss depending on the type of resecuritization trust. Fannie Mae resecuritization trusts that are backed entirely by Fannie
Mae MBS are not consolidated and do not give rise to any additional exposure to loss as we already consolidate the underlying collateral. In contrast, Fannie Mae resecuritization trusts that are backed in whole or in part by Freddie Mac securities may increase our exposure to loss to the extent that we are providing a guaranty for the timely payment and interest on the underlying Freddie Mac securities that we have not previously guaranteed. Our maximum exposure to loss for these unconsolidated trusts is measured by the amount of Freddie Mac securities that are held in these resecuritization trusts.
Our maximum exposure to loss related to unconsolidated securitization and resecuritization trusts, which includes but is not limited to our exposure to these Freddie Mac securities, was approximately $223 billion and $240 billion as of
December 31, 2023 and 2022, respectively. The total assets of our unconsolidated securitization and resecuritization trusts were approximately $273 billion and $240 billion as of December 31, 2023 and 2022, respectively.
The maximum exposure to loss for our unconsolidated limited partnerships and similar legal entities, which consist of
LIHTC, community investments and other entities, was $530 million and the related net carrying value was $528 million as of December 31, 2023. As of December 31, 2022, the maximum exposure to loss was $427 million and the related net carrying value was $424 million. The total assets of these limited partnership investments were $5.8 billion and $4.3 billion as of December 31, 2023 and 2022, respectively.
The maximum exposure to loss related to our involvement with unconsolidated SPVs that transfer credit risk represents the unpaid principal balance and accrued interest payable of obligations issued by the CAS and MCAS SPVs. The maximum exposure to loss related to these unconsolidated SPVs was $21.4 billion and $16.9 billion as of December 31,
2023 and 2022, respectively. The total assets related to these unconsolidated SPVs were $21.4 billion and $17.0 billion as of December 31, 2023 and 2022, respectively.
The unpaid principal balance of our multifamily loan portfolio was $461.2 billion as of December 31, 2023. As our lending relationship does not provide us with a controlling financial interest in the borrower entity, we do not consolidate these borrowers regardless of their status as either a VIE or a voting interest entity. We have excluded these entities from our VIE disclosures. However, the disclosures we have provided in “Note 4, Mortgage Loans,” “Note 5, Allowance for Loan Losses” and “Note 7, Financial Guarantees” with respect to this population are consistent with the FASB’s stated objectives for the disclosures related to unconsolidated VIEs.
Transfers of Financial Assets and Portfolio Securitizations
As noted below, we consolidate the substantial majority of our single-class securitization trusts. The assets and liabilities of consolidated trusts created via portfolio securitization transactions are reported in our consolidated balance sheets.
We recognize assets obtained and liabilities incurred in qualifying sales of portfolio securitizations at fair value. We had no proceeds from the initial sale of securities from portfolio securitizations for the years ended December 31, 2023,
2022 or 2021.
We issue single-class Fannie Mae MBS through portfolio securitization transactions by transferring pools of mortgage loans or mortgage-related securities to one or more trusts or special purpose entities. For the years ended December
31, 2023, 2022 and 2021, the unpaid principal balance of portfolio securitizations was $131.6 billion, $270.5 billion and
$682.9 billion, respectively. The substantial majority of these portfolio securitization transactions generally do not qualify

Notes to Consolidated Financial Statements | Consolidations and Transfers of Financial Assets

Fannie Mae (In conservatorship) 2023 Form 10-K	F-25
for sale treatment. Portfolio securitization trusts that do qualify for sale treatment primarily consist of loans that are guaranteed or insured, in whole or in part, by the U.S. government as such transactions are not consolidated by Fannie
Mae.
We retain interests from the transfer and sale of mortgage-related securities to unconsolidated single-class portfolio securitization trusts and unconsolidated single class and multi-class portfolio resecuritization trusts. As of December 31,
2023, the unpaid principal balance of retained interests was $821 million and its related fair value was $1.3 billion. The unpaid principal balance of retained interests was $910 million and its related fair value was $1.4 billion as of December
31, 2022. For the years ended December 31, 2023, 2022 and 2021, the principal, interest and other fees received on retained interests was $282 million, $397 million and $558 million, respectively.
4.  Mortgage Loans
We own single-family mortgage loans, which are secured by four or fewer residential dwelling units, and multifamily mortgage loans, which are secured by five or more residential dwelling units. We classify these loans as either HFI or
HFS. Unless otherwise noted, within “Note 4, Mortgage Loans,” we report the amortized cost of HFI loans for which we have not elected the fair value option at the unpaid principal balance, net of unamortized premiums and discounts, hedge-related basis adjustments, other cost basis adjustments, and accrued interest receivable. Within our consolidated balance sheets, we present accrued interest receivable, net separately from the amortized cost of our loans held for investment. We report the carrying value of HFS loans at the lower of cost or fair value and record valuation changes in
“Investment gains (losses), net” in our consolidated statements of operations and comprehensive income.
Within our single-family mortgage loan disclosures below, we display loans by class of financing receivable type.
Financing receivable classes used for disclosure consist of: “20- and 30-year or more, amortizing fixed-rate,” “15-year or less, amortizing fixed-rate,” “Adjustable-rate,” and “Other.” The “Other” class primarily consists of reverse mortgage loans, interest-only loans, negative-amortizing loans and second liens.
The following table displays the carrying value of our mortgage loans and allowance for loan losses.

	As of December 31,
	2023	2022
	(Dollars in millions)
Single-family	$3,641,385	$3,644,158
Multifamily	461,247	431,440
Total unpaid principal balance of mortgage loans	4,102,632	4,075,598
Cost basis and fair value adjustments, net	41,729	50,185
Allowance for loan losses for HFI loans	(8,730)	(11,347)
Total mortgage loans(1)	$4,135,631	$4,114,436
(1)Excludes $10.4 billion and $9.5 billion of accrued interest receivable, net of allowance as of December 31, 2023 and 2022.

Notes to Consolidated Financial Statements | Consolidations and Transfers of Financial Assets

Fannie Mae (In conservatorship) 2023 Form 10-K	F-26
The following table displays information about our purchase of HFI loans, redesignation of loans and the sales of mortgage loans during the period.

	For the Year Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Purchase of HFI loans:
Single-family unpaid principal balance	$315,990	$614,836	$1,354,705
Multifamily unpaid principal balance	52,829	69,206	69,185

Single family loans redesignated from HFI to HFS:
Amortized cost	$3,334	$7,825	$16,606
Lower of cost or fair value adjustment at time of redesignation(1)	(658)	(679)	(372)
Allowance reversed at time of redesignation	42	373	1,605

Single family loans redesignated from HFS to HFI:
Amortized cost	$372	$2,004	$5

Single-family loans sold:
Unpaid principal balance	$2,573	$8,069	$16,977
Realized gains, net	10	126	1,624
(1)Consists of the write-off against the allowance at the time of redesignation.
The amortized cost of single-family mortgage loans for which formal foreclosure proceedings were in process was $4.6 billion as of December 31, 2023 and 2022. As a result of our various loss mitigation and foreclosure prevention efforts, we expect that a portion of the loans in the process of formal foreclosure proceedings will not ultimately foreclose.

Notes to Consolidated Financial Statements | Mortgage Loans

Fannie Mae (In conservatorship) 2023 Form 10-K	F-27
Aging Analysis
The following tables display an aging analysis of the total amortized cost of our HFI mortgage loans by portfolio segment and class of financing receivable, excluding loans for which we have elected the fair value option.

	As of December 31, 2023
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(1)	Total Delinquent	Current	Total	Loans 90 Days or More Delinquent and Accruing Interest	Nonaccrual Loans with No Allowance
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$33,119	$8,093	$18,659	$59,871	$3,148,171	$3,208,042	$1,371	$3,457
15-year or less, amortizing fixed-rate	1,846	319	650	2,815	425,598	428,413	74	176
Adjustable-rate	184	42	100	326	26,032	26,358	11	21
Other(2)	586	171	562	1,319	23,772	25,091	148	228
Total single-family	35,735	8,625	19,971	64,331	3,623,573	3,687,904	1,604	3,882
Multifamily(3)	449	N/A	1,699	2,148	459,206	461,354	171	594
Total	$36,184	$8,625	$21,670	$66,479	$4,082,779	$4,149,258	$1,775	$4,476

	As of December 31, 2022
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(1)	Total Delinquent	Current	Total	Loans 90 Days or More Delinquent and Accruing Interest	Nonaccrual Loans with No Allowance
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$27,891	$6,774	$19,990	$54,655	$3,092,199	$3,146,854	$13,257	$3,254
15-year or less, amortizing fixed-rate	1,902	314	800	3,016	488,452	491,468	666	82
Adjustable-rate	176	38	127	341	26,767	27,108	90	24
Other(2)	660	179	898	1,737	30,362	32,099	424	324
Total single-family	30,629	7,305	21,815	59,749	3,637,780	3,697,529	14,437	3,684
Multifamily(3)	173	N/A	955	1,128	431,094	432,222	11	13
Total	$30,802	$7,305	$22,770	$60,877	$4,068,874	$4,129,751	$14,448	$3,697
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
Credit Quality Indicators and Write-offs by Year of Origination
The estimated mark-to-market LTV ratio is a primary factor we consider when estimating our allowance for loan losses for single-family loans. As LTV ratios increase, the borrower’s equity in the home decreases, which may negatively

Notes to Consolidated Financial Statements | Mortgage Loans

Fannie Mae (In conservatorship) 2023 Form 10-K	F-28
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
the tables below include current year write-offs of our single-family HFI mortgage loans by class of financing receivable and year of origination, excluding loans for which we have elected the fair value option.

	Credit Quality Indicators as of December 31, 2023 and Write-offs for the year ended December 31, 2023, by Year of Origination(1)
	2023	2022	2021	2020	2019	Prior	Total
	(Dollars in millions)
Estimated mark-to-market LTV ratio:(2)
20- and 30-year or more, amortizing fixed-rate:
Less than or equal to 80%	$148,641	$314,384	$889,434	$767,596	$136,654	$648,964	$2,905,673
Greater than 80% and less than or equal to 90%	57,686	95,509	38,790	3,424	804	1,082	197,295
Greater than 90% and less than or equal to 100%	61,658	35,602	4,002	363	71	189	101,885
Greater than 100%	1,000	1,764	189	47	17	172	3,189
Total 20- and 30-year or more, amortizing fixed-rate	268,985	447,259	932,415	771,430	137,546	650,407	3,208,042
Current-year 20- and 30-year or more, amortizing fixed-rate write-offs	$2	$35	$53	$45	$108	$560	$803
15-year or less, amortizing fixed-rate:
Less than or equal to 80%	7,110	35,224	165,294	117,795	17,162	84,222	426,807
Greater than 80% and less than or equal to 90%	581	647	52	2	—	1	1,283
Greater than 90% and less than or equal to 100%	259	58	1	—	—	1	319
Greater than 100%	1	2	—	—	—	1	4
Total 15-year or less, amortizing fixed-rate	7,951	35,931	165,347	117,797	17,162	84,225	428,413
Current-year 15-year or less, amortizing fixed-rate write-offs	—	—	1	1	1	5	8
Adjustable-rate:
Less than or equal to 80%	1,566	4,452	5,945	1,654	710	9,716	24,043
Greater than 80% and less than or equal to 90%	499	1,030	90	6	2	3	1,630
Greater than 90% and less than or equal to 100%	299	330	11	—	—	1	641
Greater than 100%	14	29	1	—	—	—	44
Total adjustable-rate	2,378	5,841	6,047	1,660	712	9,720	26,358
Current-year adjustable-rate write-offs	—	1	—	—	—	2	3
Other:
Less than or equal to 80%	—	—	—	—	27	19,418	19,445
Greater than 80% and less than or equal to 90%	—	—	—	—	—	81	81
Greater than 90% and less than or equal to 100%	—	—	—	—	—	39	39
Greater than 100%	—	—	—	—	—	35	35
Total other	—	—	—	—	27	19,573	19,600
Current-year other write-offs	—	—	—	—	—	52	52
Total for all classes by LTV ratio:(2)
Less than or equal to 80%	$157,317	$354,060	$1,060,673	$887,045	$154,553	$762,320	$3,375,968
Greater than 80% and less than or equal to 90%	58,766	97,186	38,932	3,432	806	1,167	200,289
Greater than 90% and less than or equal to 100%	62,216	35,990	4,014	363	71	230	102,884
Greater than 100%	1,015	1,795	190	47	17	208	3,272
Total	$279,314	$489,031	$1,103,809	$890,887	$155,447	$763,925	$3,682,413
Total current-year write-offs	$2	$36	$54	$46	$109	$619	$866

Notes to Consolidated Financial Statements | Mortgage Loans

Fannie Mae (In conservatorship) 2023 Form 10-K	F-29

	Credit Quality Indicators of December 31, 2022, by Year of Origination(1)
	2022	2021	2020	2019	2018	Prior	Total
	(Dollars in millions)
Estimated mark-to-market LTV ratio:(2)
20- and 30-year or more, amortizing fixed-rate:
Less than or equal to 80%	$281,257	$896,977	$820,452	$149,067	$70,306	$651,297	$2,869,356
Greater than 80% and less than or equal to 90%	84,864	86,335	5,904	1,152	618	1,062	179,935
Greater than 90% and less than or equal to 100%	84,664	9,284	1,333	217	77	224	95,799
Greater than 100%	1,230	208	56	18	12	240	1,764
Total 20- and 30-year or more, amortizing fixed-rate	452,015	992,804	827,745	150,454	71,013	652,823	3,146,854
15-year or less, amortizing fixed-rate:
Less than or equal to 80%	37,830	185,511	134,336	20,239	7,324	103,841	489,081
Greater than 80% and less than or equal to 90%	1,363	410	33	3	—	2	1,811
Greater than 90% and less than or equal to 100%	552	16	1	—	—	1	570
Greater than 100%	3	1	—	—	—	2	6
Total 15-year or less, amortizing fixed-rate	39,748	185,938	134,370	20,242	7,324	103,846	491,468
Adjustable-rate:
Less than or equal to 80%	3,971	6,383	1,865	821	906	11,226	25,172
Greater than 80% and less than or equal to 90%	1,013	236	12	3	1	3	1,268
Greater than 90% and less than or equal to 100%	645	21	—	—	1	—	667
Greater than 100%	1	—	—	—	—	—	1
Total adjustable-rate	5,630	6,640	1,877	824	908	11,229	27,108
Other:
Less than or equal to 80%	—	—	—	29	222	22,103	22,354
Greater than 80% and less than or equal to 90%	—	—	—	—	1	129	130
Greater than 90% and less than or equal to 100%	—	—	—	—	1	56	57
Greater than 100%	—	—	—	—	—	57	57
Total other	—	—	—	29	224	22,345	22,598
Total	$497,393	$1,185,382	$963,992	$171,549	$79,469	$790,243	$3,688,028

Total for all classes by LTV ratio:(2)
Less than or equal to 80%	$323,058	$1,088,871	$956,653	$170,156	$78,758	$788,467	$3,405,963
Greater than 80% and less than or equal to 90%	87,240	86,981	5,949	1,158	620	1,196	183,144
Greater than 90% and less than or equal to 100%	85,861	9,321	1,334	217	79	281	97,093
Greater than 100%	1,234	209	56	18	12	299	1,828
Total	$497,393	$1,185,382	$963,992	$171,549	$79,469	$790,243	$3,688,028
(1)Excludes $5.5 billion and $9.5 billion as of December 31, 2023 and 2022, respectively, of mortgage loans guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies, which represents primarily reverse mortgages for which we do not calculate an estimated mark-to-market LTV ratio. For the year ended December 31, 2023, it also excludes $7 million in write-offs, of mortgage loans guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies. Year of loan origination may not be the same as the period in which we subsequently acquired the loan.
(2)The aggregate estimated mark-to-market LTV ratio is based on the unpaid principal balance of the loan divided by the estimated current value of the property as of the end of each reported period, which we calculate using an internal valuation model that estimates periodic changes in home value.

Notes to Consolidated Financial Statements | Mortgage Loans

Fannie Mae (In conservatorship) 2023 Form 10-K	F-30
The following tables display the total amortized cost of our multifamily HFI loans by year of origination and credit-risk rating, excluding loans for which we have elected the fair value option. Property rental income and property valuations are key inputs to our internally assigned credit risk ratings. For the periods beginning January 1, 2023, the tables below include current year write-offs of our multifamily HFI mortgage loans by year of origination, excluding loans for which we have elected the fair value option.

	Credit Quality Indicators as of December 31, 2023 and Write-offs for the year ended December 31, 2023, by Year of Origination(1)
	2023	2022	2021	2020	2019	Prior	Total
	(Dollars in millions)
Internally assigned credit risk rating:
Pass(2)	$49,944	$51,380	$60,563	$72,791	$56,901	$136,860	$428,439
Special mention(3)	4	11	181	32	46	130	404
Substandard(4)	521	9,517	3,654	2,703	3,893	12,188	32,476
Doubtful(5)	25	—	—	—	10	—	35
Total	$50,494	$60,908	$64,398	$75,526	$60,850	$149,178	$461,354
Current-year write-offs	$—	$3	$4	$6	$23	$365	$401

	Credit Quality Indicators as of December 31, 2022, by Year of Origination(1)
	2022	2021	2020	2019	2018	Prior	Total
	(Dollars in millions)
Internally assigned credit risk rating:
Pass(2)	$57,976	$64,165	$75,468	$59,507	$48,720	$103,772	$409,608
Special mention(3)	11	41	128	55	54	306	595
Substandard(4)	1,415	1,580	1,388	2,816	2,488	12,324	22,011
Doubtful(5)	—	—	—	—	8	—	8
Total	$59,402	$65,786	$76,984	$62,378	$51,270	$116,402	$432,222
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
(2)A loan categorized as “Pass” is current or adequately protected by the current financial strength and debt service capability of the borrower.
(3)“Special mention” refers to loans that are otherwise performing but have potential weaknesses that, if left uncorrected, may result in deterioration in the borrower’s ability to repay in full.
(4)Loans classified as “Substandard” have a well-defined weakness that jeopardizes the timely full repayment. We had loans in our seniors housing portfolio with an amortized cost of $6.9 billion and $9.2 billion as of December 31, 2023 and 2022, respectively, classified as substandard.
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
Policies” for additional information on our accounting policies for single-family and multifamily loans that have been restructured.

Notes to Consolidated Financial Statements | Mortgage Loans

Fannie Mae (In conservatorship) 2023 Form 10-K	F-31
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
Multifamily Loan Restructurings
For multifamily borrowers, loan restructurings include short-term forbearance plans and loan modification programs, which primarily result in term extensions of up to one year with no change to the loan’s interest rate. In certain cases, we may make more significant modifications of terms for borrowers experiencing financial difficulty, such as reducing the interest rate, converting to interest-only payments, extending the maturity for longer than one year, providing principal forbearance, or some combination of these terms. In some instances when a loan is restructured, we may require additional collateral, which may take the form of a guaranty from another entity, to further mitigate the risk of nonperformance.

Notes to Consolidated Financial Statements | Mortgage Loans

Fannie Mae (In conservatorship) 2023 Form 10-K	F-32
Restructurings for Borrowers Experiencing Financial Difficulty
The following tables display the amortized cost of HFI mortgage loans that were restructured, presented by portfolio segment and class of financing receivable.

	For the Year Ended December 31, 2023
	Payment Delay (Only)
	Forbearance Plan	Payment Deferral	Trial Modification and Repayment Plans	Payment Delay and Term Extension(1)	Payment Delay, Term Extension, Interest Rate Reduction, and Other(1)	Total	Percentage of Total by Financing Class(2)
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$10,935	$10,653	$7,146	$6,728	$380	$35,842	1%
15-year or less, amortizing fixed- rate	472	421	273	2	1	1,169	*
Adjustable-rate	65	36	27	—	9	137	1
Other	120	136	142	115	74	587	2
Total single-family	11,592	11,246	7,588	6,845	464	37,735	1
Multifamily	562	—	—	—	992	1,554	*
Total(3)	$12,154	$11,246	$7,588	$6,845	$1,456	$39,289	1%

	For the Year Ended December 31, 2022
	Payment Delay (Only)
	Forbearance Plan	Payment Deferral	Trial Modification and Repayment Plans	Payment Delay and Term Extension(1)	Payment Delay, Term Extension and Interest Rate Reduction(1)	Total	Percentage of Total by Financing Class(2)
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$15,697	$16,875	$5,287	$4,109	$11,342	$53,310	2%
15-year or less, amortizing fixed-rate	794	875	233	3	2	1,907	*
Adjustable-rate	90	76	36	—	39	241	1
Other	296	369	181	121	450	1,417	4
Total single-family	16,877	18,195	5,737	4,233	11,833	56,875	2
Multifamily	283	—	—	—	40	323	*
Total(3)	$17,160	$18,195	$5,737	$4,233	$11,873	$57,198	1%
*Represents less than 0.5% of total by financing class.
(1)Represents loans that received a contractual modification.
(2)Based on the amortized cost basis as of period end, divided by the period end amortized cost basis of the corresponding class of financing receivable.
(3)Excludes $1.8 billion and $4.0 billion for the year ended December 31, 2023 and December 31, 2022, respectively, for loans that received a loss mitigation activity during the period that paid off, repurchased or sold prior to period end. Also excludes loans that liquidated either through foreclosure, deed-in-lieu of foreclosure, or a short sale. Loans may move from one category to another, as a result of the restructuring(s) they received during the period.

Notes to Consolidated Financial Statements | Mortgage Loans

Fannie Mae (In conservatorship) 2023 Form 10-K	F-33
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
The following table summarizes the financial impacts of loan modifications and payment deferrals made to single-family
HFI loans presented by class of financing receivable. We discuss the qualitative impacts of forbearance plans, repayment plans, and trial modifications earlier in this footnote. As a result, those loss mitigation options are excluded from the table below.

	For the Year Ended December 31,
	2023			2022
	Weighted- Average Interest Rate Reduction	Weighted- Average Term Extension (in Months)	Average Amount Capitalized as a Result of a Payment Delay(1)	Weighted- Average Interest Rate Reduction	Weighted- Average Term Extension (in Months)	Average Amount Capitalized as a Result of a Payment Delay(1)
Loan by class of financing receivable:(2)
20- and 30-year or more, amortizing fixed-rate	1.06%	171	$16,186	1.42%	179	$22,248
15-year or less, amortizing fixed-rate	1.62	72	14,236	2.54	55	19,276
Adjustable-rate	1.62	—	14,608	0.70	—	22,153
Other	1.36	189	20,910	1.80	187	22,773
(1)Represents the average amount of delinquency-related amounts that were capitalized as part of the loan balance. Amounts are in whole dollars.
(2)Excludes the financial effects of modifications for loans that were paid off or otherwise liquidated as of period end.
The following table displays the amortized cost of HFI loans that defaulted during the period and had received a completed modification or payment deferral in the twelve months prior to the payment default. The substantial majority of loans that received a completed modification or a payment deferral during the fourth quarter of 2023 did not default during the period. For purposes of this disclosure, we define loans that had a payment default as single-family loans with completed modifications that are two or more months delinquent during the period; or multifamily loans with completed modifications that are one or more months delinquent during the period. For loans that receive a forbearance plan, repayment plan or trial modification, these loss mitigation options generally remain in default until the loan is no longer delinquent as a result of the payment of all past-due amounts or as a result of a loan modification or payment deferral. Therefore, forbearance plans, repayment plans and trial modifications are not included in default tables below.

	For the Year Ended December 31, 2023
	Payment Delay as a Result of a Payment Deferral (Only)	Payment Delay and Term Extension	Payment Delay, Term Extension, Interest Rate Reduction, and Other	Total
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$1,933	$1,078	$233	$3,244
15-year or less, amortizing fixed-rate	57	—	1	58
Adjustable-rate	5	—	2	7
Other	23	22	19	64
Total single-family	2,018	1,100	255	3,373
Multifamily	—	—	—	—
Total loans that subsequently defaulted(1)	$2,018	$1,100	$255	$3,373
(1)Represents amortized cost as of period end. Excludes loans that liquidated either through foreclosure, deed-in-lieu of foreclosure, or a short sale.

Notes to Consolidated Financial Statements | Mortgage Loans

Fannie Mae (In conservatorship) 2023 Form 10-K	F-34
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
(1)Represents amortized cost as of period end. Excludes loans that liquidated either through foreclosure, deed-in-lieu of foreclosure, or a short sale.
The following tables display an aging analysis of HFI mortgage loans that were restructured during the twelve months prior to December 31, 2023 and December 31, 2022, respectively, presented by portfolio segment and class of financing receivable.

	As of December 31, 2023(1)
	30-59 Days Delinquent	60-89 Days Delinquent(2)	Seriously Delinquent	Total Delinquent	Current	Total
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$3,520	$2,323	$11,955	$17,798	$13,598	$31,396
15-year or less, amortizing fixed-rate	111	76	409	596	473	1,069
Adjustable-rate	11	9	56	76	50	126
Other	61	39	165	265	252	517
Total single-family loans modified	3,703	2,447	12,585	18,735	14,373	33,108
Multifamily	—	N/A	557	557	998	1,555
Total loans restructured(3)	$3,703	$2,447	$13,142	$19,292	$15,371	$34,663

Notes to Consolidated Financial Statements | Mortgage Loans

Fannie Mae (In conservatorship) 2023 Form 10-K	F-35

	As of December 31, 2022(1)
	30-59 Days Delinquent	60-89 Days Delinquent(2)	Seriously Delinquent	Total Delinquent	Current	Total
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$4,113	$2,785	$13,995	$20,893	$27,379	$48,272
15-year or less, amortizing fixed-rate	147	114	552	813	962	1,775
Adjustable-rate	15	14	79	108	117	225
Other	113	67	365	545	755	1,300
Total single-family loans modified	4,388	2,980	14,991	22,359	29,213	51,572
Multifamily	3	N/A	265	268	55	323
Total loans restructured(3)	$4,391	$2,980	$15,256	$22,627	$29,268	$51,895
(1)As of December, 31 2023, the substantial majority of loans that received a completed modification or a payment deferral during the fourth quarter of 2023 were not delinquent as of December 31, 2023. As of December 31, 2022, the substantial majority of loans that received a completed modification or a payment deferral during the fourth quarter of 2022 were not delinquent as of December 31, 2022.
(2)Multifamily loans 60-89 days delinquent are included in the seriously delinquent column.
(3)Represents the amortized cost basis as of period end.
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
The substantial majority of the loan modifications accounted for as TDRs resulted from a payment delay, term extension, interest rate reduction or a combination thereof. The average term extension of a single-family modified loan was 145 months for the year ended December 31, 2021. The average interest rate reduction was 0.57 percentage points for the year ended December 31, 2021.
The following table displays the number of loans and amortized cost of loans classified as a TDR during the period.

	For the Year Ended December 31, 2021
	Number of Loans	Amortized Cost
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed rate	10,815	$1,717
15-year or less, amortizing fixed rate	1,165	93
Adjustable-rate	116	17
Other	524	56
Total single-family	12,620	1,883
Multifamily	—	—
Total TDRs	12,620	$1,883
For loans that defaulted in the period presented and that were classified as a TDR in the twelve months prior to the default, the following table displays the number of loans and the amortized cost of these loans at the time of payment

Notes to Consolidated Financial Statements | Mortgage Loans

Fannie Mae (In conservatorship) 2023 Form 10-K	F-36
default. For purposes of this disclosure, we define loans that had a payment default as: single-family and multifamily loans with completed modifications that liquidated during the period, either through foreclosure, deed-in-lieu of foreclosure, or a short sale; single-family loans with completed modifications that are two or more months delinquent during the period; or multifamily loans with completed modifications that are one or more months delinquent during the period.

	For the Year Ended December 31, 2021
	Number of Loans	Amortized Cost
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed rate	7,799	$1,302
15-year or less, amortizing fixed rate	489	37
Adjustable-rate	33	5
Other	922	166
Total single-family	9,243	1,510
Multifamily	—	—
Total TDRs that subsequently defaulted	9,243	$1,510
Nonaccrual Loans
The table below displays the accrued interest receivable written off through the reversal of interest income for nonaccrual loans. See “Note 1, Summary of Significant Accounting Policies” for more information about our policy for nonaccrual loans including information about our COVID-19-related nonaccrual policy.

	For the Year Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Accrued interest receivable written off through the reversal of interest income:
Single-family	$325	$61	$163
Multifamily	49	1	1
The table below includes the amortized cost of and interest income recognized on our HFI single-family and multifamily loans on nonaccrual status by class, excluding loans for which we have elected the fair value option.

	As of December 31,				For the Year Ended December 31,
	2023	2022	2021	2020	2023	2022	2021
	Amortized Cost(1)				Total Interest Income Recognized(2)
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$21,971	$9,447	$17,599	$22,907	$379	$207	$292
15-year or less, amortizing fixed- rate	727	200	430	853	9	4	6
Adjustable-rate	109	53	107	270	2	1	1
Other	508	617	1,101	2,475	10	11	15
Total single-family	23,315	10,317	19,237	26,505	400	223	314
Multifamily	1,890	2,200	1,259	2,069	41	75	14
Total nonaccrual loans	$25,205	$12,517	$20,496	$28,574	$441	$298	$328
(1)Amortized cost is presented net of any write-offs, which are recognized when a loan balance is deemed uncollectible.

Notes to Consolidated Financial Statements | Mortgage Loans

Fannie Mae (In conservatorship) 2023 Form 10-K	F-37
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
Non-Cash Activities Related to Mortgage Loans
The table below displays non-cash activities related to mortgage loans.

	For the Year Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Non-cash activities related to mortgage loans:
Mortgage loans acquired by assuming debt	$140,162	$246,883	$398,026
Net transfers from mortgage loans of Fannie Mae to mortgage loans of consolidated trusts	117,885	265,066	663,849
Mortgage loans received by consolidated trusts to satisfy advances to lenders	103,141	185,203	384,700
Transfers from mortgage loans to acquired property	4,160	2,344	3,000
Subsequent to the issuance of our 2022 consolidated financial statements, we identified an error in the disclosure of non-cash activities of mortgage loans acquired by assuming debt, presented as supplemental information to the consolidated statement of cash flows for the year ended December 31, 2022. We concluded that $61,678 million of non-
cash activities was excluded from the previously reported amount of $185,205 million in the disclosure. Therefore, we restated the disclosure to $246,883 million for the year ended December 31, 2022. We concluded this correction was immaterial to our consolidated financial statements for the year ended December 31, 2022.
5.  Allowance for Loan Losses
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
at the point of foreclosure, completion of a short sale, upon the redesignation of nonperforming and reperforming loans from HFI to HFS or when a loan is determined to be uncollectible.

Notes to Consolidated Financial Statements | Mortgage Loans

Fannie Mae (In conservatorship) 2023 Form 10-K	F-38
The following table displays changes in our allowance for single-family loans, multifamily loans and total allowance for loan losses. The benefit or provision for loan losses excludes provision for accrued interest receivable losses, guaranty loss reserves and credit losses on AFS debt securities. Cumulatively, these amounts are recognized as “Benefit
(provision) for credit losses” in our consolidated statements of operations and comprehensive income.

	For the Year Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Single-family allowance for loan losses:
Beginning balance	$(9,443)	$(4,950)	$(9,344)
Benefit (provision) for loan losses	2,079	(5,061)	4,503
Write-offs	873	883	417
Recoveries	(203)	(276)	(419)
Other	23	(39)	(107)
Ending balance	$(6,671)	$(9,443)	$(4,950)
Multifamily allowance for loan losses:
Beginning balance	$(1,904)	$(679)	$(1,208)
Benefit (provision) for loan losses	(497)	(1,245)	519
Write-offs	401	43	59
Recoveries	(59)	(23)	(49)
Ending balance	$(2,059)	$(1,904)	$(679)
Total allowance for loan losses:
Beginning balance	$(11,347)	$(5,629)	$(10,552)
Benefit (provision) for loan losses	1,582	(6,306)	5,022
Write-offs	1,274	926	476
Recoveries	(262)	(299)	(468)
Other	23	(39)	(107)
Ending balance	$(8,730)	$(11,347)	$(5,629)
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
Our single-family benefit for loan losses for 2023 was primarily driven by a benefit from actual and forecasted home price growth, partially offset by a provision from changes in loan activity and a provision relating to the redesignation of loans from HFI to HFS, as described below:
•Benefit from actual and forecasted home price growth. During 2023, we observed stronger than expected actual and forecasted home price appreciation. Higher home prices decrease the likelihood that loans will default and reduce the amount of losses on loans that do default, which impacts our estimate of losses and ultimately reduces our loss reserves and provision for loan losses.
•Provision from changes in loan activity, which includes provision on newly acquired loans. This was primarily driven by the credit risk profile of our 2023 single-family acquisitions, which had a higher proportion of purchase loans compared with our 2022 single-family acquisitions. Purchase loans generally have higher origination LTV ratios than refinance loans. This factor drove a higher estimated risk of default and loss severity in the allowance and therefore a higher credit loss provision for those loans at the time of acquisition.
•Provision from redesignation of loans from HFI to HFS. In 2023 we redesignated certain nonperforming and reperforming single-family loans from HFI to HFS, as we no longer intended to hold them for the foreseeable future or to maturity. Upon redesignation, these loans had an amortized cost of $3.3 billion with a related allowance of $42 million. Since interest rates on the loans were below current market interest rates, their

Notes to Consolidated Financial Statements | Allowance for Loan Losses

Fannie Mae (In conservatorship) 2023 Form 10-K	F-39
carrying value exceeded their fair value at the time of redesignation, which resulted in a write-off against the allowance of $658 million, with a net impact of $616 million in additional provision for loan losses.
The primary factors that contributed to our single-family provision for loan losses for 2022 were:
•Net provision from actual and forecasted home prices. Provision from home price changes was primarily driven by our home price forecast, which estimated home price declines in 2023 and 2024. Lower forecasted home prices increase the likelihood that loans will default and increase the amount of credit loss on loans that do default, which increased our estimate of loss reserves and provision for loan losses.
•Provision from changes in loan activity, which includes provision on newly acquired loans. The portion of our single-family acquisitions consisting of purchase loans increased in 2022 compared with 2021. In addition, in
2022, our loan loss provision also increased as our more negative home price forecast increased our estimate of losses on newly acquired loans.
•Provision from higher actual and projected interest rates. As mortgage rates increased, we expected a decrease in future prepayments on single-family loans, including modified loans accounted for as TDRs. Lower expected prepayments extended the expected lives of these loans resulting in an increase in expected losses.
For TDR loans, longer expected lives also increase the expected impairment relating to economic concessions provided on them, resulting in a provision for loan losses.
The increase in single-family write-offs in 2022 compared with 2021 was primarily driven by higher lower-of-cost-or-
market adjustments at the time of loan redesignation due to price declines on our HFS loans as interest rates rose during the year. In addition, we had higher write-offs on single-family loans that went into foreclosure in 2022.
The primary factors that contributed to our multifamily provision for loan losses in 2023 were:
•Provision from changes in loan activity. This was primarily driven by new acquisitions resulting in book growth, as well as increased delinquencies and declining DSCRs on the multifamily guaranty book, particularly in instances where the DSCR declined to at or below a 1.0x coverage ratio.
•Provision from actual and projected economic data. Multifamily property values decreased throughout 2023, which resulted in higher estimated LTV ratios on the loans in our multifamily guaranty book of business, resulting in a provision for loan losses.
Our seniors housing loans were not a driver of our multifamily provision for loan losses in 2023, as our estimate of losses related to these loans has decreased slightly since year-end 2022 as a result of loss mitigation activities performed on this portfolio in 2023 and some recovery in property financials. However, our allowance for seniors housing loans remained elevated as of December 31, 2023. These properties continue to be stressed from the effects of the COVID-19 pandemic and ongoing economic trends and have not recovered to pre-pandemic levels.
Multifamily write-offs for 2023 were primarily due to the write-off of a specific seniors housing portfolio in 2023. The seniors housing loans in our guaranty book of business are still recovering from being disproportionately affected by the
COVID-19 pandemic and ongoing economic trends, as well as other factors.
The primary factors that contributed to our multifamily provision for loan losses in 2022 were:
•Provision relating to our multifamily seniors housing portfolio. As of December 31, 2022, our estimate of credit losses reflected an increased probability of default and greater expected severity of loss on our seniors housing portfolio. As of December 31, 2022, nearly all of the seniors housing loans in our guaranty book of business were current on their payments. However, our seniors housing portfolio was disproportionately impacted by market conditions, which resulted in higher expected losses on this portfolio.
Seniors housing was negatively impacted by elevated vacancy rates and higher operating costs, which were exacerbated by inflation pressures. This reduced the net operating income on many seniors housing properties, which in turn led to lower estimated property values. These factors, combined with increased costs associated with adjustable-rate mortgages due to a sharp rise in short-term interest rates during the latter half of 2022, put additional stress on our seniors housing portfolio and increased our estimate of credit losses on these loans. As of December 31, 2022, our seniors housing portfolio had an unpaid principal balance of $16.6 billion, of which
39% were adjustable-rate mortgages.
•Provision for higher actual and projected interest rates. Rising interest rates may reduce the ability of multifamily borrowers to refinance their loans, which often have balloon balances at maturity, increasing our provision for loan losses. Additionally, rising interest rates increase the chance that multifamily borrowers with adjustable-rate mortgages may default due to higher payments if the property net operating income is not increasing at a similar pace.

Notes to Consolidated Financial Statements | Allowance for Loan Losses

Fannie Mae (In conservatorship) 2023 Form 10-K	F-40
6.  Investments in Securities
Trading Securities
Trading securities are recorded at fair value with subsequent changes in fair value recorded as “Fair value gains, net” in our consolidated statements of operations and comprehensive income. The following table displays our investments in trading securities.

	As of December 31,
	2023	2022
	(Dollars in millions)
Mortgage-related securities (includes $364 million and $427 million, respectively, related to consolidated trusts)	$4,770	$3,211
Non-mortgage-related securities (includes $5.7 billion and $3.9 billion, respectively, pledged as collateral)(1)	47,782	46,918
Total trading securities	$52,552	$50,129
(1)Primarily includes U.S. Treasury securities.
The following table displays information about our net trading gains (losses).

	For the Year Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Net trading gains (losses)	$1,006	$(3,504)	$(1,060)
Net trading gains (losses) recognized in the period related to securities still held at period end	1,041	(2,865)	(997)
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
The following tables display the amortized cost, allowance for credit losses, gross unrealized gains and losses in accumulated other comprehensive income (loss) (“AOCI”), and fair value by major security type for AFS securities.

	As of December 31, 2023
	Total Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains in AOCI	Gross Unrealized Losses in AOCI	Total Fair Value
	(Dollars in millions)
Agency securities	$405	$—	$1	$(29)	$377
Other mortgage-related securities	179	(2)	10	—	187
Total	$584	$(2)	$11	$(29)	$564

	As of December 31, 2022
	Total Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains in AOCI	Gross Unrealized Losses in AOCI	Total Fair Value
	(Dollars in millions)
Agency securities	$445	$—	$3	$(22)	$426
Other mortgage-related securities	269	(3)	5	(1)	270
Total	$714	$(3)	$8	$(23)	$696

Notes to Consolidated Financial Statements | Investments in Securities

Fannie Mae (In conservatorship) 2023 Form 10-K	F-41
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
securities.
The following table displays additional information regarding gross unrealized losses and fair value by major security type for AFS securities in an unrealized loss position, excluding allowance for credit losses.

	As of December 31,
	2023				2022
	Less Than 12 Consecutive Months		12 Consecutive Months or Longer		Less Than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses in AOCI	Fair Value	Gross Unrealized Losses in AOCI	Fair Value	Gross Unrealized Losses in AOCI	Fair Value	Gross Unrealized Losses in AOCI	Fair Value
	(Dollars in millions)
Agency securities	$(3)	$66	$(26)	$238	$(12)	$161	$(10)	$159
Other mortgage-related securities	—	—	—	—	(1)	8	—	—
Total	$(3)	$66	$(26)	$238	$(13)	$169	$(10)	$159
There were no sales of AFS securities during the years ended December 31, 2023 or 2022. For the year ended
December 31, 2021, we had $582 million in proceeds from sales of AFS securities that resulted in $59 million in gross realized gains.
We held no securities classified as held-to-maturity as of December 31, 2023 or 2022.
7.  Financial Guarantees
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
securities backing unconsolidated Fannie Mae-issued structured securities of $215.6 billion and $234.0 billion as of
December 31, 2023 and 2022, respectively.

Notes to Consolidated Financial Statements | Investments in Securities

Fannie Mae (In conservatorship) 2023 Form 10-K	F-42
The following table displays our off-balance sheet maximum exposure, guaranty obligation recognized in our consolidated balance sheets and the potential maximum recovery from third parties through available credit enhancements and recourse related to our financial guarantees.

	As of December 31,
	2023			2022
	Maximum Exposure	Guaranty Obligation	Maximum Recovery(1)	Maximum Exposure	Guaranty Obligation	Maximum Recovery(1)
	(Dollars in millions)
Unconsolidated Fannie Mae MBS	$2,778	$14	$2,713	$3,139	$15	$3,058
Other guaranty arrangements(2)	9,154	65	1,967	9,573	79	2,012
Total	$11,932	$79	$4,680	$12,712	$94	$5,070
(1)Recoverability of such credit enhancements and recourse is subject to, among other factors, the ability of our mortgage insurers and the
U.S. government, as a financial guarantor, to meet their obligations to us. For information on our mortgage insurers, see “Note 14,
Concentrations of Credit Risk.”
(2)Primarily consists of credit enhancements and long-term standby commitments.
8.  Short-Term and Long-Term Debt
Short-Term Debt
The following table displays our outstanding short-term debt (debt with an original contractual maturity of one year or less) and weighted-average interest rates of this debt.

	As of December 31,
	2023		2022
	Outstanding	Weighted- Average Interest Rate(1)	Outstanding	Weighted- Average Interest Rate(1)
	(Dollars in millions)
Short-term debt of Fannie Mae	$17,314	5.13%	$10,204	3.93%
(1)Includes the effects of discounts, premiums and other cost basis adjustments.

Notes to Consolidated Financial Statements | Financial Guarantees

Fannie Mae (In conservatorship) 2023 Form 10-K	F-43
Long-Term Debt
Long-term debt represents debt with an original contractual maturity of greater than one year. The following table displays our outstanding long-term debt.

	As of December 31,
	2023			2022
	Maturities	Outstanding(1)	Weighted- Average Interest Rate(2)	Maturities	Outstanding(1)	Weighted- Average Interest Rate(2)
	(Dollars in millions)
Senior fixed:
Benchmark notes and bonds	2024 - 2030	$54,727	2.79%	2023 - 2030	$72,261	2.35%
Medium-term notes(3)	2024 - 2031	42,217	1.58	2023 - 2031	39,476	0.78
Other(4)	2024 - 2038	6,787	3.98	2023 - 2038	6,778	4.00
Total senior fixed		103,731	2.40		118,515	1.94
Senior floating:
Connecticut Avenue Securities(5)	2024 - 2031	2,752	11.12	2023 - 2031	5,207	8.80
Other(6)	2037	268	8.79	2037	242	10.00
Total senior floating		3,020	10.92		5,449	8.86
Total long-term debt of Fannie Mae(7)		106,751	2.63		123,964	2.23
Debt of consolidated trusts	2024 - 2062	4,098,653	2.56	2023 - 2062	4,087,720	2.47
Total long-term debt		$4,205,404	2.57%		$4,211,684	2.47%
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
(7)Includes unamortized discounts and premiums, fair value adjustments, hedge-related cost basis adjustments, and other cost basis adjustments in a net discount position of $4.0 billion and $5.1 billion as of December 31, 2023 and 2022, respectively.
Our long-term debt includes a variety of debt types. We issue fixed and floating-rate medium-term notes with maturities greater than one year that are issued through dealer banks. We also offer Benchmark Notes® that provide increased efficiency, liquidity and tradability to the market through regularly-scheduled issuance dates that are used if needed during the year. Additionally, we have historically issued notes and bonds denominated in a foreign currency but have not issued any foreign currency debt in the periods presented. We effectively convert all outstanding foreign currency-
denominated transactions into U.S. dollars through the use of foreign currency swaps for the purpose of funding our mortgage assets. Our long-term debt also includes CAS securities issued prior to November 2018, which are credit risk-
sharing securities that transfer a portion of the credit risk on specified pools of single-family mortgage loans to the investors in these securities.
Our other long-term debt includes callable and non-callable securities, which include all long-term non-Benchmark securities, such as zero-coupon bonds, fixed rate and other long-term securities, and are generally negotiated underwritings with one or more dealers or dealer banks.
Characteristics of Debt
As of December 31, 2023 and 2022, the face amount of our debt securities of Fannie Mae was $128.1 billion and
$139.3 billion, respectively. As of December 31, 2023, we had zero-coupon debt with a face amount of $11.6 billion, which had an effective interest rate of 5.06%. As of December 31, 2022, we had zero-coupon debt with a face amount of $10.0 billion, which had an effective interest rate of 3.91%.
We issue callable debt instruments to manage the duration and prepayment risk of expected cash flows of the mortgage assets we own. Our outstanding debt as of December 31, 2023 and 2022 included $43.8 billion and $43.3 billion, respectively, of callable debt that could be redeemed, in whole or in part, at our option on or after a specified date.

Notes to Consolidated Financial Statements | Short-Term and Long-Term Debt

Fannie Mae (In conservatorship) 2023 Form 10-K	F-44
The following table displays the amount of our long-term debt as of December 31, 2023 by year of maturity for each of the years 2024 through 2028 and thereafter. The first column assumes that we pay off this debt at maturity or on the call date if the call has been announced, while the second column assumes that we redeem our callable debt at the next available call date.

	Long-Term Debt by Year of Maturity	Assuming Callable Debt Redeemed at Next Available Call Date
	(Dollars in millions)
2024	$23,354	$54,192
2025	39,026	21,153
2026	10,289	6,983
2027	5,974	4,170
2028	3,681	1,462
Thereafter	24,427	18,791
Total long-term debt of Fannie Mae(1)	106,751	106,751
Debt of consolidated trusts(2)	4,098,653	4,098,653
Total long-term debt	$4,205,404	$4,205,404
(1)Includes unamortized discounts and premiums, fair value adjustments, hedge-related cost basis adjustments, and other cost basis adjustments.
(2)Contractual maturity of debt of consolidated trusts is not a reliable indicator of expected maturity because borrowers of the underlying loans generally have the right to prepay their obligations at any time.
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
We enter into forward purchase and sale commitments that lock in the future delivery of mortgage loans and mortgage-
related securities at a fixed price or yield. Certain commitments to purchase mortgage loans and purchase or sell mortgage-related securities meet the criteria of a derivative. We typically settle the notional amount of our mortgage commitments that are accounted for as derivatives.
We recognize all derivatives as either assets or liabilities in our consolidated balance sheets at their fair value on a trade-date basis. Fair value amounts, which are (1) netted to the extent a legal right of offset exists and is enforceable by law at the counterparty level and (2) inclusive of the right or obligation associated with the cash collateral posted or

Notes to Consolidated Financial Statements | Short-Term and Long-Term Debt

Fannie Mae (In conservatorship) 2023 Form 10-K	F-45
received, are recorded in “Other assets” or “Other liabilities” in our consolidated balance sheets. See “Note 16, Fair
Value” for additional information on derivatives recorded at fair value. We present cash flows from derivatives as operating activities in our consolidated statements of cash flows.
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
item’s basis adjustment. The objective of our fair value hedges is to reduce GAAP earnings volatility related to changes in benchmark interest rates.

Notes to Consolidated Financial Statements | Derivative Instruments

Fannie Mae (In conservatorship) 2023 Form 10-K	F-46
Notional and Fair Value Position of our Derivatives
The following table displays the notional amount and estimated fair value of our asset and liability derivative instruments.

	As of December 31,
	2023			2022
	Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
		Asset Derivatives	Liability Derivatives		Asset Derivatives	Liability Derivatives
	(Dollars in millions)
Risk management derivatives designated as hedging instruments:
Swaps:(1)
Pay-fixed	$9,954	$—	$—	$5,582	$—	$—
Receive-fixed	28,587	—	—	33,276	—	—
Total risk management derivatives designated as hedging instruments	38,541	—	—	38,858	—	—
Risk management derivatives not designated as hedging instruments:
Swaps:(1)
Pay-fixed	136,648	—	—	97,808	—	—
Receive-fixed	115,288	76	(3,085)	99,799	1	(4,525)
Basis	250	44	—	41,250	25	—
Foreign currency	316	—	(66)	300	—	(98)
Swaptions:(1)
Pay-fixed	5,816	195	(12)	5,286	204	(18)
Receive-fixed	2,666	13	(60)	2,136	7	(45)
Futures(1)	32	—	—	—	—	—
Total risk management derivatives not designated as hedging instruments	261,016	328	(3,223)	246,579	237	(4,686)
Netting adjustment(2)	—	(283)	3,200	—	(154)	4,662
Total risk management derivatives portfolio	299,557	45	(23)	285,437	83	(24)
Mortgage commitment derivatives:
Mortgage commitments to purchase whole loans	2,734	14	—	2,596	4	(8)
Forward contracts to purchase mortgage- related securities	14,264	98	(2)	17,808	50	(57)
Forward contracts to sell mortgage-related securities	43,942	—	(102)	35,302	35	(13)
Total mortgage commitment derivatives	60,940	112	(104)	55,706	89	(78)
Credit enhancement derivatives	27,624	45	(13)	23,784	3	(66)
Derivatives at fair value	$388,121	$202	$(140)	$364,927	$175	$(168)
(1)Centrally cleared derivatives have no ascribable fair value because the positions are settled daily.
(2)The netting adjustment represents the effect of the legal right to offset under legally enforceable master netting arrangements to settle with the same counterparty on a net basis, including cash collateral posted and received. Cash collateral posted was $2.9 billion and $4.5 billion as of December 31, 2023 and 2022, respectively. Cash collateral received was $5 million as of December 31, 2023 and 2022.

Notes to Consolidated Financial Statements | Derivative Instruments

Fannie Mae (In conservatorship) 2023 Form 10-K	F-47
We record all gains and losses, including accrued interest, on derivatives while they are not in a qualifying hedging relationship in “Fair value gains, net” in our consolidated statements of operations and comprehensive income. The following table displays, by type of derivative instrument, the fair value gains and losses, net on our derivatives.

	For the Year Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Risk management derivatives:
Swaps:
Pay-fixed	$(1,441)	$5,541	$2,207
Receive-fixed	2,441	(4,788)	(1,783)
Basis	39	(143)	(51)
Foreign currency	32	(87)	(26)
Swaptions:
Pay-fixed	(2)	142	38
Receive-fixed	(10)	(19)	(217)
Futures	—	(1)	1
Net contractual interest income (expense) on interest-rate swaps	(711)	(265)	16
Total risk management derivatives fair value gains, net	348	380	185
Mortgage commitment derivatives fair value gains, net	120	2,708	551
Credit enhancement derivatives fair value gains (losses), net	46	(97)	(178)
Total derivatives fair value gains, net	$514	$2,991	$558
Effect of Fair Value Hedge Accounting
The following table displays the effect of fair value hedge accounting on our consolidated statement of operations and comprehensive income, including gains and losses recognized on fair value hedging relationships.

		For the Year Ended December 31,
		2023		2022
		Interest Income: Mortgage Loans	Interest Expense: Long- Term Debt	Interest Income: Mortgage Loans	Interest Expense: Long- Term Debt
	(Dollars in millions)
Total amounts presented in our consolidated statements of operations and comprehensive income		$133,234	$(110,269)	$117,813	$(90,798)

Gains (losses) from fair value hedging relationships:
Mortgage loans HFI and related interest-rate contracts:
Hedged items		$398	$—	$(790)	$—
Discontinued hedge-related basis adjustment amortization		56	—	28	—
Derivatives designated as hedging instruments		(430)	—	785	—
Interest accruals on derivative hedging instruments		155	—	13	—
Debt of Fannie Mae and related interest-rate contracts:
Hedged items		—	(128)	—	3,978
Discontinued hedge-related basis adjustment amortization		—	(834)	—	(524)
Derivatives designated as hedging instruments		—	682	—	(3,321)
Interest accruals on derivative hedging instruments		—	(888)	—	(240)
Gains (losses) recognized in net interest income on fair value hedging relationships		$179	$(1,168)	$36	$(107)

Notes to Consolidated Financial Statements | Derivative Instruments

Fannie Mae (In conservatorship) 2023 Form 10-K	F-48
Hedged Items in Fair Value Hedging Relationships
The following table displays the carrying amounts of the hedged items that have been in qualifying fair value hedges recorded in our consolidated balance sheets, including the hedged item’s cumulative basis adjustments and the closed portfolio balances under the portfolio layer method. The hedged item carrying amounts and total basis adjustments include both open and discontinued hedges. The amortized cost and designated UPB consists only of open hedges as of December 31, 2023.

	As of December 31, 2023
	Carrying Amount Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Basis Adjustments Included in the Carrying Amount		Closed Portfolio of Mortgage Loans Under Portfolio Layer Method
		Total Basis Adjustments(1)(2)	Remaining Adjustments - Discontinued Hedge	Total Amortized Cost	Designated UPB
	(Dollars in millions)
Mortgage loans HFI	$449,137	$(174)	$(174)	$218,419	$9,955
Debt of Fannie Mae	(59,462)	3,751	3,751	N/A	N/A

	As of December 31, 2022
	Carrying Amount Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Basis Adjustments Included in the Carrying Amount		Closed Portfolio of Mortgage Loans Under Portfolio Layer Method
		Total Basis Adjustments(1)(2)	Remaining Adjustments - Discontinued Hedge	Total Amortized Cost	Designated UPB
	(Dollars in millions)
Mortgage loans HFI	$293,788	$(628)	$(628)	$98,377	$5,187
Debt of Fannie Mae	(73,790)	4,713	4,713	N/A	N/A
(1)No basis adjustment associated with open hedges, as all hedges are designated at the close of business, with a one-day term.
(2)Based on the unamortized balance of the hedge-related cost basis.
Derivative Counterparty Credit Exposure
Our derivative counterparty credit exposure relates principally to interest-rate derivative contracts. We are exposed to the risk that a counterparty in a derivative transaction will default on payments due to us, which may require us to seek a replacement derivative from a different counterparty. This replacement may be at a higher cost, or we may be unable to find a suitable replacement. We manage our derivative counterparty credit exposure relating to our risk management derivative transactions mainly through enforceable master netting arrangements, which allow us to net derivative assets and liabilities with the same counterparty or clearing organization and clearing member. For our OTC derivative transactions, we require counterparties to post collateral, which may include cash, U.S. Treasury securities, agency debt and agency mortgage-related securities. See “Note 15, Netting Arrangements” for information on our rights to offset assets and liabilities as of December 31, 2023 and 2022.
For certain OTC derivatives, the amount of collateral we pledge to counterparties related to our derivative instruments is determined after considering our credit ratings. Currently, our long-term senior debt is rated AA+ or above by the three major rating agencies. If our long-term senior debt credit ratings were downgraded to established thresholds in our OTC derivative contracts, which range from A3/A- to Baa2/BBB or below, we would be required to provide additional collateral to certain counterparties. The aggregate fair value of our OTC derivative instruments with credit-risk-related contingent features that were in a net liability position was $1.8 billion and $2.8 billion, for which we posted collateral of
$1.6 billion and $2.6 billion as of December 31, 2023 and 2022, respectively. If our credit ratings were downgraded to
Baa2/BBB or below, the maximum additional collateral we would have been required to post to our counterparties as of
December 31, 2023 and 2022 would have been $798 million and $1.1 billion, respectively.

Notes to Consolidated Financial Statements | Derivative Instruments

Fannie Mae (In conservatorship) 2023 Form 10-K	F-49
10.  Income Taxes
Provision for Federal Income Taxes
We are subject to federal income tax, but we are exempt from state and local income taxes. The following table displays the components of our provision for federal income taxes.

	For the Year Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Current income tax benefit (provision)	$(3,317)	$(3,505)	$(5,521)
Deferred income tax benefit (provision)(1)	(1,231)	195	(252)
Provision for federal income taxes	$(4,548)	$(3,310)	$(5,773)
(1)Amount excludes the current income tax effect of items recognized directly in “Total stockholders' equity.”
The following table displays the difference between the statutory corporate tax rate and our effective tax rate.

	For the Year Ended December 31,
	2023	2022	2021
Statutory corporate tax rate	21.0%	21.0%	21.0%
Research tax credits	(0.2)	(1.5)	—
Equity investments in affordable housing projects	(0.2)	(0.1)	(0.1)
Valuation allowance	0.1	0.7	—
Other	—	0.3	(0.2)
Effective tax rate	20.7%	20.4%	20.7%
Our effective tax rate is the provision for federal income taxes expressed as a percentage of income or loss before federal income taxes. Our effective tax rates for the years 2023, 2022, and 2021 were impacted by the benefits of our investments in housing projects eligible for low-income housing tax credits. Our effective tax rate for 2022 was also impacted by the benefit of the research tax credits claimed in 2022 and amended prior year returns, and the valuation allowance against the deferred tax asset relating to capital loss carryforwards.
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
•the carryforward period for capital losses; and
•tax planning strategies.
Based on all positive and negative evidence available as of December 31, 2023, we concluded that it is more likely than not that our deferred tax assets will be realized, except the deferred tax asset relating to capital loss carryforwards. For the deferred tax asset relating to capital loss carryforwards, we concluded that the negative evidence outweighed the positive evidence, and it is more likely than not that these capital loss carryforwards will not be utilized during the allowable five-year carryforward period, which will expire in 2027 and 2028 if unused. Therefore, a valuation allowance has been recorded against our capital loss carryforward deferred tax asset, which is included in “Other, net” in the table below.

Notes to Consolidated Financial Statements | Income Taxes

Fannie Mae (In conservatorship) 2023 Form 10-K	F-50
The following table displays our deferred tax assets and deferred tax liabilities.

	As of December 31,
	2023	2022
	(Dollars in millions)
Deferred tax assets:
Mortgage and mortgage-related assets	$5,944	$6,764
Allowance for loan losses and basis in acquired property, net	1,571	2,055
Derivative instruments	766	1,153
Partnership and other equity investments	21	52
Interest-only securities	3,801	3,811
Other, net	617	295
Total deferred tax assets	12,720	14,130
Deferred tax liabilities:
Debt instruments	894	1,104
Valuation allowance	(145)	(115)
Deferred tax assets, net	$11,681	$12,911
Unrecognized Tax Benefits
The following table displays the changes in our unrecognized tax benefits.

	For the Year Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Unrecognized tax benefits as of January 1	$60	$—	$—
Gross increases - tax positions in current year	9	60	—
Unrecognized tax benefits as of December 31	$69	$60	$—
If these positions were to resolve favorably, our effective tax would be reduced in future periods by $69 million. It is reasonably possible that changes in our gross balance of unrecognized tax benefits may occur within the next twelve months. Our tax years 2020 through 2022 remain open to examination by the IRS.
11.  Segment Reporting
We have two reportable business segments, which are based on the type of business activities each perform: Single-
Family and Multifamily. Results of our two business segments are intended to reflect each segment as if it were a stand-
alone business. The sum of the results for our two business segments equals our consolidated results of operations.
The section below provides a discussion of our business segments.
Single-Family Business Segment
•Works with lenders to acquire and securitize single-family mortgage loans delivered to us by lenders into
Fannie Mae MBS.
•Issues structured Fannie Mae MBS backed by single-family mortgage assets and provides other services to single-family lenders.
•Prices and manages the credit risk on loans in our single-family guaranty book of business, which includes establishing underwriting and servicing standards. Also enters into transactions that transfer a portion of the credit risk on some of the loans in our single-family guaranty book of business to third parties.
•Works to reduce costs of defaulted single-family loans, including through forbearance plans, home retention solutions, foreclosure alternatives, management of foreclosures and our REO inventory, selling nonperforming loans and pursuing contractual remedies from lenders, servicers and providers of credit enhancements.

Notes to Consolidated Financial Statements | Income Taxes

Fannie Mae (In conservatorship) 2023 Form 10-K	F-51
Multifamily Business Segment
•Works with lenders to acquire and securitize multifamily mortgage loans delivered to us by lenders into Fannie
Mae MBS.
•Issues structured multifamily Fannie Mae MBS through our Fannie Mae Guaranteed Multifamily Structures
(“Fannie Mae GeMSTM”) program and provides other services to our multifamily lenders.
•Prices and manages the credit risk on loans in our multifamily guaranty book of business, which includes establishing underwriting and servicing standards. Lenders retain a portion of the credit risk in most multifamily transactions.
•Enters into additional transactions that transfer a portion of the credit risk on some of the loans in our multifamily guaranty book of business to third parties.
•Works to reduce costs of defaulted multifamily loans, including through loss mitigation strategies such as forbearance and modification, management of foreclosures and our REO inventory, and pursuing contractual remedies from lenders, servicers, borrowers, sponsors, and providers of credit enhancements.
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
the impact of hedge accounting, are allocated to our Single-Family business segment.
The following table displays total assets by segment.

	As of December 31,
	2023	2022
	(Dollars in millions)
Single-Family	$3,833,540	$3,844,092
Multifamily	491,897	461,196
Total assets	$4,325,437	$4,305,288
We operate our business solely in the United States and its territories, and accordingly, we generate no revenue from and have no long-lived assets, other than financial instruments, in geographic locations other than the United States and its territories.
The following tables display our segment results.

	For the Year Ended December 31, 2023
	Single-Family	Multifamily	Total
	(Dollars in millions)
Net interest income(1)	$24,229	$4,544	$28,773
Fee and other income(2)	205	70	275
Net revenues	24,434	4,614	29,048
Investment losses, net(3)	(41)	(12)	(53)
Fair value gains, net(4)	1,231	73	1,304
Administrative expenses	(2,993)	(611)	(3,604)
Benefit (provision) for credit losses(5)	2,165	(495)	1,670
TCCA fees(6)	(3,431)	—	(3,431)
Credit enhancement expense(7)	(1,281)	(231)	(1,512)
Change in expected credit enhancement recoveries(8)	(310)	117	(193)
Other expenses, net	(984)	(289)	(1,273)
Income before federal income taxes	18,790	3,166	21,956
Provision for federal income taxes	(3,935)	(613)	(4,548)
Net income	$14,855	$2,553	$17,408

Notes to Consolidated Financial Statements | Segment Reporting

Fannie Mae (In conservatorship) 2023 Form 10-K	F-52

	For the Year Ended December 31, 2022
	Single-Family	Multifamily	Total
	(Dollars in millions)
Net interest income(1)	$24,736	$4,687	$29,423
Fee and other income(2)	224	88	312
Net revenues	24,960	4,775	29,735
Investment losses, net(3)	(223)	(74)	(297)
Fair value gains (losses), net(4)	1,364	(80)	1,284
Administrative expenses	(2,789)	(540)	(3,329)
Provision for credit losses(5)	(5,029)	(1,248)	(6,277)
TCCA fees(6)	(3,369)	—	(3,369)
Credit enhancement expense(7)	(1,062)	(261)	(1,323)
Change in expected credit enhancement recoveries(8)	470	257	727
Other expenses, net	(778)	(140)	(918)
Income before federal income taxes	13,544	2,689	16,233
Provision for federal income taxes	(2,774)	(536)	(3,310)
Net income	$10,770	$2,153	$12,923

	For the Year Ended December 31, 2021
	Single-Family	Multifamily	Total
	(Dollars in millions)
Net interest income(1)	$25,429	$4,158	$29,587
Fee and other income(2)	269	92	361
Net revenues	25,698	4,250	29,948
Investment gains (losses), net(3)	1,392	(40)	1,352
Fair value gains (losses), net(4)	167	(12)	155
Administrative expenses	(2,557)	(508)	(3,065)
Benefit for credit losses(5)	4,600	530	5,130
TCCA fees(6)	(3,071)	—	(3,071)
Credit enhancement expense(7)	(812)	(239)	(1,051)
Change in expected credit enhancement recoveries(8)	(86)	(108)	(194)
Other expenses, net	(1,208)	(47)	(1,255)
Income before federal income taxes	24,123	3,826	27,949
Provision for federal income taxes	(4,996)	(777)	(5,773)
Net income	$19,127	$3,049	$22,176
(1)Net interest income primarily consists of guaranty fees received as compensation for assuming the credit risk on loans underlying Fannie
Mae MBS held by third parties for the respective business segment, and the difference between the interest income earned on the respective business segment’s assets in our retained mortgage portfolio and our corporate liquidity portfolio and the interest expense associated with the debt funding those assets. Revenues from single-family guaranty fees include revenues generated by the 10 basis point increase in guaranty fees pursuant to the TCCA, the incremental revenue from which is paid to Treasury and not retained by us. Also includes yield maintenance revenue we recognized on the prepayment of multifamily loans.
(2)Single-family fee and other income primarily consists of compensation for engaging in structured transactions and providing other lender services. Multifamily fee and other income consists of fees associated with certain Multifamily business activities, such as credit enhancements for tax-exempt multifamily housing revenue bonds.
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
business. Multifamily fair value gains and losses primarily consist of fair value gains and losses on MBS commitment derivatives, trading securities and other financial instruments associated with our multifamily guaranty book of business.

Notes to Consolidated Financial Statements | Segment Reporting

Fannie Mae (In conservatorship) 2023 Form 10-K	F-53
(5)Benefit (provision) for credit losses is based on loans underlying the segment’s guaranty book of business.
(6)Consists of the portion of our single-family guaranty fees that is paid to Treasury pursuant to the TCCA.
(7)Single-family credit enhancement expense consists of costs associated with our freestanding credit enhancements, which include primarily costs associated with our CIRTTM, CAS and enterprise-paid mortgage insurance (“EPMI”) programs. Multifamily credit enhancement expense primarily consists of costs associated with our Multifamily CIRTTM (“MCIRTTM”) and Multifamily CAS (“MCASTM“) programs as well as amortization expense for certain lender risk-sharing programs. Excludes CAS transactions accounted for as debt instruments and credit risk transfer programs accounted for as derivative instruments.
(8)Consists of change in benefits recognized from our freestanding credit enhancements, primarily from our CAS and CIRT programs, as well as certain lender risk-sharing arrangements, including our multifamily DUS® program.
12.  Equity
Senior Preferred Stock
Liquidation Preference
There were one million shares of the senior preferred stock authorized, issued and outstanding as of December 31,
2023 and 2022. Shares of the senior preferred stock have no par value and have a stated value and initial liquidation preference equal to $1,000 per share, for an aggregate initial liquidation preference of $1 billion. The senior preferred stock is non-participating and non-voting.
Under the terms that currently govern the senior preferred stock, the aggregate liquidation preference will be increased by the following:
•any amounts Treasury pays to us pursuant to its funding commitment under the agreement (as of the date of this filing, the cumulative amount Treasury has paid to us under its funding commitment is $119.8 billion);
•any quarterly commitment fees that are payable but not paid by us (no such fees have become payable, nor will such fees be set until the capital reserve end date, as defined in “Note 2, Conservatorship, Senior Preferred
Stock Purchase Agreement and Related Matters”);
•any senior preferred stock dividends that are payable but not paid to Treasury, regardless of whether or not they are declared; and
•for each fiscal quarter through and including the capital reserve end date, an amount equal to the increase in our net worth, if any, during the immediately prior fiscal quarter.
The aggregate liquidation preference of the senior preferred stock was $195.2 billion as of December 31, 2023 and will further increase to $199.2 billion as of March 31, 2024, due to the $4.0 billion increase in our net worth during the fourth quarter of 2023.
The senior preferred stock ranks ahead of our common stock and our preferred stock, as to both dividends and rights upon liquidation. As a result, if we are liquidated, the holder of the senior preferred stock is entitled to its then-current liquidation preference before any distributions are made to the holders of our common stock or other preferred stock.
Dividend Provisions
Treasury, as the holder of the senior preferred stock, is entitled to receive, when, as and if declared, out of legally available funds, cumulative quarterly cash dividends. The dividends we have paid to Treasury on the senior preferred stock during conservatorship have been declared by, and paid at the direction of, our conservator. Dividend payments we make to Treasury do not restore or increase the amount of Treasury’s funding commitment under the agreement.
We are currently not required to pay or accumulate new dividends to Treasury until our net worth exceeds the amount of adjusted total capital necessary for us to meet the capital requirements and buffers set forth in the enterprise regulatory capital framework. Our net worth is the amount, if any, by which our total assets (excluding Treasury’s funding commitment and any unfunded amounts related to the commitment) exceed our total liabilities (excluding any obligation with respect to equity securities). After the capital reserve end date, the quarterly dividends due to Treasury under the senior preferred stock will be the lesser of (i) any quarterly increase in our net worth, and (ii) a 10% annual rate on the then-current liquidation preference of the senior preferred stock (or 12% if we fail to pay dividends to Treasury).
We had no dividends declared or paid on the senior preferred stock for the years ended December 31, 2023, 2022 or
2021.

Notes to Consolidated Financial Statements | Segment Reporting

Fannie Mae (In conservatorship) 2023 Form 10-K	F-54
Limitations on Redemption and Paydown of Liquidation Preference; Requirement to Pay Net Proceeds of Capital
Stock Issuances to Reduce Liquidation Preference
We are not permitted to redeem or retire the senior preferred stock prior to the termination of Treasury’s funding commitment under the agreement. Moreover, we are not permitted to reduce or pay down the liquidation preference of the senior preferred stock out of regular corporate funds except to the extent of (1) accumulated and unpaid dividends previously added to the liquidation preference; and (2) quarterly commitment fees previously added to the liquidation preference. While the senior preferred stock remains outstanding, we are required to use the net cash proceeds of issuances of equity securities to pay down the liquidation preference of the senior preferred stock; however, we are permitted to retain up to $70 billion in aggregate gross cash proceeds from issuances of common stock. The liquidation preference of the senior preferred stock may not be paid down below $1,000 per share prior to the termination of
Treasury’s funding commitment. After termination, we may fully pay down the liquidation preference of the senior preferred stock.
Common Stock Warrant
On September 7, 2008, we, through FHFA in its capacity as conservator, issued to Treasury a warrant to purchase, at a nominal price of $0.00001, shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding on a fully diluted basis on the date the warrant is exercised. The warrant may be exercised in whole or in part at any time on or before September 7, 2028.
If the market price of one share of common stock is greater than the exercise price, in lieu of exercising the warrant by payment of the exercise price, Treasury may elect to receive shares equal to the value of the warrant (or portion thereof being canceled) pursuant to the formula specified in the warrant. Upon exercise of the warrant, Treasury may assign the right to receive the shares of common stock issuable upon exercise to any other person. If the warrant is exercised, the stated value of the common stock issued will be reclassified as “Common stock” in our consolidated balance sheets. As of February 15, 2024, Treasury has not exercised the warrant.
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
which was after the dilutive effect of the warrant had been reflected in the market price. Subsequent changes in the fair value of the warrant are not recognized in our financial statements.

Notes to Consolidated Financial Statements | Equity

Fannie Mae (In conservatorship) 2023 Form 10-K	F-55
Preferred Stock
The following table displays our preferred stock outstanding.

		Authorized, Issued and Outstanding as of December 31,					Annual Dividend Rate as of December 31, 2023
		2023		2022		Stated Value per Share
Title	Issue Date	Shares	Amount	Shares	Amount				Redeemable on or After
(Dollars and shares in millions, except per share amounts)
Series D	September 30, 1998	3	$150	3	$150	$50	5.250%		September 30, 1999
Series E	April 15, 1999	3	150	3	150	50	5.100		April 15, 2004
Series F	March 20, 2000	14	690	14	690	50	2.016	(1)	March 31, 2002	(2)
Series G	August 8, 2000	6	288	6	288	50	4.024	(3)	September 30, 2002	(2)
Series H	April 6, 2001	8	400	8	400	50	5.810		April 6, 2006
Series I	October 28, 2002	6	300	6	300	50	5.375		October 28, 2007
Series L	April 29, 2003	7	345	7	345	50	5.125		April 29, 2008
Series M	June 10, 2003	9	460	9	460	50	4.750		June 10, 2008
Series N	September 25, 2003	5	225	5	225	50	5.500		September 25, 2008
Series O	December 30, 2004	50	2,500	50	2,500	50	7.000	(4)	December 31, 2007
Convertible Series 2004-I(5)	December 30, 2004	—	2,492	—	2,492	100,000	5.375		January 5, 2008
Series P	September 28, 2007	40	1,000	40	1,000	25	6.342	(6)	September 30, 2012
Series Q	October 4, 2007	15	375	15	375	25	6.750		September 30, 2010
Series R(7)	November 21, 2007	21	530	21	530	25	7.625		November 21, 2012
Series S	December 11, 2007	280	7,000	280	7,000	25	9.822	(8)	December 31, 2010	(9)
Series T(10)	May 19, 2008	89	2,225	89	2,225	25	8.250		May 20, 2013
Total		556	$19,130	556	$19,130
(1)Rate effective March 31, 2022. Variable dividend rate resets every two years at a per annum rate equal to the two-year Constant Maturity
U.S. Treasury Rate (“CMT”) minus 0.16% with a cap of 11% per year.
(2)Represents initial call date. Redeemable every two years thereafter.
(3)Rate effective September 30, 2022. Variable dividend rate resets every two years at a per annum rate equal to the two-year CMT rate minus 0.18% with a cap of 11% per year.
(4)Rate effective December 31, 2023. Variable dividend rate resets quarterly thereafter at a per annum rate equal to the greater of 7% or 10-
year CMT rate plus 2.375%.
(5)Issued and outstanding shares were 24,922 as of December 31, 2023 and 2022.
(6)Rate effective December 31, 2023. In accordance with the Federal Reserve Board’s Regulation ZZ implementing the Adjustable Interest
Rate (LIBOR) Act (“Regulation ZZ”), for quarterly periods beginning after June 30, 2023, the quarterly dividend resets at a per annum rate equal to the greater of 4.50% or the sum of 3-month CME Term SOFR plus 0.26161% plus 0.75%.
(7)On November 21, 2007, we issued 20 million shares of preferred stock in the amount of $500 million. Subsequent to the initial issuance, we issued an additional 1.2 million shares in the amount of $30 million on December 14, 2007 under the same terms as the initial issuance.
(8)Rate effective December 31, 2023. In accordance with Regulation ZZ, for quarterly periods beginning after June 30, 2023, the quarterly dividend resets at a per annum rate equal to the greater of 7.75% or the sum of 3-month CME Term SOFR plus 0.26161% plus 4.23%.
(9)Represents initial call date. Redeemable every five years thereafter.
(10)On May 19, 2008, we issued 80 million shares of preferred stock in the amount of $2 billion. Subsequent to the initial issuance, we issued an additional 8 million shares in the amount of $200 million on May 22, 2008 and 1 million shares in the amount of $25 million on June 4,
2008 under the same terms as the initial issuance.
The preferred stock ranks junior to the senior preferred stock as to both dividends and distributions upon dissolution, liquidation or winding down of the company. Each series of our preferred stock has no par value, is non-participating, is non-voting and has a liquidation preference equal to the stated value per share.
Holders of preferred stock are entitled to receive non-cumulative, quarterly dividends when, and if, declared by our
Board of Directors, but have no right to require redemption of any shares of preferred stock. Payment of dividends on preferred stock is not mandatory but has priority over payment of dividends on common stock, which are also declared

Notes to Consolidated Financial Statements | Equity

Fannie Mae (In conservatorship) 2023 Form 10-K	F-56
by the Board of Directors. If dividends on the preferred stock are not paid or set aside for payment for a given dividend period, dividends may not be paid on our common stock for that period. The senior preferred stock purchase agreement prohibits the payment of dividends on preferred stock without the prior written consent of Treasury, and the conservator has separately confirmed the elimination of such dividends. In addition, FHFA’s regulations relating to conservatorship and receivership operations prohibit us from paying any dividends while in conservatorship unless authorized by the
Director of FHFA. As such, we had no dividends declared or paid on the preferred stock for the years ended December
31, 2023, 2022 or 2021.
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
None of our preferred stock is convertible into or exchangeable for any of our other stock or obligations, with the exception of the Convertible Series 2004-1 which are convertible at any time, at the option of the holders, into shares of
Fannie Mae common stock at a conversion price of $94.31 per share of common stock (equivalent to a conversion rate of 1,060.3329 shares of common stock for each share of Series 2004-1 Preferred Stock). The conversion price is adjustable, as necessary, to maintain the stated conversion rate into common stock. Events which may trigger an adjustment to the conversion price include certain changes in our common stock dividend rate, subdivisions of our outstanding common stock into a greater number of shares, combinations of our outstanding common stock into a smaller number of shares and issuances of any shares by reclassification of our common stock. No such events have occurred.
Our preferred stock is traded in the over-the-counter market.
Common Stock
The common stock ranks junior to the senior preferred stock and the preferred stock as to both dividends and distributions upon dissolution, liquidation or winding down of the company. Shares of common stock outstanding, net of shares held as treasury stock, totaled 1.2 billion as of December 31, 2023 and 2022.
During conservatorship, the rights and powers of stockholders are suspended. Accordingly, our common stockholders have no ability to elect directors or to vote on other matters during the conservatorship unless FHFA elects to delegate this authority to them. In addition, we issued a warrant to Treasury that provides Treasury with the right to purchase for a nominal price shares of our common stock equal to 79.9% of the total number of shares of common stock outstanding on a fully diluted basis on the date of exercise, which would substantially dilute the ownership in Fannie Mae of our common stockholders at the time of exercise. Refer to the “Senior Preferred Stock” and “Common Stock Warrant”
sections of this note for more information.
The senior preferred stock purchase agreement prohibits the payment of dividends on common stock without the prior written consent of Treasury and the conservator has separately confirmed the elimination of such dividends. In addition,
FHFA’s regulations relating to conservatorship and receivership operations prohibit us from paying any dividends while in conservatorship unless authorized by the Director of FHFA. As such, we had no dividends declared or paid on the common stock for the years ended December 31, 2023, 2022 or 2021.
Earnings per Share
Earnings per share (“EPS”) is presented for basic and diluted EPS. However, as a result of our conservatorship status and the terms of the senior preferred stock, no amounts would be available to distribute as dividends to common or preferred stockholders (other than to Treasury as the holder of the senior preferred stock).
We compute basic EPS by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Net income attributable to common stockholders excludes amounts attributable to the senior preferred stock because such amounts increase the liquidation preference of the senior preferred stock and therefore are required to be excluded from basic EPS. See further information on the senior preferred stock above in “Senior Preferred Stock.”
The calculation of diluted EPS includes all the components of basic earnings per share, plus the dilutive effect of common stock equivalents such as convertible securities and stock options. Weighted-average common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Our diluted EPS weighted-average common shares outstanding includes 26 million shares of convertible preferred stock for the years ended December 31, 2023, 2022 and 2021.

Notes to Consolidated Financial Statements | Equity

Fannie Mae (In conservatorship) 2023 Form 10-K	F-57
During periods in which a net loss attributable to common stockholders has been incurred, potential common equivalent shares outstanding are not included in the calculation because it would have an anti-dilutive effect.
We include the shares of common stock that would be issuable upon full exercise of the common stock warrant in the weighted average shares of outstanding for the computation of both basic and diluted earnings per share because the warrant’s exercise prices per share is considered non-substantive (compared to the market price of our common stock)
and therefore was determined to have characteristics of non-voting common stock. For the years ended December 31,
2023, 2022 and 2021, the common stock warrant added 4.7 billion shares to weighted average common shares outstanding.
13.  Regulatory Capital Requirements
The enterprise regulatory capital framework rule that is applicable to us was initially published by FHFA in December
2020 and subsequently amended in 2022 and 2023. Although the enterprise regulatory capital framework went into effect in February 2021, we are not required to hold capital according to the framework’s requirements until the date of termination of our conservatorship, or such later date as may be ordered by FHFA.
The enterprise regulatory capital framework includes the following requirements under the standardized approach related to the amount and form of capital we must hold:
•Supplemental leverage and risk-based minimum capital requirements based largely on definitions of capital used in U.S. banking regulators’ regulatory capital framework. Under the leverage capital requirement, we must maintain tier 1 capital equal to at least 2.5% of adjusted total assets. Under the risk-based capital requirements, we must maintain common equity tier 1 capital, tier 1 capital, and adjusted total capital equal to at least 4.5%,
6.0%, and 8.0%, respectively, of risk-weighted assets;
•A requirement that we hold prescribed capital buffers that can be drawn down in periods of financial stress. In general, once we are required to be in compliance with the capital buffers, if our capital levels fall below the prescribed buffer amounts, we must restrict capital distributions, such as stock repurchases and dividends, as well as discretionary bonus payments to executives, until the buffer amounts are restored. The prescribed capital buffers represent the amount of capital we are required to hold above the minimum leverage and risk-
based capital requirements. Compliance with the capital buffers will be required upon our exit from conservatorship.
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
•Specific minimum risk-weights, or “floors,” on single-family and multifamily risk-weighted exposures, as well as retained portions of credit risk transfer transactions.
The table below sets forth information about our capital requirements under the standardized approach of the enterprise regulatory capital framework. Available capital for purposes of the enterprise regulatory capital framework excludes the stated value of the senior preferred stock ($120.8 billion) and other amounts specified in footnote 2 to the table below.
Because of these exclusions, we had a deficit in available capital as of December 31, 2023 and 2022, even though we had positive net worth under GAAP of $77.7 billion and $60.3 billion as of December 31, 2023 and 2022, respectively.
We had a shortfall of $243 billion and $258 billion of our available capital (deficit) to the adjusted total capital requirement (including buffers) of $188 billion and $184 billion under the standardized approach of the enterprise regulatory capital framework as shown in the table below as of December 31, 2023 and December 31, 2022, respectively.
Risk-weighted assets increased from $1,316 billion as of December 31, 2022 to $1,357 billion as of December 31, 2023, primarily due to an increase in the countercyclical adjustment we are required to apply in the calculation of credit risk weights for our single-family mortgage exposures under the enterprise regulatory capital framework and declining property values in our multifamily book of business. The countercyclical adjustment is intended to stabilize our capital requirements through home price cycles by adjusting mark-to-market LTV ratios for single-family mortgage loans when national home prices are meaningfully above or below the long-term trend. These increases were partially offset by our on-going credit risk transfer issuances, which reduce risk-weighted assets.

Notes to Consolidated Financial Statements | Equity

Fannie Mae (In conservatorship) 2023 Form 10-K	F-58
As of December 31, 2023 and December 31, 2022, our risk-based adjusted total capital requirement (including buffers)
represented the amount of capital needed to be fully capitalized under the standardized approach to the enterprise regulatory capital framework.

Capital Metrics under the Enterprise Regulatory Capital Framework as of December 31, 2023(1)
(Dollars in billions)
Adjusted total assets	$4,552
Risk-weighted assets	1,357
	Amounts			Ratios
	Available Capital (Deficit)(2)	Minimum Capital Requirement	Total Capital Requirement (including Buffers)(3)	Available Capital (Deficit) Ratio(4)	Minimum Capital Ratio Requirement	Total Capital Requirement Ratio (including Buffers)
Risk-based capital:
Total capital (statutory)(5)	$(34)	$109	$109	(2.5)%	8.0%	8.0%
Common equity tier 1 capital	(74)	61	140	(5.5)	4.5	10.3
Tier 1 capital	(55)	81	160	(4.1)	6.0	11.8
Adjusted total capital	(55)	109	188	(4.1)	8.0	13.9
Leverage capital:
Core capital (statutory)(6)	(43)	114	114	(0.9)	2.5	2.5
Tier 1 capital	(55)	114	137	(1.2)	2.5	3.0

Capital Metrics under the Enterprise Regulatory Capital Framework as of December 31, 2022(1)
(Dollars in billions)
Adjusted total assets	$4,552
Risk-weighted assets	1,316
	Amounts			Ratios
	Available Capital (Deficit)(2)	Minimum Capital Requirement	Total Capital Requirement (including Buffers)(3)	Available Capital (Deficit) Ratio(4)	Minimum Capital Ratio Requirement	Total Capital Requirement Ratio (including Buffers)
Risk-based capital:
Total capital (statutory)(5)	$(49)	$105	$105	(3.7)%	8.0%	8.0%
Common equity tier 1 capital	(93)	59	138	(7.0)	4.5	10.5
Tier 1 capital	(74)	79	158	(5.6)	6.0	12.0
Adjusted total capital	(74)	105	184	(5.6)	8.0	14.0
Leverage capital:
Core capital (statutory)(6)	(61)	114	114	(1.3)	2.5	2.5
Tier 1 capital	(74)	114	137	(1.6)	2.5	3.0

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
As of December 31, 2023 and 2022, this resulted in the full deduction of deferred tax assets ($11.7 billion and $12.9 billion, respectively), from our available capital (deficit). Available capital (deficit) for common equity tier 1 capital also excludes the value of the perpetual, noncumulative preferred stock ($19.1 billion).

Notes to Consolidated Financial Statements | Regulatory Capital Requirements

Fannie Mae (In conservatorship) 2023 Form 10-K	F-59
(3)The prescribed capital buffers represent the amount of capital we are required to hold above the minimum risk-based and leverage capital requirements. The applicable buffer for risk-based common equity tier 1 capital, tier 1 capital, and adjusted total capital is the PCCBA, which is composed of a stress capital buffer, a stability capital buffer, and a countercyclical capital buffer. The PCCBA must be comprised entirely of common equity tier 1 capital. The applicable buffer for leverage tier 1 capital is the PLBA. The stress capital buffer and countercyclical capital buffer are each calculated by multiplying prescribed factors by adjusted total assets as of the last day of the previous calendar quarter. The stability capital buffer is based on our share of mortgage debt outstanding. The prescribed leverage buffer for 2023 and 2022 was set at 50% of the 2023 and 2022 stability capital buffer, respectively. Going forward the stability capital buffer and the prescribed leverage buffer will be updated with an effective date that depends on whether the stability capital buffer increases or decreases relative to the previously calculated value.
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
(6)The sum of (a) the stated value of our outstanding common stock (common stock less treasury stock); (b) the stated value of our outstanding perpetual, noncumulative preferred stock; (c) our paid-in capital; and (d) our retained earnings (accumulated deficit). Core capital does not include: (a) accumulated other comprehensive income or (b) senior preferred stock.
While it is not applicable until the date of termination of our conservatorship, our maximum payout ratio represents the percentage of eligible retained income that we are permitted to pay out in the form of distributions or discretionary bonus payments under the enterprise regulatory capital framework. The maximum payout ratio for a given quarter is the lowest of the payout ratios determined by our capital conservation buffer and our leverage buffer. As a result of our capital shortfall, our maximum payout ratio under the enterprise regulatory capital framework as of December 31, 2023 and
December 31, 2022 was 0%.
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
Restrictions Relating to Conservatorship and Under Senior Preferred Stock Purchase Agreement. Consistent with the prohibition on the payment of dividends in the senior preferred stock purchase agreement, the conservator eliminated dividends on our common and preferred stock (other than the senior preferred stock issued to the U.S. Department of
Treasury described below) during the conservatorship. For additional information on the dividend provisions for our equity instruments and the restrictions on our ability to pay dividends, see “Note 12, Equity.”
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
conservation buffer is less than our stress capital buffer or (b) our leverage buffer is less than our prescribed leverage buffer amount.

Notes to Consolidated Financial Statements | Regulatory Capital Requirements

Fannie Mae (In conservatorship) 2023 Form 10-K	F-60
14.  Concentrations of Credit Risk
Concentrations of credit risk arise when a number of lenders and counterparties engage in similar activities or have similar economic characteristics that make them susceptible to similar changes in industry conditions, which could affect their ability to meet their contractual obligations. Based on our assessment of business conditions that could impact our financial results, we have determined that concentrations of credit risk exist among:
•single-family and multifamily borrowers (including geographic concentrations and loans with certain higher-risk characteristics);
•mortgage insurers;
•mortgage lenders that sell loans to us and mortgage lenders and other counterparties that service our loans;
•multifamily lenders with risk sharing; and
•derivative counterparties.
Concentrations for each of these groups are discussed below.
Single-Family Loan Borrowers
Regional economic conditions may affect a borrower’s ability to repay a mortgage loan and the property value underlying the loan. Geographic concentrations increase the exposure of our guaranty book of business to changes in credit risk. Our single-family allowance is primarily affected by home prices and interest rates.
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
Geographic Concentration
The following table displays the regional geographic concentration of single-family and multifamily loans in our guaranty book of business, measured by the unpaid principal balance of the loans.

	Geographic Concentration(1)
	Percentage of Single- Family Conventional Guaranty Book of Business		Percentage of Multifamily Guaranty Book of Business
	As of December 31,		As of December 31,
	2023	2022	2023	2022
Midwest	14%	14%	12%	12%
Northeast	16	16	15	15
Southeast	23	23	27	27
Southwest	19	19	22	22
West	28	28	24	24
Total	100%	100%	100%	100%
(1)Midwest consists of IL, IN, IA, MI, MN, NE, ND, OH, SD and WI. Northeast consists of CT, DE, ME, MA, NH, NJ, NY, PA, PR, RI, VT and
VI. Southeast consists of AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA and WV. Southwest consists of AZ, AR, CO, KS, LA, MO, NM, OK,
TX and UT. West consists of AK, CA, GU, HI, ID, MT, NV, OR, WA and WY.

Notes to Consolidated Financial Statements | Concentrations of Credit Risk

Fannie Mae (In conservatorship) 2023 Form 10-K	F-61
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
The following tables display the delinquency status and serious delinquency rates for specified loan categories of our single-family conventional guaranty book of business.

	As of December 31,
	2023			2022
	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent(1)	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent(1)
Percentage of single-family conventional guaranty book of business based on UPB	0.98%	0.24%	0.56%	0.84%	0.20%	0.60%
Percentage of single-family conventional loans based on loan count	1.06	0.26	0.55	0.96	0.23	0.65

	As of December 31,
	2023		2022
	Percentage of Single-Family Conventional Guaranty Book of Business Based on UPB	Seriously Delinquent Rate(1)	Percentage of Single-Family Conventional Guaranty Book of Business Based on UPB	Seriously Delinquent Rate(1)
Estimated mark-to-market LTV ratio:
80.01% to 90%	5%	0.81%	5%	0.68%
90.01% to 100%	3	0.59	3	0.40
Greater than 100%	*	2.05	*	4.04
Geographical distribution:
California	19	0.42	19	0.46
Florida	6	0.73	6	0.90
Illinois	3	0.70	3	0.86
New York	5	0.92	5	1.12
Texas	7	0.64	7	0.71
All other states	60	0.52	60	0.62
Vintages:
2008 and prior	2	2.07	2	2.78
2009-2023	98	0.47	98	0.53
*Represents less than 0.5% of single-family conventional book of business.
(1)Based on loan count, consists of single-family conventional loans that were 90 days or more past due or in the foreclosure process as of
December 31, 2023 and 2022.

Notes to Consolidated Financial Statements | Concentrations of Credit Risk

Fannie Mae (In conservatorship) 2023 Form 10-K	F-62
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
The following tables display the delinquency status and serious delinquency rates for specified loan categories of our multifamily guaranty book of business.

	As of December 31,
	2023(1)		2022(1)
	30 Days Delinquent	Seriously Delinquent(2)	30 Days Delinquent	Seriously Delinquent(2)
Percentage of multifamily guaranty book of business	0.10%	0.46%	0.04%	0.24%

	As of December 31,
	2023		2022
	Percentage of Multifamily Guaranty Book of Business(1)	Serious Delinquency Rate(2)(3)	Percentage of Multifamily Guaranty Book of Business(1)	Serious Delinquency Rate(2)(3)
Original LTV ratio:
Greater than 80%	1%	0.13%	1%	0.85%
Less than or equal to 80%	99	0.46	99	0.24
Current DSCR below 1.0(4)	4	7.04	3	3.88
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
The following table displays our total mortgage insurance risk in force by primary and pool insurance, as well as the total risk-in-force mortgage insurance coverage as a percentage of the single-family conventional guaranty book of business.

	As of December 31,
	2023		2022
	Risk in Force	Percentage of Single-Family Conventional Guaranty Book of Business	Risk in Force	Percentage of Single-Family Conventional Guaranty Book of Business
	(Dollars in millions)
Mortgage insurance risk in force:
Primary mortgage insurance	$200,023		$193,549
Pool mortgage insurance	98		237
Total mortgage insurance risk in force	$200,121	6%	$193,786	5%
Mortgage insurance only covers losses that are realized after the borrower defaults and title to the property is subsequently transferred, such as after a foreclosure, short-sale, or a deed-in-lieu of foreclosure. Also, mortgage insurance does not protect us from all losses on covered loans. For example, mortgage insurance does not cover

Notes to Consolidated Financial Statements | Concentrations of Credit Risk

Fannie Mae (In conservatorship) 2023 Form 10-K	F-63
property damage that is not covered by the hazard insurance we require, and such damage may result in a reduction to, or a denial of, mortgage insurance benefits. Specifically, a property damaged by a flood that was outside a Federal
Emergency Management Agency (“FEMA”)-identified Special Flood Hazard Area, coastal barrier resources system, or otherwise protected area, where we require coverage, or a property damaged by an earthquake are the most likely scenarios where property damage may result in a default not covered by hazard insurance.
The table below displays our mortgage insurer counterparties that provided 10% or more of the risk in force mortgage insurance coverage on mortgage loans in our single-family conventional guaranty book of business.

	Percentage of Risk-in-Force Coverage by Mortgage Insurer
	As of December 31,
	2023	2022
Counterparty:(1)
Mortgage Guaranty Insurance Corp.	19%	19%
Radian Guaranty, Inc.	18	17
Arch Capital Group Ltd.	18	18
Enact Mortgage Insurance Corp.	16	17
Essent Guaranty, Inc.	16	16
National Mortgage Insurance Corp.	13	12
Others	—	1
Total	100%	100%
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
When we estimate the credit losses that are inherent in our mortgage loans and under the terms of our guaranty obligations, we also consider the recoveries that we expect to receive from primary mortgage insurance, as mortgage insurance recoveries reduce the severity of the loss associated with defaulted loans if the borrower defaults and title to the property is subsequently transferred. Mortgage insurance does not cover credit losses that result from a reduction in mortgage interest paid by the borrower in connection with a loan modification, forbearance of principal, or forbearance of scheduled loan payments. We evaluate the financial condition of our mortgage insurer counterparties and adjust the contractually due recovery amounts to ensure that expected credit losses as of the balance sheet date are included in our loss reserve estimate. As a result, if our assessment of one or more of our mortgage insurer counterparties’ ability to fulfill their respective obligations to us worsens, it could increase our loss reserves. As of December 31, 2023 and 2022, our estimated benefit from mortgage insurance, which is based on estimated credit losses as of period end, reduced our loss reserves by $1.2 billion and $2.2 billion, respectively.
When an insured loan held in our retained mortgage portfolio subsequently goes into foreclosure, we charge off the loan, eliminating any previously-recorded loss reserves, and record REO and a mortgage insurance receivable for the claim proceeds deemed probable of recovery, as appropriate. However, if a mortgage insurer rescinds, cancels or denies insurance coverage, the initial receivable becomes due from the mortgage seller or servicer. We had outstanding receivables of $471 million recorded in “Other assets” in our consolidated balance sheets as of December 31, 2023 and
$515 million as of December 31, 2022 related to amounts claimed on insured, defaulted loans excluding government-
insured loans. We assessed these outstanding receivables for collectability, and established a valuation allowance of
$417 million as of December 31, 2023 and $462 million as of December 31, 2022, which reduced our claim receivable to the amount considered probable of collection.
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
determined that the mortgage loan did not meet our underwriting or eligibility requirements, if certain loan representations and warranties are violated or if mortgage insurers rescind coverage. Our representation and warranty

Notes to Consolidated Financial Statements | Concentrations of Credit Risk

Fannie Mae (In conservatorship) 2023 Form 10-K	F-64
framework does not require repurchase for loans that have breaches of certain selling representations and warranties if they have met specified criteria for relief.
Our business with mortgage servicers is concentrated. The table below displays the percentage of our single-family conventional guaranty book of business serviced by our top five depository single-family mortgage servicers and top five non-depository single-family mortgage servicers (i.e., servicers that are not insured depository institutions) based on unpaid principal balance. There were no servicers that serviced 10% or more of our single-family guaranty book of business as of December 31, 2023 or 2022.

	Percentage of Single-Family Conventional Guaranty Book of Business
	As of December 31,
	2023	2022
Top five depository servicers	22%	22%
Top five non-depository servicers	27	23
Total	49%	45%
The table below displays the percentage of our multifamily guaranty book of business serviced by our top five depository multifamily mortgage servicers and top five non-depository multifamily mortgage servicers. As of December
31, 2023, two servicers serviced 10% or more of our multifamily guaranty book of business, Walker & Dunlop, Inc. and
Wells Fargo Bank, N.A. (together with its affiliates). As of December 31, 2023, Walker & Dunlop, Inc. and Wells Fargo
Bank, N.A. (together with its affiliates) serviced 13% and 10%, respectively, of our multifamily guaranty book of business based on unpaid principal balance, compared with 13% and 11% as of December 31, 2022.

	Percentage of Multifamily Guaranty Book of Business
	As of December 31,
	2023	2022
Top five depository servicers	27%	28%
Top five non-depository servicers	44	43
Total	71%	71%
Multifamily Lenders with Risk Sharing. We enter into risk sharing agreements with lenders pursuant to which the lenders agree to bear all or some portion of the credit losses on the covered loans. Our maximum potential loss recovery from lenders under these risk sharing agreements on both DUS and non-DUS multifamily loans was $111.9 billion as of
December 31, 2023, compared with $103.9 billion as of December 31, 2022. As of December 31, 2023, 52% of our
maximum potential loss recovery on multifamily loans was from five DUS lenders, as compared with 53% as of
December 31, 2022.
Derivatives Counterparties. For information on credit risk associated with our derivative transactions and repurchase agreements see “Note 9, Derivative Instruments” and “Note 15, Netting Arrangements.”

Notes to Consolidated Financial Statements | Concentrations of Credit Risk

Fannie Mae (In conservatorship) 2023 Form 10-K	F-65
15.  Netting Arrangements
We use master netting arrangements, which allow us to offset certain financial instruments and collateral with the same counterparty, to minimize counterparty credit exposure. The tables below display information related to derivatives and securities purchased under agreements to resell, which are subject to an enforceable master netting arrangement or similar agreement that are either offset or not offset in our consolidated balance sheets.

	As of December 31, 2023
		Gross Amount Offset(1)	Net Amount Presented in our Consolidated Balance Sheets		Amounts Not Offset in our Consolidated Balance Sheets
	Gross Amount				Financial Instruments(2)	Collateral(3)		Net Amount
	(Dollars in millions)
Assets:
OTC risk management derivatives	$328	$(294)	$34		$—		$—	$34
Cleared risk management derivatives	—	11	11		—		—	11
Mortgage commitment derivatives	112	—	112		(23)		(9)	80
Total derivative assets	440	(283)	157	(4)	(23)		(9)	125
Securities purchased under agreements to resell(5)	65,425	—	65,425		—		(65,425)	—
Total assets	$65,865	$(283)	$65,582		$(23)		$(65,434)	$125

Liabilities:
OTC risk management derivatives	$(3,223)	$3,203	$(20)		$—	$—	$(20)
Cleared risk management derivatives	—	(3)	(3)		—	3	—
Mortgage commitment derivatives	(104)	—	(104)		23	77	(4)
Total liabilities	$(3,327)	$3,200	$(127)	(4)	$23	$80	$(24)

	As of December 31, 2022
		Gross Amount Offset(1)	Net Amount Presented in our Consolidated Balance Sheets		Amounts Not Offset in our Consolidated Balance Sheets
	Gross Amount				Financial Instruments(2)	Collateral(3)		Net Amount
	(Dollars in millions)
Assets:
OTC risk management derivatives	$237	$(234)	$3		$—		$—	$3
Cleared risk management derivatives	—	80	80		—		—	80
Mortgage commitment derivatives	89	—	89		(50)		(12)	27
Total derivative assets	326	(154)	172	(4)	(50)		(12)	110
Securities purchased under agreements to resell(5)	69,415	—	69,415		—		(69,415)	—
Total assets	$69,741	$(154)	$69,587		$(50)		$(69,427)	$110

Liabilities:
OTC risk management derivatives	$(4,686)	$4,662	$(24)		$—		$—	$(24)
Cleared risk management derivatives	—	—	—		—		—	—
Mortgage commitment derivatives	(78)	—	(78)		50		7	(21)
Total liabilities	$(4,764)	$4,662	$(102)	(4)	$50		$7	$(45)
(1)Represents the effect of the right to offset under legally enforceable master netting arrangements to settle with the same counterparty on a net basis, including cash collateral posted and received and accrued interest.
(2)Mortgage commitment derivative amounts reflect where we have recognized both an asset and a liability with the same counterparty under an enforceable master netting arrangement but we have not elected to offset the related amounts in our consolidated balance sheets.

Notes to Consolidated Financial Statements | Netting Arrangements

Fannie Mae (In conservatorship) 2023 Form 10-K	F-66
(3)Represents collateral received that has not been recognized and not offset in our consolidated balance sheets as well as collateral posted which has been recognized but not offset in our consolidated balance sheets. Does not include collateral held or posted in excess of our exposure. The fair value of non-cash collateral we pledged which the counterparty was permitted to sell or repledge was $2.2 billion and
$2.1 billion as of December 31, 2023 and 2022, respectively. The fair value of non-cash collateral received was $65.5 billion and $69.5 billion, of which $55.4 billion and $28.7 billion could be sold or repledged as of December 31, 2023 and 2022, respectively. None of the underlying collateral was sold or repledged as of December 31, 2023 and 2022.
(4)Excludes derivative assets recognized in our consolidated balance sheets of $45 million and $3 million as of December 31, 2023 and
2022, and derivative liabilities recognized in our consolidated balance sheets of $13 million and $66 million as of December 31, 2023 and
2022, respectively, that were not subject to enforceable master netting arrangements.
(5)Includes $21.8 billion and $45.2 billion of securities purchased under agreements to resell classified as “Cash and cash equivalents” in our consolidated balance sheets as of December 31, 2023 and 2022, respectively. Includes $12.9 billion and $9.7 billion in securities purchased under agreements to resell classified as “Restricted cash and cash equivalents” in our consolidated balance sheets as of
December 31, 2023 and 2022, respectively.
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
The terms of our contracts for mortgage commitment derivatives are primarily governed by the Fannie Mae Single-
Family Selling Guide (“Selling Guide”), for Fannie Mae-approved lenders, or Master Securities Forward Transaction
Agreements (“MSFTA”), for counterparties that are not Fannie Mae-approved lenders. In the event of default by the counterparty, both the Selling Guide and the MSFTA allow us to terminate all outstanding transactions under the applicable agreement and offset all outstanding amounts related to the terminated transactions including collateral posted or received. Under the Selling Guide, upon a lender event of default, we generally may offset any amounts owed to a lender against any amounts a lender may owe us under any other existing agreement, regardless of whether or not such other agreements are in default or payments are immediately due.
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
In addition to these contractual relationships, we are also a clearing member of two divisions of Fixed Income Clearing
Corporation (“FICC”), a central counterparty (“CCP”). One FICC division clears our trades involving securities purchased under agreements to resell, securities sold under agreements to repurchase, and other non-mortgage related securities. The other division clears our forward purchase and sale commitments of mortgage-related securities, including dollar roll transactions. As a result of these trades, we are required to post initial and variation margin payments as well as settle certain positions each business day in cash. As a clearing member of FICC, we are exposed to the risk that the FICC or one or more of the CCP’s clearing members fails to perform its obligations as described below.
•A default by or the financial or operational failure of FICC would require us to replace transactions cleared through FICC, thereby increasing operational costs and potentially resulting in losses.
•We may also be exposed to losses if a clearing member of FICC defaults on its obligations as each clearing member is required to absorb a portion of those fellow-clearing member losses. As a result, we could lose the margin that we have posted to FICC. Moreover, our exposure could exceed the amount of margin that we

Notes to Consolidated Financial Statements | Netting Arrangements

Fannie Mae (In conservatorship) 2023 Form 10-K	F-67
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
Recurring Changes in Fair Value
The following tables display our assets and liabilities measured in our consolidated balance sheets at fair value on a recurring basis subsequent to initial recognition, including instruments for which we have elected the fair value option.

	Fair Value Measurements as of December 31, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
Recurring fair value measurements:	(Dollars in millions)
Assets:
Trading securities:
Mortgage-related	$—	$4,744	$26	$—	$4,770
Non-mortgage-related(2)	47,764	18	—	—	47,782
Total trading securities	47,764	4,762	26	—	52,552
Available-for-sale securities:
Agency(3)	—	46	331	—	377
Other mortgage-related	—	4	183	—	187
Total available-for-sale securities	—	50	514	—	564
Mortgage loans	—	2,838	477	—	3,315
Derivative assets	—	395	90	(283)	202
Total assets at fair value	$47,764	$8,045	$1,107	$(283)	$56,633

Liabilities:
Long-term debt:
Of Fannie Mae	$—	$493	$268	$—	$761
Of consolidated trusts	—	14,226	117	—	14,343
Total long-term debt	—	14,719	385	—	15,104
Derivative liabilities	—	3,327	13	(3,200)	140
Total liabilities at fair value	$—	$18,046	$398	$(3,200)	$15,244

Notes to Consolidated Financial Statements | Netting Arrangements

Fannie Mae (In conservatorship) 2023 Form 10-K	F-68

	Fair Value Measurements as of December 31, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
Recurring fair value measurements:	(Dollars in millions)
Assets:
Trading securities:
Mortgage-related	$—	$3,164	$47	$—	$3,211
Non-mortgage-related(2)	46,898	20	—	—	46,918
Total trading securities	46,898	3,184	47	—	50,129
Available-for-sale securities:
Agency(3)	—	55	371	—	426
Other mortgage-related	—	7	263	—	270
Total available-for-sale securities	—	62	634	—	696
Mortgage loans	—	3,102	543	—	3,645
Derivative assets	—	300	29	(154)	175
Total assets at fair value	$46,898	$6,648	$1,253	$(154)	$54,645

Liabilities:
Long-term debt:
Of Fannie Mae	$—	$919	$242	$—	$1,161
Of consolidated trusts	—	16,124	136	—	16,260
Total long-term debt	—	17,043	378	—	17,421
Derivative liabilities	—	4,764	66	(4,662)	168
Total liabilities at fair value	$—	$21,807	$444	$(4,662)	$17,589
(1)Derivative contracts are reported on a gross basis by level. The netting adjustment represents the effect of the legal right to offset under legally enforceable master netting arrangements to settle with the same counterparty on a net basis, including cash collateral posted and received.
(2)Primarily includes U.S. Treasury securities.
(3)Agency securities consist of securities issued by Fannie Mae, Freddie Mac, and Ginnie Mae.

Notes to Consolidated Financial Statements | Fair Value

Fannie Mae (In conservatorship) 2023 Form 10-K	F-69
The following tables display a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3). The tables also display gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recognized in our consolidated statements of operations and comprehensive income for Level 3 assets and liabilities.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Year Ended December 31, 2023
		Total Gains (Losses) (Realized/Unrealized)										Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of December 31, 2023(4)(5)	Net Unrealized Gains (Losses) Included in OCI Related to Assets and Liabilities Still Held as of December 31, 2023(1)
	Balance, December 31, 2022	Included in Net Income		Included in Total OCI (Loss)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3	Transfers into Level 3	Balance, December 31, 2023
	(Dollars in millions)
Trading securities:
Mortgage-related	$47	$(9)	(5)(6)	$—	$—	$—	$—	$(1)	$(20)	$9	$26	$(6)	$—

Available-for-sale securities:
Agency	$371	$—		$(10)	$—	$—	$—	$(29)	$(117)	$116	$331	$—	$(6)
Other mortgage- related	263	7		7	—	—	—	(95)	(1)	2	183	—	5
Total available-for- sale securities	$634	$7	(6)(7)	$(3)	$—	$—	$—	$(124)	$(118)	$118	$514	$—	$(1)

Mortgage loans	$543	$12	(5)(6)	$—	$—	$(1)	$—	$(79)	$(63)	$65	$477	$6	$—

Net derivatives	(37)	78	(5)	—	—	—	—	36	—	—	77	114	—

Long-term debt:
Of Fannie Mae	$(242)	$(26)	(5)	$—	$—	$—	$—	$—	$—	$—	$(268)	$(26)	$—
Of consolidated trusts	(136)	1	(5)(6)	—	—	—	—	17	53	(52)	(117)	1	—
Total long-term debt	$(378)	$(25)		$—	$—	$—	$—	$17	$53	$(52)	$(385)	$(25)	$—

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Year Ended December 31, 2022
		Total Gains (Losses) (Realized/Unrealized)										Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of December 31, 2022(4)(5)	Net Unrealized Gains (Losses) Included in OCI Related to Assets and Liabilities Still Held as of December 31, 2022(1)
	Balance, December 31, 2021	Included in Net Income		Included in Total OCI (Loss)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3	Transfers into Level 3	Balance, December 31, 2022
	(Dollars in millions)
Trading securities:
Mortgage-related	$57	$(8)	(5)(6)	$—	$—	$—	$—	$(1)	$(54)	$53	$47	$(6)	$—

Available-for-sale securities:
Agency	$431	$2		$(18)	$—	$—	$—	$(44)	$—	$—	$371	$—	$(14)
Other mortgage- related	322	(10)		(2)	—	—	—	(46)	(2)	1	263	—	(2)
Total available-for- sale securities	$753	$(8)	(6)(7)	$(20)	$—	$—	$—	$(90)	$(2)	$1	$634	$—	$(16)

Mortgage loans	$755	$(67)	(5)(6)	$—	$—	$(4)	$—	$(135)	$(82)	$76	$543	$(57)	$—

Net derivatives	131	(204)	(5)	—	—	—	—	36	—	—	(37)	(168)	—

Long-term debt:
Of Fannie Mae	$(373)	$131	(5)	$—	$—	$—	$—	$—	$—	$—	$(242)	$131	$—
Of consolidated trusts	(95)	6	(5)(6)	—	—	—	(86)	39	2	(2)	(136)	6	—
Total long-term debt	$(468)	$137		$—	$—	$—	$(86)	$39	$2	$(2)	$(378)	$137	$—

Notes to Consolidated Financial Statements | Fair Value

Fannie Mae (In conservatorship) 2023 Form 10-K	F-70

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Year Ended December 31, 2021
		Total Gains (Losses) (Realized/Unrealized)										Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of December 31, 2021(4)(5)	Net Unrealized Gains (Losses) Included in OCI Related to Assets and Liabilities Still Held as of December 31, 2021(1)
	Balance, December 31, 2020	Included in Net Income		Included in Total OCI (Loss)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3	Transfers into Level 3	Balance, December 31, 2021
	(Dollars in millions)
Trading securities:
Mortgage-related	$95	$(24)	(5)(6)	$—	$18	$—	$—	$—	$(165)	$133	$57	$—	$—

Available-for-sale securities:
Agency	$195	$1		$(1)	$—	$—	$—	$(33)	$(107)	$376	$431	$—	$2
Other mortgage- related	453	13		(6)	—	—	—	(138)	—	—	322	—	(1)
Total available-for- sale securities	$648	$14	(6)(7)	$(7)	$—	$—	$—	$(171)	$(107)	$376	$753	$—	$1

Mortgage loans	$861	$31	(5)(6)	$—	$89	$(66)	$—	$(194)	$(86)	$120	$755	$26	$—

Net derivatives	333	(209)	(5)	—	—	—	—	7	—	—	131	(202)	—

Long-term debt:
Of Fannie Mae	$(416)	$43	(5)	$—	$—	$—	$—	$—	$—	$—	$(373)	$43	$—
Of consolidated trusts	(83)	(1)	(5)(6)	—	—	—	—	16	20	(47)	(95)	(2)	—
Total long-term debt	$(499)	$42		$—	$—	$—	$—	$16	$20	$(47)	$(468)	$41	$—
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
(5)Gains (losses) are included in “Fair value gains, net” in our consolidated statements of operations and comprehensive income.
(6)Gains (losses) included in “Net interest income” in our consolidated statements of operations and comprehensive income includes amortization of cost basis adjustments.
(7)Gains (losses) are included in “Investment gains (losses), net” in our consolidated statements of operations and comprehensive income.

Notes to Consolidated Financial Statements | Fair Value

Fannie Mae (In conservatorship) 2023 Form 10-K	F-71
The following tables display valuation techniques and the range and the weighted average of significant unobservable inputs for our Level 3 assets and liabilities measured at fair value on a recurring basis, excluding instruments for which we have elected the fair value option. Changes in these unobservable inputs can result in significantly higher or lower fair value measurements of these assets and liabilities as of the reporting date.

	Fair Value Measurements as of December 31, 2023
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)(2)
	(Dollars in millions)
Recurring fair value measurements:
Trading securities:
Mortgage-related(3)	$26	Various

Available-for-sale securities:
Agency(3)	331	Consensus

Other mortgage-related	74	Discounted Cash Flow	Spreads (bps)	530.0	-	560.0	544.8
	9	Single Vendor
	100	Various
Total other mortgage-related	183
Total available-for-sale securities	$514
Net derivatives	$45	Dealer Mark
	32	Discounted Cash Flow
Total net derivatives	$77

	Fair Value Measurements as of December 31, 2022
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)(2)
	(Dollars in millions)
Recurring fair value measurements:
Trading securities:
Mortgage-related(3)	$47	Various

Available-for-sale securities:
Agency(3)	371	Consensus

Other mortgage-related	142	Discounted Cash Flow	Spreads (bps)	531.0	-	582.0	557.7
	96	Single Vendor
	25	Various
Total other mortgage-related	263
Total available-for-sale securities	$634

Net derivatives	$25	Dealer Mark
	(62)	Discounted Cash Flow
Total net derivatives	$(37)
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
(3)Includes Fannie Mae and Freddie Mac securities.
In our consolidated balance sheets certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when we evaluate loans for impairment). We held no Level 1 assets or liabilities that were measured at fair value on a nonrecurring basis as of December 31, 2023 or 2022. We held $42 million and
$30 million in Level 2 assets as of December 31, 2023 and 2022, respectively, composed of mortgage loans held for sale that were impaired. We had no Level 2 or Level 3 liabilities that were measured at fair value on a nonrecurring basis as of December 31, 2023 or 2022.

Notes to Consolidated Financial Statements | Fair Value

Fannie Mae (In conservatorship) 2023 Form 10-K	F-72
The following table displays valuation techniques for our Level 3 assets measured at fair value on a nonrecurring basis.

		Fair Value Measurements as of December 31,
	Valuation Techniques	2023	2022
		(Dollars in millions)
Nonrecurring fair value measurements:
Mortgage loans:(1)
Mortgage loans held for sale, at lower of cost or fair value	Consensus	$1,994	$1,571
	Single Vendor	—	92
Total mortgage loans held for sale, at lower of cost or fair value		1,994	1,663

Single-family mortgage loans held for investment, at amortized cost	Internal Model	407	1,636

Multifamily mortgage loans held for investment, at amortized cost	Appraisal	33	3
	Broker Price Opinion	769	614
	Internal Model	218	27
Total multifamily mortgage loans held for investment, at amortized cost		1,020	644

Acquired property, net:
Single-family	Accepted Offer	23	17
	Appraisal	43	65
	Internal Model	230	215
	Walk Forward	75	91
	Various	19	12
Total single-family		390	400

Multifamily	Various	182	119
Total nonrecurring assets at fair value		$3,993	$4,462
(1)When we measure impairment, including recoveries, based on the fair value of the loan or the underlying collateral and impairment is recorded on any component of the mortgage loan, including accrued interest receivable and amounts due from the borrower for advances of taxes and insurance, we present the entire fair value measurement amount with the corresponding mortgage loan.

Notes to Consolidated Financial Statements | Fair Value

Fannie Mae (In conservatorship) 2023 Form 10-K	F-73
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
U.S Treasury Securities and Futures
We classify securities whose values are based on quoted market prices in active markets for identical assets as Level 1 of the valuation hierarchy. These are comprised of US Treasury securities and futures which are classified as trading securities.
Level 1
Other Trading Securities and Available-for-Sale Securities
We classify securities in active markets as Level 2 of the valuation hierarchy if quoted market prices in active markets for identical assets are not available. For all valuation techniques used for securities where there is limited activity or less transparency around these inputs to the valuation, these securities are classified as Level 3 of the valuation hierarchy.
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
Other: Default pricing to par or par equivalent.
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
We estimate the fair value for a portion of our senior-subordinated trust structures using the prices at the security level as a proxy for estimating loan fair value. These loans are classified as Level 3 of the valuation hierarchy because significant inputs are unobservable.

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

Notes to Consolidated Financial Statements | Fair Value

Fannie Mae (In conservatorship) 2023 Form 10-K	F-74

Instruments	Valuation Techniques	Classification
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

Notes to Consolidated Financial Statements | Fair Value

Fannie Mae (In conservatorship) 2023 Form 10-K	F-75

Instruments	Valuation Techniques	Classification
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
Other: Default pricing to par or par equivalent.
The valuation methodology and inputs used in estimating the fair value of MBS assets are described under “Trading Securities and Available-for-Sale Securities.”
Level 2 and 3

Notes to Consolidated Financial Statements | Fair Value

Fannie Mae (In conservatorship) 2023 Form 10-K	F-76
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
therefore, the fair value of our financial assets and liabilities does not represent the underlying fair value of our total consolidated assets and liabilities.

	As of December 31, 2023
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment	Estimated Fair Value
	(Dollars in millions)
Financial assets:
Cash and cash equivalents, including restricted cash and cash equivalents	$68,706	$33,981	$34,725	$—	$—	$68,706
Securities purchased under agreements to resell	30,700	—	30,700	—	—	30,700
Trading securities	52,552	47,764	4,762	26	—	52,552
Available-for-sale securities	564	—	50	514	—	564
Mortgage loans held for sale	2,149	—	93	2,196	—	2,289
Mortgage loans held for investment, net of allowance for loan losses	4,133,482	—	3,571,555	130,022	—	3,701,577
Advances to lenders	1,389	—	1,389	—	—	1,389
Derivative assets at fair value	202	—	395	90	(283)	202
Guaranty assets and buy-ups	73	—	—	155	—	155
Total financial assets	$4,289,817	$81,745	$3,643,669	$133,003	$(283)	$3,858,134

Financial liabilities:
Short-term debt:
Of Fannie Mae	$17,314	$—	$17,317	$—	$—	$17,317
Long-term debt:
Of Fannie Mae	106,751	—	106,701	605	—	107,306
Of consolidated trusts	4,098,653	—	3,633,157	293	—	3,633,450
Derivative liabilities at fair value	140	—	3,327	13	(3,200)	140
Guaranty obligations	79	—	—	65	—	65
Total financial liabilities	$4,222,937	$—	$3,760,502	$976	$(3,200)	$3,758,278

Notes to Consolidated Financial Statements | Fair Value

Fannie Mae (In conservatorship) 2023 Form 10-K	F-77

	As of December 31, 2022
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment	Estimated Fair Value
	(Dollars in millions)
Financial assets:
Cash and cash equivalents, including restricted cash and cash equivalents	$87,841	$32,991	$54,850	$—	$—	$87,841
Securities purchased under agreements to resell	14,565	—	14,565	—	—	14,565
Trading securities	50,129	46,898	3,184	47	—	50,129
Available-for-sale securities	696	—	62	634	—	696
Mortgage loans held for sale	2,033	—	48	2,029	—	2,077
Mortgage loans held for investment, net of allowance for loan losses	4,112,403	—	3,437,979	171,857	—	3,609,836
Advances to lenders	1,502	—	1,502	—	—	1,502
Derivative assets at fair value	175	—	300	29	(154)	175
Guaranty assets and buy-ups	87	—	—	166	—	166
Total financial assets	$4,269,431	$79,889	$3,512,490	$174,762	$(154)	$3,766,987
Financial liabilities:
Short-term debt:
Of Fannie Mae	$10,204	$—	$10,208	$—	$—	$10,208
Long-term debt:
Of Fannie Mae	123,964	—	122,066	558	—	122,624
Of consolidated trusts	4,087,720	—	3,511,958	42,150	—	3,554,108
Derivative liabilities at fair value	168	—	4,764	66	(4,662)	168
Guaranty obligations	94	—	—	66	—	66
Total financial liabilities	$4,222,150	$—	$3,648,996	$42,840	$(4,662)	$3,687,174

Notes to Consolidated Financial Statements | Fair Value

Fannie Mae (In conservatorship) 2023 Form 10-K	F-78
The following is a description of the valuation techniques we use for fair value measurement of our financial instruments as well as our basis for classifying these measurements as Level 1, Level 2 or Level 3 of the valuation hierarchy in certain specific situations.

Instruments	Description	Classification
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
Level 1 and 2
Securities Sold/ Purchased Under Agreements to Repurchase/Resell
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
Level 3
Fair Value Option
We generally elect the fair value option on a financial instrument when the accounting guidance would otherwise require us to separately account for a derivative that is embedded in an instrument at fair value. Under the fair value option, we carry this type of instrument, in its entirety, at fair value instead of separately accounting for the derivative.
Interest income for the mortgage loans is recorded in “Interest income: Mortgage loans” and interest expense for the debt instruments is recorded in “Interest expense: Long-term debt” in our consolidated statements of operations and comprehensive income.

Notes to Consolidated Financial Statements | Fair Value

Fannie Mae (In conservatorship) 2023 Form 10-K	F-79
The following table displays the fair value and unpaid principal balance of the financial instruments for which we have made fair value elections.

	As of December 31,
	2023			2022
	Loans(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts	Loans(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts
	(Dollars in millions)
Fair value	$3,315	$761	$14,343	$3,645	$1,161	$16,260
Unpaid principal balance	3,442	731	14,383	3,835	1,145	16,311
(1)Includes nonaccrual loans with a fair value of $32 million and $40 million as of December 31, 2023 and 2022, respectively. Includes loans that are 90 days or more past due with a fair value of $31 million and $48 million as of December 31, 2023 and 2022, respectively.
Changes in Fair Value under the Fair Value Option Election
We recorded gains of $108 million, losses of $503 million and gains of $28 million for the years ended December 31,
2023, 2022 and 2021, respectively, from changes in the fair value of loans recorded at fair value in “Fair value gains, net” in our consolidated statements of operations and comprehensive income.
We recorded losses of $308 million, gains of $2.3 billion, and gains of $631 million for the years ended December 31,
2023, 2022 and 2021, respectively, from changes in the fair value of long-term debt recorded at fair value in “Fair value gains, net” in our consolidated statements of operations and comprehensive income.
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
In addition to the matters specifically described below, we are involved in a number of legal and regulatory proceedings that arise in the ordinary course of business that we do not expect will have a material impact on our business or financial condition.

Notes to Consolidated Financial Statements | Fair Value

Fannie Mae (In conservatorship) 2023 Form 10-K	F-80
Senior Preferred Stock Purchase Agreements Litigation
A consolidated class action (“In re Fannie Mae/Freddie Mac Senior Preferred Stock Purchase Agreement Class Action
Litigations”) and a non-class action lawsuit, Fairholme Funds v. FHFA, filed by Fannie Mae and Freddie Mac stockholders against us, FHFA as our conservator, and Freddie Mac are pending in the U.S. District Court for the District of Columbia. The lawsuits challenge the August 2012 amendment to each company’s senior preferred stock purchase agreement with Treasury.
Plaintiffs in these lawsuits allege that the net worth sweep dividend provisions of the senior preferred stock that were implemented pursuant to the August 2012 amendments nullified certain of the stockholders’ rights and caused them harm. Plaintiffs in the class action represent a class of Fannie Mae preferred stockholders and classes of Freddie Mac common and preferred stockholders. On September 23, 2022, the court issued a summary judgment ruling that permitted the plaintiffs in these lawsuits to present to a jury their claims for breach of the implied covenant of good faith and fair dealing. The cases were consolidated for trial and a trial commenced on October 17, 2022, but resulted in a mistrial after the jury could not reach a verdict. A second trial commenced on July 24, 2023. On August 14, 2023, the jury returned a verdict for the plaintiffs and awarded damages of $299.4 million to Fannie Mae preferred stockholders.
On October 24, 2023, the court awarded these stockholders prejudgment interest on the damage award, to be determined as simple interest, accruing from August 17, 2012 until the date on which judgment is entered at a fixed rate of 5% over the Federal Reserve discount rate as of August 17, 2012. We have determined the prejudgment interest through December 31, 2023 is $196 million. The parties will have an opportunity to file an appeal once the court enters a final judgment. We evaluated the jury verdict and the court’s award of prejudgment interest and have established an accrual for each, reflected as expense in “Other expenses, net” for the year ended December 31, 2023.
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
Some of these leases provide for payment by the lessee of property taxes, insurance premiums, cost of maintenance and other costs. Rent expenses for operating leases were $106 million, $101 million and $108 million for the years ended December 31, 2023, 2022 and 2021, respectively.
The following table summarizes by remaining maturity, non-cancelable future commitments related to loan and mortgage purchases, operating leases and other agreements.

	As of December 31, 2023
	Loans and Mortgage- Related Securities(1)	Operating Leases(2)	Other(3)
	(Dollars in millions)
2024	$17,775	$81	$180
2025	—	81	133
2026	—	79	103
2027	—	79	91
2028	—	78	68
Thereafter	—	367	—
Total	$17,775	$765	$575
(1)Primarily includes mortgage commitment derivatives.
(2)Includes amounts related to office buildings and equipment leases.
(3)Includes purchase commitments for certain telecommunications services, computer software and services, and other agreements and commitments.

Notes to Consolidated Financial Statements | Commitments and Contingencies

Fannie Mae (In conservatorship) 2023 Form 10-K	F-81