Form 10-Q
period 2024-03-31
FEDERAL NATIONAL MORTGAGE ASSOCIATION FANNIE MAE
filed 2024-04-30
CIK 310522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☑
As of April 12, 2024, there were 1,158,087,567 shares of common stock of the registrant outstanding.

Fannie Mae First Quarter 2024 Form 10-Q	i

Fannie Mae First Quarter 2024 Form 10-Q	ii

MD&A | About Fannie Mae
PART I—FINANCIAL INFORMATION
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in conjunction with our unaudited condensed consolidated financial statements and related notes in this report and the more detailed information in our annual report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”). You can find a “Glossary of Terms Used in This Report” in MD&A in our 2023 Form 10-K.
This report includes forward-looking statements based on management’s current expectations that are subject to significant uncertainties. Future events and our results may differ materially from those reflected in our forward-looking statements due to a variety of factors, including those discussed in “Forward-Looking Statements” and elsewhere in this report and in “Risk Factors” and elsewhere in our 2023 Form 10-K.
About Fannie Mae

Fannie Mae is a leading source of financing for residential mortgages in the United States. We provided $72.4 billion in liquidity to the mortgage market in the first quarter of 2024, which enabled the financing of approximately 280,000 home purchases, refinancings, and rental units.
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
We support both single-family and multifamily housing. Our Single-Family business provides financing for properties that have four or fewer residential units. Our Multifamily business provides financing for residential buildings with five or more units. As of December 31, 2023 (the latest date for which information is available), Fannie Mae owned or guaranteed an estimated 1 in 4 single-family mortgage loans in the United States and an estimated 21% of multifamily mortgage debt outstanding in the United States.
We provide a guaranty on the MBS that we issue. If a borrower fails to make a payment on a mortgage loan that is included in a Fannie Mae MBS, we pay the shortfall amount to the MBS investor. In exchange for providing this guaranty, we receive a guaranty fee. Guaranty fees are the primary source of our revenues.
Because we assume the credit risk for mortgage loans in our MBS, our earnings are affected by the credit performance of these loans. Credit risk management is therefore key to our business and financial results. To help manage our mortgage credit risk exposure, and in response to capital requirements, we transfer some of our credit risk exposure to third parties through credit risk transfer transactions and mortgage insurance. For a discussion of how we manage credit risk, see “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management” and “MD&A—Multifamily Business—Multifamily Mortgage Credit Risk Management” in this report and in our 2023 Form 10-K.
We are in conservatorship, with the Federal Housing Finance Agency (“FHFA”) as our conservator. During conservatorship, our Board has no fiduciary duties to the company or its stockholders, as they owe their fiduciary duties of care and loyalty solely to FHFA as conservator. Conservatorship and our agreements with the U.S. Department of the Treasury (“Treasury”) significantly restrict our business activities and stockholder rights. For more information about the impact of conservatorship and these agreements on our business, stockholders, and our uncertain future, see “Business—Conservatorship and Treasury Agreements” and “Risk Factors—GSE and Conservatorship Risk” in our 2023 Form 10-K.

Fannie Mae First Quarter 2024 Form 10-Q	1

MD&A | Executive Summary
Executive Summary

Please read this summary together with our MD&A, our condensed consolidated financial statements as of March 31, 2024 and the accompanying notes.
Overview of Financial Results
Summary of Financial Results
•Net revenues increased $246 million in the first quarter of 2024 compared with the first quarter of 2023.
•Net income increased $548 million for the first quarter of 2024 compared with the first quarter of 2023, primarily driven by a shift to benefit for credit losses on single-family mortgage loans and an increase in fair value gains.
•Net worth increased to $82.0 billion as of March 31, 2024 from $77.7 billion as of December 31, 2023.
For more information on the drivers of our financial results, see “Consolidated Results of Operations.”
Legislation and Regulation

The information in this section updates and supplements information regarding legislative, regulatory, conservatorship and other matters affecting our business set forth in “Business—Conservatorship and Treasury Agreements” and “Business—Legislation and Regulation” in our 2023 Form 10-K. Also see “Risk Factors” in our 2023 Form 10-K for discussions of risks relating to legislative and regulatory matters.
FHFA Fair Lending Rule
On April 29, 2024, FHFA published a final rule relating to fair lending, fair housing, and equitable housing finance plans. We are assessing the potential impact of the new rule on our business.

Fannie Mae First Quarter 2024 Form 10-Q	2

MD&A | Key Market Economic Indicators
Key Market Economic Indicators

In “MD&A—Key Market Economic Indicators” in our 2023 Form 10-K, we discuss how varying macroeconomic conditions can influence our financial results across different business and economic environments, and provide forecasts and expectations with respect to some of these macroeconomic conditions. Below we provide an update to these forecasts and expectations, as well as updates to certain macroeconomic information. Our forecasts and expectations are based on many assumptions, subject to many uncertainties and may change, perhaps substantially, from our current forecasts and expectations. See “Risk Factors” in our 2023 Form 10-K and “Forward-Looking Statements” in this report for a discussion of factors that could cause actual results to differ materially from our current forecasts and expectations.
Interest Rates
Selected Benchmark Interest Rates
(1)Refers to the U.S. weekly average fixed-rate mortgage rate according to Freddie Mac's Primary Mortgage Market Survey®. These rates are reported using the latest available data for a given period.
(2)According to Bloomberg.
(3)Refers to the daily rate per the Federal Reserve Bank of New York.
The average 30-year fixed-rate mortgage rate at the end of the first quarter of 2024 increased compared to the end of the fourth quarter of 2023.
Home Prices

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
Home prices on a national basis grew by an estimated 1.7% in the first quarter of 2024. We forecast national home price growth of 4.8% for the full year of 2024. We expect regional variation in the timing and rate of home price changes.

Fannie Mae First Quarter 2024 Form 10-Q	3

MD&A | Key Market Economic Indicators
Housing Activity
New Housing Starts(1)
(1)According to the U.S. Census Bureau and subject to revision.
Single-family housing starts increased slightly in the first quarter of 2024. We expect single-family housing starts to increase in 2024 compared to 2023 due to elevated demand for new single-family housing.
For further discussion on housing activity, see “Single-Family Business—Single-Family Mortgage Market” and “Multifamily Business—Multifamily Mortgage Market.”
Economic Activity
GDP, Unemployment Rate and Personal Consumption
(1)Real GDP growth (decline) and personal consumption growth (decline) are based on the quarterly series calculated by the Bureau of Economic Analysis and are subject to revision.
(2)According to the U.S. Bureau of Labor Statistics and subject to revision.
U.S. gross domestic product (“GDP”) increased in the first quarter of 2024. We expect that GDP will continue to grow in 2024, but at a slower pace than in 2023. The unemployment rate increased slightly in the first quarter of 2024, and we expect it to continue to increase modestly in the remainder of 2024. We expect our economic outlook will be influenced by a number of factors that are subject to change, such as the persistence of inflationary pressures, changes in monetary policy and the risk of financial market disruptions.
See “Risk Factors—Market and Industry Risk” and “Risk Factors—Credit Risk” in our 2023 Form 10-K for further discussion of risks to our business and financial results associated with interest rates, home prices, housing activity, and economic conditions.

Fannie Mae First Quarter 2024 Form 10-Q	4

MD&A | Consolidated Results of Operations
Consolidated Results of Operations

This section discusses our condensed consolidated results of operations and should be read together with our condensed consolidated financial statements and the accompanying notes.

Summary of Condensed Consolidated Results of Operations
	For the Three Months Ended March 31,

	2024	2023	Variance
	(Dollars in millions)
Net interest income	$7,023	$6,786	$237
Fee and other income(1)	72	63	9
Net revenues	7,095	6,849	246
Investment gains (losses), net	22	(67)	89
Fair value gains, net	480	204	276
Administrative expenses	(929)	(868)	(61)
Benefit (provision) for credit losses	180	(132)	312
TCCA fees(2)	(860)	(855)	(5)
Credit enhancement expense(3)	(419)	(341)	(78)
Change in expected credit enhancement recoveries(4)	63	120	(57)
Other expenses, net(5)	(199)	(130)	(69)
Income before federal income taxes	5,433	4,780	653
Provision for federal income taxes	(1,113)	(1,008)	(105)
Net income	$4,320	$3,772	$548
Total comprehensive income	$4,324	$3,772	$552
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
Net Interest Income
Overview
Our primary source of net interest income is guaranty fees we receive for assuming the credit risk on mortgage loans underlying Fannie Mae MBS held by third parties in our guaranty book of business. We also recognize net interest income on the difference between interest income earned on the assets in our retained mortgage portfolio and our corporate liquidity portfolio (collectively, our “portfolios”) and the interest expense associated with our funding debt. In addition, income or expense from hedge accounting is a component of our net interest income. See “MD&A—Consolidated Results of Operations—Net Interest Income” in our 2023 Form 10-K for a description of the components of our single-family and multifamily guaranty fees and the components of our net interest income from our guaranty book of business, portfolios, and hedge accounting.

Fannie Mae First Quarter 2024 Form 10-Q	5

MD&A | Consolidated Results of Operations
Components of Net Interest Income
The table below displays the components of our net interest income from our guaranty book of business, from our portfolios, as well as from hedge accounting.

Components of Net Interest Income
	For the Three Months Ended March 31,
	2024	2023	Variance
	(Dollars in millions)
Net interest income from guaranty book of business:
Base guaranty fee income(1)	$4,090	$3,992	$98
Base guaranty fee income related to TCCA(2)	860	855	5
Net deferred guaranty fee income(3)	777	781	(4)
Total net interest income from guaranty book of business	5,727	5,628	99
Net interest income from portfolios(4)	1,547	1,390	157
Expense from hedge accounting(5)	(251)	(232)	(19)
Total net interest income	$7,023	$6,786	$237
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
(5)For more information about our hedge accounting program, see “Note 9, Derivative Instruments.”
Net interest income increased in the first quarter of 2024 compared with the first quarter of 2023, primarily as a result of higher net interest income from portfolios and higher base guaranty fee income.
•Higher net interest income from portfolios. Higher net interest income from portfolios in the first quarter of 2024 compared with the first quarter of 2023 was primarily driven by slightly higher interest rates in the first quarter of 2024 than in the first quarter of 2023 on securities in our corporate liquidity portfolio, primarily securities purchased under agreements to resell. This was partially offset by higher interest expense on funding debt, also as a result of higher interest rates. See “Liquidity and Capital Management—Liquidity Management—Corporate Liquidity Portfolio” for more information about our corporate liquidity portfolio.
•Higher base guaranty fee income. Higher average charged guaranty fees on our single-family guaranty book of business was the primary driver of the increase in base guaranty fee income in the first quarter of 2024 compared with the first quarter of 2023.
Analysis of Unamortized Deferred Guaranty Fees
The following charts present information about the interest rates of the loans in our single-family conventional guaranty book of business as well as information about our deferred guaranty fees.
As shown in the chart below (on the left), nearly all of our single-family conventional guaranty book of business as of March 31, 2024 had an interest rate lower than the average 30-year fixed-rate mortgage rate. Per Freddie Mac’s Primary Mortgage Market Survey®, as of March 28, 2024, the U.S. weekly average interest rate for a single-family 30-year fixed-rate mortgage was 6.79%. Accordingly, even if interest rates decline meaningfully, most of the borrowers whose mortgage loans are in our single-family conventional guaranty book of business still would not be incentivized to refinance.
The other chart below (on the right) presents guaranty fees that will be amortized into deferred guaranty fee income in future periods, which we refer to as “unamortized deferred guaranty fees,” as described in “MD&A—Consolidated Results of Operations—Net Interest Income—Analysis of Unamortized Deferred Guaranty Fees” in our 2023 Form 10-K.

Fannie Mae First Quarter 2024 Form 10-Q	6

MD&A | Consolidated Results of Operations

Interest Rates of Single-Family Conventional Guaranty Book of Business Compared with Average 30-Year Fixed-Rate Mortgage Rate	Unamortized Deferred Guaranty Fees(1)
As of March 31, 2024	(Dollars in billions)

—	Represents the average 30-year fixed-rate mortgage rate as of March 28, 2024, according to Freddie Mac’s Primary Mortgage Market Survey®, the last published rate for the quarter ending March 31, 2024.	(1)	Represents the net unamortized cost basis adjustments (consisting of premiums and discounts on single-family and multifamily mortgage loans and debt of consolidated trusts) that will be recognized through deferred guaranty fee income over the remaining contractual life of the mortgage loans or debt. Although we are in a net premium position for both mortgage loans and debt of consolidated trusts, we have a greater amount of premiums with respect to debt of consolidated trusts. Primarily as a result of the upfront fees we charge, the net amortization of these cost basis adjustments will result in income.

—	Represents the percentage of single-family conventional guaranty book of business by select interest rate band based on the current interest rate of the mortgage loans.

Fannie Mae First Quarter 2024 Form 10-Q	7

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

Analysis of Net Interest Income and Yield(1)
	For the Three Months Ended March 31,
	2024			2023
	Average Balance	Interest Income/ (Expense)	Average Rates Earned/Paid	Average Balance	Interest Income/ (Expense)	Average Rates Earned/Paid
	(Dollars in millions)
Interest-earning assets:
Cash and cash equivalents(2)	$46,013	$621	5.40%	$61,591	$697	4.53%
Securities purchased under agreements to resell	45,582	622	5.46	36,748	418	4.55
Investments in securities(3)	53,887	300	2.23	54,240	284	2.09
Mortgage loans:
Mortgage loans of Fannie Mae	50,797	567	4.46	52,671	607	4.61
Mortgage loans of consolidated trusts	4,094,013	34,649	3.39	4,072,953	31,530	3.10
Total mortgage loans(4)	4,144,810	35,216	3.40	4,125,624	32,137	3.12
Advances to lenders	2,354	39	6.63	2,367	34	5.75
Total interest-earning assets	$4,292,646	$36,798	3.43%	$4,280,570	$33,570	3.14%
Interest-bearing liabilities:
Short-term funding debt	$14,717	$(195)	5.30%	$10,601	$(119)	4.49%
Long-term funding debt	101,996	(919)	3.60	118,454	(808)	2.73
CAS debt	2,641	(74)	11.21	5,139	(123)	9.57
Total debt of Fannie Mae	119,354	(1,188)	3.98	134,194	(1,050)	3.13
Debt securities of consolidated trusts held by third parties	4,088,684	(28,587)	2.80	4,077,130	(25,734)	2.52
Total interest-bearing liabilities	$4,208,038	$(29,775)	2.83%	$4,211,324	$(26,784)	2.54%
Net interest income/net interest yield		$7,023	0.65%		$6,786	0.63%
(1)    Includes the effects of discounts, premiums and other cost basis adjustments, including basis adjustments related to hedge accounting.
(2)    Prior to March 31, 2024, “Cash and cash equivalents” were previously reported within “Investments in securities.” The prior period has been updated to conform to the current period presentation. Cash equivalents are composed of overnight reverse repurchase agreements and U.S. Treasuries, if any, that have a maturity at the date of acquisition of three months or less.
(3)    Consists of: U.S. Treasuries not classified as cash equivalents; and mortgage-related securities.
(4)    Average balance includes mortgage loans on nonaccrual status. Interest income includes loan fees of $669 million and $664 million, respectively, for the first quarter of 2024 and first quarter of 2023. Loan fees primarily consist of yield maintenance revenue we recognized on the prepayment of multifamily mortgage loans and the amortization of upfront cash fees exchanged when we acquire the mortgage loan.

Fannie Mae First Quarter 2024 Form 10-Q	8

MD&A | Consolidated Results of Operations
Fair Value Gains, Net
The estimated fair value of our derivatives, trading securities and other financial instruments carried at fair value may fluctuate substantially from period to period because of changes in interest rates, the yield curve, mortgage and credit spreads and implied volatility, as well as activity related to these financial instruments.
The table below displays the components of our fair value gains and losses.

Fair Value Gains, Net
	For the Three Months Ended March 31,
	2024	2023
	(Dollars in millions)
Risk management derivatives fair value gains (losses) attributable to:
Net contractual interest expense on interest-rate swaps(1)	$(300)	$(381)
Net change in fair value during the period	633	187
Impact of hedge accounting(2)	147	(15)
Risk management derivatives fair value gains (losses), net	480	(209)
Mortgage commitment derivatives fair value gains (losses), net	207	(114)
Credit enhancement derivatives fair value losses, net	(15)	(15)
Total derivatives fair value gains (losses), net	672	(338)
Trading securities gains (losses), net	(261)	746
Long-term debt fair value gains (losses), net	111	(269)
Other, net(3)	(42)	65
Fair value gains, net	$480	$204
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
Fair value gains, net in the first quarter of 2024 were primarily driven by gains on risk management derivatives, mortgage commitment derivatives, and long-term debt of consolidated trusts held at fair value, primarily due to increasing interest rates. These gains were partially offset by the impact of declining prices of fixed-rate trading securities, also primarily driven by increasing interest rates.
Fair value gains, net in the first quarter of 2023 were primarily driven by gains on fixed-rate trading securities, primarily U.S. Treasuries, held in our corporate liquidity portfolio. Declines in interest rates during the quarter, particularly medium- and longer-term rates, drove higher prices on these securities. These gains were partially offset by losses on:
•long-term debt of consolidated trusts held at fair value as prices rose due to declining medium- and longer-term interest rates during the quarter; and
•risk management derivatives as interest expense accruals on our swap contracts increased due to rising short-term interest rates during the quarter.

Fannie Mae First Quarter 2024 Form 10-Q	9

MD&A | Consolidated Results of Operations
Benefit (Provision) for Credit Losses
The table below provides a quantitative analysis of the drivers of our single-family and multifamily benefit or provision for credit losses and the change in expected credit enhancement recoveries. Many of the drivers that contribute to our benefit or provision for credit losses overlap or are interdependent. The components shown below are based on internal allocation estimates. The benefit or provision for credit losses includes our benefit or provision for loan losses, accrued interest receivable losses, our guaranty loss reserves, and credit losses on our available-for-sale (“AFS”) debt securities. For purposes of this attribution table, credit losses on AFS securities are excluded.

Components of Benefit (Provision) for Credit Losses and Change in Expected Credit Enhancement Recoveries
	For the Three Months Ended March 31,
	2024	2023
	(Dollars in millions)
Single-family benefit for credit losses:
Changes in loan activity(1)	$(236)	$(350)
Redesignation of loans from held for investment (“HFI”) to held for sale (“HFS”)	(21)	—
Actual and forecasted home prices	720	380
Actual and projected interest rates	(177)	122
Other(2)	49	(105)
Single-family benefit for credit losses	335	47
Multifamily provision for credit losses:
Changes in loan activity(1)	(66)	(10)
Actual and projected interest rates	(64)	73
Actual and projected economic data(3)	83	(182)
Other(4)	(108)	(60)
Multifamily provision for credit losses	(155)	(179)
Total benefit (provision) for credit losses	$180	$(132)

Change in expected credit enhancement recoveries:(5)
Single-family	$(42)	$95
Multifamily	105	25
Change in expected credit enhancement recoveries	$63	$120
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
(2)Includes provision for allowance on accrued interest receivable and impacts of model enhancements. Also includes any benefit or provision for our guaranty loss reserves that are not separately included in the other components. Beginning with the period ended March 31, 2024, also includes the release of economic concessions related to loans previously designated as troubled debt restructurings (“TDRs”) that received loss mitigation arrangements during the period. The prior period has been updated to conform to the current period presentation.
(3)Primarily consists of changes attributed to projected property net operating income, actual and projected property values, and labor market forecasts.
(4)For the three months ended March 31, 2024, includes an adjustment of $150 million in provision to supplement model results relating to property value uncertainty.
(5)Beginning with the period ended December 31, 2023, “Change in expected credit enhancement recoveries” as presented in this table includes activity associated with both active and inactive loans. Previously, this presentation only included active loans. The prior period has been updated to conform to the current period presentation.

Fannie Mae First Quarter 2024 Form 10-Q	10

MD&A | Consolidated Results of Operations
Single-Family Benefit for Credit Losses
Our single-family benefit for credit losses in the first quarter of 2024 was primarily driven by a benefit from forecasted home price growth, partially offset by a provision from changes in loan activity and a provision from actual and projected interest rates, as described below:
•Benefit from actual and forecasted home price growth. During the first quarter of 2024, we observed stronger-than-expected forecasted home price appreciation. Higher home prices decrease the likelihood that loans will default and reduce the amount of losses on loans that do default, which impacts our estimate of losses and ultimately reduces our loss reserves and provision for credit losses. See “Key Market Economic Indicators” in our 2023 Form 10-K for additional information about how home prices affect our credit loss estimates. See “Key Market Economic Indicators” in this report for a discussion of home price growth and our home price forecast. Also see “Critical Accounting Estimates” in this report for more information about our home price forecast.
•Provision from changes in loan activity, which includes provision on newly acquired loans. This was primarily driven by the credit risk profile of our first quarter 2024 single-family acquisitions, which primarily consisted of purchase loans. Purchase loans generally have higher origination loan-to-value (“LTV”) ratios than refinance loans; therefore, purchase loans have a higher estimated risk of default and loss severity in the allowance than refinance loans and a correspondingly higher credit loss provision at the time of acquisition.
•Provision from actual and projected interest rates. Actual and projected interest rates increased in the first quarter of 2024 compared with our prior forecast. As mortgage rates increase, we expect a decrease in future prepayments on single-family loans. Lower expected prepayments extend the expected life of the loan, which increases our expectation of credit losses. See “Key Market Economic Indicators” in our 2023 Form 10-K for additional information about how interest rates affect our credit loss estimates. Also see “Critical Accounting Estimates” in this report for more information about our interest rate forecast.
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
•Provision from changes in loan activity, which includes provision on newly acquired loans. This was primarily driven by the credit risk profile of our first quarter 2023 single-family acquisitions, as described in our quarterly report on Form 10-Q for the quarter ended March 31, 2023.
Multifamily Provision for Credit Losses
Our multifamily provision for credit losses in the first quarter of 2024 was primarily driven by continued declines in actual and projected multifamily property values, which includes an adjustment of $150 million to supplement model results relating to property value uncertainty, as well as increases in actual and projected interest rates compared to our prior forecast. Actual multifamily property valuations decreased in the first quarter of 2024 driven by recent elevated interest rates and higher investor yield requirements. Our forecast of multifamily property value estimates further declines in the near term offset by a long-term improvement. In addition, reduced multifamily market transactions in the first quarter of 2024 have increased uncertainty around multifamily property valuations. These and other offsetting factors are included in “actual and projected interest rates,” “actual and projected economic data” and “other” in the table above. See “Multifamily Business—Multifamily Mortgage Market” for additional information about multifamily property valuations.
The primary factors that contributed to our multifamily provision for credit losses for the first quarter of 2023 were:
•Provision for actual and projected economic data, which was primarily driven by decreases in actual and projected multifamily property values. This resulted in higher estimated LTV ratios, which increased our estimate of expected credit losses.
•Provision from other, which primarily consisted of a provision relating to seniors housing loans in our multifamily guaranty book of business. In the first quarter of 2023, uncertainty related to our seniors housing loans remained elevated, including uncertainty related to adjustable-rate loans.
The impact of these factors was partially offset by the following, which reduced our multifamily provision for credit losses for the first quarter of 2023:
•Benefit from actual and projected interest rates. Actual and projected interest rates decreased in the first quarter of 2023, which reduced the probability of default resulting in a benefit for credit losses.

Fannie Mae First Quarter 2024 Form 10-Q	11

MD&A | Consolidated Balance Sheet Analysis
Consolidated Balance Sheet Analysis

This section discusses our condensed consolidated balance sheets and should be read together with our condensed consolidated financial statements and the accompanying notes.

Summary of Condensed Consolidated Balance Sheets
	As of
	March 31, 2024	December 31, 2023	Variance
	(Dollars in millions)
Assets
Cash and cash equivalents	$12,524	$35,817	$(23,293)
Restricted cash and cash equivalents	20,730	32,889	(12,159)
Securities purchased under agreements to resell(1)	73,725	30,700	43,025
Investments in securities, at fair value	49,896	53,116	(3,220)
Mortgage loans:
Of Fannie Mae	48,473	50,325	(1,852)
Of consolidated trusts	4,089,024	4,094,036	(5,012)
Allowance for loan losses	(8,379)	(8,730)	351
Mortgage loans, net of allowance for loan losses	4,129,118	4,135,631	(6,513)
Deferred tax assets, net	11,525	11,681	(156)
Other assets	26,301	25,603	698
Total assets	$4,323,819	$4,325,437	$(1,618)
Liabilities and equity
Debt:
Of Fannie Mae	$118,401	$124,065	$(5,664)
Of consolidated trusts	4,098,173	4,098,653	(480)
Other liabilities	25,239	25,037	202
Total liabilities	4,241,813	4,247,755	(5,942)
Fannie Mae stockholders’ equity:
Senior preferred stock	120,836	120,836	—
Other net deficit	(38,830)	(43,154)	4,324
Total equity	82,006	77,682	4,324
Total liabilities and equity	$4,323,819	$4,325,437	$(1,618)
(1)    Securities purchased under agreements to resell includes $13,650 million and $0 million as of March 31, 2024 and December 31, 2023, respectively, related to consolidated trusts.
Cash and Cash Equivalents and Restricted Cash and Cash Equivalents
Cash and cash equivalents and restricted cash and cash equivalents decreased from December 31, 2023 to March 31, 2024, primarily driven by funds being invested in securities purchased under agreements to resell rather than funds being invested in cash and cash equivalents and restricted cash and cash equivalents as of March 31, 2024. See “Liquidity and Capital Management—Liquidity Management—Cash Flows” for additional information on our cash activity in the first quarter of 2024.
Securities Purchased Under Agreements to Resell
Securities purchased under agreements to resell increased from December 31, 2023 to March 31, 2024, primarily driven by funds being invested in securities purchased under agreements to resell rather than funds being invested in cash and cash equivalents and restricted cash and cash equivalents as of March 31, 2024.
Mortgage Loans, Net of Allowance
The mortgage loans reported in our condensed consolidated balance sheets are classified as either HFS or HFI and include loans owned by Fannie Mae and loans held in consolidated trusts.
Mortgage loans, net of allowance for loan losses decreased from December 31, 2023 to March 31, 2024, driven primarily by loan paydowns, liquidations and sales outpacing acquisitions during the first quarter of 2024.

Fannie Mae First Quarter 2024 Form 10-Q	12

MD&A | Consolidated Balance Sheet Analysis
For additional information on our mortgage loans, see “Note 4, Mortgage Loans,” and for additional information on changes in our allowance for loan losses, see “Note 5, Allowance for Loan Losses.”
Debt
The decrease in debt of Fannie Mae from December 31, 2023 to March 31, 2024 was due to redemptions outpacing new issuances. The decrease in debt of consolidated trusts from December 31, 2023 to March 31, 2024 was primarily driven by liquidations of Fannie Mae MBS outpacing issuances. See “Liquidity and Capital Management—Liquidity Management—Debt Funding” for a summary of activity in debt of Fannie Mae and information on our outstanding short-term and long-term debt. Also see “Note 8, Short-Term and Long-Term Debt” for additional information on our total outstanding debt.
Stockholders’ Equity
Our stockholders’ equity (also referred to as our net worth) increased to $82.0 billion as of March 31, 2024, compared with $77.7 billion as of December 31, 2023, due to the $4.3 billion in comprehensive income recognized during the first quarter of 2024.
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
•Loss mitigation supports our loss mitigation efforts through the purchase of delinquent loans from our MBS trusts.
•Other represents assets that were previously purchased for investment purposes.

Fannie Mae First Quarter 2024 Form 10-Q	13

MD&A | Retained Mortgage Portfolio
The table below displays the components of our retained mortgage portfolio. Based on the nature of the asset, these balances are included in either “Investments in securities, at fair value” or “Mortgage loans, net of allowance for loan losses” in our “Summary of Condensed Consolidated Balance Sheets” table above.

Retained Mortgage Portfolio
	As of
	March 31, 2024	December 31, 2023
	(Dollars in millions)
Lender liquidity:
Agency securities(1)	$22,484	$27,823
Mortgage loans	6,087	7,101
Total lender liquidity	28,571	34,924
Loss mitigation mortgage loans(2)	39,193	38,634
Other:
Reverse mortgage loans and securities(3)	5,056	5,953
Other mortgage loans and securities(4)	2,774	3,683
Total other	7,830	9,636
Total retained mortgage portfolio	$75,594	$83,194

Retained mortgage portfolio by segment:
Single-family mortgage loans and mortgage-related securities	$69,973	$77,357
Multifamily mortgage loans and mortgage-related securities	$5,621	$5,837
(1)Consists of Fannie Mae, Freddie Mac and Ginnie Mae mortgage-related securities, including Freddie Mac securities guaranteed by Fannie Mae. Excludes Fannie Mae and Ginnie Mae reverse mortgage securities and Fannie Mae-wrapped private-label securities.
(2)Includes single-family loans on nonaccrual status of $8.6 billion and $8.1 billion as of March 31, 2024 and December 31, 2023, respectively. Also includes multifamily loans on nonaccrual status of $2.2 billion and $2.0 billion as of March 31, 2024 and December 31, 2023, respectively.
(3)Includes Fannie Mae and Ginnie Mae reverse mortgage securities. We stopped acquiring newly originated reverse mortgage loans in 2010.
(4)    Other mortgage loans primarily include multifamily loans on accrual status and single-family loans that are not included in the loss mitigation or lender liquidity categories. Other mortgage securities primarily include private-label securities and mortgage revenue bonds.
The amount of mortgage assets that we may own is capped at $225 billion under the terms of our senior preferred stock purchase agreement with Treasury. In addition, we are currently required to cap our mortgage assets at $202.5 billion per instructions from FHFA.
We include 10% of the notional value of the interest-only securities we hold in calculating the size of the retained mortgage portfolio for the purpose of determining compliance with the senior preferred stock purchase agreement mortgage assets cap and associated FHFA instructions. As of March 31, 2024, 10% of the notional value of our interest-only securities was $1.6 billion, which is not included in the table above.
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
In support of our loss mitigation strategies, we purchased $2.9 billion of loans from our single-family MBS trusts in the first quarter of 2024, the substantial majority of which were delinquent, compared with $2.1 billion of loans purchased from single-family MBS trusts in the first quarter of 2023.
Guaranty Book of Business

Our “guaranty book of business” consists of:
•Fannie Mae MBS outstanding, excluding the portions of any structured securities we issue that are backed by Freddie Mac securities;
•mortgage loans of Fannie Mae held in our retained mortgage portfolio; and

Fannie Mae First Quarter 2024 Form 10-Q	14

MD&A | Guaranty Book of Business
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
The table below displays the composition of our guaranty book of business based on unpaid principal balance.

Composition of Fannie Mae Guaranty Book of Business
	As of
	March 31, 2024			December 31, 2023
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Conventional guaranty book of business(1)	$3,638,737	$477,795	$4,116,532	$3,647,344	$471,812	$4,119,156
Government guaranty book of business(2)	7,124	515	7,639	7,901	520	8,421
Guaranty book of business	3,645,861	478,310	4,124,171	3,655,245	472,332	4,127,577
Freddie Mac securities guaranteed by Fannie Mae(3)	212,233	—	212,233	215,605	—	215,605
Total Fannie Mae guarantees	$3,858,094	$478,310	$4,336,404	$3,870,850	$472,332	$4,343,182
(1)Refers to mortgage loans and mortgage-related securities that are not guaranteed or insured, in whole or in part, by the U.S. government.
(2)Refers to mortgage loans and mortgage-related securities guaranteed or insured, in whole or in part, by the U.S. government.
(3)Consists of off-balance sheet arrangements of approximately (i) $176.8 billion and $179.6 billion in unpaid principal balance of Freddie Mac-issued UMBS backing Fannie Mae-issued Supers as of March 31, 2024 and December 31, 2023, respectively; and (ii) $35.4 billion and $36.0 billion in unpaid principal balance of Freddie Mac securities backing Fannie Mae-issued REMICs as of March 31, 2024 and December 31, 2023, respectively. See “Liquidity and Capital Management—Liquidity Management—Off-Balance Sheet Arrangements” for more information regarding our maximum exposure to loss on consolidated Fannie Mae MBS and Freddie Mac securities.
The Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended (the “GSE Act”), requires us to set aside each year an amount equal to 4.2 basis points of the unpaid principal balance of our new business purchases and to pay this amount to specified U.S. Department of Housing and Urban Development (“HUD”) and Treasury funds in support of affordable housing. In March 2024, we paid $155 million to the funds based on our new business purchases in 2023. For the first quarter of 2024, we recognized an expense of $30 million related to this obligation based on $72.4 billion in new business purchases during the period. We expect to pay this amount to the funds in 2025, plus additional amounts to be accrued based on our new business purchases in the remaining nine months of 2024.

Fannie Mae First Quarter 2024 Form 10-Q	15

MD&A | Business Segments
Business Segments

We have two reportable business segments: Single-Family and Multifamily. The chart below displays net revenues and net income for each of our business segments for the first quarter of 2024 compared with the first quarter of 2023. Net revenues consist of net interest income and fee and other income.
Business Segment Net Revenues and Net Income
(Dollars in billions)
In the following sections, we describe each segment’s business metrics, financial results and credit performance.
Single-Family Business

This section supplements and updates information regarding our Single-Family business segment in our 2023 Form 10-K. See “MD&A—Single-Family Business” in our 2023 Form 10-K for additional information regarding the primary business activities, lenders, investors and competition of our Single-Family business.
Single-Family Mortgage Market
Housing activity increased in the first quarter of 2024 compared with the fourth quarter of 2023. Total existing home sales averaged 4.19 million units annualized in the first quarter of 2024, compared with 3.88 million units in the fourth quarter of 2023, according to data from the National Association of REALTORS®. According to the U.S. Census Bureau, new single-family home sales averaged an annualized rate of approximately 667,000 units in the first quarter of 2024, compared with approximately 644,000 units in the fourth quarter of 2023.
The average 30-year fixed mortgage rate was 6.79% as of March 28, 2024, compared with 6.61% as of December 28, 2023, and averaged 6.75% in the first quarter of 2024, compared with 7.30% in the fourth quarter of 2023, according to Freddie Mac’s Primary Mortgage Market Survey®.
Single-family mortgage market originations increased modestly from an estimated $323 billion in the first quarter of 2023 to an estimated $330 billion in the first quarter of 2024. According to the April forecast from our Economic and Strategic Research Group, total originations in the U.S. single-family mortgage market in 2024 are forecasted to increase from 2023 levels by approximately 23%, from an estimated $1.47 trillion in 2023 to $1.81 trillion in 2024, and the amount of refinance originations in the U.S. single-family mortgage market are forecasted to increase from an estimated $248 billion in 2023 to $415 billion in 2024. Our Economic and Strategic Research Group’s April forecast is based on data available as of April 11, 2024. See “Key Market Economic Indicators” in our 2023 Form 10-K for additional discussion of how housing activity can affect our financial results and the uncertainties that may affect our forecasts and expectations.

Fannie Mae First Quarter 2024 Form 10-Q	16

MD&A | Single-Family Business | Single-Family Mortgage-Related Securities Issuances Share
Single-Family Mortgage-Related Securities Issuances Share
Our single-family Fannie Mae MBS issuances were $65.1 billion for the first quarter of 2024, compared with $68.2 billion for the first quarter of 2023. Based on the latest data available, the charts below display our estimated share of single-family mortgage-related securities issuances as compared with that of our primary competitors for the issuance of single-family mortgage-related securities for the periods indicated.
Single-Family Mortgage-Related Securities Issuances Share

Ginnie Mae	Private-label securities

Fannie Mae	Freddie Mac

For several quarters, we have faced increased competition for the acquisition of single-family mortgage assets in a market environment of low overall single-family loan origination volumes. As discussed in our 2023 Form 10-K in “MD&A—Single-Family Business—Single-Family Competition,” competition in the secondary mortgage market impacts our acquisitions of single-family mortgage assets.
Decisions regarding the pricing and acquisition of single-family loans incorporate several different, and sometimes competing, factors, including regulatory requirements relating to capital, UMBS prepayment rates, and single-family housing goals. We must consider these requirements, as well as the competitive market environment described above, when pricing and acquiring single-family mortgage loans. For a discussion of factors that affect or could affect our business, our competitive environment, demand for our MBS, or the liquidity and market value of our MBS, as well as the risks associated with our conservatorship, our capital requirements relative to that of our primary competitor, our housing goals, the UMBS market and the performance of our MBS, see “Business—Conservatorship and Treasury Agreements,” “Business—Legislation and Regulation,” “Risk Factors” and “MD&A—Single-Family Business—Single-Family Competition” in our 2023 Form 10-K.

Fannie Mae First Quarter 2024 Form 10-Q	17

MD&A | Single-Family Business | Single-Family Business Metrics
Single-Family Business Metrics
Select Business Metrics
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

(1)    For information reported in this “Single-Family Business” section, our single-family conventional guaranty book of business is measured using the unpaid principal balance of our mortgage loans underlying Fannie Mae MBS outstanding. By contrast, the single-family conventional guaranty book of business presented in the “Composition of Fannie Mae Guaranty Book of Business” table in the “Guaranty Book of Business” section is based on the unpaid principal balance of the Fannie Mae MBS outstanding, rather than the unpaid principal balance of the underlying mortgage loans. These amounts differ primarily as a result of payments we receive on underlying loans that have not yet been paid to the MBS holders or instances where we have advanced missed borrower payments on mortgage loans to make required distributions to related MBS holders. As measured for purposes of the information reported in this section, our single-family conventional guaranty book of business was $3,625.6 billion as of March 31, 2024 and $3,636.7 billion as of December 31, 2023.
(2)    Excludes the impact of a 10 basis point guaranty fee increase implemented pursuant to the TCCA, the incremental revenue from which is paid to Treasury and not retained by us.
(3)    Our single-family conventional guaranty book of business primarily consists of single-family conventional mortgage loans underlying Fannie Mae MBS outstanding. It also includes single-family conventional mortgage loans of Fannie Mae held in our retained mortgage portfolio, and other credit enhancements that we provide on single-family conventional mortgage assets. Our single-family conventional guaranty book of business does not include: (a) mortgage loans guaranteed or insured, in whole or in part, by the U.S. government; (b) Freddie Mac-acquired mortgage loans underlying Freddie Mac-issued UMBS that we have resecuritized; or (c) non-Fannie Mae single-family mortgage-related securities held in our retained mortgage portfolio for which we do not provide a guaranty. Our average single-family conventional guaranty book of business is based on quarter-end balances.
Our single-family conventional loan acquisition volumes remained near historically low levels in the first quarter of 2024. Due to continued high interest rates in the first quarter of 2024, few borrowers could benefit from refinancing, resulting in low refinance volumes. In addition, housing affordability constraints and limited supply continued to put downward pressure on the volume of purchase loans we acquired.
Average charged guaranty fee on newly acquired conventional single-family loans is a metric management uses to measure the amount we earn as compensation for the credit risk we manage and to assess our return. Average charged guaranty fee represents, on an annualized basis, the average of the base guaranty fees charged during the period for our single-family conventional guaranty arrangements, which we receive monthly over the life of the loan, plus the recognition of any upfront cash payments, including loan-level price adjustments, based on an estimated average life at the time of acquisition.
Our average charged guaranty fee on newly acquired conventional single-family loans, net of TCCA fees, increased in the first quarter of 2024 compared with the first quarter of 2023, primarily as a result of higher base guaranty fees charged on new acquisitions.

Fannie Mae First Quarter 2024 Form 10-Q	18

MD&A | Single-Family Business | Single-Family Business Financial Results
Single-Family Business Financial Results
This section provides a discussion of the primary components of net income for our Single-Family Business. This information complements the discussion of financial results in “Consolidated Results of Operations.”

Single-Family Business Financial Results(1)
	For the Three Months Ended March 31,
	2024	2023	Variance
	(Dollars in millions)
Net interest income(2)	$5,874	$5,672	$202
Fee and other income	55	48	7
Net revenues	5,929	5,720	209
Investment gains (losses), net	13	(71)	84
Fair value gains, net	484	166	318
Administrative expenses	(777)	(720)	(57)
Benefit for credit losses	335	47	288
TCCA fees(2)	(860)	(855)	(5)
Credit enhancement expense	(353)	(287)	(66)
Change in expected credit enhancement recoveries(3)	(42)	95	(137)
Other expenses, net(4)	(176)	(116)	(60)
Income before federal income taxes	4,553	3,979	574
Provision for federal income taxes	(946)	(847)	(99)
Net income	$3,607	$3,132	$475
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
Net Interest Income
The increase in single-family net interest income for the first quarter of 2024 compared with the first quarter of 2023 was primarily as a result of higher net interest income from portfolios and higher base guaranty fee income.
The drivers of net interest income for the Single-Family segment are consistent with the drivers of net interest income in our condensed consolidated statements of operations and comprehensive income. See “Consolidated Results of Operations—Net Interest Income” for more information on the factors that impact our single-family net interest income.
Fair Value Gains, Net
Fair value gains, net in the first quarter of 2024 were primarily driven by gains on risk management derivatives, mortgage commitment derivatives, and long-term debt of consolidated trusts held at fair value, primarily due to increasing interest rates. These gains were partially offset by the impact of declining prices of fixed-rate trading securities, also primarily driven by increasing interest rates.
Fair value gains, net in the first quarter of 2023 were primarily driven by gains on fixed-rate trading securities, primarily U.S. Treasuries, held in our corporate liquidity portfolio. These gains were partially offset by losses in the fair value of long-term debt of consolidated trusts held at fair value and risk management derivatives.
The drivers of fair value gains, net for the Single-Family segment are consistent with the drivers of fair value gains, net in our condensed consolidated statements of operations and comprehensive income, which we discuss in “Consolidated Results of Operations—Fair Value Gains, Net.”

Fannie Mae First Quarter 2024 Form 10-Q	19

MD&A | Single-Family Business | Single-Family Business Financial Results
Benefit for Credit Losses
Our single-family benefit for credit losses in the first quarter of 2024 was primarily driven by a benefit from forecasted home price growth, partially offset by a provision from changes in loan activity and a provision from actual and projected interest rates.
We recognized a modest single-family benefit for credit losses in the first quarter of 2023, primarily driven by a benefit from improvements in actual and forecasted home prices, substantially offset by a provision on newly acquired loans.
See “Consolidated Results of Operations—Benefit (Provision) for Credit Losses” for more information on the primary factors that contributed to our single-family benefit for credit losses.
Single-Family Mortgage Credit Risk Management
This section updates our discussion of single-family mortgage credit risk management in our 2023 Form 10-K. For additional information on our single-family acquisition and servicing policies, underwriting and servicing standards, quality control process, repurchase requests, and representation and warranty framework, see “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management” in our 2023 Form 10-K.
Single-Family Acquisition and Servicing Policies and Underwriting and Servicing Standards
Desktop Underwriter Update
As part of our comprehensive risk management approach, we periodically update our proprietary automated underwriting system, Desktop Underwriter® (“DU®”), to reflect changes to our underwriting and eligibility guidelines. In March 2024, we implemented updates to DU to allow lenders to use a single 12-month asset verification report in the DU validation service to identify recurring deposits in the applicant’s digital bank statement data to automatically validate income and employment, as well as assets, in one step. The same report also can be used to identify and consider the applicant’s positive rent payment and cash flow history. We believe this update may help lenders improve operational efficiency and lower costs, as well as potentially increase the number of borrowers that receive an approve/eligible recommendation in DU by assessing eligibility through rent payment identification and cash flow assessment. We will continue to closely monitor loan acquisitions and market conditions and, as appropriate, make changes to DU, including its eligibility criteria, so that the loans we acquire are consistent with our risk appetite and mission.
New Credit Score Models and Credit Report Requirements
Fannie Mae uses credit scores to establish a minimum credit threshold for mortgage lending, provide a foundation for risk-based pricing, and support disclosures to investors. We currently use the “classic FICO® Score” from Fair Isaac Corporation as our credit score model, which FHFA has approved.
In October 2022, FHFA announced the validation and approval of two new credit score models for use by Fannie Mae and Freddie Mac: the FICO® Score 10 T credit score model and the VantageScore® 4.0 credit score model. Once implemented, lenders will be required to deliver both FICO Score 10 T and VantageScore 4.0 credit scores with each loan sold to us when available, replacing the classic FICO Score model. FHFA also announced in October 2022 that Fannie Mae and Freddie Mac will work toward changing the requirement that lenders provide credit reports from all three nationwide consumer reporting agencies. Instead, we will require lenders to provide credit reports from at least two of the three nationwide consumer reporting agencies (referred to as the new bi-merge credit reporting requirements).
In February 2024, FHFA announced updates regarding the implementation of the new credit score requirements for loans acquired by Fannie Mae and Freddie Mac, as well as the new bi-merge credit reporting requirements. FHFA announced that the implementation dates for both new requirements would be aligned and expected to occur in the fourth quarter of 2025. FHFA also announced that, to better support market participants with this transition, Fannie Mae and Freddie Mac will accelerate the publication of VantageScore 4.0 historical data to early in the third quarter of 2024. The FHFA Director stated that synchronizing bi-merge credit reporting with the implementation of the new credit score model requirements will reduce complexity for market participants.

Fannie Mae First Quarter 2024 Form 10-Q	20

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
Single-Family Guaranty Book Diversification and Monitoring
The following table displays our single-family conventional business volumes and our single-family conventional guaranty book of business, based on certain key risk characteristics that we use to evaluate the risk profile and credit quality of our single-family loans. For a description of the key risk characteristics of our single-family conventional guaranty book of business, see “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Guaranty Book Diversification and Monitoring—Overview” in our 2023 Form 10-K.
We provide additional information on the credit characteristics of our single-family loans in quarterly financial supplements, which we furnish to the Securities and Exchange Commission (the “SEC”) with current reports on Form 8-K and make available on our website. Information in our quarterly financial supplements is not incorporated by reference into this report.

Fannie Mae First Quarter 2024 Form 10-Q	21

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management

Key Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business(1)
	Percent of Single-Family Conventional Business Volume at Acquisition(2)		Percent of Single-Family Conventional Guaranty Book of Business(3) As of
	For the Three Months Ended March 31,
	2024	2023	March 31, 2024	December 31, 2023
Original LTV ratio:(4)
<= 60%	16%	15%	25%	25%
60.01% to 70%	10	9	14	14
70.01% to 80%	33	33	33	33
80.01% to 90%	16	16	11	11
90.01% to 95%	18	21	12	12
95.01% to 100%	7	6	4	4
Greater than 100%	—	—	1	1
Total	100%	100%	100%	100%
Weighted average	78%	79%	73%	73%
Average loan amount	$325,938	$313,986	$207,933	$207,883
Loan count (in thousands)	191	215	17,437	17,494
Estimated mark-to-market LTV ratio:(5)
<= 60%			68%	68%
60.01% to 70%			13	14
70.01% to 80%			10	10
80.01% to 90%			6	5
90.01% to 100%			3	3
Greater than 100%			*	*
Total			100%	100%
Weighted average			51%	51%
FICO credit score at origination:(6)
< 620	* %	* %	* %	* %
620 to < 660	2	3	4	4
660 to < 680	3	3	4	4
680 to < 700	5	7	6	6
700 to < 740	19	22	20	20
>= 740	71	65	66	66
Total	100%	100%	100%	100%
Weighted average	757	751	753	753
Debt-to-income (“DTI”) ratio at origination:(7)
<= 43%	63%	62%	75%	75%
43.01% to 45%	10	11	9	9
Greater than 45%	27	27	16	16
Total	100%	100%	100%	100%
Weighted average	38%	38%	35%	35%

Fannie Mae First Quarter 2024 Form 10-Q	22

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management

	Percent of Single-Family Conventional Business Volume at Acquisition(2)		Percent of Single-Family Conventional Guaranty Book of Business(3) As of
	For the Three Months Ended March 31,
	2024	2023	March 31, 2024	December 31, 2023
Product type:
Fixed-rate:(8)
Long-term	97%	94%	88%	87%
Intermediate-term	2	4	11	12
Total fixed-rate	99	98	99	99
Adjustable-rate	1	2	1	1
Total	100%	100%	100%	100%
Number of property units:
1 unit	97%	98%	98%	98%
2-4 units	3	2	2	2
Total	100%	100%	100%	100%
Property type:
Single-family homes	91%	91%	91%	91%
Condo/Co-op	9	9	9	9
Total	100%	100%	100%	100%
Occupancy type:
Primary residence	92%	91%	91%	91%
Second/vacation home	2	3	3	3
Investor	6	6	6	6
Total	100%	100%	100%	100%
Loan purpose:
Purchase	85%	84%	45%	45%
Cash-out refinance	9	11	20	20
Other refinance	6	5	35	35
Total	100%	100%	100%	100%
Geographic concentration:(9)
Midwest	15%	13%	14%	14%
Northeast	14	12	16	16
Southeast	27	28	23	23
Southwest	23	24	19	19
West	21	23	28	28
Total	100%	100%	100%	100%
Origination year:
2018 and prior			21%	21%
2019			4	4
2020			23	24
2021			30	30
2022			13	13
2023			8	8
2024			1	—
Total			100%	100%
*    Represents less than 0.5% of single-family conventional business volume or guaranty book of business.
(1)Second-lien mortgage loans held by third parties are not reflected in the original LTV or the estimated mark-to-market LTV ratios in this table.

Fannie Mae First Quarter 2024 Form 10-Q	23

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
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
For a discussion of factors that may impact the volume and credit characteristics of loans we acquire in the future, see “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Guaranty Book Diversification and Monitoring” in our 2023 Form 10-K. In this section of our 2023 Form 10-K, we also provide more information on the credit characteristics of loans in our single-family conventional guaranty book of business, including high-balance loans and adjustable-rate mortgages.
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
Our approved monoline mortgage insurers’ financial ability and willingness to pay claims is an important determinant of our overall credit risk exposure. For a discussion of our exposure to and management of the counterparty credit risk associated with the providers of these credit enhancements, see “MD&A—Risk Management—Institutional Counterparty Credit Risk Management” and “Note 14, Concentrations of Credit Risk” in our 2023 Form 10-K and “Note 11, Concentrations of Credit Risk” in this report. Also see “Risk Factors—Credit Risk” in our 2023 Form 10-K.
The table below displays information about loans in our single-family conventional guaranty book of business covered by one or more forms of credit enhancement, including mortgage insurance or a credit risk transfer transaction. For a description of primary mortgage insurance and the other types of credit enhancements specified in the table, see “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Credit Enhancement and Transfer of Mortgage Credit Risk” in our 2023 Form 10-K.

Single-Family Loans with Credit Enhancement
	As of
	March 31, 2024		December 31, 2023
	Unpaid Principal Balance	Percentage of Single-Family Conventional Guaranty Book of Business	Unpaid Principal Balance	Percentage of Single-Family Conventional Guaranty Book of Business
	(Dollars in billions)
Primary mortgage insurance and other	$759	21%	$763	21%
Connecticut Avenue Securities	860	24	843	24
Credit Insurance Risk Transfer	420	12	399	11
Lender risk-sharing	48	1	52	1
Less: Loans covered by multiple credit enhancements	(403)	(12)	(411)	(12)
Total single-family loans with credit enhancement	$1,684	46%	$1,646	45%

Fannie Mae First Quarter 2024 Form 10-Q	24

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
Transfer of Mortgage Credit Risk
In addition to primary mortgage insurance, our Single-Family business has developed other risk-sharing capabilities to transfer portions of our single-family mortgage credit risk to the private market. Our credit risk transfer transactions are designed to transfer a portion of the losses we expect would be incurred in an economic downturn or a stressed credit environment. Generally, loss reimbursement payments are received after the underlying property has been liquidated and all applicable proceeds, including private mortgage insurance benefits, have been applied to reduce the loss. As described in “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Credit Enhancement and Transfer of Mortgage Credit Risk—Credit Risk Transfer Transactions” in our 2023 Form 10-K, our two primary single-family credit risk transfer programs are Connecticut Avenue Securities® (“CAS”) and Credit Insurance Risk Transfer™ (“CIRT™”).
In the first quarter of 2024, we transferred a portion of the mortgage credit risk on single-family mortgage loans with an unpaid principal balance of $68.8 billion at the time of the transactions. When engaging in credit risk transfer transactions, we consider their cost, the resulting capital relief, and the overall credit risk transfer capacity of the market. The cost of our credit risk transfer transactions is impacted by macroeconomic and housing market sentiment, as well as the demand and capacity of the investors and reinsurers that support these transactions. Capacity considers both the total aggregate amount of outstanding coverage as well as the volume of new issuances available in the market. In response to these factors, we may choose to adjust the amount of first loss retained by Fannie Mae as a way to manage costs or market capacity when structuring our credit risk transfer transactions.
The table below displays the aggregate mortgage credit risk transferred to third parties and retained by Fannie Mae pursuant to our single-family credit risk transfer transactions. The table does not include the credit risk transferred on single-family transactions that were cancelled or terminated through March 31, 2024. The following table also excludes coverage obtained through primary mortgage insurance.

Outstanding as of March 31, 2024
(Dollars in billions)
Senior	Fannie Mae(1) $1,271				Outstanding Reference Pool(5)(7) $1,337

Mezzanine	Fannie Mae(1) $5	CIRT(2)(3) $15	CAS(2) $13	Lender Risk-Sharing(2)(4) $4

First Loss	Fannie Mae(1) $17		CAS(2)(6) $10	Lender Risk-Sharing(2)(4) $2

(1)Credit risk retained by Fannie Mae in CAS, CIRT and lender risk-sharing transactions. Also includes credit risk retained in CAS Credit Linked-Note transactions, which are similar to CAS REMICs except they allow us to obtain credit protection on reference pools containing seasoned loans such as Refi PlusTM loans. Tranche sizes vary across programs.
(2)Credit risk transferred to third parties. Tranche sizes vary across programs.
(3)Includes mortgage pool insurance transactions covering loans with an aggregate unpaid principal balance of $242 million outstanding as of March 31, 2024.
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
(7)For CAS and some lender risk-sharing transactions, represents outstanding reference pools, not the outstanding unpaid principal balance of the underlying loans. The outstanding unpaid principal balance for all loans covered by credit risk transfer programs, including all loans on which risk has been transferred in lender risk-sharing transactions, was $1,328 billion as of March 31, 2024.
The risk in force of these transactions, which refers to the maximum amount of losses that could be absorbed by credit risk transfer investors, was approximately $44 billion as of March 31, 2024, compared with approximately $42 billion as of December 31, 2023.

Fannie Mae First Quarter 2024 Form 10-Q	25

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
The table below displays information about the credit enhancement recovery receivables we have recognized within “Other assets” in our condensed consolidated balance sheets. The decrease in our single-family freestanding credit enhancement receivables as of March 31, 2024 compared with December 31, 2023, was primarily the result of a decrease in our estimate of credit losses in the first quarter of 2024. As our estimate of credit losses decreases, so does the benefit we expect to receive from our freestanding credit enhancements.

Single-Family Credit Enhancement Receivables
	As of
	March 31, 2024	December 31, 2023
	(Dollars in millions)
Freestanding credit enhancement receivables	$210	$253
Primary mortgage insurance receivables, net of allowance(1)	53	54
(1)Amount is net of a valuation allowance of $417 million as of March 31, 2024 and December 31, 2023. The vast majority of this valuation allowance related to deferred payment obligations associated with unpaid claim amounts for which collectability is uncertain.
The table below displays the approximate cash paid or transferred to investors for credit risk transfer transactions. The cash represents the portion of the guaranty fee paid to investors as compensation for taking on a share of the credit risk.

Credit Risk Transfer Transactions
	For the Three Months Ended March 31,
	2024	2023
	(Dollars in millions)
Cash paid or transferred for:
CAS transactions(1)	$228	$223
CIRT transactions	106	89
Lender risk-sharing transactions	46	34
(1)Consists of cash paid for interest expense net of LIBOR or SOFR, as applicable, on outstanding CAS debt and amounts paid for both CAS REMIC® and CAS Credit-linked notes transactions.
Cash paid or transferred to investors for CIRT transactions includes cancellation fees paid on certain CIRT transactions where we determined that the cost of these deals exceeded the expected remaining benefit.
The table below displays the primary characteristics of loans in our single-family conventional guaranty book of business without credit enhancement.

Single-Family Loans Currently without Credit Enhancement
	As of
	March 31, 2024		December 31, 2023
	Unpaid Principal Balance	Percentage of Single-Family Conventional Guaranty Book of Business	Unpaid Principal Balance	Percentage of Single-Family Conventional Guaranty Book of Business
	(Dollars in billions)
Low LTV ratio or short-term(1)	$1,094	30%	$1,112	31%
Pre-credit risk transfer program inception(2)	234	7	236	6
Recently acquired(3)	143	4	180	5
Other(4)	733	20	730	20
Less: Loans in multiple categories	(262)	(7)	(267)	(7)
Total single-family loans currently without credit enhancement	$1,942	54%	$1,991	55%
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

Fannie Mae First Quarter 2024 Form 10-Q	26

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
and loans that were delinquent as of March 31, 2024 or December 31, 2023. Also includes loans that were previously included in a credit risk transfer transaction but subsequently had the coverage canceled.
Single-Family Problem Loan Management
Our problem loan management strategies focus primarily on reducing defaults to avoid losses that would otherwise occur and pursuing foreclosure alternatives to mitigate the severity of the losses we incur. See “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Problem Loan Management” in our 2023 Form 10-K for a discussion of delinquency statistics on our problem loans, efforts undertaken to manage our problem loans, metrics regarding our loan workout activities, real estate owned (“REO”) management and other single-family credit-related information. The discussion below updates some of that information. We also provide ongoing credit performance information on loans underlying single-family Fannie Mae MBS and loans covered by single-family credit risk transfer transactions. For loans backing Fannie Mae MBS, see the “Forbearance and Delinquency Dashboard” available in the MBS section of our Data Dynamics® tool, which is available at www.fanniemae.com/datadynamics. For loans covered by credit risk transfer transactions, see the “Deal Performance Data” report available in the CAS and CIRT sections of the tool. Information on our website is not incorporated into this report. Information in Data Dynamics may differ from similar measures presented in our financial statements and other public disclosures for a variety of reasons, including as a result of variations in the loan population covered, timing differences in reporting and other factors.
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

Delinquency Status and Activity of Single-Family Conventional Loans
	As of
	March 31, 2024	December 31, 2023	March 31, 2023
Delinquency status:
30 to 59 days delinquent	0.94%	1.06%	0.74%
60 to 89 days delinquent	0.23	0.26	0.19
Seriously delinquent (“SDQ”):	0.51	0.55	0.59
Percentage of SDQ loans that have been delinquent for more than 180 days	49	47	55
Percentage of SDQ loans that have been delinquent for more than two years	9	10	16

	For the Three Months Ended March 31,
	2024	2023
Single-family SDQ loans (number of loans):
Beginning balance	96,479	114,960
Additions	42,714	42,363
Removals:
Modifications and other loan workouts	(21,390)	(24,107)
Liquidations and sales	(6,756)	(7,870)
Cured or less than 90 days delinquent	(21,454)	(22,392)
Total removals	(49,600)	(54,369)
Ending balance	89,593	102,954
Our single-family serious delinquency rate as of March 31, 2024 remained near historically low levels. Given our expectation of slower economic growth, we expect the credit performance of the loans in our single-family guaranty book of

Fannie Mae First Quarter 2024 Form 10-Q	27

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
business may decline compared to recent performance, which could lead to higher delinquencies or an increase in our single-family serious delinquency rate. For information about factors that affect our single-family serious delinquency rate, see “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Problem Loan Management” in our 2023 Form 10-K.
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

Single-Family Conventional Seriously Delinquent Loan Concentration Analysis
	As of
	March 31, 2024			December 31, 2023			March 31, 2023
	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate
States:
California	19%	10%	0.39%	19%	10%	0.42%	19%	10%	0.43%
Florida	6	9	0.68	6	9	0.73	6	9	0.81
Illinois	3	5	0.69	3	5	0.70	3	5	0.79
New York	5	6	0.85	5	6	0.92	5	7	1.02
Texas	7	9	0.59	7	9	0.64	7	8	0.63
All other states	60	61	0.48	60	61	0.52	60	61	0.55
Vintages:
2008 and prior	2	17	1.91	2	18	2.07	2	22	2.62
2009-2024	98	83	0.45	98	82	0.47	98	78	0.48
Estimated mark-to-market LTV ratio:
<= 60%	68	69	0.45	68	69	0.49	64	71	0.55
60.01% to 70%	13	15	0.76	14	15	0.80	16	14	0.71
70.01% to 80%	10	9	0.73	10	9	0.77	11	9	0.69
80.01% to 90%	6	5	0.79	5	5	0.81	6	4	0.68
90.01% to 100%	3	2	0.62	3	2	0.59	3	2	0.53
Greater than 100%	*	*	2.10	*	*	2.05	*	*	1.67
Credit enhanced:(2)
Primary MI & other(3)	21	33	1.02	21	33	1.08	21	31	1.07
Credit risk transfer(4)	37	30	0.50	36	30	0.54	32	28	0.58
Non-credit enhanced	54	51	0.43	55	52	0.46	57	54	0.50
*Represents less than 0.5% of single-family conventional guaranty book of business.
(1)Calculated based on the number of single-family loans that were seriously delinquent for each category divided by the total number of single-family conventional loans that were seriously delinquent.
(2)The credit-enhanced categories are not mutually exclusive. A loan with primary mortgage insurance that is also covered by a credit risk transfer transaction will be included in both the “Primary MI & other” category and the “Credit risk transfer” category. As a result, the “Credit enhanced” and “Non-credit enhanced” categories do not sum to 100%. The total percentage of our single-family conventional guaranty book of business with some form of credit enhancement as of March 31, 2024 was 46%.
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

Fannie Mae First Quarter 2024 Form 10-Q	28

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
As of March 31, 2024, the unpaid principal balance of single-family loans in forbearance was $5.6 billion, or 0.2% of our single-family conventional guaranty book of business, compared with $6.9 billion, or 0.2% of our single-family conventional guaranty book of business, as of December 31, 2023.
The chart below displays the unpaid principal balance of our completed single-family loan workouts by type, as well as the number of loan workouts, for the first quarter of 2023 compared with the first quarter of 2024. This table does not include loans in an active forbearance arrangement, trial modifications, loans to certain borrowers who have received bankruptcy relief and repayment plans that have been initiated but not completed.
Completed Loan Workout Activity
(Dollars in billions)
(1)There were approximately 18,000 loans and 16,200 loans in a trial modification period that was not yet complete as of March 31, 2024 and 2023, respectively.
(2)Other was $179 million and $103 million for the first quarter of 2024 and the first quarter of 2023, respectively. Other includes repayment plans and foreclosure alternatives. Repayment plans reflect only those plans associated with loans that were 60 days or more delinquent.

Fannie Mae First Quarter 2024 Form 10-Q	29

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
REO Management
If a loan defaults, we may acquire the property through foreclosure or a deed-in-lieu of foreclosure. The table below displays our REO activity by region. Regional REO acquisition trends generally follow a pattern that is similar to, but lags, that of regional delinquency trends.

Single-Family REO Properties
	For the Three Months Ended March 31,
	2024	2023
Single-family REO properties (number of properties):
Beginning of period inventory of single-family REO properties(1)	8,403	8,779
Acquisitions by geographic area:(2)
Midwest	274	304
Northeast	151	252
Southeast	214	251
Southwest	168	193
West	106	117
Total REO acquisitions(1)	913	1,117
Dispositions of REO	(1,345)	(1,116)
End of period inventory of single-family REO properties(1)	7,971	8,780
Carrying value of single-family REO properties (dollars in millions)	$1,384	$1,325
Single-family foreclosure rate(3)	0.02%	0.03%
REO net sales price to unpaid principal balance(4)	140%	122%
REO net sales price to unpaid principal balance and costs to repair(5)	93%	96%
Short sales net sales price to unpaid principal balance(6)	89%	93%
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
(4)Calculated as the amount of sale proceeds received on disposition of REO properties during the respective periods, excluding those subject to repurchase requests made to our sellers or servicers, divided by the aggregate unpaid principal balance of the related loans at the time of foreclosure. Net sales price represents the contract sales price less selling costs for the property and other charges paid by the seller at closing, and excludes the costs associated with any property repairs.
(5)Calculated as the amount of sale proceeds received on disposition of REO properties during the respective periods, excluding those subject to repurchase requests made to our sellers or servicers, divided by the aggregate unpaid principal balance of the related loans at the time of foreclosure and costs to repair the property. Net sales price represents the contract sales price less selling costs for the property and other charges paid by the seller at closing.
(6)Calculated as the amount of sale proceeds received on properties sold in short sale transactions during the respective periods divided by the aggregate unpaid principal balance of the related loans. Net sales price includes borrower relocation incentive payments and subordinate lien(s) negotiated payoffs.
Single-Family Credit Loss Performance Metrics and Loan Sale Performance
The single-family credit loss performance metrics and loan sale performance measures below present information about losses or gains we realized on our single-family loans during the periods presented. For the purposes of our single-family credit loss performance metrics, credit losses or gains represent write-offs net of recoveries and foreclosed property income or expense. The amount of these losses or gains in a given period is driven by foreclosures, pre-foreclosure sales, post-foreclosure REO activity, mortgage loan redesignations, and other events that trigger write-offs and recoveries. The single-family credit loss metrics we present are not defined terms and may not be calculated in the same manner as similarly titled measures reported by other companies. Management uses these measures to evaluate the effectiveness of our single-family credit risk management strategies in conjunction with leading indicators such as serious delinquency and forbearance rates, which are potential indicators of future realized single-family credit losses. We believe these measures provide useful information about our single-family credit performance and the factors that impact it.

Fannie Mae First Quarter 2024 Form 10-Q	30

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

Single-Family Credit Loss Performance Metrics and Loan Sale Performance
	For the Three Months Ended March 31,
	2024	2023
	(Dollars in millions)
Write-offs	$(97)	$(44)
Recoveries	59	78
Foreclosed property expense	(79)	(11)
Credit gains (losses)	(117)	23
Write-offs on the redesignation of mortgage loans from HFI to HFS(1)	(20)	—
Net credit gains (losses) and write-offs on redesignations	(137)	23
Gains (losses) on sales and other valuation adjustments(2)	14	(72)
Net credit gains (losses), write-offs on redesignations and gains (losses) on sales and other valuation adjustments	$(123)	$(49)

Credit gain (loss) ratio (in bps)(3)	(1.3)	0.3
Net credit gains (losses), write-offs on redesignations and gains (losses) on sales and other valuation adjustments ratio (in bps)(4)	(1.4)	(0.5)
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
The primary drivers of our net credit losses, write-offs on redesignations and gains on sales and other valuation adjustments in the first quarter of 2024 were write-offs on loans for which collectability was no longer reasonably assured as well as foreclosed property expense due to increased repairs on the REO properties we acquired.

Fannie Mae First Quarter 2024 Form 10-Q	31

MD&A | Multifamily Business
Multifamily Business

This section supplements and updates information regarding our Multifamily business segment in our 2023 Form 10-K. See “MD&A—Multifamily Business” in our 2023 Form 10-K for additional information regarding the primary business activities, lenders, investors and competition of our Multifamily business.
Multifamily Mortgage Market
Multifamily market fundamentals, which include factors such as vacancy rates and rent growth, remained subdued during the first quarter of 2024, due to a combination of seasonality and elevated levels of new supply entering various markets across the country. Although the national vacancy rate is estimated to have remained steady, rent growth was below average.
•Vacancy rates. Based on preliminary third-party data, we estimate that the national multifamily vacancy rate for institutional investment-type apartment properties remained steady at 6.0% as of March 31, 2024, the same as of December 31, 2023, but up from 5.8% as of March 31, 2023. The estimated average national multifamily vacancy rate over the last 15 years is approximately 5.7%.
•Rents. Based on preliminary third-party data, we estimate that effective rents increased approximately 0.3% during the first quarter of 2024, compared to a decline of 0.7% during the fourth quarter of 2023 and zero growth during the first quarter of 2023.
Vacancy rates and rents are important to loan performance because multifamily loans are generally repaid from the cash flows generated by the underlying property. Several years of low vacancy rates and rising rents helped to increase property values in most metropolitan areas, but that trend reversed starting in early 2023. Based on preliminary multifamily property sales data, transaction volumes for the first quarter of 2024 remained well below average levels. Available data suggests that multifamily property capitalization rates, the indicated rate of return on investment of a commercial property, increased slightly in the first quarter of 2024 and are estimated to have increased by approximately 50 basis points compared with the first quarter of 2023.
Multifamily construction underway remains elevated. There are more than 1 million rental units underway and, based on recent historical trends, we expect that 525,000 units could be completed and delivered in 2024.
We believe vacancy levels could rise later this year to 6.25%, due to elevated new construction completions. We believe that this new supply will also keep rent growth at below average levels in 2024, in the 1.0% to 1.5% range, especially as many renters are also dealing with higher levels of consumer debt.
During the last several quarters, higher interest rates and investor yield requirements have reduced multifamily property sales transactions and placed downward pressure on multifamily property valuations. According to data from the MSCI Real Assets Commercial Property Price Index, multifamily property values declined 19% from the peak in July 2022 to March 2024. We believe that with continued high interest rates, elevated new supply completions and higher-than-average vacancy rates, multifamily sales activity will remain subdued in the near term, which could result in additional declines in multifamily property values over the short term. Over the longer term, however, we expect sales and valuations will improve due to expected improvements in multifamily housing market fundamentals stemming from positive demographic trends and ongoing job growth.

Fannie Mae First Quarter 2024 Form 10-Q	32

MD&A | Multifamily Business | Multifamily Business Metrics
Multifamily Business Metrics
Multifamily New Business Volume
Through the secondary mortgage market, we support rental housing for the workforce population, for senior citizens and students, and for households with the greatest economic need. Over 95% of the multifamily units we financed in the first quarter of 2024 that were potentially eligible for housing goals credit were affordable to those earning at or below 120% of the median income in their area, providing support for both workforce housing and affordable housing. See “MD&A—Multifamily Business—Multifamily Primary Business Activities—Multifamily Activities Supporting Affordable Rental Housing” in our 2023 Form 10-K for additional information about how we support the U.S. multifamily housing market, including a description of our equity investments in low income housing tax credit (“LIHTC”) projects.
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
Multifamily business volumes remained relatively flat in the first quarter of 2024 compared with the first quarter of 2023. For 2024, FHFA has capped our multifamily loan purchases at $70 billion. FHFA requires that a minimum of 50% of our 2024 multifamily loan purchases must be mission-driven, focused on specified affordable and underserved market segments. For 2024, FHFA has exempted from the volume cap loans financing workforce housing properties meeting specified criteria that preserve long-term affordability for the properties.

Fannie Mae First Quarter 2024 Form 10-Q	33

MD&A | Multifamily Business | Multifamily Business Metrics
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
Our multifamily guaranty book of business grew to $476.9 billion as of March 31, 2024, a 7% increase from March 31, 2023, driven by our acquisitions combined with low prepayment volumes due to the high interest rate environment.
Our average charged guaranty fee represents the return we earn as compensation for the credit risk we assume on our multifamily guaranty book of business. The average charged guaranty fee on our multifamily guaranty book of business decreased as of March 31, 2024 compared with March 31, 2023 due to lower average charged fees on our 2023 and 2024 acquisitions as compared with the existing loans in our multifamily guaranty book of business. Our guaranty fee is impacted by the rate at which loans in our book of business turn over as well as the guaranty fees we charge on new business volumes, which are set at the time we acquire the loans. Our multifamily guaranty fee pricing is primarily based on the individual credit risk characteristics of the loans we acquire and the aggregate credit risk characteristics of our multifamily guaranty book of business. Our multifamily guaranty fee pricing is also influenced by external forces, such as the availability of other sources of liquidity, our mission-related goals, the FHFA volume cap, interest rates, MBS spreads, and the management of the overall composition of our multifamily guaranty book of business.

Fannie Mae First Quarter 2024 Form 10-Q	34

MD&A | Multifamily Business | Multifamily Business Financial Results
Multifamily Business Financial Results
This section provides a discussion of the primary components of net income for our Multifamily Business.

Multifamily Business Financial Results(1)
	For the Three Months Ended March 31,
	2024	2023	Variance
	(Dollars in millions)
Net interest income	$1,149	$1,114	$35
Fee and other income	17	15	2
Net revenues	1,166	1,129	37
Fair value gains (losses), net	(4)	38	(42)
Administrative expenses	(152)	(148)	(4)
Provision for credit losses	(155)	(179)	24
Credit enhancement expense(2)	(66)	(54)	(12)
Change in expected credit enhancement recoveries(3)	105	25	80
Other expenses, net(4)	(14)	(10)	(4)
Income before federal income taxes	880	801	79
Provision for federal income taxes	(167)	(161)	(6)
Net income	$713	$640	$73
(1)See “Note 10, Segment Reporting” for information about our segment allocation methodology.
(2)Primarily consists of costs associated with our Multifamily CIRTTM (“MCIRTTM”) and Multifamily Connecticut Avenue Securities® (“MCASTM”) programs as well as amortization expense for certain lender risk-sharing programs.
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
Net Interest Income
Net interest income increased in the first quarter of 2024 compared with the first quarter of 2023 due to higher guaranty fee income as a result of an increase in the size of our multifamily guaranty book of business, partially offset by lower average charged guaranty fees and lower yield maintenance income from fewer prepayments.
Provision for Credit Losses
Our multifamily provision for credit losses in the first quarter of 2024 was primarily driven by continued declines in actual and projected multifamily property values, which includes an adjustment of $150 million to supplement model results relating to property value uncertainty, as well as increases in actual and projected interest rates compared to our prior forecast. Our forecast of multifamily property value estimates further declines in the near term offset by a long-term improvement.
Our multifamily provision for credit losses in the first quarter of 2023 was primarily driven by declines in actual and projected multifamily property values, as well as a provision for our seniors housing loans as uncertainty remained elevated, including uncertainty related to adjustable-rate loans. This was partially offset by a benefit from actual and projected interest rates.
See “Consolidated Results of Operations—Benefit (Provision) for Credit Losses” for more information on our multifamily provision for credit losses.
Multifamily Mortgage Credit Risk Management
This section supplements and updates our discussion of multifamily mortgage credit risk management in our 2023 Form 10-K in “MD&A—Multifamily Business—Multifamily Mortgage Credit Risk Management.” For additional information on the primary components of our strategy for managing multifamily credit risk, the factors that influence the credit risk profile of our multifamily guaranty book of business, our multifamily acquisition policy and underwriting standards, our multifamily guaranty book diversification and monitoring, and our front-end credit risk sharing, see “MD&A—Multifamily Business—Multifamily Mortgage Credit Risk Management” in our 2023 Form 10-K.

Fannie Mae First Quarter 2024 Form 10-Q	35

MD&A | Multifamily Business | Multifamily Mortgage Credit Risk Management
Multifamily Guaranty Book Diversification and Monitoring
As part of our ongoing credit risk management process, we and our lenders monitor the performance and risk characteristics of our multifamily loans and the underlying properties on an ongoing basis throughout the loan term at the asset and portfolio level. We generally require lenders to provide quarterly and/or annual financial updates for multifamily loans. We closely monitor loans with an estimated current debt service coverage ratio (“DSCR”) below 1.0, as that is an indicator of heightened default risk. We also monitor property condition, and when concerns arise, we have a dedicated team that actively engages with our lenders and borrowers to seek remediation of the identified issues. Failure to perform repairs may result in a default under the loan documents.
We manage our exposure to interest-rate risk and monitor changes in interest rates, which can impact multiple aspects of our multifamily loans. We remained in a higher interest-rate environment in the first quarter of 2024. High interest-rates may reduce the ability of multifamily borrowers to refinance their loans, which often have balloon balances at maturity. We provide information on the maturity schedule of our multifamily loans in “MD&A—Multifamily Business—Multifamily Mortgage Credit Risk Management—Multifamily Maturity Information” in our 2023 Form 10-K and in quarterly financial supplements, which we furnish to the SEC with current reports on Form 8-K and make available on our website.
Additionally, in a high interest-rate environment, multifamily borrowers with adjustable-rate mortgages will have higher monthly payments, which may lower their DSCRs. We generally require multifamily borrowers with adjustable-rate mortgages to purchase and maintain interest rate caps for the life of the loan to protect against large movements in rates as well as maintain escrows at our servicers to reserve for the cost of replacing these caps. Purchasing or replacing required interest rate caps, especially those with longer terms and/or lower capped interest rates, becomes more expensive as interest rates rise. These costs, which have been elevated since mid-2022, combined with the higher monthly payments, have added pressure to borrowers’ ability to make payments and contributed to our elevated multifamily serious delinquency rate and criticized loan population. In the recent high interest rate environment, most multifamily borrowers with adjustable-rate mortgages have been receiving payments from their interest rate cap providers, which helps to defray the higher cost of debt service and escrow payments. We actively monitor these interest-rate related risks as part of our risk management process.
We also monitor for risks manifesting within specific property types. A property type we continue to monitor closely is seniors housing, which in Fannie Mae’s book of business is primarily comprised of independent living and assisted living facilities, some of which may have a limited capacity devoted to memory care. Seniors housing loans constituted 3% of our multifamily guaranty book of business as of March 31, 2024, based on unpaid principal balance, of which 37% were adjustable-rate mortgages. While the overall performance of seniors housing properties in our book of business has improved, many of these properties are still being negatively affected by economic trends, higher operating costs, and higher interest rates for adjustable-rate mortgages. We continue to monitor seniors housing loans in our multifamily guaranty book of business closely and actively manage loans that may be at risk of further deterioration or default.
The following table displays our multifamily business volumes and our multifamily guaranty book of business, based on certain key risk characteristics that we use to evaluate the risk profile and credit quality of our multifamily loans. For information on our multifamily acquisition policy and underwriting standards, see “MD&A—Multifamily Business—Multifamily Mortgage Credit Risk Management—Multifamily Acquisition Policy and Underwriting Standards” in our 2023 Form 10-K.

Fannie Mae First Quarter 2024 Form 10-Q	36

MD&A | Multifamily Business | Multifamily Mortgage Credit Risk Management
We provide additional information on the credit characteristics of our multifamily loans in quarterly financial supplements, which we furnish to the SEC with current reports on Form 8-K and make available on our website. Information in our quarterly financial supplements is not incorporated by reference into this report.

Key Risk Characteristics of Multifamily Business Volume and Guaranty Book of Business
	Multifamily Business Volume at Acquisition(1)		Multifamily Guaranty Book of Business(2)
	For the Three Months Ended March 31,		As of
	2024	2023	March 31, 2024	December 31, 2023
LTV ratio:
Weighted-average original LTV ratio	62%	58%	63%	63%
DSCR:
Weighted-average DSCR(1)	1.6	1.6	2.0	2.0
Current DSCR below 1.0(1)	—	—	4%	4%
Loan amount and count:
Average loan amount (in millions)	$18	$19	$16	$16
Loan count	552	546	29,137	28,926
Interest rate type:
Fixed interest rate	100%	100%	91%	91%
Adjustable interest rate	—	*	9	9
Total	100%	100%	100%	100%
Amortization type:
Full interest-only	51%	66%	42%	42%
Partial interest-only(2)	40	28	46	46
Fully amortizing	9	6	12	12
Total	100%	100%	100%	100%
Asset class type:
Conventional/co-op	93%	95%	89%	89%
Seniors housing	2	1	3	3
Student housing	*	*	3	3
Manufactured housing	5	4	5	5
Total	100%	100%	100%	100%
Affordable(3)	12%	12%	12%	12%
Small balance loans(4)	44%	40%	48%	48%
Geographic concentration:(5)
Midwest	13%	15%	12%	12%
Northeast	14	8	15	15
Southeast	30	38	27	27
Southwest	25	21	22	22
West	18	18	24	24
Total	100%	100%	100%	100%
*    Represents less than 0.5% of multifamily business volume or guaranty book of business.
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

Fannie Mae First Quarter 2024 Form 10-Q	37

MD&A | Multifamily Business | Multifamily Mortgage Credit Risk Management
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
Transfer of Multifamily Mortgage Credit Risk
Front-End Credit Risk Sharing
We primarily transfer credit risk on the multifamily loans we guarantee through our Delegated Underwriting and Servicing (“DUS®”) program, which delegates to DUS lenders the ability to underwrite and service multifamily loans, in accordance with our standards and requirements. See “MD&A—Multifamily Business—Multifamily Mortgage Credit Risk Management—Transfer of Multifamily Mortgage Credit Risk” in our 2023 Form 10-K for a description of our DUS program.
Our DUS model typically results in our lenders sharing approximately one-third of the credit risk on our multifamily loans, either on a pro-rated or tiered basis. Loans serviced by DUS lenders and their affiliates represented substantially all of our multifamily guaranty book of business as of March 31, 2024 and December 31, 2023. In certain situations, we do not allow DUS lenders to fully share in one-third of the credit risk, but have them share in a smaller portion, to reduce the risk that the counterparty will fail to meet its loss sharing responsibility to us. We establish lender-specific loss-sharing limits for individual transactions based on loan size, lender financial performance, and lender creditworthiness, among other factors. When loss sharing is reduced on a loan, the servicing fee paid to the lender is reduced and our guaranty fee is increased to reflect the lower credit risk retained by the lender.
Non-DUS lenders, which represent a small portion of our multifamily guaranty book of business, typically share or absorb losses based on a negotiated percentage of the loan or the pool balance.
Back-End Credit Risk Sharing
Our back-end MCAS and MCIRT credit risk transfer programs transfer a portion of the credit risk associated with a reference pool of multifamily mortgage loans to insurers, reinsurers, or investors. During the first quarter of 2024, we entered into one new multifamily credit risk transfer transaction, transferring multifamily mortgage credit risk through an MCIRT transaction.
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

Multifamily Loans in Back-End Credit Risk Transfer Transactions
	As of
	March 31, 2024		December 31, 2023
	Unpaid Principal Balance	Percentage of Multifamily Guaranty Book of Business	Unpaid Principal Balance	Percentage of Multifamily Guaranty Book of Business
	(Dollars in millions)
MCIRT	$100,249	21%	$89,517	19%
MCAS	48,324	10	48,476	10
Total	$148,573	31%	$137,993	29%
Multifamily Problem Loan Management
Credit Performance Statistics on Multifamily Problem Loans
The percentage of criticized loans in our multifamily guaranty book of business decreased as of March 31, 2024 compared with December 31, 2023, due to improving financial performance reflected in their latest operating statements and active management of the criticized loan population. However, our criticized loan population remains elevated, largely driven by properties financed with adjustable-rate mortgages. The criticized loans category substantially consists of loans classified as “Substandard” and also includes loans classified as “Special Mention” or “Doubtful.” Substandard

Fannie Mae First Quarter 2024 Form 10-Q	38

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
Our multifamily serious delinquency rate decreased to 0.44% as of March 31, 2024, compared with 0.46% as of December 31, 2023, primarily driven by the repayment of forbearance agreements that brought some loans current and seriously delinquent loans that liquidated from our multifamily guaranty book of business, including through a loss event. Over half of our seriously delinquent multifamily loan population as of March 31, 2024 was comprised of seniors housing loans. Our multifamily serious delinquency rate consists of multifamily loans that were 60 days or more past due based on unpaid principal balance, expressed as a percentage of our multifamily guaranty book of business. The percentage of loans in our multifamily guaranty book of business that were 180 days or more delinquent was 0.34% as of March 31, 2024, compared with 0.29% as of December 31, 2023.
Management monitors the multifamily serious delinquency rate as an indicator of potential future credit losses and loss mitigation activities. Serious delinquency rates are reflective of our performance in assessing and managing credit risk associated with multifamily loans in our guaranty book of business. Typically, higher serious delinquency rates result in a higher allowance for loan losses. We expect that our multifamily serious delinquency rate may continue to decrease as we complete loan workouts, which may resolve delinquencies, or, if an appropriate workout cannot be achieved, the loans are foreclosed upon.
In addition to the credit performance information on our multifamily loans provided in this report, we provide additional information about the performance of our multifamily loans that back MBS and whole loan REMICs in the “Data Collections” section of our DUS Disclose® tool, available at www.fanniemae.com/dusdisclose. Information on our website is not incorporated into this report. Information in Data Collections may differ from similar measures presented in our financial statements and other public disclosures for a variety of reasons, including as a result of variations in the loan population covered, timing differences in reporting and other factors.
Multifamily REO Management
As of March 31, 2024, we held 72 multifamily REO properties with a carrying value of $444 million, compared with 61 properties with a carrying value of $378 million as of December 31, 2023. The increase in foreclosure activity was primarily driven by properties included in a specific seniors housing portfolio that had write-offs during 2023. We expect a majority of properties in this portfolio will have completed the foreclosure process by the second quarter of 2024; however, we expect the foreclosure process to take longer for properties in the portfolio that are located in certain judicial foreclosure states with historically long foreclosure timelines.
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

Fannie Mae First Quarter 2024 Form 10-Q	39

MD&A | Multifamily Business | Multifamily Mortgage Credit Risk Management
The table below displays the components of our multifamily credit loss performance metrics, as well as our multifamily initial write-off severity rate and write-off loan count.

Multifamily Credit Loss Performance Metrics
	For the Three Months Ended March 31,
	2024	2023
	(Dollars in millions)
Write-offs(1)	$(133)	$(237)
Recoveries	21	9
Foreclosed property expense	(20)	(4)
Credit losses	(132)	(232)
Change in expected benefits from freestanding loss-sharing arrangements(2)	37	8
Credit losses, net of freestanding loss-sharing arrangements	$(95)	$(224)

Credit loss ratio (in bps)(3)	(11.1)	(20.9)
Credit loss ratio, net of freestanding loss-sharing arrangements (in bps)(2)(3)	(8.0)	(20.2)
Multifamily initial write-off severity rate on liquidated loans(4)(5)	36.7%	—%
Multifamily write-off loan count on liquidated loans(6)	7	2
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
(3)Calculated based on the annualized amount of “Credit losses” and “Credit losses, net of freestanding loss-sharing arrangements,” divided by the average multifamily guaranty book of business during the period.
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
Our multifamily credit losses decreased in the first quarter of 2024 compared with the first quarter of 2023 primarily as a result of fewer write-offs in the first quarter of 2024. Our multifamily credit losses in the first quarter of 2023 were primarily driven by write-offs on a seniors housing portfolio during that quarter.

Fannie Mae First Quarter 2024 Form 10-Q	40

MD&A | Consolidated Credit Ratios and Select Credit Information
Consolidated Credit Ratios and Select Credit Information

The table below displays select credit ratios on our single-family conventional guaranty book of business and our multifamily guaranty book of business, as well as the inputs used in calculating these ratios.

Consolidated Credit Ratios and Select Credit Information
	As of
	March 31, 2024			December 31, 2023
	Single-family	Multifamily	Consolidated Total	Single-family	Multifamily	Consolidated Total
	(Dollars in millions)
Credit loss reserves as a percentage of:
Guaranty book of business	0.17%	0.44%	0.20%	0.18%	0.44%	0.21%
Nonaccrual loans at amortized cost	25.87	116.22	32.13	28.50	109.21	34.51

Nonaccrual loans as a percentage of:
Guaranty book of business	0.67%	0.38%	0.64%	0.65%	0.40%	0.62%

Select financial information used in calculating credit ratios:
Credit loss reserves(1)	$(6,300)	$(2,107)	$(8,407)	$(6,696)	$(2,064)	$(8,760)
Guaranty book of business(2)	3,625,634	476,931	4,102,565	3,636,735	470,398	4,107,133
Nonaccrual loans at amortized cost	24,350	1,813	26,163	23,497	1,890	25,387

Components of credit loss reserves:
Allowance for loan losses	$(6,275)	$(2,104)	$(8,379)	$(6,671)	$(2,059)	$(8,730)
Allowance for accrued interest receivable	(25)	—	(25)	(25)	—	(25)
Reserve for guaranty losses(3)	—	(3)	(3)	—	(5)	(5)
Total credit loss reserves(1)	$(6,300)	$(2,107)	$(8,407)	$(6,696)	$(2,064)	$(8,760)
(1)Our multifamily credit loss reserves exclude the expected benefit of freestanding credit enhancements on multifamily loans of $701 million as of March 31, 2024 and $599 million as of December 31, 2023, which are recorded in “Other assets” in our condensed consolidated balance sheets.
(2)Represents conventional guaranty book of business for single-family.
(3)Reserve for guaranty losses is recorded in “Other liabilities” in our condensed consolidated balance sheets.
Our single-family credit loss reserves decreased as of March 31, 2024 compared with December 31, 2023 primarily as a result of a benefit for credit losses, which reduced our single-family allowance for loan losses. Our multifamily credit loss reserves increased as of March 31, 2024 compared with December 31, 2023 primarily as a result of a provision for credit losses, which increased our multifamily allowance for loan losses. See “Consolidated Results of Operations—Benefit (Provision) for Credit Losses” for more information on our single-family benefit for credit losses and our multifamily provision for credit losses.

Fannie Mae First Quarter 2024 Form 10-Q	41

MD&A | Consolidated Credit Ratios and Select Credit Information

Consolidated Write-off Ratio and Select Credit Information
	For the Three Months Ended March 31,
	2024			2023
	Single-family	Multifamily	Total	Single-family	Multifamily	Total
	(Dollars in millions)
Select credit ratio:
Write-offs, net of recoveries annualized, as a percentage of the average guaranty book of business (in bps)	0.6	9.5	1.7	(0.4)	20.6	1.9

Select financial information used in calculating credit ratio:
Write-offs(1)	$117	$133	$250	$44	$237	$281
Recoveries	(59)	(21)	(80)	(78)	(9)	(87)
Write-offs, net of recoveries	$58	$112	$170	$(34)	$228	$194
Average guaranty book of business(2)	$3,631,184	$473,665	$4,104,849	$3,631,814	$442,924	$4,074,738
(1)Represents write-offs when a loan is determined to be uncollectible. For single-family, also includes any write-offs upon the redesignation of mortgage loans from HFI to HFS.
(2)Average guaranty book of business is based on quarter-end balances.
Liquidity and Capital Management

Liquidity Management
This section supplements and updates information regarding liquidity management in our 2023 Form 10-K. See “MD&A—Liquidity and Capital Management—Liquidity Management” in our 2023 Form 10-K for additional information, including discussions of our primary sources and uses of funds, our liquidity and funding risk management practices and contingency planning, our liquidity requirements, factors that influence our debt funding activity, factors that may impact our access to or the cost of our debt funding and factors that could adversely affect our liquidity and funding. As of March 31, 2024, we were in compliance with all four components of the liquidity requirements outlined in our 2023 Form 10-K. Also see “Risk Factors—Liquidity and Funding Risk” in our 2023 Form 10-K for a discussion of liquidity and funding risks.
Debt Funding
We are currently subject to a $270 billion debt limit under our senior preferred stock purchase agreement with Treasury. The unpaid principal balance of our aggregate indebtedness was $122.7 billion as of March 31, 2024. Pursuant to the terms of the senior preferred stock purchase agreement, we are prohibited from issuing debt without the prior consent of Treasury if it would result in our aggregate indebtedness exceeding our outstanding debt limit. The calculation of our indebtedness for purposes of complying with our debt limit reflects the unpaid principal balance and excludes debt basis adjustments and debt of consolidated trusts.
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

Fannie Mae First Quarter 2024 Form 10-Q	42

MD&A | Liquidity and Capital Management

The following chart and table display information on our outstanding short-term and long-term debt based on original contractual maturity.
Debt of Fannie Mae(1)
(Dollars in billions)

$124.1
$83.4
$23.4
$17.3
$118.4
$81.1
$23.0
$14.3
12/31/2023
3/31/2024
Short-term debt
Long-term debt maturing within one year
Long-term debt, excluding portion maturing within one year

(1)Outstanding debt balance consists of the unpaid principal balance, premiums and discounts, fair value adjustments, hedge-related basis adjustments and other cost basis adjustments. Reported amounts include net discount unamortized cost basis adjustments and fair value adjustments of $4.2 billion and $4.0 billion as of March 31, 2024 and December 31, 2023, respectively.

Selected Debt Information
	As of
	March 31, 2024	December 31, 2023
	(Dollars in billions)
Selected Weighted-Average Interest Rates(1)
Interest rate on short-term debt	5.18%	5.13%
Interest rate on long-term debt, including portion maturing within one year	2.76	2.63
Interest rate on callable debt	2.55	2.41
Selected Maturity Data
Weighted-average maturity of debt maturing within one year (in days)	131	135
Weighted-average maturity of debt maturing in more than one year (in months)	45	46
Other Data
Outstanding callable debt(2)	$43.1	$43.8
Connecticut Avenue Securities debt(3)	2.6	2.8
(1)Excludes the effects of fair value adjustments and hedge-related basis adjustments.
(2)Includes short-term callable debt of $1.5 billion and $2.6 billion as of March 31, 2024 and December 31, 2023, respectively.
(3)Represents CAS debt issued prior to November 2018. See “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Credit Enhancement and Transfer of Mortgage Credit Risk—Credit Risk Transfer Transactions” in our 2023 Form 10-K for information regarding our Connecticut Avenue Securities®.
We intend to repay our short-term and long-term debt obligations as they become due primarily through cash from business operations, the sale of assets in our corporate liquidity portfolio and the issuance of additional debt securities.
For information on the maturity profile of our outstanding long-term debt, see “Note 8, Short-Term and Long-Term Debt” in this report and in our 2023 Form 10-K.

Fannie Mae First Quarter 2024 Form 10-Q	43

MD&A | Liquidity and Capital Management

Debt Funding Activity
The table below displays activity in debt of Fannie Mae. This activity excludes the debt of consolidated trusts and intraday borrowing. The reported amounts of debt issued and paid off during each period represent the face amount of the debt at issuance and redemption.

Activity in Debt of Fannie Mae
	For the Three Months Ended March 31,

	2024	2023
	(Dollars in millions)
Issued during the period:
Short-term:
Amount	$79,501	$55,106
Weighted-average interest rate	5.28%	4.37%
Long-term:(1)
Amount	$3,992	$2,868
Weighted-average interest rate	4.93%	5.39%
Total issued:
Amount	$83,493	$57,974
Weighted-average interest rate	5.26%	4.42%
Paid off during the period:(2)
Short-term:
Amount	$82,564	$51,306
Weighted-average interest rate	4.70%	3.98%
Long-term:(1)
Amount	$6,415	$2,105
Weighted-average interest rate	3.28%	2.83%
Total paid off:
Amount	$88,979	$53,411
Weighted-average interest rate	4.60%	3.94%
(1)Includes credit risk-sharing securities issued as CAS debt prior to November 2018. For information on our credit risk transfer transactions, see “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Credit Enhancement and Transfer of Mortgage Credit Risk—Credit Risk Transfer Transactions” in our 2023 Form 10-K.
(2)Consists of all payments on debt, including regularly scheduled principal payments, payments at maturity, payments resulting from calls and payments for any other repurchases. Repurchases of debt and early retirements of zero-coupon debt are reported at original face value, which does not equal the amount of actual cash payment.

Fannie Mae First Quarter 2024 Form 10-Q	44

MD&A | Liquidity and Capital Management

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
The total amount of our off-balance sheet exposure related to unconsolidated Fannie Mae MBS net of any beneficial interest that we retain, and other financial guarantees was $224.1 billion as of March 31, 2024 and $227.5 billion as of December 31, 2023. The majority of the other financial guarantees consists of Freddie Mac securities backing Fannie Mae structured securities. See “Guaranty Book of Business” and “Note 7, Financial Guarantees” for more information regarding our maximum exposure to loss on unconsolidated Fannie Mae MBS and Freddie Mac securities.
Our total outstanding liquidity commitments to advance funds for securities backed by multifamily housing revenue bonds totaled $4.5 billion as of March 31, 2024 and December 31, 2023. These commitments require us to advance funds to third parties that enable them to repurchase tendered bonds or securities that are unable to be remarketed. We hold cash and cash equivalents in our corporate liquidity portfolio in excess of these commitments to advance funds.
We have investments in various limited partnerships and similar legal entities, which consist of LIHTC investments, community investments and investments in other entities. When we do not have a controlling financial interest in those entities, our condensed consolidated balance sheets reflect only our investment rather than the full amount of the partnership’s assets and liabilities. See “Note 3, Consolidations and Transfers of Financial Assets—Unconsolidated VIEs” for information regarding our investments in limited partnerships and similar legal entities.

Fannie Mae First Quarter 2024 Form 10-Q	45

MD&A | Liquidity and Capital Management

Cash Flows
Three Months Ended March 31, 2024. Cash, cash equivalents and restricted cash and cash equivalents decreased from $68.7 billion as of December 31, 2023 to $33.3 billion as of March 31, 2024. The decrease was primarily driven by cash outflows from (1) investments in securities purchased under agreements to resell, (2) redemptions of debt outpacing issuances, (3) purchases of loans held for investment and (4) advances to lenders.
Partially offsetting these cash outflows were cash inflows primarily from proceeds from repayments of loans.
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
Credit Ratings
As of March 31, 2024, our credit ratings issued by the three major credit rating agencies have not changed since December 31, 2023. For information on these credit ratings, see “MD&A—Liquidity and Capital Management—Liquidity Management—Credit Ratings” in our 2023 Form 10-K.
Capital Management
Capital Requirements
The table below sets forth information about our capital requirements under the standardized approach of the enterprise regulatory capital framework. Available capital for purposes of the enterprise regulatory capital framework excludes the stated value of the senior preferred stock ($120.8 billion) and other amounts specified in the Regulatory Capital Components table below. Because of these exclusions, we had a deficit in available capital as of March 31, 2024, even though we had positive net worth under accounting principles generally accepted in the United States of America (“GAAP”) of $82.0 billion as of March 31, 2024. See “Business—Legislation and Regulation—Capital Requirements” in our 2023 Form 10-K for a description of our capital requirements under the enterprise regulatory capital framework. Although the enterprise regulatory capital framework went into effect in February 2021, we are not required to hold capital according to the framework’s requirements until the date of termination of our conservatorship, or such later date as may be ordered by FHFA.
We had a $238 billion shortfall of our available capital (deficit) to the adjusted total capital requirement (including buffers) of $188 billion under the standardized approach of the enterprise regulatory capital framework as of March 31, 2024. Our capital shortfall decreased from $243 billion as of December 31, 2023 to $238 billion as of March 31, 2024, primarily as a result of an increase in our retained earnings.
Risk-weighted assets decreased from $1,357 billion as of December 31, 2023 to $1,323 billion as of March 31, 2024, primarily due to continued single-family home price appreciation and ongoing credit risk transfer issuances.

Fannie Mae First Quarter 2024 Form 10-Q	46

MD&A | Liquidity and Capital Management

Capital Metrics under the Enterprise Regulatory Capital Framework as of March 31, 2024(1)
(Dollars in billions)
Adjusted total assets	$4,549	Stress capital buffer	$34
Risk-weighted assets (standardized approach):		Stability capital buffer	48
Credit risk	1,209	Countercyclical capital buffer	—
Market risk	29	Prescribed capital conservation buffer amount	$82
Operational risk	85
Total risk-weighted assets	$1,323

	Minimum Capital Ratio Requirement	Minimum Capital Requirement	Applicable Buffers(2)	Total Capital Requirement (including Buffers)	Available Capital (Deficit)(3)	Capital Shortfall(4)
Risk-based capital:
Total capital (statutory)(5)	8.0%	$106	N/A	$106	$(30)	$(136)
Common equity tier 1 capital	4.5	60	$82	142	(69)	(211)
Tier 1 capital	6.0	79	82	161	(50)	(211)
Adjusted total capital	8.0	106	82	188	(50)	(238)
Leverage capital:
Core capital (statutory)(6)	2.5	114	N/A	114	(39)	(153)
Tier 1 capital	2.5	114	24	138	(50)	(188)

Capital Metrics under the Enterprise Regulatory Capital Framework as of December 31, 2023(1)
(Dollars in billions)
Adjusted total assets	$4,552	Stress capital buffer	$34
Risk-weighted assets (standardized approach):		Stability capital buffer	45
Credit risk	1,241	Countercyclical capital buffer	—
Market risk	31	Prescribed capital conservation buffer amount	$79
Operational risk	85
Total risk-weighted assets	$1,357

	Minimum Capital Ratio Requirement	Minimum Capital Requirement	Applicable Buffers(2)	Total Capital Requirement (including Buffers)	Available Capital (Deficit)(3)	Capital Shortfall(4)
Risk-based capital:
Total capital (statutory)(5)	8.0%	$109	N/A	$109	$(34)	$(143)
Common equity tier 1 capital	4.5	61	$79	140	(74)	(214)
Tier 1 capital	6.0	81	79	160	(55)	(215)
Adjusted total capital	8.0	109	79	188	(55)	(243)
Leverage capital:
Core capital (statutory)(6)	2.5	114	N/A	114	(43)	(157)
Tier 1 capital	2.5	114	23	137	(55)	(192)

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

Fannie Mae First Quarter 2024 Form 10-Q	47

MD&A | Liquidity and Capital Management

capital conservation buffer amount, or PCCBA, which is composed of a stress capital buffer, a stability capital buffer, and a countercyclical capital buffer. The PCCBA must be comprised entirely of common equity tier one capital. The applicable buffer for leverage tier 1 capital is the prescribed leverage buffer amount, or PLBA. The stress capital buffer and countercyclical capital buffer are each calculated by multiplying prescribed factors by adjusted total assets as of the last day of the previous calendar quarter. The stability capital buffer is based on our share of mortgage debt outstanding. The prescribed leverage buffer for March 31, 2024 and December 31, 2023 was set at 50% of the March 31, 2024 and December 31, 2023 stability capital buffer, respectively.
(3)Available capital (deficit) for all line items excludes the stated value of the senior preferred stock ($120.8 billion). Available capital (deficit) for all line items except total capital and core capital also deducts a portion of deferred tax assets. Deferred tax assets arising from temporary differences between GAAP and tax requirements are deducted from capital to the extent they exceed 10% of common equity. As of March 31, 2024 and December 31, 2023, this resulted in the full deduction of deferred tax assets ($11.5 billion and $11.7 billion, respectively) from our available capital (deficit). Available capital (deficit) for common equity tier 1 capital also excludes the value of the perpetual, noncumulative preferred stock ($19.1 billion) as of March 31, 2024 and December 31, 2023.
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
While it is not applicable until the date of termination of our conservatorship, our maximum payout ratio represents the percentage of eligible retained income that we are permitted to pay out in the form of distributions or discretionary bonus payments under the enterprise regulatory capital framework. The maximum payout ratio for a given quarter is the lowest of the payout ratios determined by our capital conservation buffer and our leverage buffer. As a result of our capital shortfall, our maximum payout ratio under the enterprise regulatory capital framework as of March 31, 2024 and December 31, 2023 was 0%. See “Note 15, Regulatory Capital Requirements” for information on our capital ratios as of March 31, 2024 and December 31, 2023 under the enterprise regulatory capital framework.

Fannie Mae First Quarter 2024 Form 10-Q	48

MD&A | Liquidity and Capital Management

The table below presents certain components of our regulatory capital.

Regulatory Capital Components
	As of
	March 31, 2024	December 31, 2023
	(Dollars in millions)
Total equity	$82,006	$77,682
Less:
Senior preferred stock	120,836	120,836
Preferred stock	19,130	19,130
Common equity	(57,960)	(62,284)
Less: deferred tax assets arising from temporary differences that exceed 10% of common equity tier 1 capital and other regulatory adjustments	11,525	11,681
Common equity tier 1 capital (deficit)	(69,485)	(73,965)
Add: perpetual, noncumulative preferred stock	19,130	19,130
Tier 1 capital (deficit)	(50,355)	(54,835)
Tier 2 capital adjustments	—	—
Adjusted total capital (deficit)	$(50,355)	$(54,835)
The table below presents certain components of our core capital.

Statutory Capital Components
	As of
	March 31, 2024	December 31, 2023
	(Dollars in millions)
Total equity	$82,006	$77,682
Less:
Senior preferred stock	120,836	120,836
Accumulated other comprehensive income (loss), net of taxes	36	32
Core capital (deficit)	$(38,866)	$(43,186)
Less: general allowance for foreclosure losses	(8,590)	(8,934)
Total capital (deficit)	$(30,276)	$(34,252)
Capital Activity
Under the terms governing the senior preferred stock, no dividends were payable to Treasury for the first quarter of 2024 and none are payable for the second quarter of 2024.
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
As a result of these terms governing the senior preferred stock, the aggregate liquidation preference of the senior preferred stock increased to $199.2 billion as of March 31, 2024 from $195.2 billion as of December 31, 2023, due to the $4.0 billion increase in our net worth in the fourth quarter of 2023. The aggregate liquidation preference of the senior preferred stock will further increase to $203.5 billion as of June 30, 2024, due to the $4.3 billion increase in our net worth in the first quarter of 2024. See “Business—Conservatorship and Treasury Agreements—Treasury Agreements” in our 2023 Form 10-K for more information on the terms of our senior preferred stock, including how the aggregate liquidation preference is determined.
Increases in our net worth improve our capital position and our ability to absorb losses; however, increases in our net worth also increase the aggregate liquidation preference of the senior preferred stock by the same amount until the capital reserve end date as discussed above.

Fannie Mae First Quarter 2024 Form 10-Q	49

MD&A | Liquidity and Capital Management

Treasury Funding Commitment
Treasury made a commitment under the senior preferred stock purchase agreement to provide funding to us under certain circumstances if we have a net worth deficit. As of March 31, 2024, the remaining amount of Treasury’s funding commitment to us was $113.9 billion. See “Note 2, Conservatorship, Senior Preferred Stock Purchase Agreement and Related Matters” in our 2023 Form 10-K for more information on Treasury’s funding commitment under the senior preferred stock purchase agreement.
Risk Management

Our business activities expose us to the following major categories of risk: credit risk (including mortgage credit risk and institutional counterparty credit risk), market risk (including interest-rate risk), liquidity and funding risk, operational risk (including cyber/information security risk and third-party risk) and model risk, as well as strategic risk, compliance risk and reputational risk. We are also exposed to climate risk, which we view as a cross-cutting risk that can impact a variety of our existing risk categories, particularly credit risk. See “MD&A—Risk Management” in our 2023 Form 10-K for a discussion of our management of these risks. This section supplements and updates that discussion but does not address all of the risk management categories described in our 2023 Form 10-K.
Market Risk Management, including Interest-Rate Risk Management
We are subject to market risk, which includes interest-rate risk and spread risk. These risks arise primarily from our mortgage asset investments. Interest-rate risk is the risk that movements in interest rates will adversely affect the value of our assets or liabilities or our future earnings or capital. Spread risk is the risk from changes in an instrument’s value that relate to factors other than changes in interest rates. We do not currently actively manage or hedge, on an economic basis, our spread risk, or the interest-rate risk arising from cost basis adjustments and float income associated with mortgage assets held by our consolidated MBS trusts. See “MD&A—Risk Management—Market Risk Management, including Interest-Rate Risk Management” and “Risk Factors—Market and Industry Risk” in our 2023 Form 10-K for additional information, including our sources of interest-rate risk exposure, business risks posed by changes in interest rates, and our strategy for managing interest-rate risk. For additional information on the impact of interest-rate risk on our earnings, see “Earnings Exposure to Interest-Rate Risk” below.

Fannie Mae First Quarter 2024 Form 10-Q	50

MD&A | Risk Management | Market Risk Management, including Interest-Rate Risk Management
Measurement of Interest-Rate Risk
The table below displays the pre-tax market value sensitivity of our net portfolio to changes in the level of interest rates and the slope of the applicable yield curve as measured on the last day of each period presented. We collectively define our net portfolio as: our retained mortgage portfolio assets; our corporate liquidity portfolio; outstanding debt of Fannie Mae used to fund the retained mortgage portfolio assets and corporate liquidity portfolio; mortgage commitments; and risk management derivatives. The table below also provides the daily average, minimum, maximum and standard deviation values for duration gap and for the most adverse market value impact on the net portfolio to changes in the level of interest rates and the slope of the applicable yield curve for the three months ended March 31, 2024 and 2023. Our practice is to allow interest rates to go below zero in the downward shock models unless otherwise prevented through contractual floors.
Effective April 2023, we transitioned our portfolio interest-rate risk measurement process from using LIBOR to using SOFR as the benchmark interest rate. This change did not have a significant impact on the measurement of our interest-rate risk or our financial results. The interest-rate sensitivity metrics in the table below for the three months ended March 31, 2023 were not revised.
For information on how we measure our interest-rate risk, see “MD&A—Risk Management—Market Risk Management, including Interest-Rate Risk Management” in our 2023 Form 10-K.

Interest-Rate Sensitivity of Net Portfolio to Changes in Interest-Rate Level and Slope of Yield Curve
	As of(1)(2)
	March 31, 2024	December 31, 2023
	(Dollars in millions)
Rate level shock:
-100 basis points	$96	$53
-50 basis points	47	39
+50 basis points	(50)	(47)
+100 basis points	(88)	(93)
Rate slope shock:
-25 basis points (flattening)	(11)	(7)
+25 basis points (steepening)	2	5

	For the Three Months Ended March 31,(1)(3)
	2024			2023
	Duration Gap	Rate Slope Shock 25 bps	Rate Level Shock 50 bps	Duration Gap	Rate Slope Shock 25 bps	Rate Level Shock 50 bps
		Market Value Sensitivity			Market Value Sensitivity
	(In years)	(Dollars in millions)		(In years)	(Dollars in millions)
Average	0.04	$(9)	$(36)	0.02	$(14)	$(26)
Minimum	0.01	(14)	(71)	(0.01)	(19)	(50)
Maximum	0.09	1	(18)	0.05	(8)	(5)
Standard deviation	0.02	3	13	0.01	4	12
(1)Computed based on changes in SOFR interest-rates swap curve as of and for the three months ended March 31, 2024, and as of December 31, 2023. Computed based on changes in U.S. LIBOR interest-rates swap curve for the three months ended March 31, 2023. Changes in the level of interest rates assume a parallel shift in all maturities of the SOFR or U.S. LIBOR interest-rate swap curve, as applicable. Changes in the slope of the yield curve assume a constant 7-year rate, a shift of 16.7 basis points for the 1-year rate (and shorter tenors) and an opposite shift of 8.3 basis points for the 30-year rate. Rate shocks for remaining maturity points are interpolated.
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

Fannie Mae First Quarter 2024 Form 10-Q	51

MD&A | Risk Management | Market Risk Management, including Interest-Rate Risk Management
We use derivatives to help manage the residual interest-rate risk exposure between the assets and liabilities in our net portfolio. Derivatives have enabled us to keep our economic interest-rate risk exposure at consistently low levels in a wide range of interest-rate environments. The table below displays an example of how derivatives impacted the net market value exposure for a 50 basis point parallel interest-rate shock. For additional information on our derivative positions, see “Note 9, Derivative Instruments” in our 2023 Form 10-K and in this report.

Derivative Impact on Interest-Rate Risk (50 Basis Points)
	As of(1)
	March 31, 2024	December 31, 2023
	(Dollars in millions)
Before derivatives	$(396)	$(449)
After derivatives	(50)	(47)
Effect of derivatives	346	402
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
We apply fair value hedge accounting to address some of the exposure to interest rates, particularly the earnings volatility related to changes in benchmark interest rates. Our hedge accounting program is specifically designed to address the volatility of our financial results associated with changes in fair value related to changes in these benchmark interest rates. As such, earnings variability driven by other factors, such as spreads or changes in cost basis amortization recognized in net interest income, remains. In addition, our ability to effectively reduce earnings volatility is dependent upon the volume and type of interest-rate swaps available for hedging, which is driven by our interest-rate risk management strategy discussed above and in our 2023 Form 10-K. As our range of available interest-rate swaps varies over time, our ability to reduce earnings volatility through hedge accounting may vary as well. When the shape of the yield curve shifts significantly from period to period, hedge accounting may be less effective. In our current program, we establish new hedging relationships each business day to provide flexibility in our overall risk management strategy.
See “Note 1, Summary of Significant Accounting Policies” in our 2023 Form 10-K and “Note 9, Derivative Instruments” in this report for additional information on our fair value hedge accounting policy and related disclosures.
Critical Accounting Estimates

The preparation of financial statements in accordance with GAAP requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in our condensed consolidated financial statements. Understanding our accounting policies and the extent to which we use management judgment and estimates in applying these policies is integral to understanding our financial statements. We describe our most significant accounting policies in “Note 1, Summary of Significant Accounting Policies” in this report and in our 2023 Form 10-K.
We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as necessary based on changing conditions. Management has discussed any significant changes in judgments and assumptions in applying our critical accounting estimates with the Audit Committee of our Board of Directors. See “Risk Factors—General Risk” in our 2023 Form 10-K for a discussion of the risks associated with the need for management to make judgments and estimates in applying our accounting policies and methods. We have identified one of our accounting estimates, allowance for loan losses, as critical because it involves significant judgments and assumptions about highly complex and inherently uncertain matters, and the use of reasonably different judgments and assumptions could have a material impact on our reported results of operations or financial condition.

Fannie Mae First Quarter 2024 Form 10-Q	52

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
The allowance for loan losses involves substantial judgment on a number of matters including the development and weighting of macroeconomic forecasts, the reversion period applied, the assessment of similar risk characteristics, which determines the historic loss experience used to derive probability of loan default, the valuation of collateral, which includes judgments about the property condition at the time of foreclosure, and the determination of a loan’s remaining expected life. Our most significant judgments involved in estimating our allowance for loan losses relate to the modeled macroeconomic data used to develop reasonable and supportable forecasts for key economic drivers, which are subject to significant inherent uncertainty. Most notably, for single-family, the model uses forecasted single-family home prices as well as a range of possible future interest rate environments. For multifamily, the model uses forecasted rental income and property valuations over the remaining life of each mortgage loan. In developing a reasonable and supportable forecast, the model simulates multiple paths of interest rates, rental income and property values based on current market conditions.
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

Fannie Mae First Quarter 2024 Form 10-Q	53

MD&A | Critical Accounting Estimates

The table below provides information about our most significant key macroeconomic inputs used in determining our single-family allowance for loan losses: forecasted home price growth rates and interest rates. Although the model consumes a wide range of possible regional home price forecasts and interest rate scenarios that take into account inherent uncertainty, the forecasts below represent the mean path of those simulations used in determining the allowance for the quarter ended March 31, 2024, and for each quarter during the year ended December 31, 2023, and how those forecasts have changed between periods of estimate. Below we present our home price growth and interest rate estimates used in our estimate of expected credit losses. Our forecasts include estimates for periods beyond 2026 that are not presented in the table below.

Select Single-Family Macroeconomic Model Inputs(1)

Forecasted home price growth (decline) rate by period of estimate:(2)
	For the Full Year ending December 31,
	2024	2025	2026
First Quarter 2024	4.8%	1.5%	*

	For the Full Year ending December 31,
	2023	2024	2025
Fourth Quarter 2023	7.1%	3.2%	0.3%
Third Quarter 2023	6.7	2.8	(0.4)
Second Quarter 2023	3.9	(0.7)	(1.5)
First Quarter 2023	(1.2)	(2.2)	(1.1)

Forecasted 30-year mortgage interest rates by period of estimate:(3)
	Through the end of December 31,	For the Full Year ending December 31,
	2024	2025	2026
First Quarter 2024	6.8%	6.4%	6.2%

	Through the end of December 31,	For the Full Year ending December 31,
	2023	2024	2025
Fourth Quarter 2023	6.8%	6.4%	6.0%
Third Quarter 2023	7.5	7.2	6.8
Second Quarter 2023	6.7	6.0	5.8
First Quarter 2023	6.2	5.7	5.5
*    Represents less than 0.05% of home price growth (decline).
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
(3)Forecasted 30-year interest rates represent the mean of possible future interest rate environments that are simulated by our interest rate model and used in the estimation of credit losses. Forecasts through the end of December 31, 2024 and 2023 represent the average forecasted rate from the quarter-end through the calendar year end of December 31st. The fourth quarter of 2023 interest rate represents the 30-year interest rate as of December 31, 2023. This table reflects the forecasted interest rate data we used in estimating credit losses for the periods shown and does not reflect changes in interest rates that occurred after the forecast date.

Fannie Mae First Quarter 2024 Form 10-Q	54

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
As noted above, our allowance for loan losses is sensitive to changes in home prices and interest rate changes. To consider the impact of a hypothetical change in home prices, assuming a positive one-percentage point change in the home price growth rate for the first twelve months of the forecast, on a normalized basis, with all other factors held constant, the single-family allowance for loan losses as of March 31, 2024 would decrease by approximately 3%. Conversely, assuming a negative one-percentage point change in the home price growth rate for the first twelve months of the forecast, on a normalized basis, the single-family allowance for loan losses would increase by approximately 3%.
To consider the impact of a hypothetical change in 30-year interest rates, assuming a 50-basis point increase in estimated 30-year interest rates, with all other factors held constant, the single-family allowance for loan losses as of March 31, 2024 would increase by approximately 3%. Conversely, assuming a 50-basis point decrease in 30-year interest rates, the single-family allowance for loan losses would decrease by approximately 4%.
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
We provide more detailed information on our accounting for the allowance for loan losses in “Note 1, Summary of Significant Accounting Policies” in our 2023 Form 10-K. See “Note 5, Allowance for Loan Losses” for additional information about our current period benefit for loan losses.
See “Key Market Economic Indicators” in our 2023 Form 10-K for additional information about how home prices can affect our credit loss estimates. See “Key Market Economic Indicators” in this report for a discussion of home price growth rates and our home price forecast. Also see “Consolidated Results of Operations—Benefit (Provision) for Credit Losses” in this report for information on how our home price forecast impacted our single-family benefit for credit losses.
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
•our business plans and strategies, and their impact;
•the credit performance of the loans in our guaranty book of business (including future loan delinquencies and foreclosures) and the factors that will affect such performance;

Fannie Mae First Quarter 2024 Form 10-Q	55

MD&A | Forward-Looking Statements

•the effects of our credit risk transfer transactions, as well as the factors that will affect our engagement in future credit risk transfer transactions;
•how we intend to repay our debt obligations;
•the impact of the adoption of new accounting guidance;
•our payments to HUD and Treasury funds under the GSE Act;
•legal and regulatory proceedings; and
•the risks to our business.
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
•growth, deterioration and the overall health and stability of the U.S. economy, including GDP, unemployment rates, personal income, inflation and other indicators thereof;
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

Fannie Mae First Quarter 2024 Form 10-Q	56

MD&A | Forward-Looking Statements

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
•actions by FHFA, Treasury, the Federal Reserve, the Office of the Comptroller of the Currency (“OCC”), the Federal Deposit Insurance Corporation (“FDIC”), the Commodity Futures Trading Commission (“CFTC”), HUD, the Consumer Financial Protection Bureau (“CFPB”), the SEC or other regulators, Congress, the Executive Branch, or state or local governments that affect our business;
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
•severe weather events, fires, floods or other climate change events or impacts, including those for which we may be uninsured or under-insured or that may affect our counterparties or the hazard insurers insuring properties underlying our guaranty book of business, and other risks resulting from climate change and efforts to address climate change and related risks;
•defaults by one or more of our counterparties or by the hazard insurers insuring properties underlying our guaranty book of business;

Fannie Mae First Quarter 2024 Form 10-Q	57

MD&A | Forward-Looking Statements

•resolution or settlement agreements we may enter into with our counterparties;
•our need to rely on third parties to fully achieve some of our corporate objectives, including our reliance on mortgage servicers;
•the effectiveness of our risk management processes and related controls;
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
•changes in the fair value of our assets and liabilities; and
•the other factors described in “Risk Factors” in our 2023 Form 10-K.
Readers are cautioned not to unduly rely on the forward-looking statements we make and to place these forward-looking statements into proper context by carefully considering the factors identified above and those discussed in “Risk Factors” in our 2023 Form 10-K. These forward-looking statements are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement as a result of new information, future events or otherwise, except as required under the federal securities laws.

Fannie Mae First Quarter 2024 Form 10-Q	58

Financial Statements | Condensed Consolidated Balance Sheets
Item 1.  Financial Statements
FANNIE MAE
(In conservatorship)
Condensed Consolidated Balance Sheets — (Unaudited)
(Dollars in millions)

	As of
	March 31, 2024	December 31, 2023

ASSETS
Cash and cash equivalents	$12,524	$35,817
Restricted cash and cash equivalents (includes $14,028 and $25,836, respectively, related to consolidated trusts)	20,730	32,889
Securities purchased under agreements to resell (includes $13,650 and $0, respectively, related to consolidated trusts)	73,725	30,700
Investments in securities, at fair value	49,896	53,116
Mortgage loans:
Loans held for sale, at lower of cost or fair value	1,910	2,149
Loans held for investment, at amortized cost:
Of Fannie Mae	46,566	48,199
Of consolidated trusts	4,089,021	4,094,013
Total loans held for investment (includes $3,176 and $3,315, respectively, at fair value)	4,135,587	4,142,212
Allowance for loan losses	(8,379)	(8,730)
Total loans held for investment, net of allowance	4,127,208	4,133,482
Total mortgage loans	4,129,118	4,135,631
Advances to lenders	2,052	1,389
Deferred tax assets, net	11,525	11,681
Accrued interest receivable, net (includes $10,435 and $10,132 related to consolidated trusts and net of allowance of $25 and $25, respectively)	11,065	10,724
Other assets	13,184	13,490
Total assets	$4,323,819	$4,325,437
LIABILITIES AND EQUITY
Liabilities:
Accrued interest payable (includes $10,384 and $10,212, respectively, related to consolidated trusts)	$11,121	$10,931
Debt:
Of Fannie Mae (includes $654 and $761, respectively, at fair value)	118,401	124,065
Of consolidated trusts (includes $13,762 and $14,343, respectively, at fair value)	4,098,173	4,098,653
Other liabilities (includes $1,694 and $1,713, respectively, related to consolidated trusts)	14,118	14,106
Total liabilities	4,241,813	4,247,755
Commitments and contingencies (Note 14)	—	—
Fannie Mae stockholders’ equity:
Senior preferred stock (liquidation preference of $199,181 and $195,224, respectively)	120,836	120,836
Preferred stock, 700,000,000 shares are authorized—555,374,922 shares issued and outstanding	19,130	19,130
Common stock, no par value, no maximum authorization—1,308,762,703 shares issued and 1,158,087,567 shares outstanding	687	687
Accumulated deficit	(51,283)	(55,603)
Accumulated other comprehensive income	36	32
Treasury stock, at cost, 150,675,136 shares	(7,400)	(7,400)
Total stockholders’ equity	82,006	77,682
Total liabilities and equity	$4,323,819	$4,325,437

See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) First Quarter 2024 Form 10-Q	59

Financial Statements | Condensed Consolidated Statements of Operations and Comprehensive Income
FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Operations and Comprehensive Income — (Unaudited)
(Dollars and shares in millions, except per share amounts)

	For the Three Months Ended March 31,

	2024	2023
Interest income:
Investments in securities	$921	$981
Mortgage loans	35,216	32,137
Other	661	452
Total interest income	36,798	33,570
Interest expense:
Short-term debt	(195)	(119)
Long-term debt	(29,580)	(26,665)
Total interest expense	(29,775)	(26,784)
Net interest income	7,023	6,786
Benefit (provision) for credit losses	180	(132)
Net interest income after benefit (provision) for credit losses	7,203	6,654
Investment gains (losses), net	22	(67)
Fair value gains, net	480	204
Fee and other income	72	63
Non-interest income	574	200
Administrative expenses:
Salaries and employee benefits	(511)	(480)
Professional services	(201)	(184)
Other administrative expenses	(217)	(204)
Total administrative expenses	(929)	(868)
TCCA fees	(860)	(855)
Credit enhancement expense	(419)	(341)
Change in expected credit enhancement recoveries	63	120
Other expenses, net	(199)	(130)
Total expenses	(2,344)	(2,074)
Income before federal income taxes	5,433	4,780
Provision for federal income taxes	(1,113)	(1,008)
Net income	4,320	3,772
Other comprehensive income	4	—
Total comprehensive income	$4,324	$3,772
Net income	$4,320	$3,772
Dividends distributed or amounts attributable to senior preferred stock	(4,324)	(3,772)
Net income (loss) attributable to common stockholders	$(4)	$—
Earnings per share:
Basic	$0.00	$0.00
Diluted	0.00	0.00
Weighted-average common shares outstanding:
Basic	5,867	5,867
Diluted	5,867	5,867

See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) First Quarter 2024 Form 10-Q	60

Financial Statements | Condensed Consolidated Statements of Cash Flows
FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Cash Flows — (Unaudited)
(Dollars in millions)

	For the Three Months Ended March 31,
	2024	2023
Net cash provided by operating activities	$7,135	$4,015
Cash flows provided by (used in) investing activities:
Mortgage loans acquired held for investment:
Purchases	(28,018)	(27,422)
Proceeds from sales	418	1,539
Proceeds from repayments	76,364	77,876
Advances to lenders	(18,753)	(22,571)
Proceeds from disposition of acquired property, preforeclosure sales and insurance proceeds	1,171	1,310
Net change in federal funds sold and securities purchased under agreements to resell	(43,025)	(12,385)
Other, net	(450)	(778)
Net cash provided by (used in) investing activities	(12,293)	17,569
Cash flows provided by (used in) financing activities:
Proceeds from issuance of debt of Fannie Mae	129,592	102,839
Payments to redeem debt of Fannie Mae	(135,040)	(98,333)
Proceeds from issuance of debt of consolidated trusts	53,098	53,102
Payments to redeem debt of consolidated trusts	(77,944)	(76,196)
Net cash used in financing activities	(30,294)	(18,588)
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	(35,452)	2,996
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	68,706	87,841
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$33,254	$90,837
Cash paid during the period for:
Interest	$31,381	$27,190
Income taxes	—	—

See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) First Quarter 2024 Form 10-Q	61

Financial Statements | Condensed Consolidated Statements of Changes in Equity
FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Changes in
Equity — (Unaudited)
(Dollars and shares in millions)

	Fannie Mae Stockholders’ Equity
	Shares Outstanding			Senior Preferred Stock	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Equity
	Senior Preferred	Preferred	Common
Balance as of December 31, 2023	1	556	1,158	$120,836	$19,130	$687	$(55,603)	$32	$(7,400)	$77,682
Comprehensive income:
Net income	—	—	—	—	—	—	4,320	—	—	4,320
Other comprehensive income, net of tax effect:
Changes in net unrealized gains on available-for-sale securities (net of taxes of $2)	—	—	—	—	—	—	—	6	—	6
Other (net of taxes of $0)	—	—	—	—	—	—	—	(2)	—	(2)
Total comprehensive income										4,324
Balance as of March 31, 2024	1	556	1,158	$120,836	$19,130	$687	$(51,283)	$36	$(7,400)	$82,006

	Fannie Mae Stockholders’ Equity
	Shares Outstanding			Senior Preferred Stock	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Equity
	Senior Preferred	Preferred	Common
Balance as of December 31, 2022	1	556	1,158	$120,836	$19,130	$687	$(73,011)	$35	$(7,400)	$60,277
Comprehensive income:
Net income	—	—	—	—	—	—	3,772	—	—	3,772
Other comprehensive income, net of tax effect:
Changes in net unrealized gains on available-for-sale securities (net of taxes of $0)	—	—	—	—	—	—	—	2	—	2
Other (net of taxes of $0)	—	—	—	—	—	—	—	(2)	—	(2)
Total comprehensive income										3,772
Balance as of March 31, 2023	1	556	1,158	$120,836	$19,130	$687	$(69,239)	$35	$(7,400)	$64,049

See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) First Quarter 2024 Form 10-Q	62

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
We are currently operating under conservatorship, with the Federal Housing Finance Agency (“FHFA”) acting as conservator. See “Note 2, Conservatorship, Senior Preferred Stock Purchase Agreement and Related Matters” below and in our annual report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”) for information on our conservatorship, the senior preferred stock purchase agreement, the impact of U.S. government support of our business, and related party relationships.
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and note disclosures required by GAAP for complete consolidated financial statements and therefore should be read in conjunction with our audited consolidated financial statements and related notes included in our 2023 Form 10-K. In the opinion of management, our unaudited interim condensed consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of our results. The nature of our business is such that the results of any interim period are not necessarily indicative of results for a full year. The accompanying condensed consolidated financial statements include our accounts as well as the accounts of other entities in which we have a controlling financial interest. All intercompany balances and transactions have been eliminated. To conform to our current-period presentation, we have reclassified certain amounts reported in our prior period consolidated financial statements.
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
Earnings per Share
Earnings per share (“EPS”) is presented for basic and diluted EPS. We include the shares of common stock that would be issuable upon full exercise of the common stock warrant in the weighted average shares outstanding for the computation of both basic and diluted earnings per share. Weighted average common shares include 4.7 billion shares for the periods ended March 31, 2024 and 2023 that would have been issued upon the full exercise of the warrant issued to Treasury from the date the warrant was issued through March 31, 2024 and 2023.
For the calculation of diluted EPS, the weighted average shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. For the three months ended March 31, 2024 and 2023, convertible preferred stock is not included in the calculation because it would have an anti-dilutive effect.
Foreclosed Property
We present foreclosed property in “Other assets” in our condensed consolidated balance sheets. We held $1.8 billion of acquired property as of March 31, 2024 and December 31, 2023.

Fannie Mae (In conservatorship) First Quarter 2024 Form 10-Q	63

Notes to Condensed Consolidated Financial Statements | Summary of Significant Accounting Policies
New Accounting Guidance
Segment Reporting
On November 27, 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures. The ASU enhances disclosure of an entity’s reportable segments by requiring additional information about significant segment expenses, interim disclosures of certain segment information that previously were only required on an annual basis and other detailed segment-related disclosures. The ASU applies to all public entities that are required to report segment information and is effective starting in annual periods beginning after December 15, 2023 and interim periods beginning after December 15, 2024. The ASU is required to be adopted retrospectively to all prior periods presented in the financial statements. The adoption of this guidance is not expected to have a material impact on our financial statements.
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
2.  Conservatorship, Senior Preferred Stock Purchase Agreement and Related Matters
Conservatorship
We are currently operating under conservatorship, with FHFA acting as conservator. The conservatorship and related matters significantly affect our management, business activities, financial condition and results of operations.
Senior Preferred Stock Purchase Agreement
FHFA, as conservator, entered into a senior preferred stock purchase agreement with the U.S. Department of the Treasury (“Treasury”) on our behalf in September 2008. In connection with that agreement, we issued Treasury one million shares of Variable Liquidation Preference Senior Preferred Stock, Series 2008-2, which we refer to as the “senior preferred stock,” and a warrant to purchase shares equal to 79.9% of our common stock, on a fully diluted basis, for a nominal price. This agreement also provides funding to us under certain circumstances if we have a net worth deficit. Pursuant to the senior preferred stock purchase agreement, we have received a total of $119.8 billion from Treasury as of March 31, 2024, and the amount of remaining funding available to us under the agreement is $113.9 billion. We have not received any funding from Treasury under this commitment since the first quarter of 2018. We had a positive net worth of $82.0 billion as of March 31, 2024.
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
The aggregate liquidation preference of the senior preferred stock increased to $199.2 billion as of March 31, 2024 from $195.2 billion as of December 31, 2023, due to the $4.0 billion increase in our net worth in the fourth quarter of 2023. The aggregate liquidation preference of the senior preferred stock will further increase to $203.5 billion as of June 30, 2024, due to the $4.3 billion increase in our net worth in the first quarter of 2024.
Impact of U.S. Government Support
We continue to rely on support from Treasury to eliminate any net worth deficits we may experience in the future, which would otherwise trigger our being placed into receivership. We are not aware of any plans of FHFA (1) to fundamentally change our business model, or (2) to reduce the aggregate amount available to or held by the company under our

Fannie Mae (In conservatorship) First Quarter 2024 Form 10-Q	64

Notes to Condensed Consolidated Financial Statements | Conservatorship, Senior Preferred Stock Purchase Agreement and Related Matters
equity structure, which includes the senior preferred stock agreement. Based on consideration of all the relevant conditions and events affecting our operations, including our reliance on the U.S. government, we continue to operate as a going concern and in accordance with FHFA’s provision of authority.
Related Parties
Because Treasury holds a warrant to purchase shares of Fannie Mae common stock equal to 79.9% of the total number of shares of Fannie Mae common stock, we and Treasury are deemed related parties. As of March 31, 2024, Treasury held an investment in our senior preferred stock with an aggregate liquidation preference of $199.2 billion.
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
In the ordinary course of business, Fannie Mae may purchase and sell securities issued by Treasury and Freddie Mac in the capital markets. Some of the structured securities we issue are backed in whole or in part by Freddie Mac securities. Fannie Mae and Freddie Mac each have agreed to indemnify the other party for losses caused by: its failure to meet its payment or other specified obligations under the trust agreements pursuant to which the underlying resecuritized securities were issued; its failure to meet its obligations under the customer services agreement; its violations of laws; or with respect to material misstatements or omissions in offering documents, ongoing disclosures and materials relating to the underlying resecuritized securities. We also make regular income tax payments to and receive tax refunds from the Internal Revenue Service (“IRS”), a bureau of Treasury.
The following table provides the income statement impact of our related party transactions for the periods presented in addition to the associated liability at period end. The associated liability represents amounts accrued with respect to the related party transactions that have not yet been paid to the applicable related parties. In addition to the impact described in the table below, our investment in CSS, which is accounted for using the equity method, is classified as “Other assets” in our condensed consolidated balance sheets. We contributed $22 million and $26 million to CSS for the three months ended March 31, 2024 and 2023, respectively.

Related Party	Activity	Income Statement Classification	For the Three Months Ended March 31,		Other Liabilities as of March 31, 2024
			2024	2023
			(Dollars in millions)
Treasury	TCCA fees	TCCA fees(1)	$860	$855	$860
Treasury	Treasury’s Capital Magnet Fund	Other expenses, net	11	11	11
FHFA	FHFA regulatory assessment fees	Other administrative expenses	40	39	—
Treasury & Freddie Mac	Making Home Affordable Program reimbursements	Administrative expenses	—	3	—
CSS & Freddie Mac	Net operating losses associated with our investment in CSS	Other expenses, net	22	26	—
(1)Consists of the portion of our single-family guaranty fees that is paid to Treasury pursuant to the TCCA. The resulting fee revenue and expense are recorded in “Interest income: Mortgage loans” and “TCCA fees,” respectively, in our condensed consolidated statements of operations and comprehensive income.
3.  Consolidations and Transfers of Financial Assets
We have interests in various entities that are considered to be variable interest entities (“VIEs”). The primary types of VIEs are securitization and resecuritization trusts, limited partnerships and special purpose vehicles (“SPVs”). Variable interests from Freddie Mac and other issuers may include a guaranty that reduce our exposure to credit risk when we hold them as investments or resecuritize them in a resecuritization trust that issues MBS that are backed by our guaranty. We consolidate the substantial majority of our single-class securitization trusts because our role as guarantor and master servicer provides us with the power to direct activities (primarily the servicing of mortgage loans) that impact the credit risk to which we are exposed. In contrast, we do not consolidate single-class securitization trusts when other organizations have the power to direct these activities unless we have the unilateral ability to dissolve the trust. We also do not consolidate our resecuritization trusts unless we have the unilateral ability to dissolve the trust. We may include

Fannie Mae (In conservatorship) First Quarter 2024 Form 10-Q	65

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

	As of
	March 31, 2024	December 31, 2023

	(Dollars in millions)
Assets and liabilities recorded in our condensed consolidated balance sheets related to unconsolidated mortgage-backed trusts:
Investments in securities, at fair value	$1,813	$4,863
Other assets	36	37
Other liabilities	(41)	(42)
Net carrying amount	$1,808	$4,858
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
Our maximum exposure to loss related to unconsolidated securitization and resecuritization trusts, which includes but is not limited to our exposure to these Freddie Mac securities, was approximately $216 billion and $223 billion as of March 31, 2024 and December 31, 2023, respectively. The total assets of our unconsolidated securitization and resecuritization trusts were approximately $217 billion and $273 billion as of March 31, 2024 and December 31, 2023, respectively.
The maximum exposure to loss for our unconsolidated limited partnerships and similar legal entities, which consist of LIHTC investments, community investments and investments in other entities, was $558 million and the related net carrying value was $558 million as of March 31, 2024. As of December 31, 2023, the maximum exposure to loss was $530 million and the related net carrying value was $528 million. The total assets of these limited partnership investments was $5.8 billion as of March 31, 2024 and December 31, 2023.
The maximum exposure to loss related to our involvement with unconsolidated SPVs that transfer credit risk represents the unpaid principal balance and accrued interest payable of obligations issued by our Connecticut Avenue Securities® (“CAS”) and Multifamily Connecticut Avenue Securities® (“MCASTM”) SPVs. The maximum exposure to loss related to these unconsolidated SPVs was $22.6 billion and $21.4 billion as of March 31, 2024 and December 31, 2023, respectively. The total assets related to these unconsolidated SPVs were $22.6 billion and $21.4 billion as of March 31, 2024 and December 31, 2023, respectively.
The unpaid principal balance of our multifamily loan portfolio was $467.8 billion as of March 31, 2024. As our lending relationship does not provide us with a controlling financial interest in the borrower entity, we do not consolidate these borrowers regardless of their status as either a VIE or a voting interest entity. We have excluded these entities from our VIE disclosures. However, the disclosures we have provided in “Note 4, Mortgage Loans,” “Note 5, Allowance for Loan Losses” and “Note 7, Financial Guarantees” with respect to this population are consistent with the FASB’s stated objectives for the disclosures related to unconsolidated VIEs.
Transfers of Financial Assets and Portfolio Securitizations
We issue Fannie Mae MBS through portfolio securitization transactions by transferring pools of mortgage loans or mortgage-related securities to one or more trusts or special purpose entities. For the three months ended March 31, 2024 and 2023, the unpaid principal balance of portfolio securitizations was $31.2 billion and $28.3 billion, respectively. The substantial majority of these portfolio securitization transactions generally do not qualify for sale treatment. Portfolio

Fannie Mae (In conservatorship) First Quarter 2024 Form 10-Q	66

Notes to Condensed Consolidated Financial Statements | Consolidations and Transfers of Financial Assets

securitization trusts that do qualify for sale treatment primarily consist of loans that are guaranteed or insured, in whole or in part, by the U.S. government.
We retain interests from the transfer and sale of mortgage-related securities to unconsolidated single-class and multi-class portfolio securitization trusts. As of March 31, 2024, the unpaid principal balance of retained interests was $797 million and its related fair value was $1.2 billion. As of December 31, 2023, the unpaid principal balance of retained interests was $821 million and its related fair value was $1.3 billion. For the three months ended March 31, 2024 and 2023, the principal, interest and other fees received on retained interests was $64 million and $78 million, respectively.
4.  Mortgage Loans
We own single-family mortgage loans, which are secured by four or fewer residential dwelling units, and multifamily mortgage loans, which are secured by five or more residential dwelling units. We classify these loans as either held for investment (“HFI”) or held for sale (“HFS”). Unless otherwise noted, within “Note 4, Mortgage Loans,” we report the amortized cost of HFI loans for which we have not elected the fair value option at the unpaid principal balance, net of unamortized premiums and discounts, hedge-related basis adjustments, other cost basis adjustments, and accrued interest receivable. Within our condensed consolidated balance sheets, we present accrued interest receivable, net separately from the amortized cost of our loans held for investment. We report the carrying value of HFS loans at the lower of cost or fair value and record valuation changes in “Investment gains (losses), net” in our condensed consolidated statements of operations and comprehensive income.
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
The following table displays the carrying value of our mortgage loans and allowance for loan losses.

	As of
	March 31, 2024	December 31, 2023
	(Dollars in millions)
Single-family	$3,629,515	$3,641,385
Multifamily	467,817	461,247
Total unpaid principal balance of mortgage loans	4,097,332	4,102,632
Cost basis and fair value adjustments, net	40,165	41,729
Allowance for loan losses for HFI loans	(8,379)	(8,730)
Total mortgage loans(1)	$4,129,118	$4,135,631
(1)Excludes $10.6 billion and $10.4 billion of accrued interest receivable, net of allowance as of March 31, 2024 and December 31, 2023, respectively.

Fannie Mae (In conservatorship) First Quarter 2024 Form 10-Q	67

Notes to Condensed Consolidated Financial Statements | Mortgage Loans
The following table displays information about our purchase of HFI loans, redesignation of loans and the sales of mortgage loans during the period.

	For the Three Months Ended March 31,

	2024	2023
	(Dollars in millions)
Purchase of HFI loans:
Single-family unpaid principal balance	$62,290	$67,467
Multifamily unpaid principal balance	10,068	10,235

Single-family loans redesignated from HFI to HFS:
Amortized cost	$236	$—
Lower of cost or fair value adjustment at time of redesignation(1)	(20)	—
Allowance reversed at time of redesignation	(1)	—

Single-family loans sold:
Unpaid principal balance	$499	$1,842
Realized gains, net	5	17
(1)Consists of the write-off against the allowance at the time of redesignation.
The amortized cost of single-family mortgage loans for which formal foreclosure proceedings were in process was $4.6 billion as of March 31, 2024 and December 31, 2023. As a result of our various loss mitigation and foreclosure prevention efforts, we expect that a portion of the loans in the process of formal foreclosure proceedings will not ultimately foreclose.

Fannie Mae (In conservatorship) First Quarter 2024 Form 10-Q	68

Notes to Condensed Consolidated Financial Statements | Mortgage Loans
Aging Analysis
The following tables display an aging analysis of the total amortized cost of our HFI mortgage loans by portfolio segment and class of financing receivable, excluding loans for which we have elected the fair value option.

	As of March 31, 2024
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(1)	Total Delinquent	Current	Total	Loans 90 Days or More Delinquent and Accruing Interest	Nonaccrual Loans with No Allowance
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$29,350	$7,275	$17,352	$53,977	$3,158,049	$3,212,026	$866	$3,118
15-year or less, amortizing fixed-rate	1,547	281	585	2,413	410,920	413,333	49	188
Adjustable-rate	158	38	92	288	25,798	26,086	7	19
Other(2)	557	152	491	1,200	22,554	23,754	121	193
Total single-family	31,612	7,746	18,520	57,878	3,617,321	3,675,199	1,043	3,518
Multifamily(3)	275	N/A	1,578	1,853	465,991	467,844	140	659
Total	$31,887	$7,746	$20,098	$59,731	$4,083,312	$4,143,043	$1,183	$4,177

	As of December 31, 2023
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(1)	Total Delinquent	Current	Total	Loans 90 Days or More Delinquent and Accruing Interest	Nonaccrual Loans with No Allowance
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$33,119	$8,093	$18,659	$59,871	$3,148,171	$3,208,042	$1,371	$3,457
15-year or less, amortizing fixed-rate	1,846	319	650	2,815	425,598	428,413	74	176
Adjustable-rate	184	42	100	326	26,032	26,358	11	21
Other(2)	586	171	562	1,319	23,772	25,091	148	228
Total single-family	35,735	8,625	19,971	64,331	3,623,573	3,687,904	1,604	3,882
Multifamily(3)	449	N/A	1,699	2,148	459,206	461,354	171	594
Total	$36,184	$8,625	$21,670	$66,479	$4,082,779	$4,149,258	$1,775	$4,476
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

Fannie Mae (In conservatorship) First Quarter 2024 Form 10-Q	69

Notes to Condensed Consolidated Financial Statements | Mortgage Loans
negatively affect the borrower’s ability to refinance or to sell the property for an amount at or above the outstanding balance of the loan.
The following tables display information about the credit quality of our single-family HFI loans, based on total amortized cost. The tables below also include current year write-offs of our single-family HFI mortgage loans by class of financing receivable and year of origination, excluding loans for which we have elected the fair value option.

	Credit Quality Indicators as of March 31, 2024 and Write-offs for the Three Months Ended March 31, 2024, by Year of Origination(1)
	2024	2023	2022	2021	2020	Prior	Total
	(Dollars in millions)
Estimated mark-to-market LTV ratio:(2)
20- and 30-year or more, amortizing fixed-rate:
Less than or equal to 80%	$22,414	$160,958	$317,454	$881,833	$756,047	$768,064	$2,906,770
Greater than 80% and less than or equal to 90%	6,088	64,778	89,524	33,474	3,131	1,807	198,802
Greater than 90% and less than or equal to 100%	9,730	57,866	31,637	3,245	391	264	103,133
Greater than 100%	—	1,135	1,738	212	57	179	3,321
Total 20- and 30-year or more, amortizing fixed-rate	38,232	284,737	440,353	918,764	759,626	770,314	3,212,026
Current-year 20- and 30-year or more, amortizing fixed-rate write-offs	$—	$5	$15	$12	$6	$35	$73
15-year or less, amortizing fixed-rate:
Less than or equal to 80%	879	7,300	34,299	160,540	114,051	94,806	411,875
Greater than 80% and less than or equal to 90%	61	554	508	39	2	1	1,165
Greater than 90% and less than or equal to 100%	41	203	44	2	—	—	290
Greater than 100%	—	1	1	—	—	1	3
Total 15-year or less, amortizing fixed-rate	981	8,058	34,852	160,581	114,053	94,808	413,333
Current-year 15-year or less, amortizing fixed-rate write-offs	—	—	1	—	—	1	2
Adjustable-rate:
Less than or equal to 80%	165	1,814	4,468	5,834	1,615	9,889	23,785
Greater than 80% and less than or equal to 90%	40	567	932	84	6	5	1,634
Greater than 90% and less than or equal to 100%	29	284	312	10	1	—	636
Greater than 100%	—	9	21	—	—	1	31
Total adjustable-rate	234	2,674	5,733	5,928	1,622	9,895	26,086
Current-year adjustable-rate write-offs	—	—	—	—	—	—	—
Other:
Less than or equal to 80%	—	—	—	—	—	18,861	18,861
Greater than 80% and less than or equal to 90%	—	—	—	—	—	72	72
Greater than 90% and less than or equal to 100%	—	—	—	—	—	36	36
Greater than 100%	—	—	—	—	—	31	31
Total other	—	—	—	—	—	19,000	19,000
Current-year other write-offs	—	—	—	—	—	5	5

Total for all classes by LTV ratio:(2)
Less than or equal to 80%	$23,458	$170,072	$356,221	$1,048,207	$871,713	$891,620	$3,361,291
Greater than 80% and less than or equal to 90%	6,189	65,899	90,964	33,597	3,139	1,885	201,673
Greater than 90% and less than or equal to 100%	9,800	58,353	31,993	3,257	392	300	104,095
Greater than 100%	—	1,145	1,760	212	57	212	3,386
Total	$39,447	$295,469	$480,938	$1,085,273	$875,301	$894,017	$3,670,445
Total current-year write-offs	$—	$5	$16	$12	$6	$41	$80

Fannie Mae (In conservatorship) First Quarter 2024 Form 10-Q	70

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

	Credit Quality Indicators as of December 31, 2023 and Write-offs for the Year Ended December 31, 2023, by Year of Origination(1)
	2023	2022	2021	2020	2019	Prior	Total
	(Dollars in millions)
Estimated mark-to-market LTV ratio:(2)
20- and 30-year or more, amortizing fixed-rate:
Less than or equal to 80%	$148,641	$314,384	$889,434	$767,596	$136,654	$648,964	$2,905,673
Greater than 80% and less than or equal to 90%	57,686	95,509	38,790	3,424	804	1,082	197,295
Greater than 90% and less than or equal to 100%	61,658	35,602	4,002	363	71	189	101,885
Greater than 100%	1,000	1,764	189	47	17	172	3,189
Total 20- and 30-year or more, amortizing fixed-rate	268,985	447,259	932,415	771,430	137,546	650,407	3,208,042
Current-year 20- and 30-year or more, amortizing fixed-rate write-offs	$2	$35	$53	$45	$108	$560	$803
15-year or less, amortizing fixed-rate:
Less than or equal to 80%	7,110	35,224	165,294	117,795	17,162	84,222	426,807
Greater than 80% and less than or equal to 90%	581	647	52	2	—	1	1,283
Greater than 90% and less than or equal to 100%	259	58	1	—	—	1	319
Greater than 100%	1	2	—	—	—	1	4
Total 15-year or less, amortizing fixed-rate	7,951	35,931	165,347	117,797	17,162	84,225	428,413
Current-year 15-year or less, amortizing fixed-rate write-offs	—	—	1	1	1	5	8
Adjustable-rate:
Less than or equal to 80%	1,566	4,452	5,945	1,654	710	9,716	24,043
Greater than 80% and less than or equal to 90%	499	1,030	90	6	2	3	1,630
Greater than 90% and less than or equal to 100%	299	330	11	—	—	1	641
Greater than 100%	14	29	1	—	—	—	44
Total adjustable-rate	2,378	5,841	6,047	1,660	712	9,720	26,358
Current-year adjustable-rate write-offs	—	1	—	—	—	2	3
Other:
Less than or equal to 80%	—	—	—	—	27	19,418	19,445
Greater than 80% and less than or equal to 90%	—	—	—	—	—	81	81
Greater than 90% and less than or equal to 100%	—	—	—	—	—	39	39
Greater than 100%	—	—	—	—	—	35	35
Total other	—	—	—	—	27	19,573	19,600
Current-year other write-offs	—	—	—	—	—	52	52
Total for all classes by LTV ratio:(2)
Less than or equal to 80%	$157,317	$354,060	$1,060,673	$887,045	$154,553	$762,320	$3,375,968
Greater than 80% and less than or equal to 90%	58,766	97,186	38,932	3,432	806	1,167	200,289
Greater than 90% and less than or equal to 100%	62,216	35,990	4,014	363	71	230	102,884
Greater than 100%	1,015	1,795	190	47	17	208	3,272
Total	$279,314	$489,031	$1,103,809	$890,887	$155,447	$763,925	$3,682,413
Total current-year write-offs	$2	$36	$54	$46	$109	$619	$866
(1)Excludes amortized cost of $4.8 billion and $5.5 billion as of March 31, 2024 and December 31, 2023, respectively, of mortgage loans guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies, which represents primarily reverse mortgages for which we do not calculate an estimated mark-to-market LTV ratio. For the three months ended March 31, 2024 and year ended December 31, 2023, it also excludes write-offs of $35 million and $7 million, respectively, of mortgage loans guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies. Year of loan origination may not be the same as the period in which we subsequently acquired the loan.
(2)The aggregate estimated mark-to-market LTV ratio is based on the unpaid principal balance of the loan divided by the estimated current value of the property as of the end of each reported period, which we calculate using an internal valuation model that estimates periodic changes in home value.

Fannie Mae (In conservatorship) First Quarter 2024 Form 10-Q	71

Notes to Condensed Consolidated Financial Statements | Mortgage Loans
The following tables display the total amortized cost of our multifamily HFI loans by year of origination and credit-risk rating, excluding loans for which we have elected the fair value option. Property rental income and property valuations are key inputs to our internally assigned credit risk ratings. The tables below also include current year write-offs of our multifamily HFI mortgage loans by year of origination, excluding loans for which we have elected the fair value option.

	Credit Quality Indicators as of March 31, 2024 and Write-offs for the Three Months Ended March 31, 2024, by Year of Origination(1)
	2024	2023	2022	2021	2020	Prior	Total
	(Dollars in millions)
Internally assigned credit risk rating:
Pass(2)	$6,042	$53,999	$51,313	$60,426	$72,831	$191,517	$436,128
Special mention(3)	—	4	11	245	22	135	417
Substandard(4)	—	461	9,365	3,620	2,464	15,388	31,298
Doubtful(5)	—	—	—	—	—	1	1
Total	$6,042	$54,464	$60,689	$64,291	$75,317	$207,041	$467,844
Current-year write-offs	$—	$29	$4	$9	$13	$78	$133

	Credit Quality Indicators as of December 31, 2023 and Write-offs for the Year Ended December 31, 2023, by Year of Origination(1)
	2023	2022	2021	2020	2019	Prior	Total
	(Dollars in millions)
Internally assigned credit risk rating:
Pass(2)	$49,944	$51,380	$60,563	$72,791	$56,901	$136,860	$428,439
Special mention(3)	4	11	181	32	46	130	404
Substandard(4)	521	9,517	3,654	2,703	3,893	12,188	32,476
Doubtful(5)	25	—	—	—	10	—	35
Total	$50,494	$60,908	$64,398	$75,526	$60,850	$149,178	$461,354
Current-year write-offs	$—	$3	$4	$6	$23	$365	$401
(1)Year of loan origination may not be the same as the period in which we subsequently acquired the loan.
(2)A loan categorized as “Pass” is current or adequately protected by the current financial strength and debt service capability of the borrower.
(3)“Special mention” refers to loans that are otherwise performing but have potential weaknesses that, if left uncorrected, may result in deterioration in the borrower’s ability to repay in full.
(4)Loans classified as “Substandard” have a well-defined weakness that jeopardizes the timely full repayment. We had seniors housing loans with an amortized cost of $6.7 billion and $6.9 billion as of March 31, 2024 and December 31, 2023, respectively, classified as substandard.
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
For single-family borrowers, we may offer loan restructurings that are only in the form of a payment delay (e.g., a forbearance plan, a repayment plan, or a payment deferral). We may also offer loan modifications that contractually change the terms of the loan, generally after the successful completion of a three to four month trial period. Single-family loan modifications may result in the capitalization of past due amounts (a form of payment delay), an interest rate reduction, a term extension, a principal forbearance (which is another form of payment delay), or a combination thereof. During the trial period, the borrower makes reduced payments that are an estimate of the anticipated modified payment amount. Additionally, during the trial period, the mortgage loan is not contractually modified such that the loan continues to be reported as past due and the trial period is considered a form of payment delay with respect to the original contractual terms of the loan. See “Note 4, Mortgage Loans” in our 2023 Form 10-K for additional information about our single-family loss mitigation options.

Fannie Mae (In conservatorship) First Quarter 2024 Form 10-Q	72

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
Below we provide disclosures relating to loan restructurings where borrowers were experiencing financial difficulty, including restructurings that resulted in an insignificant payment delay. The disclosures exclude loans classified as HFS and those for which we have elected the fair value option. See “Note 1, Summary of Significant Accounting Policies” in our 2023 Form 10-K for additional information on our accounting policies for single-family and multifamily loans that have been restructured.

Fannie Mae (In conservatorship) First Quarter 2024 Form 10-Q	73

Notes to Condensed Consolidated Financial Statements | Mortgage Loans
Restructurings for Borrowers Experiencing Financial Difficulty
The following tables display the amortized cost of HFI mortgage loans that were restructured, during the periods indicated, presented by portfolio segment and class of financing receivable.

	For the Three Months Ended March 31, 2024
	Payment Delay (Only)
	Forbearance Plan	Payment Deferral	Trial Modification and Repayment Plans	Payment Delay and Term Extension(1)	Payment Delay, Term Extension, Interest Rate Reduction, and Other(1)	Total	Percentage of Total by Financing Class(2)
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$5,504	$3,539	$4,567	$2,223	$32	$15,865	*
15-year or less, amortizing fixed-rate	220	121	153	1	1	496	*
Adjustable-rate	29	18	15	—	1	63	*
Other	33	48	69	28	12	190	1
Total single-family	5,786	3,726	4,804	2,252	46	16,614	*
Multifamily	5	—	—	—	12	17	*
Total(3)	$5,791	$3,726	$4,804	$2,252	$58	$16,631	*

	For the Three Months Ended March 31, 2023
	Payment Delay (Only)
	Forbearance Plan	Payment Deferral	Trial Modification and Repayment Plans	Payment Delay and Term Extension(1)	Payment Delay, Term Extension and Interest Rate Reduction(1)	Total	Percentage of Total by Financing Class(2)
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$9,333	$3,661	$2,629	$1,778	$267	$17,668	1%
15-year or less, amortizing fixed-rate	419	159	104	—	—	682	*
Adjustable-rate	46	17	8	—	1	72	*
Other	121	51	67	35	29	303	1
Total single-family	9,919	3,888	2,808	1,813	297	18,725	1
Multifamily	572	—	—	—	570	1,142	*
Total(3)	$10,491	$3,888	$2,808	$1,813	$867	$19,867	*
*    Represents less than 0.5% of total by financing class.
(1)    Represents loans that received a contractual modification.
(2)    Based on the amortized cost basis as of period end, divided by the period-end amortized cost basis of the corresponding class of financing receivable.
(3)    Excludes loans that were the subject of loss mitigation activity during the period that paid off, repurchased or sold prior to period end. Also excludes loans that liquidated either through foreclosure, deed-in-lieu of foreclosure, or a short sale. Loans may move from one category to another, as a result of the restructuring(s) they received during the period.

Fannie Mae (In conservatorship) First Quarter 2024 Form 10-Q	74

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

	For the Three Months Ended March 31,
	2024			2023
	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (in Months)	Average Amount Capitalized as a Result of a Payment Delay(1)	Weighted- Average Interest Rate Reduction	Weighted- Average Term Extension (in Months)	Average Amount Capitalized as a Result of a Payment Delay(1)
Loan by class of financing receivable(2):
20- and 30-year or more, amortizing fixed-rate	1.04%	163	$13,886	1.08%	175	$16,984
15-year or less, amortizing fixed-rate	1.54	83	13,893	0.74	54	14,558
Adjustable-rate	2.00	—	13,238	2.00	—	15,629
Other	1.19	172	17,515	1.54	185	20,269
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

	For the Three Months Ended March 31, 2024
	Payment Delay as a Result of a Payment Deferral (Only)	Payment Delay and Term Extension	Payment Delay, Term Extension, Interest Rate Reduction and Other	Total
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$871	$490	$15	$1,376
15-year or less, amortizing fixed-rate	29	—	—	29
Adjustable-rate	3	—	1	4
Other	14	7	4	25
Total single-family	917	497	20	1,434
Multifamily	—	—	5	5
Total loans that subsequently defaulted(1)(2)	$917	$497	$25	$1,439

Fannie Mae (In conservatorship) First Quarter 2024 Form 10-Q	75

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

	For the Three Months Ended March 31, 2023
	Payment Delay as a Result of a Payment Deferral (Only)	Payment Delay and Term Extension	Payment Delay, Term Extension and Interest Rate Reduction	Total
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$766	$200	$284	$1,250
15-year or less, amortizing fixed-rate	27	—	—	27
Adjustable-rate	3	—	1	4
Other	14	4	14	32
Total single-family	810	204	299	1,313
Multifamily	—	—	—	—
Total loans that subsequently defaulted(1)(2)	$810	$204	$299	$1,313
(1)    Represents amortized cost as of period end. Excludes loans that liquidated either through foreclosure, deed-in-lieu of foreclosure, or a short sale.
(2)    The substantial majority of loans that received a completed modification or a payment deferral during for the three months ended March 31, 2024 did not default during the first quarter of 2024. The substantial majority of loans that received a completed modification or a payment deferral during the three months ended March 31, 2023 did not default during the first quarter of 2023.
The following tables display an aging analysis of HFI mortgage loans that were restructured during the twelve months prior to March 31, 2024 and March 31, 2023, respectively, presented by portfolio segment and class of financing receivable.

	As of March 31, 2024(1)
	30-59 Days Delinquent	60-89 Days Delinquent(2)	Seriously Delinquent	Total Delinquent	Current	Total
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$3,283	$2,080	$11,125	$16,488	$12,856	$29,344
15-year or less, amortizing fixed-rate	97	61	364	522	421	943
Adjustable-rate	9	8	47	64	44	108
Other	55	33	143	231	204	435
Total single-family loans modified	3,444	2,182	11,679	17,305	13,525	30,830
Multifamily	13	N/A	343	356	957	1,313
Total loans restructured(3)	$3,457	$2,182	$12,022	$17,661	$14,482	$32,143

Fannie Mae (In conservatorship) First Quarter 2024 Form 10-Q	76

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

	As of March 31, 2023(1)
	30-59 Days Delinquent	60-89 Days Delinquent(2)	Seriously Delinquent	Total Delinquent	Current	Total
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$3,061	$2,180	$12,376	$17,617	$22,071	$39,688
15-year or less, amortizing fixed-rate	104	83	479	666	744	1,410
Adjustable-rate	15	9	58	82	78	160
Other	79	45	293	417	532	949
Total single-family loans modified	3,259	2,317	13,206	18,782	23,425	42,207
Multifamily	—	N/A	638	638	594	1,232
Total loans restructured(3)	$3,259	$2,317	$13,844	$19,420	$24,019	$43,439
(1)    The substantial majority of loans that received a completed modification or a payment deferral during the first quarter of 2024 were not delinquent as of March 31, 2024. The substantial majority of loans that received a completed modification or a payment deferral during the first quarter of 2023 were not delinquent as of March 31, 2023.
(2)     Multifamily loans 60-89 days delinquent are included in the seriously delinquent column.
(3)    Represents the amortized cost basis as of period end.
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

Fannie Mae (In conservatorship) First Quarter 2024 Form 10-Q	77

Notes to Condensed Consolidated Financial Statements | Mortgage Loans
The table below displays the accrued interest receivable written off through the reversal of interest income for nonaccrual loans.

	For the Three Months Ended March 31,
	2024	2023
	(Dollars in millions)
Accrued interest receivable written off through the reversal of interest income:
Single-family	$82	$79
Multifamily	3	2
The tables below include the amortized cost of and interest income recognized on our HFI single-family and multifamily loans on nonaccrual status by class, excluding loans for which we have elected the fair value option.

	As of		For the Three Months Ended March 31, 2024
	March 31, 2024	December 31, 2023
	Amortized Cost(1)		Total Interest Income Recognized(2)
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$22,712	$21,971	$38
15-year or less, amortizing fixed-rate	734	727	1
Adjustable-rate	115	109	—
Other	480	508	1
Total single-family	24,041	23,315	40
Multifamily	1,812	1,890	2
Total nonaccrual loans	$25,853	$25,205	$42

	As of		For the Three Months Ended March 31, 2023
	March 31, 2023	December 31, 2022
	Amortized Cost(1)		Total Interest Income Recognized(2)
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$14,172	$9,447	$7
15-year or less, amortizing fixed-rate	429	200	—
Adjustable-rate	75	53	—
Other	601	617	2
Total single-family	15,277	10,317	9
Multifamily	1,541	2,200	29
Total nonaccrual loans	$16,818	$12,517	$38
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

Fannie Mae (In conservatorship) First Quarter 2024 Form 10-Q	78

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

	For the Three Months Ended March 31,
	2024	2023
	(Dollars in millions)
Single-family allowance for loan losses:
Beginning balance	$(6,671)	$(9,443)
Benefit for loan losses	339	4
Write-offs	115	42
Recoveries	(58)	(76)
Other	—	(6)
Ending balance	$(6,275)	$(9,479)
Multifamily allowance for loan losses:
Beginning balance	$(2,059)	$(1,904)
Provision for loan losses	(157)	(180)
Write-offs	133	237
Recoveries	(21)	(9)
Ending balance	$(2,104)	$(1,856)
Total allowance for loan losses:
Beginning balance	$(8,730)	$(11,347)
Benefit (provision) for loan losses	182	(176)
Write-offs	248	279
Recoveries	(79)	(85)
Other	—	(6)
Ending balance	$(8,379)	$(11,335)
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
Our single-family benefit for loan losses in the first quarter of 2024 was primarily driven by a benefit from forecasted home price growth, partially offset by a provision from changes in loan activity and a provision from actual and projected interest rates, as described below:
•Benefit from actual and forecasted home price growth. During the first quarter of 2024, we observed stronger-than-expected forecasted home price appreciation. Higher home prices decrease the likelihood that loans will default and reduce the amount of losses on loans that do default, which impacts our estimate of losses and ultimately reduces our loss reserves and provision for loan losses.

Fannie Mae (In conservatorship) First Quarter 2024 Form 10-Q	79

Notes to Condensed Consolidated Financial Statements | Allowance for Loan Losses
•Provision from changes in loan activity, which includes provision on newly acquired loans. This was primarily driven by the credit risk profile of our first quarter 2024 single-family acquisitions, which primarily consisted of purchase loans. Purchase loans generally have higher origination LTV ratios than refinance loans; therefore, purchase loans have a higher estimated risk of default and loss severity in the allowance than refinance loans and a correspondingly higher loan loss provision at the time of acquisition.
•Provision from actual and projected interest rates. Actual and projected interest rates increased in the first quarter of 2024 compared with our prior forecast. As mortgage rates increase, we expect a decrease in future prepayments on single-family loans. Lower expected prepayments extend the expected life of the loan, which increases our expectation of loan losses.
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
•Provision from changes in loan activity, which includes provision on newly acquired loans. This was primarily driven by the credit risk profile of our first quarter 2023 single-family acquisitions, as described in our quarterly report on Form 10-Q for the quarter ended March 31, 2023.
Our multifamily provision for loan losses in the first quarter of 2024 was primarily driven by continued declines in actual and projected multifamily property values, which includes an adjustment of $150 million to supplement model results relating to property value uncertainty, as well as increases in actual and projected interest rates compared to our prior forecast. Our forecast of multifamily property value estimates further declines in the near term offset by a long-term improvement.
The primary factors that contributed to our multifamily provision for loan losses for the first quarter of 2023 were:
•Provision for actual and projected economic data, which was primarily driven by decreases in actual and projected multifamily property values. This resulted in higher estimated LTV ratios, which increased our estimate of expected loan losses.
•Provision relating to our multifamily seniors housing loans. In the first quarter of 2023, uncertainty related to our seniors housing loans remained elevated, including uncertainty related to adjustable-rate loans.
The impact of these factors was partially offset by the following, which reduced our multifamily provision for loan loss:
•Benefit from actual and projected interest rates. Actual and projected interest rates decreased in the first quarter of 2023, which reduced the probability of default resulting in a benefit for loan losses.
Multifamily write-offs for the first quarter of 2023 were due to write-offs on a seniors housing portfolio. The seniors housing loans in our multifamily book had been disproportionately affected by the COVID-19 pandemic and ongoing economic trends, higher operating costs exacerbated by the increase in inflation, and higher short-term interest rates for adjustable-rate mortgages, resulting in increased costs for these borrowers.

Fannie Mae (In conservatorship) First Quarter 2024 Form 10-Q	80

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

	As of
	March 31, 2024	December 31, 2023

	(Dollars in millions)
Mortgage-related securities (includes $343 million and $364 million, respectively, related to consolidated trusts)	$1,714	$4,770
Non-mortgage-related securities (includes $4.9 billion and $5.7 billion, respectively, pledged as collateral)(1)	47,647	47,782
Total trading securities	$49,361	$52,552
(1)Primarily includes U.S. Treasury securities.
The following table displays information about our net trading gains (losses).

	For the Three Months Ended March 31,
	2024	2023

	(Dollars in millions)
Net trading gains (losses)	$(261)	$746
Net trading gains (losses) recognized in the period related to securities still held at period end	(242)	799
Available-for-Sale Securities
We record AFS securities at fair value with unrealized gains and losses, recorded net of tax, as a component of “Other comprehensive income” and we recognize realized gains and losses from the sale of AFS securities in “Investment gains (losses), net” in our condensed consolidated statements of operations and comprehensive income. We define the amortized cost basis of our AFS securities as unpaid principal balance, net of unamortized premiums and discounts, and other cost basis adjustments. We record an allowance for credit losses for AFS securities that reflects the impairment for credit losses, which are limited to the amount that fair value is less than the amortized cost. Impairment due to non-credit losses are recorded as unrealized losses within “Other comprehensive income.”
The following tables display the amortized cost, allowance for credit losses, gross unrealized gains and losses in accumulated other comprehensive income (loss) (“AOCI”), and fair value by major security type for AFS securities.

	As of March 31, 2024
	Total Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains in AOCI	Gross Unrealized Losses in AOCI	Total Fair Value
	(Dollars in millions)
Agency securities	$395	$—	$1	$(29)	$367
Other mortgage-related securities	152	(2)	18	—	168
Total	$547	$(2)	$19	$(29)	$535

Fannie Mae (In conservatorship) First Quarter 2024 Form 10-Q	81

Notes to Condensed Consolidated Financial Statements | Investments in Securities

	As of December 31, 2023
	Total Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains in AOCI	Gross Unrealized Losses in AOCI	Total Fair Value

	(Dollars in millions)
Agency securities	$405	$—	$1	$(29)	$377
Other mortgage-related securities	179	(2)	10	—	187
Total	$584	$(2)	$11	$(29)	$564
Agency securities consist of securities issued by us, Freddie Mac, or Ginnie Mae. The principal and interest on these securities are guaranteed by the issuing agency. We believe that the guaranty provided by the issuing agency, the support provided to the agencies by the U.S. government, the importance of the agencies to the liquidity and stability in the secondary mortgage market, and the long history of zero credit losses on agency mortgage-related securities are all indicators that there are currently no credit losses on these securities, even if the security is in an unrealized loss position. In addition, we generally hold these securities that are in an unrealized loss position to recovery. As a result, unless we intend to sell the security, we do not recognize an allowance for credit losses on agency mortgage-related securities.
The following table displays additional information regarding gross unrealized losses and fair value by major security type for AFS securities in an unrealized loss position, excluding allowance for credit losses.

	As of
	March 31, 2024				December 31, 2023
	Less Than 12 Consecutive Months		12 Consecutive Months or Longer		Less Than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses in AOCI	Fair Value	Gross Unrealized Losses in AOCI	Fair Value	Gross Unrealized Losses in AOCI	Fair Value	Gross Unrealized Losses in AOCI	Fair Value

	(Dollars in millions)
Agency securities	$(2)	$70	$(27)	$232	$(3)	$66	$(26)	$238
Other mortgage-related securities	—	3	—	—	—	—	—	—
Total	$(2)	$73	$(27)	$232	$(3)	$66	$(26)	$238

There were no sales of AFS securities in the first quarter of 2024 or the first quarter of 2023. As a result, no gross realized gains (losses) or proceeds from sales were recognized in either period.
We held no securities classified as held-to-maturity as of March 31, 2024 or December 31, 2023.

Fannie Mae (In conservatorship) First Quarter 2024 Form 10-Q	82

Notes to Condensed Consolidated Financial Statements | Financial Guarantees

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
As the guarantor of structured securities backed in whole or in part by Freddie Mac-issued securities, we extend our guaranty to the underlying Freddie Mac securities in our resecuritization trusts. However, Freddie Mac continues to guarantee the payment of principal and interest on the underlying Freddie Mac securities that we have resecuritized. When we began issuing UMBS, we entered into an indemnification agreement under which Freddie Mac agreed to indemnify us for losses caused by its failure to meet its payment or other specified obligations under the trust agreements pursuant to which the underlying resecuritized securities were issued. As a result, and due to the funding commitment available to Freddie Mac through its senior preferred stock purchase agreement with Treasury, we have concluded that the associated credit risk is negligible. Accordingly, we exclude from the following table Freddie Mac securities backing unconsolidated Fannie Mae-issued structured securities of $212.2 billion and $215.6 billion as of March 31, 2024 and December 31, 2023, respectively.
The following table displays our off-balance sheet maximum exposure, guaranty obligation recognized in our condensed consolidated balance sheets and the potential maximum recovery from third parties through available credit enhancements and recourse related to our financial guarantees.

	As of
	March 31, 2024			December 31, 2023
	Maximum Exposure	Guaranty Obligation	Maximum Recovery(1)	Maximum Exposure	Guaranty Obligation	Maximum Recovery(1)
	(Dollars in millions)
Unconsolidated Fannie Mae MBS	$2,724	$14	$2,661	$2,778	$14	$2,713
Other guaranty arrangements(2)	9,102	62	1,959	9,154	65	1,967
Total	$11,826	$76	$4,620	$11,932	$79	$4,680
(1)Recoverability of such credit enhancements and recourse is subject to, among other factors, the ability of our mortgage insurers and the U.S. government, as a financial guarantor, to meet their obligations to us. For information on our mortgage insurers, see “Note 11, Concentrations of Credit Risk.”
(2)Primarily consists of credit enhancements and long-term standby commitments.

Fannie Mae (In conservatorship) First Quarter 2024 Form 10-Q	83

Notes to Condensed Consolidated Financial Statements | Short-Term and Long-Term Debt

8.  Short-Term and Long-Term Debt
Short-Term Debt
The following table displays our outstanding short-term debt (debt with an original contractual maturity of one year or less) and weighted-average interest rates of this debt.

	As of
	March 31, 2024		December 31, 2023
	Outstanding	Weighted- Average Interest Rate(1)	Outstanding	Weighted- Average Interest Rate(1)
	(Dollars in millions)
Short-term debt of Fannie Mae	$14,285	5.18%	$17,314	5.13%
(1)Includes the effects of discounts, premiums and other cost basis adjustments.
Long-Term Debt
Long-term debt represents debt with an original contractual maturity of greater than one year. The following table displays our outstanding long-term debt.

	As of
	March 31, 2024			December 31, 2023
	Maturities	Outstanding(1)	Weighted- Average Interest Rate(2)	Maturities	Outstanding(1)	Weighted- Average Interest Rate(2)
	(Dollars in millions)
Senior fixed:
Benchmark notes and bonds	2024 - 2030	$52,544	2.90%	2024 - 2030	$54,727	2.79%
Medium-term notes(3)	2024 - 2034	41,950	1.80	2024 - 2031	42,217	1.58
Other(4)	2024 - 2038	6,756	4.13	2024 - 2038	6,787	3.98
Total senior fixed		101,250	2.54		103,731	2.40
Senior floating:
Connecticut Avenue Securities(5)	2024 - 2031	2,593	11.10	2024 - 2031	2,752	11.12
Other(6)	2037	273	8.79	2037	268	8.79
Total senior floating		2,866	10.90		3,020	10.92
Total long-term debt of Fannie Mae(7)		104,116	2.76		106,751	2.63
Debt of consolidated trusts	2024 - 2063	4,098,173	2.82	2024 - 2062	4,098,653	2.56
Total long-term debt		$4,202,289	2.81%		$4,205,404	2.57%
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
(7)Includes unamortized discounts and premiums, fair value adjustments, hedge-related cost basis adjustments, and other cost basis adjustments in a net discount position of $4.2 billion and $4.0 billion as of March 31, 2024 and December 31, 2023, respectively.

Fannie Mae (In conservatorship) First Quarter 2024 Form 10-Q	84

Notes to Condensed Consolidated Financial Statements | Derivative Instruments
9.  Derivative Instruments
Derivative instruments are an integral part of our strategy in managing interest-rate risk. Derivative instruments may be privately-negotiated, bilateral contracts or they may be listed and traded on an exchange. We refer to our derivative transactions made pursuant to bilateral contracts as our over-the-counter (“OTC”) derivative transactions and our derivative transactions accepted for clearing by a derivatives clearing organization as our cleared derivative transactions. We typically do not settle the notional amount of our risk management derivatives; rather, notional amounts provide the basis for calculating actual payments or settlement amounts. The derivative contracts we use for interest-rate risk management purposes consist primarily of interest-rate swaps and interest-rate options. See “Note 9, Derivative Instruments” in our 2023 Form 10-K for additional information on interest-rate risk management.
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

Fannie Mae (In conservatorship) First Quarter 2024 Form 10-Q	85

Notes to Condensed Consolidated Financial Statements | Derivative Instruments
Notional and Fair Value Position of our Derivatives
The following table displays the notional amount and estimated fair value of our asset and liability derivative instruments, including derivative instruments designated as hedges.

	As of March 31, 2024			As of December 31, 2023
	Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
		Asset Derivatives	Liability Derivatives		Asset Derivatives	Liability Derivatives
	(Dollars in millions)
Risk management derivatives designated as hedging instruments:
Swaps:(1)
Pay-fixed	$9,836	$—	$—	$9,954	$—	$—
Receive-fixed	24,752	—	—	28,587	—	—
Total risk management derivatives designated as hedging instruments	34,588	—	—	38,541	—	—
Risk management derivatives not designated as hedging instruments:
Swaps:(1)
Pay-fixed	148,866	—	—	136,648	—	—
Receive-fixed	132,426	69	(3,120)	115,288	76	(3,085)
Basis	250	41	—	250	44	—
Foreign currency	313	—	(72)	316	—	(66)
Swaptions:(1)
Pay-fixed	5,816	223	(18)	5,816	195	(12)
Receive-fixed	2,666	18	(70)	2,666	13	(60)
Futures(1)	84	—	—	32	—	—
Total risk management derivatives not designated as hedging instruments	290,421	351	(3,280)	261,016	328	(3,223)
Netting adjustment(2)	—	(333)	3,266	—	(283)	3,200
Total risk management derivatives portfolio	325,009	18	(14)	299,557	45	(23)
Mortgage commitment derivatives:
Mortgage commitments to purchase whole loans	3,305	6	(1)	2,734	14	—
Forward contracts to purchase mortgage-related securities	17,361	31	(11)	14,264	98	(2)
Forward contracts to sell mortgage-related securities	40,431	6	(39)	43,942	—	(102)
Total mortgage commitment derivatives	61,097	43	(51)	60,940	112	(104)
Credit enhancement derivatives	28,686	41	(13)	27,624	45	(13)
Derivatives at fair value	$414,792	$102	$(78)	$388,121	$202	$(140)
(1)Centrally cleared derivatives have no ascribable fair value because the positions are settled daily.
(2)The netting adjustment represents the effect of the legal right to offset under legally enforceable master netting arrangements to settle with the same counterparty on a net basis, including cash collateral posted and received. Cash collateral posted was $2.9 billion as of March 31, 2024 and December 31, 2023. Cash collateral received was $4 million and $5 million as of March 31, 2024 and December 31, 2023, respectively.

Fannie Mae (In conservatorship) First Quarter 2024 Form 10-Q	86

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

	For the Three Months Ended March 31,
	2024	2023
	(Dollars in millions)
Risk management derivatives:
Swaps:
Pay-fixed	$1,362	$(1,590)
Receive-fixed	(696)	1,572
Basis	1	13
Foreign currency	(8)	8
Swaptions:
Pay-fixed	23	(33)
Receive-fixed	(4)	(1)
Futures	1	—
Net contractual interest expense on interest-rate swaps	(199)	(178)
Total risk management derivatives fair value gains (losses), net	480	(209)
Mortgage commitment derivatives fair value gains (losses), net	207	(114)
Credit enhancement derivatives fair value losses, net	(15)	(15)
Total derivatives fair value gains (losses), net	$672	$(338)
Effect of Fair Value Hedge Accounting
The following table displays the effect of fair value hedge accounting on our condensed consolidated statements of operations and comprehensive income, including gains and losses recognized on fair value hedging relationships.

	For the Three Months Ended March 31,
	2024		2023
	Interest Income: Mortgage Loans	Interest Expense: Long-Term Debt	Interest Income: Mortgage Loans	Interest Expense: Long-Term Debt
	(Dollars in millions)
Total amounts presented in our condensed consolidated statements of operations and comprehensive income	$35,216	$(29,580)	$32,137	$(26,665)

Gains (losses) from fair value hedging relationships:
Mortgage loans HFI and related interest-rate contracts:
Hedged items	$(334)	$—	$177	$—
Discontinued hedge related basis adjustment amortization	8	—	11	—
Derivatives designated as hedging instruments	309	—	(214)	—
Interest accruals on hedging instruments	66	—	26	—
Debt of Fannie Mae and related interest-rate contracts:
Hedged items	—	428	—	(239)
Discontinued hedge-related basis adjustment amortization	—	(206)	—	(196)
Derivatives designated as hedging instruments	—	(355)	—	432
Interest accruals on derivative hedging instruments	—	(167)	—	(229)
Total effect of fair value hedges	$49	$(300)	$—	$(232)

Fannie Mae (In conservatorship) First Quarter 2024 Form 10-Q	87

Notes to Condensed Consolidated Financial Statements | Derivative Instruments
Hedged Items in Fair Value Hedging Relationships
The following table displays the carrying amounts of the hedged items that have been in qualifying fair value hedges recorded in our condensed consolidated balance sheets, including the hedged item’s cumulative basis adjustments and the closed portfolio balances under the portfolio layer method. The hedged item carrying amounts and total basis adjustments include both open and discontinued hedges. The amortized cost and designated UPB consists only of open hedges as of March 31, 2024 and December 31, 2023.

	As of March 31, 2024
	Carrying Amount Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Basis Adjustments Included in the Carrying Amount		Closed Portfolio of Mortgage Loans Under Portfolio Layer Method
		Total Basis Adjustments(1)(2)	Remaining Adjustments - Discontinued Hedge	Total Amortized Cost	Designated UPB
	(Dollars in millions)
Mortgage loans HFI	$687,058	$(500)	$(500)	$454,310	$9,482
Debt of Fannie Mae	(56,930)	3,973	3,973	N/A	N/A

	As of December 31, 2023
	Carrying Amount Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Basis Adjustments Included in the Carrying Amount		Closed Portfolio of Mortgage Loans Under Portfolio Layer Method
		Total Basis Adjustments(1)(2)	Remaining Adjustments - Discontinued Hedge	Total Amortized Cost	Designated UPB
	(Dollars in millions)
Mortgage loans HFI	$449,137	$(174)	$(174)	$218,419	$9,955
Debt of Fannie Mae	(59,462)	3,751	3,751	N/A	N/A
(1)    No basis adjustment associated with open hedges, as all hedges are designated at the close of business with a one-day term.
(2)    Based on the unamortized balance of the hedge-related cost basis.
Derivative Counterparty Credit Exposure
Our derivative counterparty credit exposure relates principally to interest-rate derivative contracts. We are exposed to the risk that a counterparty in a derivative transaction will default on payments due to us, which may require us to seek a replacement derivative from a different counterparty. This replacement may be at a higher cost, or we may be unable to find a suitable replacement. We manage our derivative counterparty credit exposure relating to our risk management derivative transactions mainly through enforceable master netting arrangements, which allow us to net derivative assets and liabilities with the same counterparty or clearing organization and clearing member. For our OTC derivative transactions, we require counterparties to post collateral, which may include cash, U.S. Treasury securities, agency debt and agency mortgage-related securities. See “Note 12, Netting Arrangements” for information on our rights to offset assets and liabilities as of March 31, 2024 and December 31, 2023.
For certain OTC derivatives, the amount of collateral we pledge to counterparties related to our derivative instruments is determined after considering our credit ratings. Currently, our long-term senior debt is rated AA+ or above by S&P Global Ratings and Moody's Investors Service. If our long-term senior debt credit ratings were downgraded to established thresholds in our OTC derivative contracts, which range from A3/A- to Baa2/BBB or below, we would be required to provide additional collateral to certain counterparties. The aggregate fair value of our OTC derivative instruments with credit-risk-related contingent features that were in a net liability position was $1.8 billion, for which we posted collateral of $1.6 billion as of March 31, 2024 and December 31, 2023. If our credit ratings were downgraded to Baa2/BBB or below, the maximum additional collateral we would have been required to post to our counterparties as of March 31, 2024 and December 31, 2023 would have been $870 million and $798 million, respectively.

Fannie Mae (In conservatorship) First Quarter 2024 Form 10-Q	88

Notes to Condensed Consolidated Financial Statements | Segment Reporting

10.  Segment Reporting
We have two reportable business segments, which are based on the type of business activities each perform: Single-Family and Multifamily. Results of our two business segments are intended to reflect each segment as if it were a stand-alone business. The sum of the results for our two business segments equals our condensed consolidated results of operations. For additional information related to our business segments, including basis of organization and other segment activities, see “Note 11, Segment Reporting” in our 2023 Form 10-K.
Segment Allocations and Results
The majority of our revenues and expenses are directly associated with each respective business segment and are included in determining its operating results. Those revenues and expenses that are not directly attributable to a particular business segment are allocated based on the size of each segment’s guaranty book of business. As a result, the sum of each income statement line item for the two reportable segments is equal to that same income statement line item for the consolidated entity. In addition, the sum of the total assets for the two reportable segments is equal to the total assets of the consolidated entity.
The substantial majority of the gains and losses associated with our risk management derivatives, including the impact of hedge accounting, are allocated to our Single-Family business segment. In the current period, there were no significant changes to our segment allocation methodology.
The following table displays our segment results.

	For the Three Months Ended March 31,
	2024			2023
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Net interest income(1)	$5,874	$1,149	$7,023	$5,672	$1,114	$6,786
Fee and other income(2)	55	17	72	48	15	63
Net revenues	5,929	1,166	7,095	5,720	1,129	6,849
Investment gains (losses), net(3)	13	9	22	(71)	4	(67)
Fair value gains (losses), net(4)	484	(4)	480	166	38	204
Administrative expenses	(777)	(152)	(929)	(720)	(148)	(868)
Benefit (provision) for credit losses(5)	335	(155)	180	47	(179)	(132)
TCCA fees(6)	(860)	—	(860)	(855)	—	(855)
Credit enhancement expense(7)	(353)	(66)	(419)	(287)	(54)	(341)
Change in expected credit enhancement recoveries(8)	(42)	105	63	95	25	120
Other expenses, net(9)	(176)	(23)	(199)	(116)	(14)	(130)
Income before federal income taxes	4,553	880	5,433	3,979	801	4,780
Provision for federal income taxes	(946)	(167)	(1,113)	(847)	(161)	(1,008)
Net income	$3,607	$713	$4,320	$3,132	$640	$3,772
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
(5)Benefit (provision) for credit losses is based on loans underlying the segment’s guaranty book of business.

Fannie Mae (In conservatorship) First Quarter 2024 Form 10-Q	89

Notes to Condensed Consolidated Financial Statements | Segment Reporting

(6)Consists of the portion of our single-family guaranty fees that is paid to Treasury pursuant to the TCCA.
(7)Single-family credit enhancement expense consists of costs associated with our freestanding credit enhancements, which include primarily costs associated with our Credit Insurance Risk TransferTM (“CIRTTM”), Connecticut Avenue Securities® (“CAS”) and enterprise-paid mortgage insurance programs. Multifamily credit enhancement expense primarily consists of costs associated with our Multifamily CIRTTM (“MCIRTTM”) and Multifamily CAS (“MCASTM”) programs as well as amortization expense for certain lender risk-sharing programs. Excludes CAS transactions accounted for as debt instruments and credit risk transfer programs accounted for as derivative instruments.
(8)Consists of change in benefits recognized from our freestanding credit enhancements, primarily from our CAS and CIRT programs as well as certain lender risk-sharing arrangements, including our multifamily Delegated Underwriting and Servicing (“DUS®”) program.
(9)Consists of debt extinguishment gains and losses, expenses associated with legal claims, foreclosed property income (expense), gains and losses from partnership investments, housing trust fund expenses, loan subservicing costs, and servicer fees paid in connection with certain loss mitigation activities.
11.  Concentrations of Credit Risk
Risk Characteristics of our Guaranty Book of Business
One of the measures by which management gauges our credit risk is the delinquency status of the mortgage loans in our guaranty book of business.
For single-family and multifamily loans, management uses this information, in conjunction with housing market data, other economic data, our capital requirements and our mission objectives, to help inform changes to our pricing and our eligibility and underwriting criteria. Management also uses this data together with other credit risk measures to identify key trends that guide the development of our loss mitigation strategies.
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

	As of
	March 31, 2024			December 31, 2023
	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent(1)	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent(1)
Percentage of single-family conventional guaranty book of business based on UPB	0.87%	0.21%	0.52%	0.98%	0.24%	0.56%
Percentage of single-family conventional loans based on loan count	0.94	0.23	0.51	1.06	0.26	0.55

Fannie Mae (In conservatorship) First Quarter 2024 Form 10-Q	90

Notes to Condensed Consolidated Financial Statements | Concentrations of Credit Risk

	As of
	March 31, 2024		December 31, 2023
	Percentage of Single-Family Conventional Guaranty Book of Business Based on UPB	Serious Delinquency Rate(1)	Percentage of Single-Family Conventional Guaranty Book of Business Based on UPB	Serious Delinquency Rate(1)
Estimated mark-to-market LTV ratio:
80.01% to 90%	6%	0.79%	5%	0.81%
90.01% to 100%	3	0.62	3	0.59
Greater than 100%	*	2.10	*	2.05
Geographical distribution:
California	19	0.39	19	0.42
Florida	6	0.68	6	0.73
Illinois	3	0.69	3	0.70
New York	5	0.85	5	0.92
Texas	7	0.59	7	0.64
All other states	60	0.48	60	0.52
Vintages:
2008 and prior	2	1.91	2	2.07
2009-2024	98	0.45	98	0.47
*    Represents less than 0.5% of single-family conventional guaranty book of business.
(1)Based on loan count, consists of single-family conventional loans that were 90 days or more past due or in the foreclosure process as of March 31, 2024 or December 31, 2023.
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

	As of
	March 31, 2024(1)		December 31, 2023(1)
	30 Days Delinquent	Seriously Delinquent(2)	30 Days Delinquent	Seriously Delinquent(2)
Percentage of multifamily guaranty book of business	0.06%	0.44%	0.10%	0.46%

	As of
	March 31, 2024		December 31, 2023
	Percentage of Multifamily Guaranty Book of Business(1)	Serious Delinquency Rate(2)(3)	Percentage of Multifamily Guaranty Book of Business(1)	Serious Delinquency Rate(2)(3)
Original LTV ratio:
Greater than 80%	1%	—%	1%	0.13%
Less than or equal to 80%	99	0.45	99	0.46
Current DSCR below 1.0(4)	4	6.06	4	7.04
(1)Calculated based on the aggregate unpaid principal balance of multifamily loans for each category divided by the aggregate unpaid principal balance of loans in our multifamily guaranty book of business.
(2)Consists of multifamily loans that were 60 days or more past due as of the dates indicated.

Fannie Mae (In conservatorship) First Quarter 2024 Form 10-Q	91

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

	As of
	March 31, 2024		December 31, 2023
	Risk in Force	Percentage of Single-Family Conventional Guaranty Book of Business	Risk in Force	Percentage of Single-Family Conventional Guaranty Book of Business
	(Dollars in millions)
Mortgage insurance risk in force:
Primary mortgage insurance	$200,019		$200,023
Pool mortgage insurance	96		98
Total mortgage insurance risk in force	$200,115	6%	$200,121	6%
Mortgage insurance only covers losses that are realized after the borrower defaults and title to the property is subsequently transferred, such as after a foreclosure, short-sale, or a deed-in-lieu of foreclosure. Also, mortgage insurance does not protect us from all losses on covered loans. For example, mortgage insurance is not intended to cover property damage from hazards, including natural disasters; and the mortgage insurance policy permits the exclusion of any material loss directly related to property damage.
In general, we require single-family and multifamily borrowers to obtain and maintain property insurance to cover the risk of damage to their homes or properties resulting from hazards such as fire, wind and, for properties located in Federal Emergency Management Agency-designated Special Flood Hazard Areas, flooding. Since we generally require borrowers to select and obtain hazard insurance policies, our requirements for hazard insurance coverage are verified by the lender or servicer, as applicable. For single-family loans, we require a minimum financial strength rating for non-governmental hazard insurers that must be provided by S&P Global, Demotech, AM Best or KBRA. For multifamily loans, we require a minimum financial strength rating for non-governmental hazard insurers that must be provided by Demotech or AM Best. We do not independently verify the financial condition of these hazard insurers and rely on these rating agencies for their assessment of the financial condition of these insurers.

Fannie Mae (In conservatorship) First Quarter 2024 Form 10-Q	92

Notes to Condensed Consolidated Financial Statements | Concentrations of Credit Risk
The table below displays our mortgage insurer counterparties that provided 10% or more of the risk in force mortgage insurance coverage on mortgage loans in our single-family conventional guaranty book of business.

	Percentage of Risk in Force Coverage by Mortgage Insurer
	As of
	March 31, 2024	December 31, 2023
Counterparty:(1)
Mortgage Guaranty Insurance Corp.	19%	19%
Radian Guaranty, Inc.	18	18
Arch Capital Group Ltd.	17	18
Enact Mortgage Insurance Corp.	17	16
Essent Guaranty, Inc.	16	16
National Mortgage Insurance Corp.	13	13
Others	*	*
Total	100%	100%
*    Represents less than 0.5% of the risk in force mortgage insurance coverage.
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
When we estimate the credit losses that are inherent in our mortgage loans and under the terms of our guaranty obligations, we also consider the recoveries that we expect to receive from primary mortgage insurance, as mortgage insurance recoveries reduce the severity of the loss associated with defaulted loans if the borrower defaults and title to the property is subsequently transferred. Mortgage insurance does not cover credit losses that result from a reduction in mortgage interest paid by the borrower in connection with a loan modification, forbearance of principal, or forbearance of scheduled loan payments. We evaluate the financial condition of our mortgage insurer counterparties and adjust the contractually due recovery amounts to ensure that expected credit losses as of the balance sheet date are included in our loss reserve estimate. As a result, if our assessment of one or more of our mortgage insurer counterparties’ ability to fulfill their respective obligations to us worsens, it could increase our loss reserves. As of March 31, 2024 and December 31, 2023, our estimated benefit from mortgage insurance, which is based on estimated credit losses as of period end, reduced our loss reserves by $1.1 billion and $1.2 billion, respectively.
As of March 31, 2024 and December 31, 2023, we had outstanding receivables of $470 million and $471 million, respectively, recorded in “Other assets” in our condensed consolidated balance sheets related to amounts claimed on insured, defaulted loans excluding government-insured loans. As of March 31, 2024 and December 31, 2023, we assessed these outstanding receivables for collectability, and established a valuation allowance of $417 million.
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

Fannie Mae (In conservatorship) First Quarter 2024 Form 10-Q	93

Notes to Condensed Consolidated Financial Statements | Concentrations of Credit Risk
Our business with mortgage servicers is concentrated. The table below displays the percentage of our single-family conventional guaranty book of business serviced by our top five depository single-family mortgage servicers and top five non-depository single-family mortgage servicers (i.e., servicers that are not insured depository institutions) based on unpaid principal balance. There were no servicers that serviced 10% or more of our single-family guaranty book of business as of March 31, 2024 or December 31, 2023.

	Percentage of Single-Family Conventional Guaranty Book of Business
	As of
	March 31, 2024	December 31, 2023
Top five depository servicers	22%	22%
Top five non-depository servicers	27	27
Total	49%	49%
As of March 31, 2024, 43% of our single-family conventional guaranty book of business was serviced by depository servicers, and 57% of our single-family conventional guaranty book of business was serviced by non-depository servicers. As of December 31, 2023, 44% of our single-family conventional guaranty book of business was serviced by depository servicers, and 56% of our single-family conventional guaranty book of business was serviced by non-depository servicers.
The table below displays the percentage of our multifamily guaranty book of business serviced by our top five depository multifamily mortgage servicers and top five non-depository multifamily mortgage servicers. As of March 31, 2024, two servicers serviced 10% or more of our multifamily guaranty book of business, Walker & Dunlop, Inc. and Wells Fargo Bank, N.A. (together with its affiliates). As of March 31, 2024 and December 31, 2023, Walker & Dunlop, Inc. and Wells Fargo Bank, N.A. (together with its affiliates) serviced 13% and 10%, respectively, of our multifamily guaranty book of business based on unpaid principal balance. Walker & Dunlop, Inc. is a non-depository servicer and Wells Fargo Bank, N.A. is a depository servicer.

	Percentage of Multifamily Guaranty Book of Business
	As of
	March 31, 2024	December 31, 2023
Top five depository servicers	26%	27%
Top five non-depository servicers	44	44
Total	70%	71%
As of March 31, 2024 and December 31, 2023, 31% of our multifamily guaranty book of business was serviced by depository servicers and 69% of our multifamily guaranty book of business was serviced by non-depository servicers.
Compared with depository financial institutions, our non-depository servicers pose additional risks because they may not have the same financial strength or operational capacity, or be subject to the same level of regulatory oversight as depository financial institutions.
Derivatives Counterparties. For information on credit risk associated with our derivative transactions and repurchase agreements see “Note 9, Derivative Instruments” and “Note 12, Netting Arrangements.”

Fannie Mae (In conservatorship) First Quarter 2024 Form 10-Q	94

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

	As of March 31, 2024
		Gross Amount Offset(1)	Net Amount Presented in our Condensed Consolidated Balance Sheets		Amounts Not Offset in our Condensed Consolidated Balance Sheets
	Gross Amount				Financial Instruments(2)	Collateral(3)	Net Amount
	(Dollars in millions)
Assets:
OTC risk management derivatives	$351	$(333)	$18		$—	$—	$18
Cleared risk management derivatives	—	—	—		—	—	—
Mortgage commitment derivatives	43	—	43		(25)	(1)	17
Total derivative assets	394	(333)	61	(4)	(25)	(1)	35
Securities purchased under agreements to resell	73,725	—	73,725		—	(73,725)	—
Total assets	$74,119	$(333)	$73,786		$(25)	$(73,726)	$35
Liabilities:
OTC risk management derivatives	$(3,280)	$3,266	$(14)		$—	$—	$(14)
Cleared risk management derivatives	—	—	—		—	—	—
Mortgage commitment derivatives	(51)	—	(51)		25	21	(5)
Total liabilities	$(3,331)	$3,266	$(65)	(4)	$25	$21	$(19)

	As of December 31, 2023
		Gross Amount Offset(1)	Net Amount Presented in our Condensed Consolidated Balance Sheets		Amounts Not Offset in our Condensed Consolidated Balance Sheets
	Gross Amount				Financial Instruments(2)	Collateral(3)	Net Amount
	(Dollars in millions)
Assets:
OTC risk management derivatives	$328	$(294)	$34		$—	$—	$34
Cleared risk management derivatives	—	11	11		—	—	11
Mortgage commitment derivatives	112	—	112		(23)	(9)	80
Total derivative assets	440	(283)	157	(4)	(23)	(9)	125
Securities purchased under agreements to resell(5)	65,425	—	65,425		—	(65,425)	—
Total assets	$65,865	$(283)	$65,582		$(23)	$(65,434)	$125
Liabilities:
OTC risk management derivatives	$(3,223)	$3,203	$(20)		$—	$—	$(20)
Cleared risk management derivatives	—	(3)	(3)		—	3	—
Mortgage commitment derivatives	(104)	—	(104)		23	77	(4)
Total liabilities	$(3,327)	$3,200	$(127)	(4)	$23	$80	$(24)
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

Fannie Mae (In conservatorship) First Quarter 2024 Form 10-Q	95

Notes to Condensed Consolidated Financial Statements | Netting Arrangements
(3)Represents collateral received that has not been recognized and not offset in our condensed consolidated balance sheets, as well as collateral posted which has been recognized but not offset in our condensed consolidated balance sheets. Does not include collateral held or posted in excess of our exposure. The fair value of non-cash collateral we pledged which the counterparty was permitted to sell or repledge was $1.9 billion and $2.2 billion as of March 31, 2024 and December 31, 2023, respectively. The fair value of non-cash collateral received was $73.8 billion and $65.5 billion, of which $57.5 billion and $55.4 billion could be sold or repledged as of March 31, 2024 and December 31, 2023, respectively. None of the underlying collateral was sold or repledged as of March 31, 2024 or December 31, 2023.
(4)Excludes derivative assets of $41 million and $45 million as of March 31, 2024 and December 31, 2023, respectively, and derivative liabilities of $13 million as of March 31, 2024 and December 31, 2023, recognized in our condensed consolidated balance sheets, that were not subject to enforceable master netting arrangements.
(5)Includes $21.8 billion and $12.9 billion in securities purchased under agreements to resell classified as “Cash and cash equivalents” and “Restricted cash and cash equivalents,” respectively, in our condensed consolidated balance sheets as of December 31, 2023.
Derivative instruments are recorded at fair value and securities purchased under agreements to resell are recorded at amortized cost in our condensed consolidated balance sheets. For a discussion of how we determine our rights to offset the assets and liabilities presented above with the same counterparty, including collateral posted or received, see “Note 15, Netting Arrangements” in our 2023 Form 10-K.
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
We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. See “Note 16, Fair Value” in our 2023 Form 10-K for information on the valuation control processes and the valuation techniques we use for fair value measurement and disclosure as well as our basis for classifying these measurements as Level 1, Level 2 or Level 3 of the valuation hierarchy in more specific situations. If the inputs used to measure assets or liabilities at fair value change, it may also result in a change in classification between Levels 1, 2, and 3. We made no material changes to the valuation control processes or the valuation techniques for the three months ended March 31, 2024.

Fannie Mae (In conservatorship) First Quarter 2024 Form 10-Q	96

Notes to Condensed Consolidated Financial Statements | Fair Value
Recurring Changes in Fair Value
The following tables display our assets and liabilities measured in our condensed consolidated balance sheets at fair value on a recurring basis subsequent to initial recognition, including instruments for which we have elected the fair value option.

	Fair Value Measurements as of March 31, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Recurring fair value measurements:
Assets:
Trading securities:
Mortgage-related	$—	$1,686	$28	$—	$1,714
Non-mortgage-related(2)	47,626	21	—	—	47,647
Total trading securities	47,626	1,707	28	—	49,361
Available-for-sale securities:
Agency(3)	—	44	323	—	367
Other mortgage-related	—	4	164	—	168
Total available-for-sale securities	—	48	487	—	535
Mortgage loans	—	2,706	470	—	3,176
Derivative assets	—	353	82	(333)	102
Total assets at fair value	$47,626	$4,814	$1,067	$(333)	$53,174

Liabilities:
Long-term debt:
Of Fannie Mae	$—	$381	$273	$—	$654
Of consolidated trusts	—	13,648	114	—	13,762
Total long-term debt	—	14,029	387	—	14,416
Derivative liabilities	—	3,331	13	(3,266)	78
Total liabilities at fair value	$—	$17,360	$400	$(3,266)	$14,494

	Fair Value Measurements as of December 31, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Recurring fair value measurements:
Assets:
Trading securities:
Mortgage-related	$—	$4,744	$26	$—	$4,770
Non-mortgage-related(2)	47,764	18	—	—	47,782
Total trading securities	47,764	4,762	26	—	52,552
Available-for-sale securities:
Agency(3)	—	46	331	—	377
Other mortgage-related	—	4	183	—	187
Total available-for-sale securities	—	50	514	—	564
Mortgage loans	—	2,838	477	—	3,315
Derivative assets	—	395	90	(283)	202
Total assets at fair value	$47,764	$8,045	$1,107	$(283)	$56,633

Liabilities:
Long-term debt:
Of Fannie Mae	$—	$493	$268	$—	$761
Of consolidated trusts	—	14,226	117	—	14,343
Total long-term debt	—	14,719	385	—	15,104
Derivative liabilities	—	3,327	13	(3,200)	140
Total liabilities at fair value	$—	$18,046	$398	$(3,200)	$15,244

Fannie Mae (In conservatorship) First Quarter 2024 Form 10-Q	97

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

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Three Months Ended March 31, 2024
		Total Gains (Losses) (Realized/Unrealized)										Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of March 31, 2024(4)(5)	Net Unrealized Gains (Losses) Included in OCI Related to Assets and Liabilities Still Held as of March 31, 2024(1)
	Balance, December 31, 2023	Included in Net Income		Included in Total OCI (Loss)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3	Transfers into Level 3	Balance, March 31, 2024
	(Dollars in millions)
Trading securities:
Mortgage-related	$26	$(1)	(5)(6)	$—	$—	$—	$—	$—	$—	$3	$28	$(1)	$—

Available-for-sale securities:
Agency	$331	$—		$1	$—	$—	$—	$(9)	$—	$—	$323	$—	$—
Other mortgage-related	183	1		8	—	—	—	(28)	—	—	164	—	7
Total available-for-sale securities	$514	$1	(6)(7)	$9	$—	$—	$—	$(37)	$—	$—	$487	$—	$7

Mortgage loans	$477	$1	(5)(6)	$—	$—	$(4)	$—	$(17)	$(9)	$22	$470	$1	$—

Net derivatives	77	(12)	(5)	—	—	—	—	4	—	—	69	(8)	—

Long-term debt:
Of Fannie Mae	$(268)	$(5)	(5)	$—	$—	$—	$—	$—	$—	$—	$(273)	$(5)	$—
Of consolidated trusts	(117)	(1)	(5)(6)	—	—	—	—	4	—	—	(114)	(1)	—
Total long-term debt	$(385)	$(6)		$—	$—	$—	$—	$4	$—	$—	$(387)	$(6)	$—

Fannie Mae (In conservatorship) First Quarter 2024 Form 10-Q	98

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Three Months Ended March 31, 2023
		Total Gains (Losses) (Realized/Unrealized)										Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of March 31, 2023(4)(5)	Net Unrealized Gains (Losses) Included in OCI Related to Assets and Liabilities Still Held as of March 31, 2023(1)
	Balance, December 31, 2022	Included in Net Income		Included in Total OCI (Loss)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3	Transfers into Level 3	Balance, March 31, 2023
	(Dollars in millions)
Trading securities:
Mortgage-related	$47	$(6)	(5)(6)	$—	$—	$—	$—	$—	$(9)	$—	$32	$(4)	$—

Available-for-sale securities:
Agency	$371	$—		$(1)	$—	$—	$—	$(8)	$—	$—	$362	$—	$(1)
Other mortgage-related	263	2		4	—	—	—	(10)	—	1	260	—	3
Total available-for-sale securities	$634	$2	(6)(7)	$3	$—	$—	$—	$(18)	$—	$1	$622	$—	$2

Mortgage loans	$543	$7	(5)(6)	$—	$—	$—	$—	$(25)	$(9)	$10	$526	$6	$—

Net derivatives	(37)	(6)	(5)	—	—	—	—	5	—	—	(38)	(1)	—

Long-term debt:
Of Fannie Mae	$(242)	$(8)	(5)	$—	$—	$—	$—	$—	$—	$—	$(250)	$(8)	$—
Of consolidated trusts	(136)	(2)	(5)(6)	—	—	—	—	5	—	—	(133)	(2)	—
Total long-term debt	$(378)	$(10)		$—	$—	$—	$—	$5	$—	$—	$(383)	$(10)	$—
(1)Gains (losses) are included in “Other comprehensive income” in our condensed consolidated statements of operations and comprehensive income.
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
(7)Gains (losses) are included in “Investment gains (losses), net” in our condensed consolidated statements of operations and comprehensive income.

Fannie Mae (In conservatorship) First Quarter 2024 Form 10-Q	99

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

	Fair Value Measurements as of March 31, 2024
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)(2)
	(Dollars in millions)
Recurring fair value measurements:
Trading securities:
Mortgage-related(3)	$28	Various

Available-for-sale securities:
Agency(3)	323	Consensus
Other mortgage-related	70	Discounted Cash Flow	Spreads (bps)	472.0	-	502.0	486.9
	1	Single Vendor
	93	Various
Total other mortgage-related	164
Total available-for-sale securities	$487

Net derivatives	$41	Dealer Mark
	28	Discounted Cash Flow
Total net derivatives	$69

	Fair Value Measurements as of December 31, 2023
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)(2)
	(Dollars in millions)
Recurring fair value measurements:
Trading securities:
Mortgage-related(3)	$26	Various

Available-for-sale securities:
Agency(3)	331	Consensus
Other mortgage-related	74	Discounted Cash Flow	Spreads (bps)	530.0	-	560.0	544.8
	9	Single Vendor
	100	Various
Total other mortgage-related	183
Total available-for-sale securities	$514

Net derivatives	$45	Dealer Mark
	32	Discounted Cash Flow
Total net derivatives	$77
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
(3)Includes Fannie Mae and Freddie Mac securities.
In our condensed consolidated balance sheets, certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when we evaluate loans for impairment). We held no Level 1 assets or liabilities that were measured at fair value on a nonrecurring basis as of March 31, 2024 or December 31, 2023. We held $66 million and $42 million in Level 2 assets as of March 31, 2024 and December 31, 2023, respectively, composed of mortgage loans held for sale that were impaired. We held no Level 2 or Level 3 liabilities that were measured at fair value on a nonrecurring basis as of March 31, 2024 or December 31, 2023.

Fannie Mae (In conservatorship) First Quarter 2024 Form 10-Q	100

Notes to Condensed Consolidated Financial Statements | Fair Value
The following table displays valuation techniques for our Level 3 assets measured at fair value on a nonrecurring basis.

		Fair Value Measurements as of
	Valuation Techniques	March 31, 2024	December 31, 2023
		(Dollars in millions)
Nonrecurring fair value measurements:
Mortgage loans:(1)
Mortgage loans held for sale, at lower of cost or fair value	Consensus	$304	$1,994

Single-family mortgage loans held for investment, at amortized cost	Internal Model	281	407

Multifamily mortgage loans held for investment, at amortized cost	Appraisal	168	33
	Broker Price Opinion	440	769
	Internal Model	193	218
Total multifamily mortgage loans held for investment, at amortized cost		801	1,020

Acquired property, net:
Single-family	Accepted Offer	28	23
	Appraisal	53	43
	Internal Model	145	230
	Walk Forward	65	75
	Various	16	19
Total single-family		307	390

Multifamily	Various	3	182
Total nonrecurring assets at fair value		$1,696	$3,993
(1)When we measure impairment, including recoveries, based on the fair value of the loan or the underlying collateral and impairment is recorded on any component of the mortgage loan, including accrued interest receivable and amounts due from the borrower for advances of taxes and insurance, we present the entire fair value measurement amount with the corresponding mortgage loan.

Fannie Mae (In conservatorship) First Quarter 2024 Form 10-Q	101

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

	As of March 31, 2024
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment	Estimated Fair Value
	(Dollars in millions)
Financial assets:
Cash and cash equivalents, including restricted cash and cash equivalents	$33,254	$33,254	$—	$—	$—	$33,254
Securities purchased under agreements to resell	73,725	—	73,725	—	—	73,725
Trading securities	49,361	47,626	1,707	28	—	49,361
Available-for-sale securities	535	—	48	487	—	535
Mortgage loans held for sale	1,910	—	277	1,793	—	2,070
Mortgage loans held for investment, net of allowance for loan losses	4,127,208	—	3,494,262	130,364	—	3,624,626
Advances to lenders	2,052	—	2,052	—	—	2,052
Derivative assets at fair value	102	—	353	82	(333)	102
Guaranty assets and buy-ups	70	—	—	153	—	153
Total financial assets	$4,288,217	$80,880	$3,572,424	$132,907	$(333)	$3,785,878

Financial liabilities:
Short-term debt:
Of Fannie Mae	$14,285	$—	$14,283	$—	$—	$14,283
Long-term debt:
Of Fannie Mae	104,116	—	104,063	600	—	104,663
Of consolidated trusts	4,098,173	—	3,568,654	285	—	3,568,939
Derivative liabilities at fair value	78	—	3,331	13	(3,266)	78
Guaranty obligations	76	—	—	61	—	61
Total financial liabilities	$4,216,728	$—	$3,690,331	$959	$(3,266)	$3,688,024

Fannie Mae (In conservatorship) First Quarter 2024 Form 10-Q	102

Notes to Condensed Consolidated Financial Statements | Fair Value

	As of December 31, 2023
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment	Estimated Fair Value
	(Dollars in millions)
Financial assets:
Cash and cash equivalents, including restricted cash and cash equivalents	$68,706	$33,981	$34,725	$—	$—	$68,706
Securities purchased under agreements to resell	30,700	—	30,700	—	—	30,700
Trading securities	52,552	47,764	4,762	26	—	52,552
Available-for-sale securities	564	—	50	514	—	564
Mortgage loans held for sale	2,149	—	93	2,196	—	2,289
Mortgage loans held for investment, net of allowance for loan losses	4,133,482	—	3,571,555	130,022	—	3,701,577
Advances to lenders	1,389	—	1,389	—	—	1,389
Derivative assets at fair value	202	—	395	90	(283)	202
Guaranty assets and buy-ups	73	—	—	155	—	155
Total financial assets	$4,289,817	$81,745	$3,643,669	$133,003	$(283)	$3,858,134

Financial liabilities:
Short-term debt:
Of Fannie Mae	$17,314	$—	$17,317	$—	$—	$17,317
Long-term debt:
Of Fannie Mae	106,751	—	106,701	605	—	107,306
Of consolidated trusts	4,098,653	—	3,633,157	293	—	3,633,450
Derivative liabilities at fair value	140	—	3,327	13	(3,200)	140
Guaranty obligations	79	—	—	65	—	65
Total financial liabilities	$4,222,937	$—	$3,760,502	$976	$(3,200)	$3,758,278
For a detailed description and classification of our financial instruments, see “Note 16, Fair Value” in our 2023 Form 10-K.
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

Fannie Mae (In conservatorship) First Quarter 2024 Form 10-Q	103

Notes to Condensed Consolidated Financial Statements | Fair Value
The following table displays the fair value and unpaid principal balance of the financial instruments for which we have elected the fair value option.

	As of
	March 31, 2024			December 31, 2023
	Loans(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts	Loans(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts
	(Dollars in millions)
Fair value	$3,176	$654	$13,762	$3,315	$761	$14,343
Unpaid principal balance	3,358	621	13,977	3,442	731	14,383
(1)Includes nonaccrual loans with a fair value of $31 million and $32 million as of March 31, 2024 and December 31, 2023, respectively. Includes loans that are 90 days or more past due with a fair value of $28 million and $31 million as of March 31, 2024 and December 31, 2023, respectively.
Changes in Fair Value under the Fair Value Option Election
We recorded losses of $45 million for the three months ended March 31, 2024 and gains of $71 million for the three months ended March 31, 2023 from changes in the fair value of loans recorded at fair value in “Fair value gains, net” in our condensed consolidated statements of operations and comprehensive income.
We recorded gains of $111 million for the three months ended March 31, 2024 and losses of $269 million for the three months ended March 31, 2023 from changes in the fair value of long-term debt recorded at fair value in “Fair value gains, net” in our condensed consolidated statements of operations and comprehensive income.
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
On a quarterly basis, we review relevant information about pending legal actions and proceedings for the purpose of evaluating and revising our contingencies, accruals and disclosures. We establish an accrual only for matters when the likelihood of a loss is probable and we can reasonably estimate the amount of such loss. We are often unable to estimate the possible losses or ranges of losses, particularly for proceedings that are in their early stages of development, where plaintiffs seek indeterminate or unspecified damages, where there may be novel or unsettled legal questions relevant to the proceedings, or where settlement negotiations have not occurred or progressed. Given the uncertainties involved in any action or proceeding, regardless of whether we have established an accrual, the ultimate resolution of certain of these matters may be material to our operating results for a particular period, depending on, among other factors, the size of the loss or liability imposed and the level of our net income or loss for that period.
In addition to the matters specifically described below, we are involved in a number of legal and regulatory proceedings that arise in the ordinary course of business that we do not expect will have a material impact on our business or financial condition.
Senior Preferred Stock Purchase Agreements Litigation
A consolidated class action (“In re Fannie Mae/Freddie Mac Senior Preferred Stock Purchase Agreement Class Action Litigations”) and a non-class action lawsuit, Fairholme Funds v. FHFA, filed by Fannie Mae and Freddie Mac stockholders against us, FHFA as our conservator, and Freddie Mac were filed in the U.S. District Court for the District of Columbia. The lawsuits challenge the August 2012 amendment to each company’s senior preferred stock purchase agreement with Treasury.

Fannie Mae (In conservatorship) First Quarter 2024 Form 10-Q	104

Notes to Condensed Consolidated Financial Statements | Commitments and Contingencies

Plaintiffs in these lawsuits allege that the net worth sweep dividend provisions of the senior preferred stock that were implemented pursuant to the August 2012 amendments nullified certain of the stockholders’ rights and caused them harm. Plaintiffs in the class action represent a class of Fannie Mae preferred stockholders and classes of Freddie Mac common and preferred stockholders. The cases were tried before a jury at a trial that commenced on July 24, 2023. On August 14, 2023, the jury returned a verdict for the plaintiffs and awarded damages of $299.4 million to Fannie Mae preferred stockholders. On October 24, 2023, the court held that these stockholders were entitled to receive prejudgment interest on the damage award. On March 20, 2024, the court entered final judgment and set the amount of prejudgment interest owed by Fannie Mae at $199.7 million. On April 17, 2024, the defendants filed a motion for judgment as a matter of law. The parties will have 30 days to appeal following the court’s decision on the motion. Until the motion and any subsequent appeals are resolved and any final judgment amount has been paid, post-judgment interest on the damages and prejudgment interest awards will accrue at a rate of 5.01%, starting on March 20, 2024, to be computed daily and compounded annually. We recognized $495 million in 2023 related to the jury verdict and estimated prejudgment interest through December 31, 2023 in “Other expenses, net.” We recognized an additional $5 million of expense for the three months ended March 31, 2024 related to the prejudgment and post-judgment interest.
15. Regulatory Capital Requirements
FHFA’s enterprise regulatory capital framework rule went into effect in February 2021 and was amended in 2022 and 2023; however, we are not required to hold capital according to the rule requirements until the date of termination of our conservatorship, or such later date as may be ordered by FHFA.
The table below sets forth information about our capital requirements under the standardized approach of the enterprise regulatory capital framework. Available capital for purposes of the enterprise regulatory capital framework excludes the stated value of the senior preferred stock ($120.8 billion) and other amounts specified in footnote 2 to the table. Because of these exclusions, we had a deficit in available capital as of March 31, 2024 and December 31, 2023, even though we had positive net worth under GAAP of $82.0 billion and $77.7 billion as of March 31, 2024 and December 31, 2023, respectively.
We had a shortfall of $238 billion and $243 billion of our available capital (deficit) to the adjusted total capital requirement (including buffers) of $188 billion under the standardized approach of the enterprise regulatory capital framework as shown in the table below as of March 31, 2024 and December 31, 2023, respectively.
Risk-weighted assets decreased from $1,357 billion as of December 31, 2023 to $1,323 billion as of March 31, 2024, primarily due to continued single-family home price appreciation and ongoing credit risk transfer issuances.

Fannie Mae (In conservatorship) First Quarter 2024 Form 10-Q	105

Notes to Condensed Consolidated Financial Statements | Regulatory Capital Requirements

Capital Metrics under the Enterprise Regulatory Capital Framework as of March 31, 2024(1)
(Dollars in billions)
Adjusted total assets	$4,549
Risk-weighted assets	1,323

	Amounts			Ratios
	Available Capital (Deficit)(2)	Minimum Capital Requirement	Total Capital Requirement (including Buffers)(3)	Available Capital (Deficit) Ratio(4)	Minimum Capital Ratio Requirement	Total Capital Requirement Ratio (including Buffers)
Risk-based capital:
Total capital (statutory)(5)	$(30)	$106	$106	(2.3)%	8.0%	8.0%
Common equity tier 1 capital	(69)	60	142	(5.2)	4.5	10.7
Tier 1 capital	(50)	79	161	(3.8)	6.0	12.2
Adjusted total capital	(50)	106	188	(3.8)	8.0	14.2
Leverage capital:
Core capital (statutory)(6)	(39)	114	114	(0.9)	2.5	2.5
Tier 1 capital	(50)	114	138	(1.1)	2.5	3.0

Capital Metrics under the Enterprise Regulatory Capital Framework as of December 31, 2023(1)
(Dollars in billions)
Adjusted total assets	$4,552
Risk-weighted assets	1,357

	Amounts			Ratios
	Available Capital (Deficit)(2)	Minimum Capital Requirement	Total Capital Requirement (including Buffers)(3)	Available Capital (Deficit) Ratio(4)	Minimum Capital Ratio Requirement	Total Capital Requirement Ratio (including Buffers)
Risk-based capital:
Total capital (statutory)(5)	$(34)	$109	$109	(2.5)%	8.0%	8.0%
Common equity tier 1 capital	(74)	61	140	(5.5)	4.5	10.3
Tier 1 capital	(55)	81	160	(4.1)	6.0	11.8
Adjusted total capital	(55)	109	188	(4.1)	8.0	13.9
Leverage capital:
Core capital (statutory)(6)	(43)	114	114	(0.9)	2.5	2.5
Tier 1 capital	(55)	114	137	(1.2)	2.5	3.0
(1)Ratios are calculated as a percentage of risk-weighted assets for risk-based capital metrics and as a percentage of adjusted total assets for leverage capital metrics.
(2)Available capital (deficit) for all line items excludes the stated value of the senior preferred stock ($120.8 billion). Available capital (deficit) for all line items except total capital and core capital also deducts a portion of deferred tax assets. Deferred tax assets arising from temporary differences between GAAP and tax requirements are deducted from capital to the extent they exceed 10% of common equity. As of March 31, 2024 and December 31, 2023, this resulted in the full deduction of deferred tax assets ($11.5 billion and $11.7 billion, respectively) from our available capital (deficit). Available capital (deficit) for common equity tier 1 capital also excludes the value of the perpetual, non-cumulative preferred stock ($19.1 billion) as of March 31, 2024 and December 31, 2023.
(3)The prescribed capital buffers represent the amount of capital we are required to hold above the minimum risk-based and leverage capital requirements. The applicable buffer for risk-based common equity tier 1 capital, tier 1 capital, and adjusted total capital is the PCCBA, which is composed of a stress capital buffer, a stability capital buffer, and a countercyclical capital buffer. The PCCBA must be comprised entirely of common equity tier 1 capital. The applicable buffer for leverage tier 1 capital is the PLBA. The stress capital buffer and countercyclical capital buffer are each calculated by multiplying prescribed factors by adjusted total assets as of the last day of the previous calendar quarter. The stability capital buffer is based on our share of mortgage debt outstanding. The prescribed leverage buffer for March 31, 2024 and December 31, 2023 was set at 50% of the March 31, 2024 and December 31, 2023 stability capital buffer, respectively.
(4)Ratios are negative because we had a deficit in available capital for each tier of capital.
(5)The sum of (a) core capital (see definition in footnote 6 below); and (b) a general allowance for foreclosure losses, which (i) shall include an allowance for portfolio mortgage losses, an allowance for non-reimbursable foreclosure costs on government claims, and an allowance

Fannie Mae (In conservatorship) First Quarter 2024 Form 10-Q	106

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
While it is not applicable until the date of termination of our conservatorship, our maximum payout ratio represents the percentage of eligible retained income that we are permitted to pay out in the form of distributions or discretionary bonus payments under the enterprise regulatory capital framework. The maximum payout ratio for a given quarter is the lowest of the payout ratios determined by our capital conservation buffer and our leverage buffer. As a result of our capital shortfall, our maximum payout ratio under the enterprise regulatory capital framework as of March 31, 2024 and December 31, 2023 was 0%.

Fannie Mae (In conservatorship) First Quarter 2024 Form 10-Q	107

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
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures in effect as of March 31, 2024, the end of the period covered by this report. As a result of management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of March 31, 2024, or as of the date of filing this report.
Our disclosure controls and procedures were not effective as of March 31, 2024, or as of the date of filing this report because they did not adequately ensure the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws. As a result, we were not able to rely upon the disclosure controls and procedures that were in place as of March 31, 2024, or as of the date of this filing, and we continue to have a material weakness in our internal control over financial reporting. This material weakness is described in more detail below under “Description of Material Weakness.” Based on discussions with FHFA and the structural nature of this material weakness, we do not expect to remediate this material weakness while we are under conservatorship.
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
Management has determined that we continued to have the following material weakness as of March 31, 2024, and as of the date of filing this report:
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

Fannie Mae First Quarter 2024 Form 10-Q	108

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
Due to these circumstances, we have not been able to update our disclosure controls and procedures in a manner that adequately ensures the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws, including disclosures affecting our condensed consolidated financial statements. As a result, we did not maintain effective controls and procedures designed to ensure complete and accurate disclosure as required by GAAP as of March 31, 2024, or as of the date of filing this report. Based on discussions with FHFA and the structural nature of this weakness, we do not expect to remediate this material weakness while we are under conservatorship.
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
•FHFA personnel, including senior officials, have reviewed our SEC filings prior to filing, including this quarterly report on Form 10-Q for the quarter ended March 31, 2024 (“First Quarter 2024 Form 10-Q”), and engaged in discussions regarding issues associated with the information contained in those filings. Prior to filing our First Quarter 2024 Form 10-Q, FHFA provided Fannie Mae management with written acknowledgment that it had reviewed the First Quarter 2024 Form 10-Q, and it was not aware of any material misstatements or omissions in the First Quarter 2024 Form 10-Q and had no objection to our filing the First Quarter 2024 Form 10-Q.
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
Changes in Internal Control Over Financial Reporting
Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting from January 1, 2024 through March 31, 2024 that management believes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
In the ordinary course of business, we review our system of internal control over financial reporting and make changes that we believe will improve these controls and increase efficiency, while continuing to ensure that we maintain effective internal controls. Changes may include implementing new, more efficient systems, automating manual processes, and updating existing systems.

Fannie Mae First Quarter 2024 Form 10-Q	109

Other Information

PART II—OTHER INFORMATION
Item 1.  Legal Proceedings
The information in this item supplements and updates information regarding certain legal proceedings set forth in “Legal Proceedings” in our 2023 Form 10-K. We also provide information regarding material legal proceedings in “Note 14, Commitments and Contingencies,” which is incorporated herein by reference. In addition to the matters specifically described or incorporated by reference in this item, we are involved in legal and regulatory proceedings that arise in the ordinary course of business that we do not expect will have a material impact on our business or financial condition. However, litigation claims and proceedings of all types are subject to many factors and their outcome and effect on our business and financial condition generally cannot be predicted accurately.
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
Senior Preferred Stock Purchase Agreements Litigation
Since June 2013, preferred and common stockholders of Fannie Mae and Freddie Mac filed lawsuits in multiple federal courts against one or more of the United States, Treasury and FHFA, challenging actions taken by the defendants relating to the Fannie Mae and Freddie Mac senior preferred stock purchase agreements and the conservatorships of Fannie Mae and Freddie Mac. Some of these lawsuits also contain claims against Fannie Mae and Freddie Mac. The legal claims being advanced by one or more of these lawsuits include challenges to the net worth sweep dividend provisions of the senior preferred stock that were implemented pursuant to August 2012 amendments to the agreements, the payment of dividends to Treasury under the net worth sweep dividend provisions, and FHFA’s decision to require Fannie Mae and Freddie Mac to draw funds from Treasury to pay dividends to Treasury prior to the August 2012 amendments. The plaintiffs seek various forms of equitable and injunctive relief as well as damages. The cases that remain pending or were terminated after December 31, 2023 are as follows:
District of Columbia (In re Fannie Mae/Freddie Mac Senior Preferred Stock Purchase Agreement Class Action Litigations and Fairholme Funds v. FHFA). Fannie Mae is a defendant in two cases filed in the U.S. District Court for the District of Columbia, including a consolidated class action. The cases were consolidated for trial, and on August 14, 2023, the jury returned a verdict for the plaintiffs and awarded damages of $299.4 million to Fannie Mae preferred stockholders. On March 20, 2024, the court entered final judgment and set the amount of prejudgment interest owed by Fannie Mae at $199.7 million. On April 17, 2024, the defendants filed a motion for judgment as a matter of law. The parties will have 30 days to appeal following the court’s decision on the motion. See “Note 14, Commitments and Contingencies” for additional information.
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
On June 23, 2021, the U.S. Supreme Court held that FHFA did not exceed its statutory powers as conservator when it agreed to the net worth sweep dividend provisions of the third amendment to the senior preferred stock purchase agreements in August 2012. The court also held that the provision of the Housing and Economic Recovery Act of 2008 that restricts the President’s power to remove the FHFA Director without cause violates the Constitution’s separation of powers and, thus, the FHFA Director may be removed by the President for any reason. The court rejected plaintiffs’ request to rescind the third amendment to the senior preferred stock purchase agreements. However, the Supreme Court remanded the case to the Fifth Circuit for further proceedings on the sole issue of whether the stockholders suffered compensable harm related to the constitutional claim during the limited time-period when a Senate-confirmed FHFA Director was in office. On March 4, 2022, the Fifth Circuit remanded the case to the district court for further proceedings on the compensable harm issue. On June 3, 2022, the stockholders filed an amended complaint and on July 18, 2022, FHFA and Treasury moved to dismiss that complaint. On November 21, 2022, the district court dismissed the case. On October 12, 2023, the Fifth Circuit Court of Appeals affirmed the district court’s dismissal. The stockholders’ time to seek further review expired on January 10, 2024 and the case is now concluded.
Western District of Michigan (Rop et al. v. FHFA et al.). On June 1, 2017, preferred and common stockholders of Fannie Mae and Freddie Mac filed a complaint for declaratory and injunctive relief against FHFA and Treasury in the U.S. District Court for the Western District of Michigan. FHFA and Treasury moved to dismiss the case on September 8,

Fannie Mae First Quarter 2024 Form 10-Q	110

Other Information

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
District of Minnesota (Bhatti et al. v. FHFA et al.). On June 22, 2017, preferred and common stockholders of Fannie Mae and Freddie Mac filed a complaint for declaratory and injunctive relief against FHFA and Treasury in the U.S. District Court for the District of Minnesota. The court dismissed the case on July 6, 2018. On October 6, 2021, the U.S. Court of Appeals for the Eighth Circuit affirmed in part and reversed in part the district court’s ruling and remanded the case to the district court to determine whether the stockholders suffered compensable harm. On January 26, 2022, plaintiffs filed an amended complaint. On March 11, 2022 and March 14, 2022, Treasury and FHFA each filed motions to dismiss the new complaint. On December 16, 2022, the district court dismissed the case. On March 28, 2024, the Eighth Circuit Court of Appeals affirmed the district court’s dismissal.
Eastern District of Pennsylvania (Wazee Street Opportunities Fund IV L.P. et al. v. FHFA et al.). On August 16, 2018, common stockholders of Fannie Mae and Freddie Mac filed a complaint for declaratory and injunctive relief against FHFA and Treasury in the U.S. District Court for the Eastern District of Pennsylvania. FHFA and Treasury moved to dismiss the case on November 16, 2018, and plaintiffs filed a motion for summary judgment on December 21, 2018. This case was stayed until April 9, 2024.
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
Item 1A.  Risk Factors
In addition to the information in this report, you should carefully consider the risks relating to our business that we identify in “Risk Factors” in our 2023 Form 10-K. Also refer to “MD&A—Risk Management,” “MD&A—Single-Family Business” and “MD&A—Multifamily Business” in our 2023 Form 10-K and in this report for more detailed descriptions of the primary risks to our business and how we seek to manage those risks.
The risks we face could materially adversely affect our business, results of operations, financial condition, liquidity and net worth, and could cause our actual results to differ materially from our past results or the results contemplated by any forward-looking statements we make. We believe the risks described in the other sections of this report and our 2023 Form 10-K referenced above are the most significant we face; however, these are not the only risks we face. We face additional risks and uncertainties not currently known to us or that we currently believe are immaterial.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Common Stock
Our common stock is traded in the over-the-counter market and quoted on the OTCQB, operated by OTC Markets Group Inc., under the ticker symbol “FNMA.”
Recent Sales of Unregistered Equity Securities
Under the terms of our senior preferred stock purchase agreement with Treasury, we are prohibited from selling or issuing our equity interests without the prior written consent of Treasury except under limited circumstances, which are described in “Business—Conservatorship and Treasury Agreements—Treasury Agreements—Covenants” in our 2023 Form 10-K. During the quarter ended March 31, 2024, we did not sell any equity securities.
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

Fannie Mae First Quarter 2024 Form 10-Q	111

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
Our Purchases of Equity Securities
We did not repurchase any of our equity securities during the first quarter of 2024.
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
Restrictions Under Senior Preferred Stock Purchase Agreement and Senior Preferred Stock. The senior preferred stock purchase agreement prohibits us from declaring or paying any dividends on Fannie Mae equity securities (other than the senior preferred stock) without the prior written consent of Treasury. In addition, the provisions of the senior preferred stock provide for dividends each quarter through and including the capital reserve end date in the amount, if any, by which our net worth as of the end of the immediately preceding fiscal quarter exceeds an applicable capital reserve amount. The applicable capital reserve amount is the amount of adjusted total capital necessary for us to meet the capital requirements and buffers set forth in the enterprise regulatory capital framework. The capital reserve end date is defined as the last day of the second consecutive fiscal quarter during which we have had and maintained capital equal to, or in excess of, all of the capital requirements and buffers under the enterprise regulatory capital framework. After the capital reserve end date, the amount of quarterly dividends to Treasury will be equal to the lesser of any quarterly increase in our net worth and a 10% annual rate on the then-current liquidation preference of the senior preferred stock. As a result, our ability to retain earnings in excess of the capital requirements and buffers set forth in the enterprise regulatory capital framework will be limited. For more information on the terms of the senior preferred stock purchase agreement and senior preferred stock, see “Business—Conservatorship and Treasury Agreements” in our 2023 Form 10-K.
Additional Restrictions Relating to Preferred Stock. Payment of dividends on our common stock is also subject to the prior payment of dividends on our preferred stock and our senior preferred stock. Payment of dividends on all outstanding preferred stock, other than the senior preferred stock, is also subject to the prior payment of dividends on the senior preferred stock.
Statutory Restrictions. Under the GSE Act, we are not permitted to make a capital distribution (including the payment of dividends) if, after making the distribution, we would be undercapitalized. The Director of FHFA, however, may permit us to repurchase shares if the repurchase is made in connection with the issuance of additional shares or obligations in at least an equivalent amount and will reduce our financial obligations or otherwise improve our financial condition. The GSE Act also provides that: (1) if we are classified as undercapitalized, we may not make a capital distribution that would result in our reclassification as significantly or critically undercapitalized; and (2) if we are classified as significantly undercapitalized, we may not make a capital distribution that would result in our reclassification as critically

Fannie Mae First Quarter 2024 Form 10-Q	112

Other Information

undercapitalized and we may not make any other capital distribution without the approval of the Director of FHFA. Our capital classifications have been suspended during conservatorship. In addition, under the Charter Act, we must obtain the prior written approval of FHFA to make a capital distribution that would decrease our total capital to an amount less than the risk-based capital level or that would decrease our core capital to an amount less than the minimum capital level.
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
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
None.
Item 5.  Other Information
Trading Arrangements
During the quarter ended March 31, 2024, no Fannie Mae director or officer (as that term is defined by the SEC in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement for transactions in Fannie Mae securities.

Fannie Mae First Quarter 2024 Form 10-Q	113

Other Information

Item 6.  Exhibits
The exhibits listed below are being filed or furnished with or incorporated by reference into this report.

Item	Description
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

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
99.1	First Amendment of the Fourth Amended and Restated Limited Liability Company Agreement of Common Securitization Solutions, LLC, effective date February 2, 2024
101. INS	Inline XBRL Instance Document* - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101. SCH	Inline XBRL Taxonomy Extension Schema*
101. CAL	Inline XBRL Taxonomy Extension Calculation*
101. DEF	Inline XBRL Taxonomy Extension Definition*
101. LAB	Inline XBRL Taxonomy Extension Label*
101. PRE	Inline XBRL Taxonomy Extension Presentation*
104	Cover Page Interactive Data File* (embedded within the Inline XBRL document)
*    The financial information contained in these Inline XBRL documents is unaudited.

Fannie Mae First Quarter 2024 Form 10-Q	114

Signatures

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal National Mortgage Association

By:	/s/ Priscilla Almodovar
Priscilla Almodovar Chief Executive Officer
Date: April 30, 2024

By:	/s/ Chryssa C. Halley
Chryssa C. Halley Executive Vice President and Chief Financial Officer
Date: April 30, 2024

Fannie Mae First Quarter 2024 Form 10-Q	115