Form 10-Q
period 2024-06-30
FEDERAL NATIONAL MORTGAGE ASSOCIATION FANNIE MAE
filed 2024-07-30
CIK 310522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☑
As of July 12, 2024, there were 1,158,087,567 shares of common stock of the registrant outstanding.

Fannie Mae Second Quarter 2024 Form 10-Q	i

Fannie Mae Second Quarter 2024 Form 10-Q	ii

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
About Fannie Mae

Fannie Mae is a leading source of financing for residential mortgages in the United States. We provided $167.6 billion in liquidity to the mortgage market in the first half of 2024, which enabled the financing of approximately 610,000 home purchases, refinancings, and rental units.
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
We support both single-family and multifamily housing. Our Single-Family business provides financing for properties that have four or fewer residential units. Our Multifamily business provides financing for residential buildings with five or more units. As of March 31, 2024 (the latest date for which information is available), Fannie Mae owned or guaranteed an estimated 1 in 4 single-family mortgage loans in the United States and an estimated 21% of multifamily mortgage debt outstanding in the United States.
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

Fannie Mae Second Quarter 2024 Form 10-Q	1

MD&A | Executive Summary
Executive Summary

Please read this summary together with our MD&A, our condensed consolidated financial statements as of June 30, 2024 and the accompanying notes.
Overview of Financial Results

Net Revenues and Net Income
(Dollars in billions)
$7.1
$5.0
$7.3
$4.5
$14.0
$8.8
$14.4
$8.8
Q2 2023
Q2 2024
First Half 2023
First Half 2024
Net revenues
Net income

Summary of Financial Results
Quarterly Results
•Net revenues increased $231 million in the second quarter of 2024 compared with the second quarter of 2023.
•Net income decreased $510 million in the second quarter of 2024 compared with the second quarter of 2023, primarily driven by a decrease in benefit for credit losses on single-family mortgage loans partially offset by an increase in net interest income.
Year-to-Date Results
•Net revenues increased $477 million in the first half of 2024 compared with the first half of 2023.
•Net income increased $38 million in the first half of 2024 compared with the first half of 2023, primarily driven by an increase in net interest income and an increase in fair value gains, partially offset by a decrease in benefit for credit losses on single-family mortgage loans.
•Net worth increased to $86.5 billion as of June 30, 2024 from $77.7 billion as of December 31, 2023.
For more information on the drivers of our financial results, see “Consolidated Results of Operations.”
Legislation and Regulation

The information in this section updates and supplements information regarding legislative, regulatory, conservatorship and other matters affecting our business set forth in “Business—Conservatorship and Treasury Agreements” and “Business—Legislation and Regulation” in our 2023 Form 10-K, as well as in “MD&A—Legislation and Regulation” in our Form 10-Q for the quarter ended March 31, 2024 (“First Quarter 2024 Form 10-Q”). Also see “Risk Factors” in our 2023 Form 10-K for discussions of risks relating to legislative and regulatory matters.
Multifamily Tenant Protections
In July 2024, FHFA established a new tenant protection policy that will be applicable to multifamily properties financed with mortgages backed by Fannie Mae and Freddie Mac. Under the policy, beginning February 28, 2025, covered multifamily borrowers who receive financing from Fannie Mae or Freddie Mac will be required to provide tenants: (1) a 30-day notice of a rent increase, (2) a 30-day notice of a lease term’s expiration, and (3) a minimum 5-day grace period for late rent payments.

Fannie Mae Second Quarter 2024 Form 10-Q	2

MD&A | Legislation and Regulation
Quality Control Standards for Automated Valuation Models Final Rule
In July 2024, FHFA and five other federal regulatory agencies issued a final rule to implement the quality control standards mandated by the Dodd-Frank Wall Street Reform and Consumer Protection Act for the use of automated valuation models (referred to as “AVMs”) by mortgage originators and secondary market issuers in determining the collateral worth of a mortgage secured by a consumer’s principal dwelling. Under the final rule, institutions that engage in certain credit decisions or securitization determinations must adopt policies, practices, procedures and control systems to: ensure that AVMs used in these transactions to determine the value of mortgage collateral adhere to quality control standards designed to ensure a high level of confidence in the estimates produced by AVMs; protect against the manipulation of data; seek to avoid conflicts of interest; require random sample testing and reviews; and comply with applicable nondiscrimination laws. The rule will become effective on the first day of the calendar quarter following the date that is 12 months after the date the rule is published in the Federal Register.

Fannie Mae Second Quarter 2024 Form 10-Q	3

MD&A | Key Market Economic Indicators
Key Market Economic Indicators

In “MD&A—Key Market Economic Indicators” in our 2023 Form 10-K, we discuss how varying macroeconomic conditions can influence our financial results across different business and economic environments, and we provide forecasts and expectations with respect to some of these macroeconomic conditions. Below we provide an update to these forecasts and expectations, as well as updates to certain macroeconomic information. Our forecasts and expectations are based on many assumptions, subject to many uncertainties and may change, perhaps substantially, from our current forecasts and expectations. See “Risk Factors” in our 2023 Form 10-K and “Forward-Looking Statements” in this report for a discussion of factors that could cause actual results to differ materially from our current forecasts and expectations.
Interest Rates
Selected Benchmark Interest Rates
(1)Refers to the U.S. weekly average fixed-rate mortgage rate according to Freddie Mac’s Primary Mortgage Market Survey®. These rates are reported using the latest available data for a given period.
(2)According to Bloomberg.
(3)Refers to the daily rate per the Federal Reserve Bank of New York.
The average 30-year fixed-rate mortgage rate at the end of the second quarter of 2024 increased slightly compared to the end of the first quarter of 2024 and the end of the fourth quarter of 2023.
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
Home prices on a national basis grew by an estimated 5.2% in the first half of 2024. We forecast national home price growth of 6.1% for the full year of 2024. We expect regional variation in the timing and rate of home price changes.

Fannie Mae Second Quarter 2024 Form 10-Q	4

MD&A | Key Market Economic Indicators
Housing Activity
New Housing Starts(1)
(1)According to the U.S. Census Bureau and subject to revision.
Single-family housing starts decreased modestly in the second quarter of 2024 compared to the first quarter of 2024. We expect single-family housing starts to increase in 2024 overall compared to 2023 due to elevated demand for new single-family housing.
For further discussion on housing activity, see “Single-Family Business—Single-Family Mortgage Market” and “Multifamily Business—Multifamily Mortgage Market.”
Economic Activity
GDP and Unemployment Rate
(1)Real GDP growth (decline) is based on the quarterly series calculated by the Bureau of Economic Analysis and is subject to revision.
(2)According to the U.S. Bureau of Labor Statistics and subject to revision.
U.S. gross domestic product (“GDP”) increased in the first half of 2024. We expect that GDP will continue to grow in the second half of 2024, but at a slower pace than in 2023. The unemployment rate increased in the first half of 2024, and we expect it to continue to increase modestly in the second half of 2024. We expect our economic outlook will be influenced by a number of factors that are subject to change, such as the persistence of inflationary pressures, changes in monetary policy and the risk of financial market disruptions.
See “Risk Factors—Market and Industry Risk” and “Risk Factors—Credit Risk” in our 2023 Form 10-K for further discussion of risks to our business and financial results associated with interest rates, home prices, housing activity, and economic conditions.

Fannie Mae Second Quarter 2024 Form 10-Q	5

MD&A | Consolidated Results of Operations
Consolidated Results of Operations

This section discusses our condensed consolidated results of operations and should be read together with our condensed consolidated financial statements and the accompanying notes.

Summary of Condensed Consolidated Results of Operations
	For the Three Months Ended June 30,			For the Six Months Ended June 30,

	2024	2023	Variance	2024	2023	Variance
	(Dollars in millions)
Net interest income	$7,268	$7,035	$233	$14,291	$13,821	$470
Fee and other income(1)	68	70	(2)	140	133	7
Net revenues	7,336	7,105	231	14,431	13,954	477
Investment gains (losses), net	(62)	25	(87)	(40)	(42)	2
Fair value gains (losses), net	447	404	43	927	608	319
Administrative expenses	(939)	(864)	(75)	(1,868)	(1,732)	(136)
Benefit (provision) for credit losses	300	1,266	(966)	480	1,134	(654)
TCCA fees(2)	(859)	(856)	(3)	(1,719)	(1,711)	(8)
Credit enhancement expense(3)	(405)	(384)	(21)	(824)	(725)	(99)
Change in expected credit enhancement recoveries(4)	37	(160)	197	100	(40)	140
Other expenses, net(5)	(251)	(257)	6	(450)	(387)	(63)
Income before federal income taxes	5,604	6,279	(675)	11,037	11,059	(22)
Provision for federal income taxes	(1,120)	(1,285)	165	(2,233)	(2,293)	60
Net income	$4,484	$4,994	$(510)	$8,804	$8,766	$38
Total comprehensive income	$4,477	$4,995	$(518)	$8,801	$8,767	$34
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
(5)Includes debt extinguishment gains and losses, expenses associated with legal claims, foreclosed property income (expense), gains and losses from partnership investments, housing trust fund expenses, loan subservicing costs, and servicer fees paid in connection with certain loss mitigation activities.
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

Fannie Mae Second Quarter 2024 Form 10-Q	6

MD&A | Consolidated Results of Operations
Components of Net Interest Income
The table below displays the components of our net interest income from our guaranty book of business, from our portfolios, as well as from hedge accounting.

Components of Net Interest Income
	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2024	2023	Variance	2024	2023	Variance
	(Dollars in millions)
Net interest income from guaranty book of business:
Base guaranty fee income(1)	$4,108	$4,025	$83	$8,198	$8,017	$181
Base guaranty fee income related to TCCA(2)	859	856	3	1,719	1,711	8
Net deferred guaranty fee income(3)	867	888	(21)	1,644	1,669	(25)
Total net interest income from guaranty book of business	5,834	5,769	65	11,561	11,397	164
Net interest income from portfolios(4)	1,646	1,568	78	3,193	2,958	235
Income (expense) from hedge accounting(5)	(212)	(302)	90	(463)	(534)	71
Total net interest income	$7,268	$7,035	$233	$14,291	$13,821	$470
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
(4)Includes interest income from assets held in our retained mortgage portfolio and our corporate liquidity portfolio, as well as other assets used to support lender liquidity. Also includes interest expense on our funding debt, including outstanding CAS debt.
(5)For more information about our hedge accounting program, see “Note 9, Derivative Instruments.”
Net interest income increased in the second quarter of 2024 compared with the second quarter of 2023, primarily as a result of lower expense from hedge accounting, higher base guaranty fee income and higher net interest income from portfolios.
•Lower expense from hedge accounting. We had lower expense from hedge accounting in the second quarter of 2024 compared with the second quarter of 2023, primarily driven by lower interest expense on derivatives in hedging relationships in the second quarter of 2024 than in the second quarter of 2023.
•Higher base guaranty fee income. Higher average charged guaranty fees on our single-family guaranty book of business was the primary driver of the increase in base guaranty fee income in the second quarter of 2024 compared with the second quarter of 2023.
•Higher net interest income from portfolios. Higher net interest income from portfolios in the second quarter of 2024 compared with the second quarter of 2023 was primarily driven by higher interest rates in the second quarter of 2024 than in the second quarter of 2023 on securities in our corporate liquidity portfolio, primarily securities purchased under agreements to resell. See “Liquidity and Capital Management—Liquidity Management—Corporate Liquidity Portfolio” for more information about our corporate liquidity portfolio.
Net interest income increased in the first half of 2024 compared with the first half of 2023, primarily as a result of higher net interest income from portfolios and higher base guaranty fee income.
•Higher net interest income from portfolios. Higher net interest income from portfolios in the first half of 2024 compared with the first half of 2023 was primarily driven by slightly higher interest rates in the first half of 2024 than in the first half of 2023 on securities in our corporate liquidity portfolio, primarily securities purchased under agreements to resell. This was partially offset by higher interest expense on funding debt, also as a result of higher interest rates.
•Higher base guaranty fee income. Higher average charged guaranty fees on our single-family guaranty book of business was the primary driver of the increase in base guaranty fee income in the first half of 2024 compared with the first half of 2023.

Fannie Mae Second Quarter 2024 Form 10-Q	7

MD&A | Consolidated Results of Operations
Analysis of Unamortized Deferred Guaranty Fees
The following charts present information about the interest rates of the loans in our single-family conventional guaranty book of business as well as information about our deferred guaranty fees.
As shown in the chart below (on the left), nearly all of our single-family conventional guaranty book of business as of June 30, 2024 had an interest rate lower than the average 30-year fixed-rate mortgage rate. Per Freddie Mac’s Primary Mortgage Market Survey®, as of June 27, 2024, the U.S. weekly average interest rate for a single-family 30-year fixed-rate mortgage was 6.86%. Accordingly, even if interest rates decline meaningfully, most of the borrowers whose mortgage loans are in our single-family conventional guaranty book of business still would not be incentivized to refinance.
The other chart below (on the right) presents guaranty fees that will be amortized into deferred guaranty fee income in future periods, which we refer to as “unamortized deferred guaranty fees,” as described in “MD&A—Consolidated Results of Operations—Net Interest Income—Analysis of Unamortized Deferred Guaranty Fees” in our 2023 Form 10-K.

Interest Rates of Single-Family Conventional Guaranty Book of Business Compared with Average 30-Year Fixed-Rate Mortgage Rate	Unamortized Deferred Guaranty Fees(1)
As of June 30, 2024	(Dollars in billions)

—	Represents the average 30-year fixed-rate mortgage rate as of June 27, 2024, according to Freddie Mac’s Primary Mortgage Market Survey®, the last published rate for the quarter ending June 30, 2024.	(1)	Represents the net unamortized cost basis adjustments (consisting of premiums and discounts on single-family and multifamily mortgage loans and debt of consolidated trusts) that will be recognized through deferred guaranty fee income over the remaining contractual life of the mortgage loans or debt. Although we are in a net premium position for both mortgage loans and debt of consolidated trusts, we have a greater amount of premiums with respect to debt of consolidated trusts. Primarily as a result of the upfront fees we charge, the net amortization of these cost basis adjustments will result in income.

—	Represents the percentage of single-family conventional guaranty book of business by select interest rate band based on the current interest rate of the mortgage loans.

Fannie Mae Second Quarter 2024 Form 10-Q	8

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

Analysis of Net Interest Income and Yield(1)
	For the Three Months Ended June 30,
	2024			2023
	Average Balance	Interest Income/ (Expense)	Average Rates Earned/Paid	Average Balance	Interest Income/ (Expense)	Average Rates Earned/Paid
	(Dollars in millions)
Interest-earning assets:
Cash and cash equivalents(2)	$46,802	$633	5.41%	$63,956	$807	5.05%
Securities purchased under agreements to resell	50,898	693	5.45	41,131	524	5.10
Investments in securities(3)	51,974	282	2.17	53,965	294	2.18
Mortgage loans:
Mortgage loans of Fannie Mae	50,041	568	4.54	51,961	611	4.70
Mortgage loans of consolidated trusts	4,086,295	35,049	3.43	4,075,543	32,044	3.15
Total mortgage loans(4)	4,136,336	35,617	3.44	4,127,504	32,655	3.16
Advances to lenders	2,962	50	6.75	3,798	60	6.32
Total interest-earning assets	$4,288,972	$37,275	3.48%	$4,290,354	$34,340	3.20%
Interest-bearing liabilities:
Short-term funding debt	$9,996	$(130)	5.20%	$14,841	$(183)	4.93%
Long-term funding debt	101,671	(921)	3.62	119,572	(936)	3.13
CAS debt	2,431	(69)	11.35	4,319	(109)	10.09
Total debt of Fannie Mae	114,098	(1,120)	3.93	138,732	(1,228)	3.54
Debt securities of consolidated trusts held by third parties	4,083,048	(28,887)	2.83	4,078,979	(26,077)	2.56
Total interest-bearing liabilities	$4,197,146	$(30,007)	2.86%	$4,217,711	$(27,305)	2.59%
Net interest income/net interest yield		$7,268	0.68%		$7,035	0.66%

Fannie Mae Second Quarter 2024 Form 10-Q	9

MD&A | Consolidated Results of Operations

	For the Six Months Ended June 30,
	2024			2023
	Average Balance	Interest Income/ (Expense)	Average Rates Earned/Paid	Average Balance	Interest Income/ (Expense)	Average Rates Earned/Paid
	(Dollars in millions)
Interest-earning assets:
Cash and cash equivalents(2)	$46,408	$1,254	5.40%	$62,780	$1,504	4.79%
Securities purchased under agreements to resell	48,240	1,315	5.45	38,951	942	4.81
Investments in securities(3)	52,930	582	2.20	54,102	578	2.14
Mortgage loans:
Mortgage loans of Fannie Mae	50,396	1,135	4.50	52,251	1,218	4.66
Mortgage loans of consolidated trusts	4,089,520	69,698	3.41	4,074,813	63,574	3.12
Total mortgage loans(4)	4,139,916	70,833	3.42	4,127,064	64,792	3.14
Advances to lenders	2,658	89	6.70	3,082	94	6.07
Total interest-earning assets	$4,290,152	$74,073	3.45%	$4,285,979	$67,910	3.17%
Interest-bearing liabilities:
Short-term funding debt	$12,496	$(325)	5.20%	$12,733	$(302)	4.72%
Long-term funding debt	102,213	(1,840)	3.60	119,016	(1,744)	2.93
CAS debt	2,536	(143)	11.28	4,727	(232)	9.82
Total debt of Fannie Mae	117,245	(2,308)	3.94	136,476	(2,278)	3.34
Debt securities of consolidated trusts held by third parties	4,085,866	(57,474)	2.81	4,078,066	(51,811)	2.54
Total interest-bearing liabilities	$4,203,111	$(59,782)	2.84%	$4,214,542	$(54,089)	2.57%
Net interest income/net interest yield		$14,291	0.67%		$13,821	0.64%
(1)    Includes the effects of discounts, premiums and other cost basis adjustments, including basis adjustments related to hedge accounting.
(2)    Prior to March 31, 2024, “Cash and cash equivalents” were previously reported within “Investments in securities.” Prior periods have been updated to conform to the current period presentation. Cash equivalents are composed of overnight reverse repurchase agreements and U.S. Treasuries, if any, that have a maturity at the date of acquisition of three months or less.
(3)    Consists of U.S. Treasuries not classified as cash equivalents and mortgage-related securities.
(4)    Average balance includes mortgage loans on nonaccrual status. Interest income includes loan fees of $699 million and $1.4 billion, respectively, for the second quarter of 2024 and first half of 2024, compared with $746 million and $1.4 billion, respectively, for the second quarter of 2023 and first half of 2023. Loan fees primarily consist of yield maintenance revenue we recognized on the prepayment of multifamily mortgage loans and the amortization of upfront cash fees exchanged when we acquire the mortgage loan.

Fannie Mae Second Quarter 2024 Form 10-Q	10

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
The table below displays the components of our fair value gains and losses.

Fair Value Gains (Losses), Net
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in millions)
Risk management derivatives fair value gains (losses) attributable to:
Net contractual interest income (expense) on interest-rate swaps(1)	$(288)	$(394)	$(588)	$(775)
Net change in fair value during the period	396	505	1,029	692
Impact of hedge accounting(2)	109	637	256	622
Risk management derivatives fair value gains (losses), net	217	748	697	539
Mortgage commitment derivatives fair value gains (losses), net	94	198	301	84
Credit enhancement derivatives fair value gains (losses), net	1	29	(14)	14
Total derivatives fair value gains (losses), net	312	975	984	637
Trading securities gains (losses), net	121	(723)	(140)	23
Long-term debt fair value gains (losses), net	17	219	128	(50)
Other, net(3)	(3)	(67)	(45)	(2)
Fair value gains (losses), net	$447	$404	$927	$608
(1)“Net contractual interest income (expense) on interest-rate swaps” is primarily impacted by changes in interest rates and changes in the composition of our interest-rate swaps portfolio.
(2)The “Impact of hedge accounting” reflected in this table shows the net gain or loss from swaps in hedging relationships plus any accrued interest during the applicable periods that are recognized in “Net interest income.”
(3)Consists primarily of fair value gains and losses on mortgage loans held at fair value.
Fair value gains, net in the second quarter and first half of 2024 were primarily driven by rising interest rates, which drove gains on risk management derivatives and mortgage commitment derivatives. Also contributing to fair value gains, net in the second quarter of 2024 were fair value gains on trading securities, which were primarily driven by our holdings of U.S. Treasury securities moving closer to maturity, which resulted in the reversal of previously recognized fair value losses.
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
Fair value gains, net in the first half of 2023 were primarily driven by rising interest rates, which drove gains on risk management derivatives.

Fannie Mae Second Quarter 2024 Form 10-Q	11

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

Components of Benefit (Provision) for Credit Losses and Change in Expected Credit Enhancement Recoveries
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in millions)
Single-family benefit (provision) for credit losses:
Changes in loan activity(1)	$(205)	$(390)	$(441)	$(740)
Redesignation of loans from held for investment (“HFI”) to held for sale (“HFS”)	(14)	—	(35)	—
Actual and forecasted home prices	606	1,724	1,326	2,104
Actual and projected interest rates	(56)	(146)	(233)	(24)
Other(2)	217	230	266	125
Single-family benefit (provision) for credit losses	548	1,418	883	1,465
Multifamily benefit (provision) for credit losses:
Changes in loan activity(1)	(100)	(74)	(166)	(84)
Actual and projected interest rates	(37)	(65)	(101)	8
Actual and projected economic data(3)	(154)	(121)	(71)	(303)
Other	43	108	(65)	48
Multifamily benefit (provision) for credit losses	(248)	(152)	(403)	(331)
Total benefit (provision) for credit losses	$300	$1,266	$480	$1,134

Change in expected credit enhancement recoveries:(4)
Single-family	$(47)	$(223)	$(89)	$(128)
Multifamily	84	63	189	88
Change in expected credit enhancement recoveries	$37	$(160)	$100	$(40)
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
(2)Includes provision for allowance on accrued interest receivable and impacts of model enhancements. Also includes any benefit or provision for our guaranty loss reserves that are not separately included in the other components. Beginning with the period ended March 31, 2024, also includes the release of economic concessions related to loans previously designated as troubled debt restructurings (“TDRs”) that received loss mitigation arrangements during the period. Prior periods have been updated to conform to the current period presentation.
(3)Primarily consists of changes attributed to projected property net operating income, actual and projected property values, and labor market forecasts.
(4)Beginning with the period ended December 31, 2023, “Change in expected credit enhancement recoveries” as presented in this table includes activity associated with both active and inactive loans. Previously, this presentation only included active loans. Prior periods have been updated to conform to the current period presentation.

Fannie Mae Second Quarter 2024 Form 10-Q	12

MD&A | Consolidated Results of Operations
Single-Family Benefit (Provision) for Credit Losses
Our single-family benefit for credit losses in the second quarter and first half of 2024 was primarily driven by a benefit from actual and forecasted home price growth, partially offset by a provision from changes in loan activity, as described below:
•Benefit from actual and forecasted home price growth. During the second quarter and first half of 2024, actual home prices appreciated more than originally projected and our forecast of future home prices also improved. Higher home prices decrease the likelihood that loans will default and reduce the amount of losses on loans that do default, which impacts our estimate of losses and ultimately reduces our loss reserves and provision for credit losses. See “Key Market Economic Indicators” in our 2023 Form 10-K for additional information about how home prices affect our credit loss estimates. See “Key Market Economic Indicators” in this report for a discussion of home price growth and our home price forecast. Also see “Critical Accounting Estimates” in this report for more information about our home price forecast.
•Provision from changes in loan activity. This includes provision on newly acquired loans and was primarily driven by the credit risk profile of our single-family acquisitions for the second quarter and first half of 2024, which primarily consisted of purchase loans. Purchase loans generally have higher origination loan-to-value (“LTV”) ratios than refinance loans; therefore, purchase loans have a higher estimated risk of default and loss severity in the allowance than refinance loans and a correspondingly higher credit loss provision at the time of acquisition.
Our single-family benefit for credit losses in the second quarter of 2023 and first half of 2023 was primarily driven by a benefit from actual and forecasted home price growth, partially offset by a provision from changes in loan activity, as described in more detail below:
•Benefit from actual and forecasted home price growth. During the second quarter and first half of 2023, we observed strong actual home price appreciation. In addition, our updated 2023 home price forecast changed from our prior estimate, resulting in a shift to positive home price appreciation for the year.
•Provision from changes in loan activity. This includes provision on newly acquired loans and was primarily driven by the credit risk profile of our single-family acquisitions for the second quarter and first half of 2023, as described in our quarterly report on Form 10-Q for the quarter ended June 30, 2023.
Multifamily Benefit (Provision) for Credit Losses
Our multifamily provision for credit losses in the second quarter of 2024 was primarily driven by continued declines in estimated actual and near-term projected multifamily property values and the impact of new 30-day loan delinquencies in our multifamily guaranty book of business, including provision attributable to a portfolio of approximately $600 million of adjustable-rate conventional loans that we anticipate will become seriously delinquent in the near term.
Our multifamily provision for credit losses in the first half of 2024 was primarily driven by declines in estimated actual and near-term projected multifamily property values, the impact of new 30-day loan delinquencies in our multifamily guaranty book of business, and increases in actual and projected interest rates. Provision related to estimated actual and near-term projected multifamily property values, along with the impact of offsetting factors, is presented in “actual and projected economic data” in the table above. Provision related to changes in loan delinquencies is presented in “changes in loan activity” in the table above.
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

Fannie Mae Second Quarter 2024 Form 10-Q	13

MD&A | Consolidated Balance Sheet Analysis
Consolidated Balance Sheet Analysis

This section discusses our condensed consolidated balance sheets and should be read together with our condensed consolidated financial statements and the accompanying notes.

Summary of Condensed Consolidated Balance Sheets
	As of
	June 30, 2024	December 31, 2023	Variance
	(Dollars in millions)
Assets
Cash and cash equivalents	$41,911	$35,817	$6,094
Restricted cash and cash equivalents	36,402	32,889	3,513
Securities purchased under agreements to resell	27,650	30,700	(3,050)
Investments in securities, at fair value	49,899	53,116	(3,217)
Mortgage loans:
Of Fannie Mae	49,832	50,325	(493)
Of consolidated trusts	4,087,408	4,094,036	(6,628)
Allowance for loan losses	(8,026)	(8,730)	704
Mortgage loans, net of allowance for loan losses	4,129,214	4,135,631	(6,417)
Deferred tax assets, net	11,036	11,681	(645)
Other assets	27,781	25,603	2,178
Total assets	$4,323,893	$4,325,437	$(1,544)
Liabilities and equity
Debt:
Of Fannie Mae	$118,543	$124,065	$(5,522)
Of consolidated trusts	4,094,421	4,098,653	(4,232)
Other liabilities	24,446	25,037	(591)
Total liabilities	4,237,410	4,247,755	(10,345)
Fannie Mae stockholders’ equity:
Senior preferred stock	120,836	120,836	—
Other net deficit	(34,353)	(43,154)	8,801
Total equity	86,483	77,682	8,801
Total liabilities and equity	$4,323,893	$4,325,437	$(1,544)
Cash and Cash Equivalents
Cash and cash equivalents increased from December 31, 2023 to June 30, 2024 primarily driven by funds being invested in overnight reverse repurchase agreements rather than funds being invested in securities purchased under agreements to resell, and the continued accumulation of earnings retained from our operations, partially offset by redemptions of funding debt outpacing issuances. See “Liquidity and Capital Management—Liquidity Management—Cash Flows” for additional information on our cash activity in the first half of 2024.
Mortgage Loans, Net of Allowance
The mortgage loans reported in our condensed consolidated balance sheets are classified as either HFS or HFI and include loans owned by Fannie Mae and loans held in consolidated trusts.
Mortgage loans, net of allowance for loan losses decreased from December 31, 2023 to June 30, 2024, driven primarily by loan paydowns, liquidations and sales outpacing acquisitions during the first half of 2024.
For additional information on our mortgage loans, see “Note 4, Mortgage Loans,” and for additional information on changes in our allowance for loan losses, see “Note 5, Allowance for Loan Losses.”
Debt
The decrease in debt of Fannie Mae from December 31, 2023 to June 30, 2024 was due to redemptions outpacing new issuances. The decrease in debt of consolidated trusts from December 31, 2023 to June 30, 2024 was primarily driven

Fannie Mae Second Quarter 2024 Form 10-Q	14

MD&A | Consolidated Balance Sheet Analysis
by liquidations of Fannie Mae MBS outpacing issuances. See “Liquidity and Capital Management—Liquidity Management—Debt Funding” for a summary of activity in debt of Fannie Mae and information on our outstanding short-term and long-term debt. Also see “Note 8, Short-Term and Long-Term Debt” for additional information on our total outstanding debt.
Stockholders’ Equity
Our stockholders’ equity (also referred to as our net worth) increased to $86.5 billion as of June 30, 2024, compared with $77.7 billion as of December 31, 2023, due to the $8.8 billion in comprehensive income recognized during the first half of 2024.
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
•Other represents assets that we previously purchased for investment purposes.
The table below displays the components of our retained mortgage portfolio. Based on the nature of the asset, these balances are included in either “Investments in securities, at fair value” or “Mortgage loans, net of allowance for loan losses” in our “Summary of Condensed Consolidated Balance Sheets” table above.

Retained Mortgage Portfolio
	As of
	June 30, 2024	December 31, 2023
	(Dollars in millions)
Lender liquidity:
Agency securities(1)	$26,311	$27,823
Mortgage loans	8,250	7,101
Total lender liquidity	34,561	34,924
Loss mitigation mortgage loans(2)	38,382	38,634
Other:
Reverse mortgage loans and securities(3)	4,413	5,953
Other mortgage loans and securities(4)	2,721	3,683
Total other	7,134	9,636
Total retained mortgage portfolio	$80,077	$83,194

Retained mortgage portfolio by segment:
Single-family mortgage loans and mortgage-related securities	$75,311	$77,357
Multifamily mortgage loans and mortgage-related securities	$4,766	$5,837
(1)Consists of Fannie Mae, Freddie Mac and Ginnie Mae mortgage-related securities, including Freddie Mac securities guaranteed by Fannie Mae. Excludes Fannie Mae and Ginnie Mae reverse mortgage securities and Fannie Mae-wrapped private-label securities.
(2)Includes single-family loans on nonaccrual status of $9.0 billion and $8.1 billion as of June 30, 2024 and December 31, 2023, respectively. Also includes multifamily loans on nonaccrual status of $2.2 billion and $2.0 billion as of June 30, 2024 and December 31, 2023, respectively.
(3)Includes Fannie Mae and Ginnie Mae reverse mortgage securities. We stopped acquiring newly originated reverse mortgage loans in 2010.

Fannie Mae Second Quarter 2024 Form 10-Q	15

MD&A | Retained Mortgage Portfolio
(4)    Other mortgage loans primarily includes multifamily loans on accrual status and single-family loans that are not included in the loss mitigation or lender liquidity categories. Other mortgage securities primarily includes private-label securities and mortgage revenue bonds.
The amount of mortgage assets that we may own is capped at $225 billion under the terms of our senior preferred stock purchase agreement with Treasury. In addition, we are currently required to cap our mortgage assets at $202.5 billion per instructions from FHFA. We include 10% of the notional value of the interest-only securities we hold in calculating the size of the retained mortgage portfolio for the purpose of determining compliance with the senior preferred stock purchase agreement mortgage assets cap and associated FHFA instructions. As of June 30, 2024, 10% of the notional value of our interest-only securities was $1.7 billion, which is not included in the table above.
Under the terms of our MBS trust documents, we have the option or, in some instances, the obligation, to purchase mortgage loans that meet specific criteria from an MBS trust. The purchase price for these loans is the unpaid principal balance of the loans plus accrued interest. If a delinquent loan remains in a single-family MBS trust, the servicer is responsible for advancing the borrower’s missed scheduled principal and interest payments to the MBS holders for up to four months, after which time we must make these missed payments. In addition, we must reimburse servicers for advanced principal and interest payments.
In support of our loss mitigation strategies, we purchased $6.3 billion of loans from our single-family MBS trusts in the first half of 2024, the substantial majority of which were delinquent, compared with $4.5 billion of loans purchased from single-family MBS trusts in the first half of 2023.
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

Fannie Mae Second Quarter 2024 Form 10-Q	16

MD&A | Guaranty Book of Business
The table below displays the composition of our guaranty book of business based on unpaid principal balance.

Composition of Fannie Mae Guaranty Book of Business
	As of
	June 30, 2024			December 31, 2023
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Conventional guaranty book of business(1)	$3,639,052	$481,647	$4,120,699	$3,647,344	$471,812	$4,119,156
Government guaranty book of business(2)	6,554	494	7,048	7,901	520	8,421
Guaranty book of business	3,645,606	482,141	4,127,747	3,655,245	472,332	4,127,577
Freddie Mac securities guaranteed by Fannie Mae(3)	208,283	—	208,283	215,605	—	215,605
Total Fannie Mae guarantees	$3,853,889	$482,141	$4,336,030	$3,870,850	$472,332	$4,343,182
(1)Refers to mortgage loans and mortgage-related securities that are not guaranteed or insured, in whole or in part, by the U.S. government.
(2)Refers to mortgage loans and mortgage-related securities guaranteed or insured, in whole or in part, by the U.S. government.
(3)Consists of off-balance sheet arrangements of approximately (i) $173.3 billion and $179.6 billion in unpaid principal balance of Freddie Mac-issued UMBS backing Fannie Mae-issued Supers as of June 30, 2024 and December 31, 2023, respectively; and (ii) $35.0 billion and $36.0 billion in unpaid principal balance of Freddie Mac securities backing Fannie Mae-issued REMICs as of June 30, 2024 and December 31, 2023, respectively. See “Liquidity and Capital Management—Liquidity Management—Off-Balance Sheet Arrangements” for more information regarding our maximum exposure to loss on consolidated Fannie Mae MBS and Freddie Mac securities.
New Business and Affordable Housing Allocations
The Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended (the “GSE Act”), requires us to set aside each year an amount equal to 4.2 basis points of the unpaid principal balance of our new business purchases and to pay this amount to specified U.S. Department of Housing and Urban Development (“HUD”) and Treasury funds in support of affordable housing. In March 2024, we paid $155 million to the funds based on our new business purchases in 2023. For the first half of 2024, we recognized an expense of $70 million related to this obligation based on $167.6 billion in new business purchases during the period. We expect to pay this amount to the funds in 2025, plus additional amounts to be accrued based on our new business purchases in the second half of 2024.
Business Segments

We have two reportable business segments: Single-Family and Multifamily. The chart below displays net revenues and net income for each of our business segments for the first half of 2024 compared with the first half of 2023. Net revenues consist of net interest income and fee and other income.
Business Segment Net Revenues and Net Income
(Dollars in billions)
In the following sections, we describe each segment’s business metrics, financial results and credit performance.

Fannie Mae Second Quarter 2024 Form 10-Q	17

MD&A | Single-Family Business | Single-Family Mortgage Market
Single-Family Business

This section supplements and updates information regarding our Single-Family business segment in our 2023 Form 10-K. See “MD&A—Single-Family Business” in our 2023 Form 10-K for additional information regarding the primary business activities, lenders, investors and competition of our Single-Family business.
Single-Family Mortgage Market
Housing activity decreased in the second quarter of 2024 compared with the first quarter of 2024. Total existing home sales averaged 4.05 million units annualized in the second quarter of 2024, compared with 4.20 million units in the first quarter of 2024, according to data from the National Association of REALTORS®. According to the U.S. Census Bureau, new single-family home sales averaged an annualized rate of approximately 656,000 units in the second quarter of 2024, compared with approximately 663,000 units in the first quarter of 2024.
The average 30-year fixed mortgage rate was 6.86% as of June 27, 2024, compared with 6.79% as of March 28, 2024, and averaged 7.00% in the second quarter of 2024, compared with 6.75% in the first quarter of 2024, according to Freddie Mac’s Primary Mortgage Market Survey®.
Single-family mortgage market originations increased modestly from an estimated $421 billion in the second quarter of 2023 to an estimated $451 billion in the second quarter of 2024. According to the July forecast from our Economic and Strategic Research Group, total originations in the U.S. single-family mortgage market in 2024 are forecasted to increase from 2023 levels by approximately 16%, from an estimated $1.47 trillion in 2023 to $1.70 trillion in 2024, and the amount of refinance originations in the U.S. single-family mortgage market are forecasted to increase from an estimated $248 billion in 2023 to $346 billion in 2024. Our Economic and Strategic Research Group’s July forecast is based on data available as of July 11, 2024. See “Key Market Economic Indicators” in our 2023 Form 10-K for additional discussion of how housing activity can affect our financial results and the uncertainties that may affect our forecasts and expectations.

Fannie Mae Second Quarter 2024 Form 10-Q	18

MD&A | Single-Family Business | Single-Family Mortgage-Related Securities Issuances Share
Single-Family Mortgage-Related Securities Issuances Share
Our single-family Fannie Mae MBS issuances were $85.0 billion for the second quarter of 2024, compared with $91.6 billion for the second quarter of 2023. Based on the latest data available, the charts below display our estimated share of single-family mortgage-related securities issuances as compared with that of our primary competitors for the issuance of single-family mortgage-related securities for the periods indicated.
Single-Family Mortgage-Related Securities Issuances Share

Ginnie Mae	Private-label securities

Fannie Mae	Freddie Mac

For several quarters, we have faced increased competition for the acquisition of single-family mortgage assets, which has impacted our share of single-family loan acquisitions and, in turn, our share of single-family mortgage-related securities issuances.
Our market share is impacted by different variables such as our pricing of single-family loans and the competitive market environment. Decisions regarding the pricing and acquisition of single-family loans incorporate different, and sometimes competing, factors, as discussed in “MD&A—Single-Family Business—Single-Family Mortgage-Related Securities Issuances Share” in our First Quarter 2024 Form 10-Q. For a discussion of factors that affect or could affect our business, our competitive environment, demand for our MBS, or the liquidity and market value of our MBS, as well as the risks associated with our conservatorship, our capital requirements relative to that of our primary competitor, our housing goals, the UMBS market and the performance of our MBS, see “Business—Conservatorship and Treasury Agreements,” “Business—Legislation and Regulation,” “Risk Factors” and “MD&A—Single-Family Business—Single-Family Competition” in our 2023 Form 10-K.

Fannie Mae Second Quarter 2024 Form 10-Q	19

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

(1)    For information reported in this “Single-Family Business” section, our single-family conventional guaranty book of business is measured using the unpaid principal balance of our mortgage loans underlying Fannie Mae MBS outstanding. By contrast, the single-family conventional guaranty book of business presented in the “Composition of Fannie Mae Guaranty Book of Business” table in the “Guaranty Book of Business” section is based on the unpaid principal balance of the Fannie Mae MBS outstanding, rather than the unpaid principal balance of the underlying mortgage loans. These amounts differ primarily as a result of payments we receive on underlying loans that have not yet been paid to the MBS holders or instances where we have advanced missed borrower payments on mortgage loans to make required distributions to related MBS holders. As measured for purposes of the information reported in this section, our single-family conventional guaranty book of business was $3,624.0 billion as of June 30, 2024 and $3,636.7 billion as of December 31, 2023.
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
Our single-family conventional loan acquisition volumes remained near historically low levels in the second quarter of 2024. Due to continued high interest rates in the second quarter of 2024, few borrowers could benefit from refinancing, resulting in low refinance volumes. In addition, housing affordability constraints and limited supply continued to put downward pressure on the volume of purchase loans we acquired.
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
Our average charged guaranty fee on newly acquired conventional single-family loans, net of TCCA fees, decreased in the second quarter of 2024 compared with the second quarter of 2023, primarily as a result of a shift in product mix and an improvement in credit profile.

Fannie Mae Second Quarter 2024 Form 10-Q	20

MD&A | Single-Family Business | Single-Family Business Financial Results
Single-Family Business Financial Results
This section provides a discussion of the primary components of net income for our Single-Family Business. This information complements the discussion of financial results in “Consolidated Results of Operations.”

Single-Family Business Financial Results(1)
	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2024	2023	Variance	2024	2023	Variance
	(Dollars in millions)
Net interest income(2)	$6,096	$5,917	$179	$11,970	$11,589	$381
Fee and other income	51	52	(1)	106	100	6
Net revenues	6,147	5,969	178	12,076	11,689	387
Investment gains (losses), net	(70)	27	(97)	(57)	(44)	(13)
Fair value gains (losses), net	454	460	(6)	938	626	312
Administrative expenses	(784)	(718)	(66)	(1,561)	(1,438)	(123)
Benefit (provision) for credit losses	548	1,418	(870)	883	1,465	(582)
TCCA fees(2)	(859)	(856)	(3)	(1,719)	(1,711)	(8)
Credit enhancement expense	(333)	(327)	(6)	(686)	(614)	(72)
Change in expected credit enhancement recoveries(3)	(47)	(223)	176	(89)	(128)	39
Other expenses, net(4)	(218)	(203)	(15)	(394)	(319)	(75)
Income before federal income taxes	4,838	5,547	(709)	9,391	9,526	(135)
Provision for federal income taxes	(983)	(1,153)	170	(1,929)	(2,000)	71
Net income	$3,855	$4,394	$(539)	$7,462	$7,526	$(64)
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
(4)Includes debt extinguishment gains and losses, expenses associated with legal claims, foreclosed property income (expense), gains and losses from partnership investments, housing trust fund expenses, loan subservicing costs, and servicer fees paid in connection with certain loss mitigation activities.
Net Interest Income
The increase in single-family net interest income for the second quarter of 2024 compared with the second quarter of 2023 was primarily as a result of lower expense from hedge accounting, higher base guaranty fee income and higher net interest income from portfolios.
The increase in single-family net interest income for the first half of 2024 compared with the first half of 2023 was primarily as a result of higher net interest income from portfolios and higher base guaranty fee income.
The drivers of net interest income for the Single-Family segment are consistent with the drivers of net interest income in our condensed consolidated statements of operations and comprehensive income. See “Consolidated Results of Operations—Net Interest Income” for more information on the factors that impact our single-family net interest income.
Fair Value Gains (Losses), Net
Fair value gains, net in the second quarter and first half of 2024 were primarily driven by rising interest rates, which drove gains on risk management derivatives and mortgage commitment derivatives. Also contributing to fair value gains, net in the second quarter of 2024 were fair value gains on trading securities.
Fair value gains, net in the second quarter of 2023 were primarily driven by gains on risk management derivatives and long-term debt of consolidated trusts held at fair value, partially offset by losses on trading securities.
Fair value gains, net in the first half of 2023 were primarily driven by gains on risk management derivatives.
The drivers of fair value gains and losses for the Single-Family segment are consistent with the drivers of fair value gains and losses in our condensed consolidated statements of operations and comprehensive income, which we discuss in “Consolidated Results of Operations—Fair Value Gains (Losses), Net.”

Fannie Mae Second Quarter 2024 Form 10-Q	21

MD&A | Single-Family Business | Single-Family Business Financial Results
Benefit (Provision) for Credit Losses
See “Consolidated Results of Operations—Benefit (Provision) for Credit Losses” for a discussion of our single-family benefit for credit losses.
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
In February 2024, FHFA announced updates regarding the implementation of the new credit score requirements for loans acquired by Fannie Mae and Freddie Mac, as well as the new bi-merge credit reporting requirements. FHFA announced that the implementation dates for both new requirements would be aligned and expected to occur in the fourth quarter of 2025. FHFA also announced that, to better support market participants with this transition, Fannie Mae and Freddie Mac would accelerate the publication of VantageScore 4.0 historical data to early in the third quarter of 2024, and in July 2024 this historical data was made available. The FHFA Director stated that synchronizing bi-merge credit reporting with the implementation of the new credit score model requirements will reduce complexity for market participants.

Fannie Mae Second Quarter 2024 Form 10-Q	22

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

Fannie Mae Second Quarter 2024 Form 10-Q	23

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management

Key Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business(1)
	Percent of Single-Family Conventional Business Volume at Acquisition(2)				Percent of Single-Family Conventional Guaranty Book of Business(3) As of
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023	June 30, 2024	December 31, 2023
Original LTV ratio:(4)
<= 60%	17%	16%	17%	16%	25%	25%
60.01% to 70%	10	10	10	10	14	14
70.01% to 80%	33	33	33	33	33	33
80.01% to 90%	15	15	16	16	11	11
90.01% to 95%	18	19	17	19	12	12
95.01% to 100%	7	7	7	6	4	4
Greater than 100%	—	—	—	—	1	1
Total	100%	100%	100%	100%	100%	100%
Weighted average	78%	78%	78%	78%	73%	73%
Average loan amount	$332,720	$317,748	$329,836	$316,117	$208,482	$207,883
Loan count (in thousands)	258	281	449	496	17,383	17,494
Estimated mark-to-market LTV ratio:(5)
<= 60%					70%	68%
60.01% to 70%					13	14
70.01% to 80%					9	10
80.01% to 90%					6	5
90.01% to 100%					2	3
Greater than 100%					*	*
Total					100%	100%
Weighted average					50%	51%
FICO credit score at origination:(6)
< 620	* %	* %	* %	* %	* %	* %
620 to < 660	2	2	2	3	4	4
660 to < 680	3	3	3	3	4	4
680 to < 700	5	5	5	6	6	6
700 to < 740	18	20	18	21	19	20
>= 740	72	70	72	67	67	66
Total	100%	100%	100%	100%	100%	100%
Weighted average	759	756	758	753	753	753
Debt-to-income (“DTI”) ratio at origination:(7)
<= 43%	63%	66%	63%	65%	74%	75%
43.01% to 45%	10	10	10	10	9	9
Greater than 45%	27	24	27	25	17	16
Total	100%	100%	100%	100%	100%	100%
Weighted average	38%	38%	38%	38%	35%	35%

Fannie Mae Second Quarter 2024 Form 10-Q	24

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management

	Percent of Single-Family Conventional Business Volume at Acquisition(2)				Percent of Single-Family Conventional Guaranty Book of Business(3) As of
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023	June 30, 2024	December 31, 2023
Product type:
Fixed-rate:(8)
Long-term	96%	95%	96%	95%	88%	87%
Intermediate-term	3	4	3	4	11	12
Total fixed-rate	99	99	99	99	99	99
Adjustable-rate	1	1	1	1	1	1
Total	100%	100%	100%	100%	100%	100%
Number of property units:
1 unit	97%	98%	97%	98%	98%	98%
2-4 units	3	2	3	2	2	2
Total	100%	100%	100%	100%	100%	100%
Property type:
Single-family homes	91%	91%	91%	91%	91%	91%
Condo/Co-op	9	9	9	9	9	9
Total	100%	100%	100%	100%	100%	100%
Occupancy type:
Primary residence	93%	92%	93%	92%	91%	91%
Second/vacation home	2	2	2	2	3	3
Investor	5	6	5	6	6	6
Total	100%	100%	100%	100%	100%	100%
Loan purpose:
Purchase	87%	86%	86%	85%	46%	45%
Cash-out refinance	9	10	9	10	20	20
Other refinance	4	4	5	5	34	35
Total	100%	100%	100%	100%	100%	100%
Geographic concentration:(9)
Midwest	15%	14%	15%	13%	14%	14%
Northeast	14	12	14	12	16	16
Southeast	28	30	27	29	23	23
Southwest	23	24	23	25	19	19
West	20	20	21	21	28	28
Total	100%	100%	100%	100%	100%	100%
Origination year:
2018 and prior					20%	21%
2019					4	4
2020					23	24
2021					29	30
2022					13	13
2023					8	8
2024					3	—
Total					100%	100%
*    Represents less than 0.5% of single-family conventional business volume or guaranty book of business.

Fannie Mae Second Quarter 2024 Form 10-Q	25

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
The share of our loan acquisitions with DTI ratios above 45% increased to 27% in the second quarter of 2024 compared with 24% in the second quarter of 2023. This increase was partially driven by the higher share of home purchase acquisitions, which tend to have a higher share of volume with DTI ratios above 45% than refinance loan acquisitions.
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

Fannie Mae Second Quarter 2024 Form 10-Q	26

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

Single-Family Loans with Credit Enhancement
	As of
	June 30, 2024		December 31, 2023
	Unpaid Principal Balance	Percentage of Single-Family Conventional Guaranty Book of Business	Unpaid Principal Balance	Percentage of Single-Family Conventional Guaranty Book of Business
	(Dollars in billions)
Primary mortgage insurance and other	$760	21%	$763	21%
Connecticut Avenue Securities	870	24	843	24
Credit Insurance Risk Transfer	432	12	399	11
Lender risk-sharing	47	1	52	1
Less: Loans covered by multiple credit enhancements	(422)	(11)	(411)	(12)
Total single-family loans with credit enhancement	$1,687	47%	$1,646	45%
Transfer of Mortgage Credit Risk
In addition to primary mortgage insurance, our Single-Family business has developed other risk-sharing capabilities to transfer portions of our single-family mortgage credit risk to the private market. Our credit risk transfer transactions are generally designed to transfer a portion of the losses we expect would be incurred in an economic downturn or a stressed credit environment. Generally, loss reimbursement payments are received after the underlying property has been liquidated and all applicable proceeds, including private mortgage insurance benefits, have been applied to reduce the loss. As described in “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Credit Enhancement and Transfer of Mortgage Credit Risk—Credit Risk Transfer Transactions” in our 2023 Form 10-K, our two primary single-family credit risk transfer programs are Connecticut Avenue Securities® (“CAS”) and Credit Insurance Risk Transfer™ (“CIRT™”).
In the first half of 2024, we transferred a portion of the mortgage credit risk on single-family mortgage loans with an unpaid principal balance of $133.9 billion at the time of the transactions. When engaging in credit risk transfer transactions, we consider their cost, the resulting capital relief, and the overall credit risk transfer capacity of the market. The cost of our credit risk transfer transactions is impacted by macroeconomic and housing market sentiment, as well as the demand and capacity of the investors and reinsurers that support these transactions. Capacity considers both the total aggregate amount of outstanding coverage as well as the volume of new issuances available in the market. In response to these factors, we may choose to adjust the amount of first loss retained by Fannie Mae as a way to manage costs or market capacity when structuring our credit risk transfer transactions.

Fannie Mae Second Quarter 2024 Form 10-Q	27

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
The table below displays the aggregate mortgage credit risk transferred to third parties and retained by Fannie Mae pursuant to our single-family credit risk transfer transactions. The table does not include the credit risk transferred on single-family transactions that were cancelled or terminated through June 30, 2024. The following table also excludes coverage obtained through primary mortgage insurance.

Outstanding as of June 30, 2024
(Dollars in billions)
Senior	Fannie Mae(1) $1,294				Outstanding Reference Pool(5) $1,361

Mezzanine	Fannie Mae(1) $5	CIRT(2) $15	CAS(2)(3) $13	Lender Risk-Sharing(2)(4) $3

First Loss	Fannie Mae(1) $19		CAS(2)(6) $10	Lender Risk-Sharing(2)(4) $2

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
(3)For CAS transactions, “senior” includes the A-H tranche balances, which we retain, while “mezzanine” includes the A-1, M-1 and M-2 tranche balances, portions of which we sell. In May 2024, we created and began selling a portion of the A-1 tranches, which are senior to the M-1, M-2 and B tranches and subordinate to the A-H tranches for the allocation of losses.
(4)Represents customized lender-risk sharing transactions. In most transactions, lenders invest directly in a portion of the credit risk on mortgage loans they originate and/or service.
(5)For CIRT and some lender risk-sharing transactions, “Reference Pool” reflects a pool of covered loans. For CAS and some lender risk-sharing transactions, represents outstanding reference pools, not the outstanding unpaid principal balance of the underlying loans. The outstanding unpaid principal balance for all loans covered by credit risk transfer programs, including all loans on which risk has been transferred in lender risk-sharing transactions, was $1,349 billion as of June 30, 2024.
(6)For CAS transactions, “First Loss” represents all B tranche balances. In recent deals we have retained certain subordinated class B tranche(s) that absorb losses before the remaining class B tranches.
The risk in force of these transactions, which refers to the maximum amount of losses that could be absorbed by credit risk transfer investors, was approximately $43 billion as of June 30, 2024, compared with approximately $42 billion as of December 31, 2023.
The table below displays information about the credit enhancement recovery receivables we have recognized within “Other assets” in our condensed consolidated balance sheets. The decrease in our single-family freestanding credit enhancement receivables as of June 30, 2024 compared with December 31, 2023, was primarily the result of a decrease in our estimate of credit losses in the first half of 2024. As our estimate of credit losses decreases, so does the benefit we expect to receive from our freestanding credit enhancements.

Single-Family Credit Enhancement Receivables
	As of
	June 30, 2024	December 31, 2023
	(Dollars in millions)
Freestanding credit enhancement receivables	$162	$253
Primary mortgage insurance receivables, net of allowance(1)	61	54
(1)Amount is net of a valuation allowance of $401 million as of June 30, 2024 and $417 million as of December 31, 2023. The vast majority of this valuation allowance related to deferred payment obligations associated with unpaid claim amounts for which collectability is uncertain.

Fannie Mae Second Quarter 2024 Form 10-Q	28

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
The table below displays the approximate cash paid or transferred to investors and counterparties for credit risk transfer transactions. The cash represents the portion of the guaranty fee paid to investors as compensation for taking on a share of the credit risk.

Credit Risk Transfer Transactions
	For the Six Months Ended June 30,
	2024	2023
	(Dollars in millions)
Cash paid or transferred for:
CAS transactions(1)	$458	$450
CIRT transactions	209	198
Lender risk-sharing transactions	76	68
(1)Consists of cash paid for interest expense net of LIBOR or SOFR, as applicable, on outstanding CAS debt and amounts paid for both CAS REMIC® and CAS Credit-linked notes transactions.
Cash paid or transferred to counterparties for CIRT transactions includes cancellation fees paid on certain CIRT transactions where we determined that the cost of these deals exceeded the expected remaining benefit. The table excludes cash paid upon the repurchase of certain CAS notes. In the first half of 2024, we paid $61 million in purchase premiums in connection with our repurchase of $807 million in outstanding CAS notes.
The table below displays the primary characteristics of loans in our single-family conventional guaranty book of business without credit enhancement.

Single-Family Loans Currently without Credit Enhancement
	As of
	June 30, 2024		December 31, 2023
	Unpaid Principal Balance	Percentage of Single-Family Conventional Guaranty Book of Business	Unpaid Principal Balance	Percentage of Single-Family Conventional Guaranty Book of Business
	(Dollars in billions)
Low LTV ratio or short-term(1)	$1,078	30%	$1,112	31%
Pre-credit risk transfer program inception(2)	225	6	236	6
Recently acquired(3)	144	4	180	5
Other(4)	747	20	730	20
Less: Loans in multiple categories	(257)	(7)	(267)	(7)
Total single-family loans currently without credit enhancement	$1,937	53%	$1,991	55%
(1)Represents loans with an LTV ratio less than or equal to 60% or loans with an original maturity of 20 years or less.
(2)Represents loans that were acquired before the inception of our credit risk transfer programs. Also includes Refi PlusTM loans.
(3)Represents loans that were recently acquired and have not been included in a reference pool.
(4)Includes adjustable-rate mortgage loans, loans with a combined LTV ratio greater than 97%, non-Refi Plus loans acquired after the inception of our credit risk transfer programs that became 30 or more days delinquent prior to inclusion in a credit risk transfer transaction, and loans that were delinquent as of June 30, 2024 or December 31, 2023. Also includes loans that were previously included in a credit risk transfer transaction but subsequently had the coverage canceled.
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

Fannie Mae Second Quarter 2024 Form 10-Q	29

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

Delinquency Status and Activity of Single-Family Conventional Loans
	As of
	June 30, 2024	December 31, 2023	June 30, 2023
Delinquency status:
30 to 59 days delinquent	1.07%	1.06%	0.84%
60 to 89 days delinquent	0.24	0.26	0.21
Seriously delinquent (“SDQ”):	0.48	0.55	0.55
Percentage of SDQ loans that have been delinquent for more than 180 days	48	47	54
Percentage of SDQ loans that have been delinquent for more than two years	8	10	15

	For the Six Months Ended June 30,
	2024	2023
Single-family SDQ loans (number of loans):
Beginning balance	96,479	114,960
Additions	82,285	81,064
Removals:
Modifications and other loan workouts	(39,739)	(43,047)
Liquidations and sales	(15,231)	(15,506)
Cured or less than 90 days delinquent	(39,492)	(41,671)
Total removals	(94,462)	(100,224)
Ending balance	84,302	95,800
Our single-family serious delinquency rate as of June 30, 2024 remained near historically low levels. Given our expectation of slower economic growth, we expect the credit performance of the loans in our single-family guaranty book of business may decline compared to recent performance, which could lead to higher delinquencies or an increase in our single-family serious delinquency rate. For information about factors that affect our single-family serious delinquency rate, see “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Problem Loan Management” in our 2023 Form 10-K.

Fannie Mae Second Quarter 2024 Form 10-Q	30

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

Single-Family Conventional Seriously Delinquent Loan Concentration Analysis
	As of
	June 30, 2024			December 31, 2023			June 30, 2023
	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate
States:
California	19%	10%	0.37%	19%	10%	0.42%	19%	10%	0.41%
Texas	7	9	0.57	7	9	0.64	7	8	0.60
Florida	6	9	0.63	6	9	0.73	6	9	0.71
New York	5	7	0.79	5	6	0.92	5	7	0.96
Illinois	3	5	0.65	3	5	0.70	3	5	0.71
All other states	60	60	0.45	60	61	0.52	60	61	0.51
Vintages:
2008 and prior	2	17	1.76	2	18	2.07	2	22	2.62
2009-2024	98	83	0.42	98	82	0.47	98	78	0.45
Estimated mark-to-market LTV ratio:
<= 60%	70	71	0.43	68	69	0.49	68	72	0.50
60.01% to 70%	13	14	0.75	14	15	0.80	15	14	0.72
70.01% to 80%	9	8	0.68	10	9	0.77	10	8	0.67
80.01% to 90%	6	5	0.77	5	5	0.81	5	4	0.68
90.01% to 100%	2	2	0.57	3	2	0.59	2	2	0.54
Greater than 100%	*	*	3.34	*	*	2.05	*	*	4.00
Credit enhanced:(2)
Primary MI & other(3)	21	33	0.97	21	33	1.08	21	31	1.01
Credit risk transfer(4)	37	30	0.47	36	30	0.54	34	28	0.51
Non-credit enhanced	53	51	0.40	55	52	0.46	56	54	0.47
*Represents less than 0.5% of single-family conventional guaranty book of business.
(1)Calculated based on the number of single-family loans that were seriously delinquent for each category divided by the total number of single-family conventional loans that were seriously delinquent.
(2)The credit-enhanced categories are not mutually exclusive. A loan with primary mortgage insurance that is also covered by a credit risk transfer transaction will be included in both the “Primary MI & other” category and the “Credit risk transfer” category. As a result, the “Credit enhanced” and “Non-credit enhanced” categories do not sum to 100%. The total percentage of our single-family conventional guaranty book of business with some form of credit enhancement as of June 30, 2024 was 47%.
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

Fannie Mae Second Quarter 2024 Form 10-Q	31

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
As of June 30, 2024, the unpaid principal balance of single-family loans in forbearance was $5.2 billion, or 0.1% of our single-family conventional guaranty book of business, compared with $6.9 billion, or 0.2% of our single-family conventional guaranty book of business, as of December 31, 2023.
The chart below displays the unpaid principal balance of our completed single-family loan workouts by type, as well as the number of loan workouts, for the first half of 2023 compared with the first half of 2024. This table does not include loans in an active forbearance arrangement, trial modifications, and repayment plans that have been initiated but not completed.
Completed Loan Workout Activity
(Dollars in billions)
(1)There were approximately 18,300 loans and 16,300 loans in a trial modification period that was not yet complete as of June 30, 2024 and 2023, respectively.
(2)Other was $370 million and $237 million for the first half of 2024 and the first half of 2023, respectively. Other includes repayment plans and foreclosure alternatives. Repayment plans reflect only those plans associated with loans that were 60 days or more delinquent.

Fannie Mae Second Quarter 2024 Form 10-Q	32

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
REO Management
If a loan defaults, we may acquire the property through foreclosure or a deed-in-lieu of foreclosure. The table below displays our REO activity by region. Regional REO acquisition trends generally follow a pattern that is similar to, but lags, that of regional delinquency trends.

Single-Family REO Properties
	For the Six Months Ended June 30,
	2024	2023
Single-family REO properties (number of properties):
Beginning of period inventory of single-family REO properties(1)	8,403	8,779
Acquisitions by geographic area:(2)
Midwest	505	624
Northeast	288	479
Southeast	379	524
Southwest	334	400
West	167	190
Total REO acquisitions(1)	1,673	2,217
Dispositions of REO	(2,897)	(2,381)
End of period inventory of single-family REO properties(1)	7,179	8,615
Carrying value of single-family REO properties (dollars in millions)	$1,229	$1,332
Single-family foreclosure rate(3)	0.02%	0.03%
REO net sales price to unpaid principal balance(4)	142%	126%
REO net sales price to unpaid principal balance and costs to repair(5)	92%	97%
Short sales net sales price to unpaid principal balance(6)	90%	91%
(1)Comprised of held-for sale and held-for-use properties, which are reported in our condensed consolidated balance sheets as a component of “Other assets.”
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
Our REO net sales price to unpaid principal balance and costs to repair decreased to 92% for the first half of 2024 compared to 97% for the first half of 2023, primarily driven by increased costs we have incurred to repair the condition of properties.
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

Fannie Mae Second Quarter 2024 Form 10-Q	33

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
serious delinquency and forbearance rates, which are potential indicators of future realized single-family credit losses. We believe these measures provide useful information about our single-family credit performance and the factors that impact it.
The table below displays the components of our single-family credit loss performance metrics. Because sales of nonperforming and reperforming loans are a part of our credit loss mitigation strategy, we also provide information in the table below on our loan sale performance through the “Gains (losses) on sales and other valuation adjustments” line item.

Single-Family Credit Loss Performance Metrics and Loan Sale Performance
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in millions)
Write-offs	$(125)	$(55)	$(222)	$(99)
Recoveries	100	29	159	107
Foreclosed property income (expense)	(113)	(22)	(192)	(33)
Credit gains (losses)	(138)	(48)	(255)	(25)
Write-offs on the redesignation of mortgage loans from HFI to HFS(1)	(18)	—	(38)	—
Net credit gains (losses) and write-offs on redesignations	(156)	(48)	(293)	(25)
Gains (losses) on sales and other valuation adjustments(2)	(30)	23	(16)	(49)
Net credit gains (losses), write-offs on redesignations and gains (losses) on sales and other valuation adjustments	$(186)	$(25)	$(309)	$(74)

Credit gain (loss) ratio (in bps)(3)	(1.5)	(0.5)	(1.4)	(0.1)
Net credit gains (losses), write-offs on redesignations and gains (losses) on sales and other valuation adjustments ratio (in bps)(4)	(2.1)	(0.3)	(1.7)	(0.4)
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
The primary drivers of our net credit losses, write-offs on redesignations and losses on sales and other valuation adjustments in the second quarter and first half of 2024 were write-offs on loans for which collectability was no longer reasonably assured as well as foreclosed property expense due to increased repairs on the REO properties we acquired.

Fannie Mae Second Quarter 2024 Form 10-Q	34

MD&A | Multifamily Business
Multifamily Business

This section supplements and updates information regarding our Multifamily business segment in our 2023 Form 10-K. See “MD&A—Multifamily Business” in our 2023 Form 10-K for additional information regarding the primary business activities, lenders, investors and competition of our Multifamily business.
Multifamily Mortgage Market
Multifamily market fundamentals, which include factors such as vacancy rates and rent growth, improved during the second quarter of 2024, due to an increase in demand and despite elevated levels of new supply entering various markets across the country. Although the national vacancy rate is estimated to have remained steady, rent growth increased.
•Vacancy rates. Based on preliminary third-party data, we estimate that the national multifamily vacancy rate for institutional investment-type apartment properties remained steady at 6.0% as of June 30, 2024, the same as of March 31, 2024, but up from 5.8% as of June 30, 2023. The estimated average national multifamily vacancy rate over the last 15 years is approximately 5.8%.
•Rents. Based on preliminary third-party data, we estimate that effective rents increased approximately 1.0% during the second quarter of 2024, compared to an increase of 0.3% during the first quarter of 2024, and an increase of 1.0% during the second quarter of 2023.
Vacancy rates and rents are important to loan performance because multifamily loans are generally repaid from the cash flows generated by the underlying property. Several years of low vacancy rates and rising rents helped to increase property values in most metropolitan areas, but that trend reversed starting in early 2023. Based on preliminary multifamily property sales data, transaction volumes for the first half of 2024 remained well below average levels. Available data suggests that multifamily property capitalization rates, the indicated rate of return on investment of a commercial property, remained steady at 5.7% in the second quarter of 2024 and are estimated to have increased by approximately 40 basis points compared with 5.3% in the second quarter of 2023.
Multifamily construction remains elevated. There were more than 1 million rental units underway as of June 30, 2024. Based on recent historical trends, we expect between 500,000 and 550,000 units will be completed in 2024.
We believe vacancy levels could rise later this year to 6.25%, due to elevated new construction completions. We believe that this new supply will also keep rent growth subdued in the second half of 2024, and 2024 rent growth at below-average levels, in the 1.0% to 1.5% range, especially as many renters are also dealing with higher levels of consumer debt.
During the last several quarters, higher interest rates and investor yield requirements have reduced multifamily property sales transactions and placed downward pressure on multifamily property valuations. According to data from the MSCI Real Assets Commercial Property Price Index, multifamily property values declined nearly 20% from the peak in July 2022 to June 2024. We believe that with continued high interest rates, elevated new supply completions, and higher-than-average vacancy rates, multifamily sales activity will remain subdued in the near term, which could result in additional declines in multifamily property values over the short term. Over the longer term, however, we expect sales and valuations will improve due to expected improvements in multifamily housing market fundamentals stemming from positive demographic trends and ongoing job growth.

Fannie Mae Second Quarter 2024 Form 10-Q	35

MD&A | Multifamily Business | Multifamily Business Metrics
Multifamily Business Metrics
Multifamily New Business Volume
Through the secondary mortgage market, we support rental housing for the workforce population, for senior citizens and students, and for households with the greatest economic need. Over 95% of the multifamily units we financed in the second quarter of 2024 that were potentially eligible for housing goals credit were affordable to those earning at or below 120% of the median income in their area, providing support for both workforce housing and affordable housing. See “MD&A—Multifamily Business—Multifamily Primary Business Activities—Multifamily Activities Supporting Affordable Rental Housing” in our 2023 Form 10-K for additional information about how we support the U.S. multifamily housing market, including a description of our equity investments in low income housing tax credit (“LIHTC”) projects.
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
Multifamily business volumes declined in the first half of 2024 compared with the first half of 2023, reflecting low overall multifamily market volumes and increased competition. For 2024, FHFA has capped our multifamily loan purchases at $70 billion. FHFA requires that a minimum of 50% of our 2024 multifamily loan purchases must be mission-driven, focused on specified affordable and underserved market segments. For 2024, FHFA has exempted from the volume cap loans financing workforce housing properties meeting specified criteria that preserve long-term affordability for the properties.

Fannie Mae Second Quarter 2024 Form 10-Q	36

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
Our multifamily guaranty book of business grew to $480.1 billion as of June 30, 2024, a 6% increase from June 30, 2023, driven by our acquisitions combined with low prepayment volumes due to the high interest rate environment.
Our average charged guaranty fee represents the return we earn as compensation for the credit risk we assume on our multifamily guaranty book of business. The average charged guaranty fee on our multifamily guaranty book of business decreased as of June 30, 2024 compared with June 30, 2023 due to lower average charged fees on our acquisitions for the second half of 2023 and the first half of 2024 as compared with the existing loans in our multifamily guaranty book of business. Our guaranty fee is impacted by the rate at which loans in our book of business turn over as well as the guaranty fees we charge on new business volumes, which are set at the time we acquire the loans. Our multifamily guaranty fee pricing is based on the individual credit risk characteristics of the loans we acquire and the overall composition of our multifamily guaranty book of business. Our multifamily guaranty fee pricing is also influenced by external forces, such as the availability and cost of other sources of liquidity, our mission-related goals, the FHFA volume cap, interest rates, and MBS spreads.

Fannie Mae Second Quarter 2024 Form 10-Q	37

MD&A | Multifamily Business | Multifamily Business Financial Results
Multifamily Business Financial Results
This section provides a discussion of the primary components of net income for our Multifamily Business.

Multifamily Business Financial Results(1)
	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2024	2023	Variance	2024	2023	Variance
	(Dollars in millions)
Net interest income	$1,172	$1,118	$54	$2,321	$2,232	$89
Fee and other income	17	18	(1)	34	33	1
Net revenues	1,189	1,136	53	2,355	2,265	90
Fair value gains (losses), net	(7)	(56)	49	(11)	(18)	7
Administrative expenses	(155)	(146)	(9)	(307)	(294)	(13)
Benefit (provision) for credit losses	(248)	(152)	(96)	(403)	(331)	(72)
Credit enhancement expense(2)	(72)	(57)	(15)	(138)	(111)	(27)
Change in expected credit enhancement recoveries(3)	84	63	21	189	88	101
Other expenses, net(4)	(25)	(56)	31	(39)	(66)	27
Income before federal income taxes	766	732	34	1,646	1,533	113
Provision for federal income taxes	(137)	(132)	(5)	(304)	(293)	(11)
Net income	$629	$600	$29	$1,342	$1,240	$102
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
(4)Includes investment gains or losses, expenses associated with legal claims, foreclosed property income (expense), gains or losses from partnership investments, debt extinguishment gains or losses, and other income or expenses.
Net Interest Income
Net interest income increased in the second quarter and first half of 2024 compared with the second quarter and first half of 2023 due to higher guaranty fee income as a result of an increase in the size of our multifamily guaranty book of business, partially offset by lower average charged guaranty fees and lower yield maintenance income from fewer prepayments.
Benefit (Provision) for Credit Losses
See “Consolidated Results of Operations—Benefit (Provision) for Credit Losses” for a discussion of our multifamily provision for credit losses.
Change in Expected Credit Enhancement Recoveries
Change in expected credit enhancement recoveries in the first half of 2024 was primarily driven by a provision for credit losses. As a result of our risk-sharing arrangements, the increase in our multifamily provision for credit losses increased our multifamily credit enhancement receivable.
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

Fannie Mae Second Quarter 2024 Form 10-Q	38

MD&A | Multifamily Business | Multifamily Mortgage Credit Risk Management
Multifamily Guaranty Book Diversification and Monitoring
As part of our ongoing credit risk management process, we and our lenders monitor the performance and risk characteristics of our multifamily loans and the underlying properties on an ongoing basis throughout the loan term at the asset and portfolio level. We generally require lenders to provide quarterly and/or annual financial updates for multifamily loans. We closely monitor loans that are higher risk, including loans with an estimated current debt service coverage ratio (“DSCR”) below 1.0, as that is an indicator of heightened default risk. We also monitor property condition, through physical site inspections at loan origination, ongoing review of servicer-submitted property inspection reports through the life of the loan, and additional third-party inspection requirements for some higher risk transactions. When concerns arise, we have a dedicated team that actively engages with our lenders and borrowers to seek remediation of the identified issues. Failure to perform repairs may result in a default under the loan documents.
In response to recent instances of multifamily lending transactions in which one or more of the parties involved engaged in mortgage fraud or possible mortgage fraud, we are reviewing our standards and requirements. We have implemented changes to reinforce and clarify our requirements for sellers and servicers, including specifying certain high-risk activities that require their oversight. We continue to examine recent instances of actual and potential mortgage fraud and consider additional ways to reduce the risk from fraudulent practices. See “Risk Factors—Credit Risk” in our 2023 Form 10-K for a discussion of risks related to mortgage fraud.
We manage our exposure to interest-rate risk and monitor changes in interest rates, which can impact multiple aspects of our multifamily loans. We remained in a higher interest-rate environment in the first half of 2024. High interest rates may reduce the ability of multifamily borrowers to refinance their loans, which often have balloon balances at maturity. We provide information on the maturity schedule of our multifamily loans in “MD&A—Multifamily Business—Multifamily Mortgage Credit Risk Management—Multifamily Maturity Information” in our 2023 Form 10-K and in quarterly financial supplements, which we furnish to the SEC with current reports on Form 8-K and make available on our website.
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
We also monitor for risks manifesting within specific property types. A property type we continue to monitor closely is seniors housing, which in Fannie Mae’s book of business is primarily comprised of independent living and assisted living facilities, some of which may have a limited capacity devoted to memory care. Seniors housing loans constituted 3% of our multifamily guaranty book of business as of June 30, 2024, based on unpaid principal balance, of which 31% were adjustable-rate mortgages. We continue to monitor seniors housing loans in our multifamily guaranty book of business closely and actively manage loans that may be at risk of further deterioration or default.
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

Fannie Mae Second Quarter 2024 Form 10-Q	39

MD&A | Multifamily Business | Multifamily Mortgage Credit Risk Management
We provide additional information on the credit characteristics of our multifamily loans in quarterly financial supplements, which we furnish to the SEC with current reports on Form 8-K and make available on our website. Information in our quarterly financial supplements is not incorporated by reference into this report.

Key Risk Characteristics of Multifamily Business Volume and Guaranty Book of Business
	Multifamily Business Volume at Acquisition(1)				Multifamily Guaranty Book of Business(2) As of
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023	June 30, 2024	December 31, 2023
LTV ratio:
Weighted-average original LTV ratio	62%	61%	62%	60%	63%	63%
DSCR:
Weighted-average DSCR(1)	1.5	1.6	1.6	1.6	2.0	2.0
Current DSCR below 1.0(1)	N/A	N/A	N/A	N/A	5%	4%
Loan amount and count:
Average loan amount (in millions)	$17	$18	$18	$18	$16	$16
Loan count	531	847	1,083	1,393	29,275	28,926
Interest rate type:
Fixed interest rate	100%	100%	100%	100%	92%	91%
Adjustable interest rate	—	*	—	*	8	9
Total	100%	100%	100%	100%	100%	100%
Amortization type:
Full interest-only	54%	55%	53%	60%	42%	42%
Partial interest-only(2)	39	39	39	34	46	46
Fully amortizing	7	6	8	6	12	12
Total	100%	100%	100%	100%	100%	100%
Asset class type:
Conventional/co-op	88%	93%	91%	94%	89%	89%
Seniors housing(3)	9	1	5	1	3	3
Student housing	*	*	*	*	3	3
Manufactured housing	3	6	4	5	5	5
Total	100%	100%	100%	100%	100%	100%
Affordable(4)	19%	11%	15%	11%	12%	12%
Small balance loans(5)	40%	40%	42%	40%	48%	48%
Geographic concentration:(6)
Midwest	9%	14%	11%	14%	12%	12%
Northeast	13	11	14	10	15	15
Southeast	34	31	32	34	27	27
Southwest	28	25	26	23	22	22
West	16	19	17	19	24	24
Total	100%	100%	100%	100%	100%	100%
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
(3)Seniors housing acquisitions in the first half of 2024 represent refinances of existing loans in our multifamily guaranty book of business.

Fannie Mae Second Quarter 2024 Form 10-Q	40

MD&A | Multifamily Business | Multifamily Mortgage Credit Risk Management
(4)Represents Multifamily Affordable Housing (“MAH”) loans, which are defined as financing for properties that are under an agreement that provides long-term affordability, such as properties with rent subsidies or income restrictions. MAH loans are included within the asset class categories referenced above.
(5)Small balance loans refer to multifamily loans with an original unpaid principal balance of up to $9 million nationwide. We changed our definition of small multifamily loans in the third quarter of 2023 to increase the loan amounts from up to $6 million nationwide to up to $9 million nationwide. The updated definition has been applied to all loans in the current multifamily guaranty book of business, including loans that were acquired under previous small loan definitions. Small balance loans are included within the asset class categories referenced above. We present this metric based on loan count rather than unpaid principal balance.
(6)Midwest consists of IL, IN, IA, MI, MN, NE, ND, OH, SD and WI. Northeast consists of CT, DE, ME, MA, NH, NJ, NY, PA, PR, RI, VT and VI. Southeast consists of AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA and WV. Southwest consists of AZ, AR, CO, KS, LA, MO, NM, OK, TX and UT. West consists of AK, CA, GU, HI, ID, MT, NV, OR, WA and WY.
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
Loans serviced by DUS lenders and their affiliates represented substantially all of our multifamily guaranty book of business as of June 30, 2024 and December 31, 2023. Our DUS model typically results in our lenders assuming approximately one-third of the credit risk on our multifamily loans, either on a pro-rated or tiered basis. In certain situations, lenders assume less than one-third of the credit risk. We establish lender-specific loss-sharing limits for individual transactions based on loan size, lender financial performance, and lender creditworthiness, among other factors. When loss sharing is reduced on a loan, the servicing fee paid to the lender is reduced and our guaranty fee is increased to reflect the lower credit risk retained by the lender.
Non-DUS lenders, which represent a small portion of our multifamily guaranty book of business, typically share or absorb losses based on a negotiated percentage of the loan or the pool balance.
Back-End Credit Risk Sharing
Our back-end MCAS and MCIRT credit risk transfer programs transfer a portion of the credit risk associated with a reference pool of multifamily mortgage loans to insurers, reinsurers, or investors. During the first half of 2024, we entered into one new multifamily credit risk transfer transaction, transferring multifamily mortgage credit risk through an MCIRT transaction. When engaging in credit risk transfer transactions, we consider their cost, the resulting capital relief, and the overall credit risk appetite of the market. The cost of our credit risk transfer transactions is impacted by macroeconomic conditions and housing market sentiment, as well as the demand and capacity of the investors and reinsurers that support these transactions.
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

Multifamily Loans in Back-End Credit Risk Transfer Transactions
	As of
	June 30, 2024		December 31, 2023
	Unpaid Principal Balance	Percentage of Multifamily Guaranty Book of Business	Unpaid Principal Balance	Percentage of Multifamily Guaranty Book of Business
	(Dollars in millions)
MCIRT	$99,190	21%	$89,517	19%
MCAS	48,198	10	48,476	10
Total	$147,388	31%	$137,993	29%

Fannie Mae Second Quarter 2024 Form 10-Q	41

MD&A | Multifamily Business | Multifamily Mortgage Credit Risk Management
Multifamily Problem Loan Management
Credit Performance Statistics on Multifamily Problem Loans
The percentage of criticized loans in our multifamily guaranty book of business decreased as of June 30, 2024 compared with December 31, 2023, due to improving financial performance reflected in their latest operating statements and active management of the criticized loan population, both primarily related to seniors housing loans. However, our criticized loan population remains elevated, largely driven by properties financed with adjustable-rate mortgages. The criticized loans category substantially consists of loans classified as “Substandard” and also includes loans classified as “Special Mention” or “Doubtful.” Substandard loans are loans that have a well-defined weakness that could impact their timely full repayment. While the majority of the substandard loans in our multifamily guaranty book of business are currently making timely payments, we continue to monitor the performance of our substandard loan population. For more information on our credit quality indicators, including our population of substandard loans, see “Note 4, Mortgage Loans.”
Our multifamily serious delinquency rate decreased to 0.44% as of June 30, 2024, compared with 0.46% as of December 31, 2023. Approximately half of our seriously delinquent multifamily loan population as of June 30, 2024 was comprised of seniors housing loans. Our multifamily serious delinquency rate consists of multifamily loans that were 60 days or more past due based on unpaid principal balance, expressed as a percentage of our multifamily guaranty book of business. We expect our multifamily serious delinquency rate to increase in the near term due to a portfolio of approximately $600 million of adjustable-rate conventional loans that we anticipate will become seriously delinquent.
Management monitors the multifamily serious delinquency rate as an indicator of potential future credit losses and loss mitigation activities. Serious delinquency rates are reflective of our performance in assessing and managing credit risk associated with multifamily loans in our guaranty book of business. Typically, higher serious delinquency rates result in a higher allowance for loan losses. The percentage of loans in our multifamily guaranty book of business that were 180 days or more delinquent was 0.36% as of June 30, 2024, compared with 0.29% as of December 31, 2023.
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
Multifamily REO Management
As of June 30, 2024, we held 96 multifamily REO properties with a carrying value of $540 million, compared with 61 properties with a carrying value of $378 million as of December 31, 2023. The increase in foreclosure activity was primarily driven by properties included in a specific seniors housing portfolio that had write-offs during 2023. A majority of properties in this portfolio have completed the foreclosure or sale process as of June 30, 2024; however, we expect the foreclosure process to take longer for properties in the portfolio that are located in certain judicial foreclosure states with historically long foreclosure timelines.
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

Fannie Mae Second Quarter 2024 Form 10-Q	42

MD&A | Multifamily Business | Multifamily Mortgage Credit Risk Management
The table below displays the components of our multifamily credit loss performance metrics, as well as our multifamily initial write-off severity rate and write-off loan count.

Multifamily Credit Loss Performance Metrics
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in millions)
Write-offs(1)	$(38)	$(17)	$(171)	$(254)
Recoveries	12	1	33	10
Foreclosed property income (expense)	(25)	(36)	(45)	(40)
Credit gains (losses)	(51)	(52)	(183)	(284)
Change in expected benefits from freestanding loss-sharing arrangements(2)	16	23	53	31
Credit gains (losses), net of freestanding loss-sharing arrangements	$(35)	$(29)	$(130)	$(253)

Credit gain (loss) ratio (in bps)(3)	(4.3)	(4.6)	(7.7)	(12.7)
Credit gain (loss) ratio, net of freestanding loss-sharing arrangements (in bps)(2)(3)	(2.9)	(2.6)	(5.5)	(11.3)
Multifamily initial write-off severity rate on liquidated loans(4)(5)	3.8%	69.1%	26.9%	13.2%
Multifamily write-off loan count on liquidated loans(6)	4	4	11	6
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
(5)Based on write-offs associated with a liquidation event. The rate excludes any costs, gains or losses associated with REO after initial acquisition through final disposition. The rate also excludes write-offs when a loan is determined to be uncollectible prior to a liquidation event. Write-offs are net of lender loss-sharing agreements.
(6)Represents the number of loans that experienced write-offs associated with a liquidation event during the period.
Our multifamily credit losses decreased in the first half of 2024 compared with the first half of 2023 primarily as a result of fewer write-offs. Our multifamily credit losses in the first half of 2023 were primarily driven by write-offs on a seniors housing portfolio during the first quarter of 2023.

Fannie Mae Second Quarter 2024 Form 10-Q	43

MD&A | Consolidated Credit Ratios and Select Credit Information
Consolidated Credit Ratios and Select Credit Information

The table below displays select credit ratios on our single-family conventional guaranty book of business and our multifamily guaranty book of business, as well as the inputs used in calculating these ratios.

Consolidated Credit Ratios and Select Credit Information
	As of
	June 30, 2024			December 31, 2023
	Single-family	Multifamily	Consolidated Total	Single-family	Multifamily	Consolidated Total
	(Dollars in millions)
Credit loss reserves as a percentage of:
Guaranty book of business	0.16%	0.49%	0.20%	0.18%	0.44%	0.21%
Nonaccrual loans at amortized cost	24.17	126.84	31.56	28.50	109.21	34.51

Nonaccrual loans as a percentage of:
Guaranty book of business	0.65%	0.38%	0.62%	0.65%	0.40%	0.62%

Select financial information used in calculating credit ratios:
Credit loss reserves(1)	$(5,724)	$(2,330)	$(8,054)	$(6,696)	$(2,064)	$(8,760)
Guaranty book of business(2)	3,624,007	480,081	4,104,088	3,636,735	470,398	4,107,133
Nonaccrual loans at amortized cost	23,683	1,837	25,520	23,497	1,890	25,387

Components of credit loss reserves:
Allowance for loan losses	$(5,703)	$(2,323)	$(8,026)	$(6,671)	$(2,059)	$(8,730)
Allowance for accrued interest receivable	(21)	—	(21)	(25)	—	(25)
Reserve for guaranty losses(3)	—	(7)	(7)	—	(5)	(5)
Total credit loss reserves(1)	$(5,724)	$(2,330)	$(8,054)	$(6,696)	$(2,064)	$(8,760)
(1)Our multifamily credit loss reserves exclude the expected benefit of freestanding credit enhancements on multifamily loans of $776 million as of June 30, 2024 and $599 million as of December 31, 2023, which are recorded in “Other assets” in our condensed consolidated balance sheets.
(2)Guaranty book of business is as of period end. For single-family represents the conventional guaranty book of business.
(3)Reserve for guaranty losses is recorded in “Other liabilities” in our condensed consolidated balance sheets.
Our single-family credit loss reserves decreased as of June 30, 2024 compared with December 31, 2023 primarily as a result of a benefit for credit losses, which reduced our single-family allowance for loan losses. Our multifamily credit loss reserves increased as of June 30, 2024 compared with December 31, 2023 primarily as a result of a provision for credit losses, which increased our multifamily allowance for loan losses. See “Consolidated Results of Operations—Benefit (Provision) for Credit Losses” for more information on our single-family benefit for credit losses and our multifamily provision for credit losses.

Fannie Mae Second Quarter 2024 Form 10-Q	44

MD&A | Consolidated Credit Ratios and Select Credit Information

Consolidated Write-off Ratio and Select Credit Information
	For the Three Months Ended June 30,
	2024			2023
	Single-family	Multifamily	Total	Single-family	Multifamily	Total
	(Dollars in millions)
Select credit ratio:
Write-offs, net of recoveries annualized, as a percentage of the average guaranty book of business (in bps)	0.5	2.2	0.7	0.3	1.4	0.4

Select financial information used in calculating credit ratio:
Write-offs(1)	$143	$38	$181	$55	$17	$72
Recoveries	(100)	(12)	(112)	(29)	(1)	(30)
Write-offs, net of recoveries	$43	$26	$69	$26	$16	$42
Average guaranty book of business(2)	$3,624,820	$478,506	$4,103,326	$3,630,397	$450,067	$4,080,464

	For the Six Months Ended June 30,
	2024			2023
	Single-family	Multifamily	Total	Single-family	Multifamily	Total
	(Dollars in millions)
Select credit ratio:
Write-offs, net of recoveries annualized, as a percentage of the average guaranty book of business (in bps)	0.6	5.8	1.2	*	10.9	1.2

Select financial information used in calculating credit ratio:
Write-offs(1)	$260	$171	$431	$99	$254	$353
Recoveries	(159)	(33)	(192)	(107)	(10)	(117)
Write-offs, net of recoveries	$101	$138	$239	$(8)	$244	$236
Average guaranty book of business(2)	$3,628,792	$475,803	$4,104,595	$3,632,010	$446,853	$4,078,863
*    Represents credit ratio of less than 0.05 bps.
(1)Represents write-offs when a loan is determined to be uncollectible. For single-family, also includes any write-offs upon the redesignation of mortgage loans from HFI to HFS.
(2)Average guaranty book of business is based on quarter-end balances.
Liquidity and Capital Management

Liquidity Management
This section supplements and updates information regarding liquidity management in our 2023 Form 10-K. See “MD&A—Liquidity and Capital Management—Liquidity Management” in our 2023 Form 10-K for additional information, including discussions of our primary sources and uses of funds, our liquidity and funding risk management practices and contingency planning, our liquidity requirements, factors that influence our debt funding activity, factors that may impact our access to or the cost of our debt funding and factors that could adversely affect our liquidity and funding. As of June 30, 2024, we were in compliance with all four components of the liquidity requirements outlined in our 2023 Form 10-K. Also see “Risk Factors—Liquidity and Funding Risk” in our 2023 Form 10-K for a discussion of liquidity and funding risks.

Fannie Mae Second Quarter 2024 Form 10-Q	45

MD&A | Liquidity and Capital Management

Debt Funding
The unpaid principal balance of our aggregate indebtedness was $122.8 billion as of June 30, 2024. Pursuant to the terms of the senior preferred stock purchase agreement with Treasury, we are prohibited from issuing debt without the prior consent of Treasury if it would result in our aggregate indebtedness exceeding our outstanding debt limit, currently set to $270 billion. The calculation of our indebtedness for purposes of complying with our debt limit reflects the unpaid principal balance and excludes debt basis adjustments and debt of consolidated trusts.
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
Debt of Fannie Mae(1)
(Dollars in billions)
(1)Outstanding debt balance consists of the unpaid principal balance, premiums and discounts, fair value adjustments, hedge-related basis adjustments and other cost basis adjustments. Reported amounts include net discount unamortized cost basis adjustments and fair value adjustments of $4.2 billion and $4.0 billion as of June 30, 2024 and December 31, 2023, respectively.

Selected Debt Information
	As of
	June 30, 2024	December 31, 2023
	(Dollars in billions)
Selected Weighted-Average Interest Rates(1)
Interest rate on short-term debt	5.30%	5.13%
Interest rate on long-term debt, including portion maturing within one year	2.88	2.63
Interest rate on callable debt	2.62	2.41
Selected Maturity Data
Weighted-average maturity of debt maturing within one year (in days)	149	135
Weighted-average maturity of debt maturing in more than one year (in months)	45	46
Other Data
Outstanding callable debt(2)	$42.9	$43.8
Connecticut Avenue Securities debt(3)	2.3	2.8

Fannie Mae Second Quarter 2024 Form 10-Q	46

MD&A | Liquidity and Capital Management

(1)Excludes the effects of fair value adjustments and hedge-related basis adjustments.
(2)Includes short-term callable debt of $1.5 billion and $2.6 billion as of June 30, 2024 and December 31, 2023, respectively.
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

Activity in Debt of Fannie Mae
	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2024	2023	2024	2023
	(Dollars in millions)
Issued during the period:
Short-term:
Amount	$61,657	$56,045	$141,158	$111,151
Weighted-average interest rate	5.30%	4.68%	5.29%	4.53%
Long-term:
Amount	$5,865	$3,093	$9,857	$5,961
Weighted-average interest rate	5.29%	5.28%	5.14%	5.33%
Total issued:
Amount	$67,522	$59,138	$151,015	$117,112
Weighted-average interest rate	5.30%	4.71%	5.28%	4.57%
Paid off during the period:(1)
Short-term:
Amount	$63,895	$54,405	$146,459	$105,711
Weighted-average interest rate	4.80%	4.14%	4.75%	4.07%
Long-term:(2)
Amount	$3,543	$5,782	$9,958	$7,887
Weighted-average interest rate	4.02%	2.45%	3.54%	2.55%
Total paid off:
Amount	$67,438	$60,187	$156,417	$113,598
Weighted-average interest rate	4.76%	3.98%	4.67%	3.96%
(1)Consists of all payments on debt, including regularly scheduled principal payments, payments at maturity, payments resulting from calls and payments for any other repurchases. Repurchases of debt and early retirements of zero-coupon debt are reported at original face value, which does not equal the amount of actual cash payment.
(2)Includes credit risk-sharing securities issued as CAS debt prior to November 2018. For information on our credit risk transfer transactions, see “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Credit Enhancement and Transfer of Mortgage Credit Risk—Credit Risk Transfer Transactions” in our 2023 Form 10-K.

Fannie Mae Second Quarter 2024 Form 10-Q	47

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
The total amount of our off-balance sheet exposure related to unconsolidated Fannie Mae MBS net of any beneficial interest that we retain, and other financial guarantees was $219.9 billion as of June 30, 2024 and $227.5 billion as of December 31, 2023. The majority of the other financial guarantees consists of Freddie Mac securities backing Fannie Mae structured securities. See “Guaranty Book of Business” and “Note 7, Financial Guarantees” for more information regarding our maximum exposure to loss on unconsolidated Fannie Mae MBS and Freddie Mac securities.
Our total outstanding liquidity commitments to advance funds for securities backed by multifamily housing revenue bonds totaled $4.4 billion as of June 30, 2024 and $4.5 billion as of December 31, 2023. These commitments require us to advance funds to third parties that enable them to repurchase tendered bonds or securities that are unable to be remarketed.
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

Fannie Mae Second Quarter 2024 Form 10-Q	48

MD&A | Liquidity and Capital Management

Cash Flows
Six Months Ended June 30, 2024. Cash, cash equivalents and restricted cash and cash equivalents increased from $68.7 billion as of December 31, 2023 to $78.3 billion as of June 30, 2024. The increase was primarily driven by cash inflows from (1) proceeds from repayments of loans, (2) the sale of Fannie Mae MBS to third parties, and (3) investments in securities purchased under agreements to resell.
Partially offsetting these cash inflows were cash outflows from (1) payments on outstanding debt of consolidated trusts, (2) purchases of loans held for investment, and (3) advances to lenders.
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
Credit Ratings
As of June 30, 2024, our credit ratings issued by the three major credit rating agencies have not changed since December 31, 2023. For information on these credit ratings, see “MD&A—Liquidity and Capital Management—Liquidity Management—Credit Ratings” in our 2023 Form 10-K.
Capital Management
Capital Requirements
FHFA published a final rule in November 2023 amending several provisions of the enterprise regulatory capital framework, with most of the amendments becoming effective in April 2024. For a description of our capital requirements under the enterprise regulatory capital framework, including the amended provisions, see “Business—Legislation and Regulation—Capital Requirements” in our 2023 Form 10-K. Although the enterprise regulatory capital framework went into effect in February 2021, we are not required to hold capital according to the framework’s requirements until the date of termination of our conservatorship, or such later date as may be ordered by FHFA.
The table below sets forth information about our capital requirements under the standardized approach of the enterprise regulatory capital framework. Available capital under the enterprise regulatory capital framework excludes the stated value of the senior preferred stock ($120.8 billion) and other specified amounts in the table below. As a result of these exclusions, we had a deficit in available capital as of June 30, 2024, despite having a positive net worth under accounting principles generally accepted in the United States of America (“GAAP”).
We had a $229 billion shortfall of our available capital (deficit) to the adjusted total capital requirement (including buffers) of $184 billion under the standardized approach of the enterprise regulatory capital framework as of June 30, 2024. Our capital shortfall declined by $14 billion from December 31, 2023 to June 30, 2024, primarily as a result of the increase in our retained earnings during the first half of 2024 and the impact of the amendments to the enterprise regulatory capital framework that became effective in April 2024.

Fannie Mae Second Quarter 2024 Form 10-Q	49

MD&A | Liquidity and Capital Management

Capital Metrics under the Enterprise Regulatory Capital Framework as of June 30, 2024(1)
(Dollars in billions)
Adjusted total assets	$4,439	Stress capital buffer	$34
Risk-weighted assets (standardized approach):		Stability capital buffer	48
Credit risk	$1,165	Countercyclical capital buffer	—
Market risk	27	Prescribed capital conservation buffer amount	$82
Operational risk	83
Total risk-weighted assets	$1,275

	Minimum Capital Ratio Requirement	Minimum Capital Requirement	Applicable Buffers(2)	Total Capital Requirement (including Buffers)	Available Capital (Deficit)(3)	Capital Shortfall(4)
Risk-based capital:
Total capital (statutory)(5)	8.0%	$102	N/A	$102	$(26)	$(128)
Common equity tier 1 capital	4.5	57	$82	139	(65)	(204)
Tier 1 capital	6.0	77	82	159	(45)	(204)
Adjusted total capital	8.0	102	82	184	(45)	(229)
Leverage capital:
Core capital (statutory)(6)	2.5	111	N/A	111	(34)	(145)
Tier 1 capital	2.5	111	24	135	(45)	(180)

Capital Metrics under the Enterprise Regulatory Capital Framework as of December 31, 2023(1)
(Dollars in billions)
Adjusted total assets	$4,552	Stress capital buffer	$34
Risk-weighted assets (standardized approach):		Stability capital buffer	45
Credit risk	$1,241	Countercyclical capital buffer	—
Market risk	31	Prescribed capital conservation buffer amount	$79
Operational risk	85
Total risk-weighted assets	$1,357

	Minimum Capital Ratio Requirement	Minimum Capital Requirement	Applicable Buffers(2)	Total Capital Requirement (including Buffers)	Available Capital (Deficit)(3)	Capital Shortfall(4)
Risk-based capital:
Total capital (statutory)(5)	8.0%	$109	N/A	$109	$(34)	$(143)
Common equity tier 1 capital	4.5	61	$79	140	(74)	(214)
Tier 1 capital	6.0	81	79	160	(55)	(215)
Adjusted total capital	8.0	109	79	188	(55)	(243)
Leverage capital:
Core capital (statutory)(6)	2.5	114	N/A	114	(43)	(157)
Tier 1 capital	2.5	114	23	137	(55)	(192)

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

Fannie Mae Second Quarter 2024 Form 10-Q	50

MD&A | Liquidity and Capital Management

the prescribed leverage buffer amount, or PLBA. The stress capital buffer and countercyclical capital buffer are each calculated by multiplying prescribed factors by adjusted total assets as of the last day of the previous calendar quarter. The stability capital buffer is based on our share of mortgage debt outstanding. The prescribed leverage buffer for June 30, 2024 and December 31, 2023 was set at 50% of the June 30, 2024 and December 31, 2023 stability capital buffer, respectively.
(3)Available capital (deficit) for all line items excludes the stated value of the senior preferred stock ($120.8 billion). Available capital (deficit) for all line items except total capital and core capital also deducts a portion of deferred tax assets. Deferred tax assets arising from temporary differences between GAAP and tax requirements are deducted from capital to the extent they exceed 10% of common equity. As of June 30, 2024 and December 31, 2023, this resulted in the full deduction of deferred tax assets ($11.0 billion and $11.7 billion, respectively) from our available capital (deficit). Available capital (deficit) for common equity tier 1 capital also excludes the value of the perpetual, noncumulative preferred stock ($19.1 billion) as of June 30, 2024 and December 31, 2023.
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
At June 30, 2024, our maximum payout ratio under the enterprise regulatory capital framework was 0%. See “Note 15, Regulatory Capital Requirements” for information on our capital ratios as of June 30, 2024 and December 31, 2023 under the enterprise regulatory capital framework.
The table below presents certain components of our regulatory capital.

Regulatory Capital Components
	As of
	June 30, 2024	December 31, 2023
	(Dollars in millions)
Total equity	$86,483	$77,682
Less:
Senior preferred stock	120,836	120,836
Preferred stock	19,130	19,130
Common equity	(53,483)	(62,284)
Less: deferred tax assets arising from temporary differences that exceed 10% of common equity tier 1 capital and other regulatory adjustments	11,036	11,681
Common equity tier 1 capital (deficit)	(64,519)	(73,965)
Add: perpetual, noncumulative preferred stock	19,130	19,130
Tier 1 capital (deficit)	(45,389)	(54,835)
Tier 2 capital adjustments	—	—
Adjusted total capital (deficit)	$(45,389)	$(54,835)
The table below presents certain components of our core capital.

Statutory Capital Components
	As of
	June 30, 2024	December 31, 2023
	(Dollars in millions)
Total equity	$86,483	$77,682
Less:
Senior preferred stock	120,836	120,836
Accumulated other comprehensive income (loss), net of taxes	29	32
Core capital (deficit)	$(34,382)	$(43,186)
Less: general allowance for foreclosure losses	(8,227)	(8,934)
Total capital (deficit)	$(26,155)	$(34,252)

Fannie Mae Second Quarter 2024 Form 10-Q	51

MD&A | Liquidity and Capital Management

Capital Activity
Under the terms governing the senior preferred stock, no dividends were payable to Treasury for the second quarter of 2024 and none are payable for the third quarter of 2024.
Under the terms governing the senior preferred stock, through and including the capital reserve end date, any increase in our net worth during a fiscal quarter results in an increase of the same amount in the aggregate liquidation preference of the senior preferred stock in the following quarter. The capital reserve end date is defined as the last day of the second consecutive fiscal quarter during which we have had and maintained capital equal to, or in excess of, all of the capital requirements and buffers under the enterprise regulatory capital framework.
As a result of these terms governing the senior preferred stock, the aggregate liquidation preference of the senior preferred stock increased to $203.5 billion as of June 30, 2024 from $199.2 billion as of March 31, 2024, due to the $4.3 billion increase in our net worth in the first quarter of 2024. The aggregate liquidation preference of the senior preferred stock will further increase to $208.0 billion as of September 30, 2024, due to the $4.5 billion increase in our net worth in the second quarter of 2024. See “Business—Conservatorship and Treasury Agreements—Treasury Agreements” in our 2023 Form 10-K for more information on the terms of our senior preferred stock, including how the aggregate liquidation preference is determined.
Increases in our net worth improve our capital position and our ability to absorb losses; however, increases in our net worth also increase the aggregate liquidation preference of the senior preferred stock by the same amount until the capital reserve end date as discussed above.
Treasury Funding Commitment
Treasury made a commitment under the senior preferred stock purchase agreement to provide funding to us under certain circumstances if we have a net worth deficit. As of June 30, 2024, the remaining amount of Treasury’s funding commitment to us was $113.9 billion. See “Note 2, Conservatorship, Senior Preferred Stock Purchase Agreement and Related Matters” in our 2023 Form 10-K for more information on Treasury’s funding commitment under the senior preferred stock purchase agreement.
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

Fannie Mae Second Quarter 2024 Form 10-Q	52

MD&A | Risk Management | Market Risk Management, including Interest-Rate Risk Management
Measurement of Interest-Rate Risk
The table below displays the pre-tax market value sensitivity of our net portfolio to changes in the level of interest rates and the slope of the applicable yield curve as measured on the last day of each period presented. We collectively define our net portfolio as: our retained mortgage portfolio assets; our corporate liquidity portfolio; outstanding debt of Fannie Mae used to fund the retained mortgage portfolio assets and corporate liquidity portfolio; mortgage commitments; and risk management derivatives. The table below also provides the daily average, minimum, maximum and standard deviation values for duration gap and for the most adverse market value impact on the net portfolio to changes in the level of interest rates and the slope of the applicable yield curve for the three months ended June 30, 2024 and 2023. Our practice is to allow interest rates to go below zero in the downward shock models unless otherwise prevented through contractual floors.
For information on how we measure our interest-rate risk, see “MD&A—Risk Management—Market Risk Management, including Interest-Rate Risk Management” in our 2023 Form 10-K.

Interest-Rate Sensitivity of Net Portfolio to Changes in Interest-Rate Level and Slope of Yield Curve
	As of(1)(2)
	June 30, 2024	December 31, 2023
	(Dollars in millions)
Rate level shock:
-100 basis points	$68	$53
-50 basis points	32	39
+50 basis points	(29)	(47)
+100 basis points	(50)	(93)
Rate slope shock:
-25 basis points (flattening)	(5)	(7)
+25 basis points (steepening)	2	5

	For the Three Months Ended June 30,(1)(3)
	2024			2023
	Duration Gap	Rate Slope Shock 25 bps	Rate Level Shock 50 bps	Duration Gap	Rate Slope Shock 25 bps	Rate Level Shock 50 bps
		Market Value Sensitivity			Market Value Sensitivity
	(In years)	(Dollars in millions)		(In years)	(Dollars in millions)
Average	0.03	$(9)	$(24)	0.01	$(9)	$(16)
Minimum	—	(14)	(56)	(0.02)	(15)	(48)
Maximum	0.07	(4)	(3)	0.03	(4)	(5)
Standard deviation	0.01	3	12	0.01	3	9
(1)Computed based on changes in SOFR interest-rates swap curve. Changes in the level of interest rates assume a parallel shift in all maturities of the SOFR interest-rate swap curve. Changes in the slope of the yield curve assume a constant 7-year rate, a shift of 16.7 basis points for the 1-year rate (and shorter tenors) and an opposite shift of 8.3 basis points for the 30-year rate. Rate shocks for remaining maturity points are interpolated.
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

Fannie Mae Second Quarter 2024 Form 10-Q	53

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

Derivative Impact on Interest-Rate Risk (50 Basis Points)
	As of(1)
	June 30, 2024	December 31, 2023
	(Dollars in millions)
Before derivatives	$(390)	$(449)
After derivatives	(29)	(47)
Effect of derivatives	361	402
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

Fannie Mae Second Quarter 2024 Form 10-Q	54

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

Fannie Mae Second Quarter 2024 Form 10-Q	55

MD&A | Critical Accounting Estimates

The table below provides information about our most significant key macroeconomic inputs used in determining our single-family allowance for loan losses: forecasted home price growth rates and interest rates. Although the model consumes a wide range of possible regional home price forecasts and interest rate scenarios that take into account inherent uncertainty, the forecasts below represent the mean path of those simulations used in determining the allowance for each quarter through the six months ended June 30, 2024, and for each quarter during the year ended December 31, 2023, and how those forecasts have changed between periods of estimate. Below we present our home price growth and interest rate estimates used in our estimate of expected credit losses. Our forecasts include estimates for periods beyond 2026 that are not presented in the table below.

Select Single-Family Macroeconomic Model Inputs(1)

Forecasted home price growth (decline) rate by period of estimate:(2)
	For the Full Year ending December 31,
	2024	2025	2026
Second Quarter 2024	6.6%	3.0%	0.8%
First Quarter 2024	4.8	1.5	*

	For the Full Year ending December 31,
	2023	2024	2025
Fourth Quarter 2023	7.1%	3.2%	0.3%
Third Quarter 2023	6.7	2.8	(0.4)
Second Quarter 2023	3.9	(0.7)	(1.5)
First Quarter 2023	(1.2)	(2.2)	(1.1)

Forecasted 30-year mortgage interest rates by period of estimate:(3)
	Through the end of December 31,	For the Full Year ending December 31,
	2024	2025	2026
Second Quarter 2024	7.0%	6.6%	6.4%
First Quarter 2024	6.8	6.4	6.2

	Through the end of December 31,	For the Full Year ending December 31,
	2023	2024	2025
Fourth Quarter 2023	6.8%	6.4%	6.0%
Third Quarter 2023	7.5	7.2	6.8
Second Quarter 2023	6.7	6.0	5.8
First Quarter 2023	6.2	5.7	5.5
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

Fannie Mae Second Quarter 2024 Form 10-Q	56

MD&A | Critical Accounting Estimates

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
As noted above, our allowance for loan losses is sensitive to changes in home prices and interest rate changes. To consider the impact of a hypothetical change in home prices, assuming a positive one-percentage point change in the home price growth rate for the first twelve months of the forecast, on a normalized basis, with all other factors held constant, the single-family allowance for loan losses as of June 30, 2024 would decrease by approximately 3%. Conversely, assuming a negative one-percentage point change in the home price growth rate for the first twelve months of the forecast, on a normalized basis, the single-family allowance for loan losses would increase by approximately 3%.
To consider the impact of a hypothetical change in 30-year interest rates, assuming a 50-basis point increase in estimated 30-year interest rates, with all other factors held constant, the single-family allowance for loan losses as of June 30, 2024 would increase by approximately 3%. Conversely, assuming a 50-basis point decrease in 30-year interest rates, the single-family allowance for loan losses would decrease by approximately 4%.
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
•the impact of hedge accounting on the volatility of our financial results;
•the future aggregate liquidation preference of our senior preferred stock;
•our future dividend payments on the senior preferred stock;

Fannie Mae Second Quarter 2024 Form 10-Q	57

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
•a decrease in our credit ratings;
•limitations on our ability to access the debt capital markets;
•the size, composition, quality and performance of our guaranty book of business and retained mortgage portfolio;
•how long loans in our guaranty book of business remain outstanding;

Fannie Mae Second Quarter 2024 Form 10-Q	58

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

Fannie Mae Second Quarter 2024 Form 10-Q	59

MD&A | Forward-Looking Statements

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

Fannie Mae Second Quarter 2024 Form 10-Q	60

Financial Statements | Condensed Consolidated Balance Sheets
Item 1.  Financial Statements
FANNIE MAE
(In conservatorship)
Condensed Consolidated Balance Sheets — (Unaudited)
(Dollars in millions)

	As of
	June 30, 2024	December 31, 2023

ASSETS
Cash and cash equivalents	$41,911	$35,817
Restricted cash and cash equivalents (includes $29,789 and $25,836, respectively, related to consolidated trusts)	36,402	32,889
Securities purchased under agreements to resell	27,650	30,700
Investments in securities, at fair value	49,899	53,116
Mortgage loans:
Loans held for sale, at lower of cost or fair value	646	2,149
Loans held for investment, at amortized cost:
Of Fannie Mae	49,196	48,199
Of consolidated trusts	4,087,398	4,094,013
Total loans held for investment (includes $3,194 and $3,315, respectively, at fair value)	4,136,594	4,142,212
Allowance for loan losses	(8,026)	(8,730)
Total loans held for investment, net of allowance	4,128,568	4,133,482
Total mortgage loans	4,129,214	4,135,631
Advances to lenders	1,856	1,389
Deferred tax assets, net	11,036	11,681
Accrued interest receivable, net (includes $10,654 and $10,132 related to consolidated trusts)	11,156	10,724
Other assets	14,769	13,490
Total assets	$4,323,893	$4,325,437
LIABILITIES AND EQUITY
Liabilities:
Accrued interest payable (includes $10,524 and $10,212, respectively, related to consolidated trusts)	$11,176	$10,931
Debt:
Of Fannie Mae (includes $544 and $761, respectively, at fair value)	118,543	124,065
Of consolidated trusts (includes $13,239 and $14,343, respectively, at fair value)	4,094,421	4,098,653
Other liabilities (includes $1,673 and $1,713, respectively, related to consolidated trusts)	13,270	14,106
Total liabilities	4,237,410	4,247,755
Commitments and contingencies (Note 14)	—	—
Fannie Mae stockholders’ equity:
Senior preferred stock (liquidation preference of $203,505 and $195,224, respectively)	120,836	120,836
Preferred stock, 700,000,000 shares are authorized—555,374,922 shares issued and outstanding	19,130	19,130
Common stock, no par value, no maximum authorization—1,308,762,703 shares issued and 1,158,087,567 shares outstanding	687	687
Accumulated deficit	(46,799)	(55,603)
Accumulated other comprehensive income	29	32
Treasury stock, at cost, 150,675,136 shares	(7,400)	(7,400)
Total stockholders’ equity	86,483	77,682
Total liabilities and equity	$4,323,893	$4,325,437

See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) Second Quarter 2024 Form 10-Q	61

Financial Statements | Condensed Consolidated Statements of Operations and Comprehensive Income
FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Operations and Comprehensive Income — (Unaudited)
(Dollars and shares in millions, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2024	2023	2024	2023
Interest income:
Investments in securities	$915	$1,101	$1,836	$2,082
Mortgage loans	35,617	32,655	70,833	64,792
Other	743	584	1,404	1,036
Total interest income	37,275	34,340	74,073	67,910
Interest expense:
Short-term debt	(130)	(183)	(325)	(302)
Long-term debt	(29,877)	(27,122)	(59,457)	(53,787)
Total interest expense	(30,007)	(27,305)	(59,782)	(54,089)
Net interest income	7,268	7,035	14,291	13,821
Benefit (provision) for credit losses	300	1,266	480	1,134
Net interest income after benefit (provision) for credit losses	7,568	8,301	14,771	14,955
Investment gains (losses), net	(62)	25	(40)	(42)
Fair value gains (losses), net	447	404	927	608
Fee and other income	68	70	140	133
Non-interest income	453	499	1,027	699
Administrative expenses:
Salaries and employee benefits	(496)	(467)	(1,007)	(947)
Professional services	(218)	(192)	(419)	(376)
Other administrative expenses	(225)	(205)	(442)	(409)
Total administrative expenses	(939)	(864)	(1,868)	(1,732)
TCCA fees	(859)	(856)	(1,719)	(1,711)
Credit enhancement expense	(405)	(384)	(824)	(725)
Change in expected credit enhancement recoveries	37	(160)	100	(40)
Other expenses, net	(251)	(257)	(450)	(387)
Total expenses	(2,417)	(2,521)	(4,761)	(4,595)
Income before federal income taxes	5,604	6,279	11,037	11,059
Provision for federal income taxes	(1,120)	(1,285)	(2,233)	(2,293)
Net income	4,484	4,994	8,804	8,766
Other comprehensive income (loss)	(7)	1	(3)	1
Total comprehensive income	$4,477	$4,995	$8,801	$8,767
Net income	$4,484	$4,994	$8,804	$8,766
Dividends distributed or amounts attributable to senior preferred stock	(4,477)	(4,995)	(8,801)	(8,767)
Net income (loss) attributable to common stockholders	$7	$(1)	$3	$(1)
Earnings per share:
Basic	$0.00	$0.00	$0.00	$0.00
Diluted	0.00	0.00	0.00	0.00
Weighted-average common shares outstanding:
Basic	5,867	5,867	5,867	5,867
Diluted	5,893	5,867	5,893	5,867
See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) Second Quarter 2024 Form 10-Q	62

Financial Statements | Condensed Consolidated Statements of Cash Flows
FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Cash Flows — (Unaudited)
(Dollars in millions)

	For the Six Months Ended June 30,
	2024	2023
Net cash provided by (used in) operating activities	$8,622	$6,245
Cash flows provided by (used in) investing activities:
Mortgage loans acquired held for investment:
Purchases	(64,066)	(61,064)
Proceeds from sales	1,952	1,540
Proceeds from repayments	168,189	168,975
Advances to lenders	(39,996)	(53,273)
Proceeds from disposition of acquired property, preforeclosure sales and insurance proceeds	2,143	3,139
Net change in federal funds sold and securities purchased under agreements to resell	3,050	(18,485)
Other, net	(739)	(1,162)
Net cash provided by (used in) investing activities	70,533	39,670
Cash flows provided by (used in) financing activities:
Proceeds from issuance of debt of Fannie Mae	242,960	206,879
Payments to redeem debt of Fannie Mae	(248,397)	(203,515)
Proceeds from issuance of debt of consolidated trusts	105,591	109,556
Payments to redeem debt of consolidated trusts	(169,702)	(167,241)
Net cash provided by (used in) financing activities	(69,548)	(54,321)
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	9,607	(8,406)
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	68,706	87,841
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$78,313	$79,435
Cash paid during the period for:
Interest	$63,302	$54,887
Income taxes	1,450	1,300
See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) Second Quarter 2024 Form 10-Q	63

Financial Statements | Condensed Consolidated Statements of Changes in Equity
FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Changes in
Equity — (Unaudited)
(Dollars and shares in millions)

	Fannie Mae Stockholders’ Equity
	Shares Outstanding			Senior Preferred Stock	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Equity
	Senior Preferred	Preferred	Common
Balance as of March 31, 2024	1	556	1,158	$120,836	$19,130	$687	$(51,283)	$36	$(7,400)	$82,006
Comprehensive income:
Net income	—	—	—	—	—	—	4,484	—	—	4,484
Other comprehensive income, net of tax effect:
Changes in net unrealized gains (losses) on available-for-sale securities (net of taxes of $2)	—	—	—	—	—	—	—	(7)	—	(7)
Reclassification adjustment for gains included in net income (net of taxes of $0)	—	—	—	—	—	—	—	1	—	1
Other (net of taxes of $1)	—	—	—	—	—	—	—	(1)	—	(1)
Total comprehensive income										4,477
Balance as of June 30, 2024	1	556	1,158	$120,836	$19,130	$687	$(46,799)	$29	$(7,400)	$86,483

	Fannie Mae Stockholders’ Equity
	Shares Outstanding			Senior Preferred Stock	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Equity
	Senior Preferred	Preferred	Common
Balance as of December 31, 2023	1	556	1,158	$120,836	$19,130	$687	$(55,603)	$32	$(7,400)	$77,682
Comprehensive income:
Net income	—	—	—	—	—	—	8,804	—	—	8,804
Other comprehensive income, net of tax effect:
Changes in net unrealized gains (losses) on available-for-sale securities (net of taxes of $0)	—	—	—	—	—	—	—	(1)	—	(1)
Reclassification adjustment for gains included in net income (net of taxes of $0)	—	—	—	—	—	—	—	1	—	1
Other (net of taxes of $1)	—	—	—	—	—	—	—	(3)	—	(3)
Total comprehensive income										8,801
Balance as of June 30, 2024	1	556	1,158	$120,836	$19,130	$687	$(46,799)	$29	$(7,400)	$86,483

Fannie Mae (In conservatorship) Second Quarter 2024 Form 10-Q	64

Financial Statements | Condensed Consolidated Statements of Changes in Equity

	Fannie Mae Stockholders’ Equity
	Shares Outstanding			Senior Preferred Stock	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Equity
	Senior Preferred	Preferred	Common
Balance as of March 31, 2023	1	556	1,158	$120,836	$19,130	$687	$(69,239)	$35	$(7,400)	$64,049
Comprehensive income:
Net income	—	—	—	—	—	—	4,994	—	—	4,994
Other comprehensive income, net of tax effect:
Changes in net unrealized gains (losses) on available-for-sale securities (net of taxes of $1)	—	—	—	—	—	—	—	2	—	2
Other (net of taxes of $1)	—	—	—	—	—	—	—	(1)	—	(1)
Total comprehensive income										4,995
Balance as of June 30, 2023	1	556	1,158	$120,836	$19,130	$687	$(64,245)	$36	$(7,400)	$69,044

	Fannie Mae Stockholders’ Equity
	Shares Outstanding			Senior Preferred Stock	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Equity
	Senior Preferred	Preferred	Common
Balance as of December 31, 2022	1	556	1,158	$120,836	$19,130	$687	$(73,011)	$35	$(7,400)	$60,277
Comprehensive income:
Net income	—	—	—	—	—	—	8,766	—	—	8,766
Other comprehensive income, net of tax effect:
Changes in net unrealized gains (losses) on available-for-sale securities (net of taxes of $1)	—	—	—	—	—	—	—	4	—	4
Other (net of taxes of $1)	—	—	—	—	—	—	—	(3)	—	(3)
Total comprehensive income										8,767
Balance as of June 30, 2023	1	556	1,158	$120,836	$19,130	$687	$(64,245)	$36	$(7,400)	$69,044

See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) Second Quarter 2024 Form 10-Q	65

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
Earnings per Share
Earnings per share (“EPS”) is presented for basic and diluted EPS. We include the shares of common stock that would be issuable upon full exercise of the common stock warrant in the weighted average shares outstanding for the computation of both basic and diluted earnings per share. Weighted average common shares include 4.7 billion shares for the periods ended June 30, 2024 and 2023 that would have been issued upon the full exercise of the warrant issued to Treasury from the date the warrant was issued through June 30, 2024 and 2023.
For the calculation of diluted EPS, the weighted average shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. For the three and six months ended June 30, 2024, our diluted EPS weighted-average shares outstanding includes 26 million shares issuable upon the conversion of convertible preferred stock. For the three and six months ended June 30, 2023, convertible preferred stock is not included in the calculation because it would have an anti-dilutive effect due to the net losses attributable to common stockholders recognized in those periods.

Fannie Mae (In conservatorship) Second Quarter 2024 Form 10-Q	66

Notes to Condensed Consolidated Financial Statements | Summary of Significant Accounting Policies
Foreclosed Property
We present foreclosed property in “Other assets” in our condensed consolidated balance sheets. We held $1.8 billion of acquired property as of June 30, 2024 and December 31, 2023.
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
Senior Preferred Stock Purchase Agreement
FHFA, as conservator, entered into a senior preferred stock purchase agreement with the U.S. Department of the Treasury (“Treasury”) on our behalf in September 2008. In connection with that agreement, we issued Treasury one million shares of Variable Liquidation Preference Senior Preferred Stock, Series 2008-2, which we refer to as the “senior preferred stock,” and a warrant to purchase shares equal to 79.9% of our common stock, on a fully diluted basis, for a nominal price. This agreement also provides funding to us under certain circumstances if we have a net worth deficit. Pursuant to the senior preferred stock purchase agreement, we have received a total of $119.8 billion from Treasury as of June 30, 2024, and the amount of remaining funding available to us under the agreement is $113.9 billion. We have not received any funding from Treasury under this commitment since the first quarter of 2018. We had a positive net worth of $86.5 billion as of June 30, 2024.
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
The aggregate liquidation preference of the senior preferred stock increased to $203.5 billion as of June 30, 2024 from $199.2 billion as of March 31, 2024, due to the $4.3 billion increase in our net worth in the first quarter of 2024. The aggregate liquidation preference of the senior preferred stock will further increase to $208.0 billion as of September 30, 2024, due to the $4.5 billion increase in our net worth in the second quarter of 2024.

Fannie Mae (In conservatorship) Second Quarter 2024 Form 10-Q	67

Notes to Condensed Consolidated Financial Statements | Conservatorship, Senior Preferred Stock Purchase Agreement and Related Matters
Impact of U.S. Government Support
We continue to rely on support from Treasury to eliminate any net worth deficits we may experience in the future, which would otherwise trigger our being placed into receivership. We are not aware of any plans of FHFA (1) to fundamentally change our business model, or (2) to reduce the aggregate amount available to or held by the company under our equity structure, which includes the senior preferred stock agreement. Based on consideration of all the relevant conditions and events affecting our operations, including our reliance on the U.S. government, we continue to operate as a going concern and in accordance with FHFA’s provision of authority.
Related Parties
Because Treasury holds a warrant to purchase shares of Fannie Mae common stock equal to 79.9% of the total number of shares of Fannie Mae common stock, we and Treasury are deemed related parties. As of June 30, 2024, Treasury held an investment in our senior preferred stock with an aggregate liquidation preference of $203.5 billion.
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
The following table provides the income statement impact of our related party transactions for the periods presented in addition to the associated liability at period end. The associated liability represents amounts accrued with respect to the related party transactions that have not yet been paid to the applicable related parties. In addition to the impact described in the table below, our investment in CSS, which is accounted for using the equity method, is classified as “Other assets” in our condensed consolidated balance sheets. We contributed $16 million to CSS for the three months ended June 30, 2024 and 2023. We contributed $38 million and $42 million for the six months ended June 30, 2024 and 2023, respectively.

Related Party	Activity	Income Statement Classification	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Other Liabilities as of June 30, 2024
			2024	2023	2024	2023
			(Dollars in millions)
Treasury	TCCA fees	TCCA fees(1)	$859	$856	$1,719	$1,711	$859
Treasury	Treasury’s Capital Magnet Fund	Other expenses, net	14	16	25	27	25
FHFA	FHFA regulatory assessment fees	Other administrative expenses	40	40	80	79	—
Treasury & Freddie Mac	Making Home Affordable Program reimbursements	Administrative expenses	—	3	—	6	—
CSS & Freddie Mac	Net operating losses associated with our investment in CSS	Other expenses, net	16	16	38	42	—
(1)Consists of the portion of our single-family guaranty fees that is paid to Treasury pursuant to the TCCA. The resulting fee revenue and expense are recorded in “Interest income: Mortgage loans” and “TCCA fees,” respectively, in our condensed consolidated statements of operations and comprehensive income.

Fannie Mae (In conservatorship) Second Quarter 2024 Form 10-Q	68

Notes to Condensed Consolidated Financial Statements | Consolidations and Transfers of Financial Assets

3.  Consolidations and Transfers of Financial Assets
We have interests in various entities that are considered to be variable interest entities (“VIEs”). The primary types of VIEs are securitization and resecuritization trusts, limited partnerships and special purpose vehicles (“SPVs”). Variable interests from Freddie Mac and other issuers may include a guaranty that reduces our exposure to credit risk when we hold them as investments or resecuritize them in a resecuritization trust that issues MBS that are backed by our guaranty. We consolidate the substantial majority of our single-class securitization trusts because our role as guarantor and master servicer provides us with the power to direct activities (primarily the servicing of mortgage loans) that impact the credit risk to which we are exposed. In contrast, we do not consolidate single-class securitization trusts when other organizations have the power to direct these activities unless we have the unilateral ability to dissolve the trust. We also do not consolidate our resecuritization trusts unless we have the unilateral ability to dissolve the trust. We may include securities issued by Freddie Mac in some of our resecuritization trusts. The mortgage loans that serve as collateral for Freddie Mac-issued securities are not held in trusts that are consolidated by Fannie Mae.
Unconsolidated VIEs
We do not consolidate VIEs when we are not deemed to be the primary beneficiary. The following table displays the carrying amount and classification of our assets and liabilities that relate to our involvement with unconsolidated securitization and resecuritization trusts.

	As of
	June 30, 2024	December 31, 2023
	(Dollars in millions)
Assets and liabilities recorded in our condensed consolidated balance sheets related to unconsolidated mortgage-backed trusts:
Investments in securities, at fair value	$1,415	$4,863
Other assets	35	37
Other liabilities	(40)	(42)
Net carrying amount	$1,410	$4,858
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
Our maximum exposure to loss related to unconsolidated securitization and resecuritization trusts, which includes but is not limited to our exposure to these Freddie Mac securities, was approximately $212 billion and $223 billion as of June 30, 2024 and December 31, 2023, respectively. The total assets of our unconsolidated securitization and resecuritization trusts were approximately $212 billion and $273 billion as of June 30, 2024 and December 31, 2023, respectively.
The maximum exposure to loss for our unconsolidated limited partnerships and similar legal entities, which consist of LIHTC investments, community investments and investments in other entities, was $580 million and the related net carrying value was $580 million as of June 30, 2024. As of December 31, 2023, the maximum exposure to loss was $530 million and the related net carrying value was $528 million. The total assets of these limited partnership investments was $5.9 billion and $5.8 billion as of June 30, 2024 and December 31, 2023, respectively.
The maximum exposure to loss related to our involvement with unconsolidated SPVs that transfer credit risk represents the unpaid principal balance and accrued interest payable of obligations issued by our Connecticut Avenue Securities® (“CAS”) and Multifamily Connecticut Avenue Securities® (“MCASTM”) SPVs. The maximum exposure to loss related to these unconsolidated SPVs was $22.8 billion and $21.4 billion as of June 30, 2024 and December 31, 2023, respectively. The total assets related to these unconsolidated SPVs were $22.8 billion and $21.4 billion as of June 30, 2024 and December 31, 2023, respectively.

Fannie Mae (In conservatorship) Second Quarter 2024 Form 10-Q	69

Notes to Condensed Consolidated Financial Statements | Consolidations and Transfers of Financial Assets

As our lending relationship does not provide us with a controlling financial interest in the borrower entity for loans in our multifamily loan portfolio, we do not consolidate these borrowers regardless of their status as either a VIE or a voting interest entity. We have excluded these entities from our VIE disclosures. As of June 30, 2024, the unpaid principal balance of our multifamily loan portfolio was $470.9 billion. However, the disclosures we have provided in “Note 4, Mortgage Loans,” “Note 5, Allowance for Loan Losses” and “Note 7, Financial Guarantees” with respect to this population are consistent with the FASB’s stated objectives for the disclosures related to unconsolidated VIEs.
Transfers of Financial Assets and Portfolio Securitizations
We issue Fannie Mae MBS through portfolio securitization transactions by transferring pools of mortgage loans or mortgage-related securities to one or more trusts or special purpose entities. For the three months ended June 30, 2024 and 2023, the unpaid principal balance of portfolio securitizations was $35.5 billion and $36.9 billion, respectively. For the six months ended June 30, 2024 and 2023, the unpaid principal balance of portfolio securitizations was $66.7 billion and $65.2 billion, respectively. The substantial majority of these portfolio securitization transactions generally do not qualify for sale treatment. Portfolio securitization trusts that do qualify for sale treatment primarily consist of loans that are guaranteed or insured, in whole or in part, by the U.S. government.
We retain interests from the transfer and sale of mortgage-related securities to unconsolidated single-class and multi-class portfolio securitization trusts. As of June 30, 2024, the unpaid principal balance of retained interests was $699 million and its related fair value was $1.1 billion. As of December 31, 2023, the unpaid principal balance of retained interests was $821 million and its related fair value was $1.3 billion. For the three months ended June 30, 2024 and 2023, the principal, interest and other fees received on retained interests was $63 million and $70 million, respectively. For the six months ended June 30, 2024 and 2023, the principal, interest and other fees received on retained interests was $127 million and $148 million, respectively.
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
The following table displays the carrying value of our mortgage loans and allowance for loan losses.

	As of
	June 30, 2024	December 31, 2023
	(Dollars in millions)
Single-family	$3,627,376	$3,641,385
Multifamily	470,928	461,247
Total unpaid principal balance of mortgage loans	4,098,304	4,102,632
Cost basis and fair value adjustments, net	38,936	41,729
Allowance for loan losses for HFI loans	(8,026)	(8,730)
Total mortgage loans(1)	$4,129,214	$4,135,631
(1)Excludes $10.8 billion and $10.4 billion of accrued interest receivable as of June 30, 2024 and December 31, 2023, respectively.

Fannie Mae (In conservatorship) Second Quarter 2024 Form 10-Q	70

Notes to Condensed Consolidated Financial Statements | Mortgage Loans
The following table displays information about our purchase of HFI loans, redesignation of loans and the sales of mortgage loans during the period.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2024	2023	2024	2023
	(Dollars in millions)
Purchase of HFI loans:
Single-family unpaid principal balance	$85,776	$89,175	$148,066	$156,642
Multifamily unpaid principal balance	9,271	15,111	19,339	25,346

Single-family loans redesignated from HFI to HFS:
Amortized cost	$216	$—	$452	$—
Lower of cost or fair value adjustment at time of redesignation(1)	(18)	—	(38)	—
Allowance reversed at time of redesignation	4	—	3	—

Single-family loans sold:
Unpaid principal balance	$1,832	$—	$2,331	$1,842
Realized gains (losses), net	8	—	13	17
(1)Consists of the write-off against the allowance at the time of redesignation.
The amortized cost of single-family mortgage loans for which formal foreclosure proceedings were in process was $4.4 billion as of June 30, 2024 and $4.6 billion as of December 31, 2023. As a result of our various loss mitigation and foreclosure prevention efforts, we expect that a portion of the loans in the process of formal foreclosure proceedings will not ultimately foreclose.

Fannie Mae (In conservatorship) Second Quarter 2024 Form 10-Q	71

Notes to Condensed Consolidated Financial Statements | Mortgage Loans
Aging Analysis
The following tables display an aging analysis of the total amortized cost of our HFI mortgage loans by portfolio segment and class of financing receivable, excluding loans for which we have elected the fair value option.

	As of June 30, 2024
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(1)	Total Delinquent	Current	Total	Loans 90 Days or More Delinquent and Accruing Interest	Nonaccrual Loans with No Allowance
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$33,669	$7,696	$16,600	$57,965	$3,168,651	$3,226,616	$568	$3,128
15-year or less, amortizing fixed-rate	1,775	288	546	2,609	395,554	398,163	34	188
Adjustable-rate	176	38	90	304	25,619	25,923	3	15
Other(2)	583	161	431	1,175	21,484	22,659	37	179
Total single-family	36,203	8,183	17,667	62,053	3,611,308	3,673,361	642	3,510
Multifamily(3)	935	N/A	1,564	2,499	468,367	470,866	106	551
Total	$37,138	$8,183	$19,231	$64,552	$4,079,675	$4,144,227	$748	$4,061

	As of December 31, 2023
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(1)	Total Delinquent	Current	Total	Loans 90 Days or More Delinquent and Accruing Interest	Nonaccrual Loans with No Allowance
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$33,119	$8,093	$18,659	$59,871	$3,148,171	$3,208,042	$1,371	$3,457
15-year or less, amortizing fixed-rate	1,846	319	650	2,815	425,598	428,413	74	176
Adjustable-rate	184	42	100	326	26,032	26,358	11	21
Other(2)	586	171	562	1,319	23,772	25,091	148	228
Total single-family	35,735	8,625	19,971	64,331	3,623,573	3,687,904	1,604	3,882
Multifamily(3)	449	N/A	1,699	2,148	459,206	461,354	171	594
Total	$36,184	$8,625	$21,670	$66,479	$4,082,779	$4,149,258	$1,775	$4,476
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

Fannie Mae (In conservatorship) Second Quarter 2024 Form 10-Q	72

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

	Credit Quality Indicators as of June 30, 2024 and Write-offs for the Six Months Ended June 30, 2024, by Year of Origination(1)
	2024	2023	2022	2021	2020	Prior	Total
	(Dollars in millions)
Estimated mark-to-market LTV ratio:(2)
20- and 30-year or more, amortizing fixed-rate:
Less than or equal to 80%	$70,150	$173,891	$334,255	$881,378	$742,596	$748,745	$2,951,015
Greater than 80% and less than or equal to 90%	19,486	71,484	80,974	18,851	2,194	1,498	194,487
Greater than 90% and less than or equal to 100%	29,344	32,819	15,542	1,653	193	206	79,757
Greater than 100%	—	145	908	112	38	154	1,357
Total 20- and 30-year or more, amortizing fixed-rate	118,980	278,339	431,679	901,994	745,021	750,603	3,226,616
Current-year 20- and 30-year or more, amortizing fixed-rate write-offs	$—	$15	$54	$45	$16	$72	$202
15-year or less, amortizing fixed-rate:
Less than or equal to 80%	2,960	7,189	33,391	155,353	109,935	88,223	397,051
Greater than 80% and less than or equal to 90%	187	430	255	18	1	1	892
Greater than 90% and less than or equal to 100%	135	65	18	1	—	—	219
Greater than 100%	—	—	—	—	—	1	1
Total 15-year or less, amortizing fixed-rate	3,282	7,684	33,664	155,372	109,936	88,225	398,163
Current-year 15-year or less, amortizing fixed-rate write-offs	—	—	1	1	—	2	4
Adjustable-rate:
Less than or equal to 80%	821	1,924	4,610	5,709	1,566	9,274	23,904
Greater than 80% and less than or equal to 90%	185	533	806	37	5	2	1,568
Greater than 90% and less than or equal to 100%	109	162	155	5	1	1	433
Greater than 100%	—	1	17	—	—	—	18
Total adjustable-rate	1,115	2,620	5,588	5,751	1,572	9,277	25,923
Current-year adjustable-rate write-offs	—	—	—	—	—	1	1
Other:
Less than or equal to 80%	—	—	—	—	—	18,270	18,270
Greater than 80% and less than or equal to 90%	—	—	—	—	—	64	64
Greater than 90% and less than or equal to 100%	—	—	—	—	—	32	32
Greater than 100%	—	—	—	—	—	29	29
Total other	—	—	—	—	—	18,395	18,395
Current-year other write-offs	—	—	—	—	—	10	10

Total for all classes by LTV ratio:(2)
Less than or equal to 80%	$73,931	$183,004	$372,256	$1,042,440	$854,097	$864,512	$3,390,240
Greater than 80% and less than or equal to 90%	19,858	72,447	82,035	18,906	2,200	1,565	197,011
Greater than 90% and less than or equal to 100%	29,588	33,046	15,715	1,659	194	239	80,441
Greater than 100%	—	146	925	112	38	184	1,405
Total	$123,377	$288,643	$470,931	$1,063,117	$856,529	$866,500	$3,669,097
Total current-year write-offs	$—	$15	$55	$46	$16	$85	$217

Fannie Mae (In conservatorship) Second Quarter 2024 Form 10-Q	73

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

	Credit Quality Indicators as of December 31, 2023 and Write-offs for the Year Ended December 31, 2023, by Year of Origination(1)
	2023	2022	2021	2020	2019	Prior	Total
	(Dollars in millions)
Estimated mark-to-market LTV ratio:(2)
20- and 30-year or more, amortizing fixed-rate:
Less than or equal to 80%	$148,641	$314,384	$889,434	$767,596	$136,654	$648,964	$2,905,673
Greater than 80% and less than or equal to 90%	57,686	95,509	38,790	3,424	804	1,082	197,295
Greater than 90% and less than or equal to 100%	61,658	35,602	4,002	363	71	189	101,885
Greater than 100%	1,000	1,764	189	47	17	172	3,189
Total 20- and 30-year or more, amortizing fixed-rate	268,985	447,259	932,415	771,430	137,546	650,407	3,208,042
Current-year 20- and 30-year or more, amortizing fixed-rate write-offs	$2	$35	$53	$45	$108	$560	$803
15-year or less, amortizing fixed-rate:
Less than or equal to 80%	7,110	35,224	165,294	117,795	17,162	84,222	426,807
Greater than 80% and less than or equal to 90%	581	647	52	2	—	1	1,283
Greater than 90% and less than or equal to 100%	259	58	1	—	—	1	319
Greater than 100%	1	2	—	—	—	1	4
Total 15-year or less, amortizing fixed-rate	7,951	35,931	165,347	117,797	17,162	84,225	428,413
Current-year 15-year or less, amortizing fixed-rate write-offs	—	—	1	1	1	5	8
Adjustable-rate:
Less than or equal to 80%	1,566	4,452	5,945	1,654	710	9,716	24,043
Greater than 80% and less than or equal to 90%	499	1,030	90	6	2	3	1,630
Greater than 90% and less than or equal to 100%	299	330	11	—	—	1	641
Greater than 100%	14	29	1	—	—	—	44
Total adjustable-rate	2,378	5,841	6,047	1,660	712	9,720	26,358
Current-year adjustable-rate write-offs	—	1	—	—	—	2	3
Other:
Less than or equal to 80%	—	—	—	—	27	19,418	19,445
Greater than 80% and less than or equal to 90%	—	—	—	—	—	81	81
Greater than 90% and less than or equal to 100%	—	—	—	—	—	39	39
Greater than 100%	—	—	—	—	—	35	35
Total other	—	—	—	—	27	19,573	19,600
Current-year other write-offs	—	—	—	—	—	52	52
Total for all classes by LTV ratio:(2)
Less than or equal to 80%	$157,317	$354,060	$1,060,673	$887,045	$154,553	$762,320	$3,375,968
Greater than 80% and less than or equal to 90%	58,766	97,186	38,932	3,432	806	1,167	200,289
Greater than 90% and less than or equal to 100%	62,216	35,990	4,014	363	71	230	102,884
Greater than 100%	1,015	1,795	190	47	17	208	3,272
Total	$279,314	$489,031	$1,103,809	$890,887	$155,447	$763,925	$3,682,413
Total current-year write-offs	$2	$36	$54	$46	$109	$619	$866
(1)Excludes amortized cost of $4.3 billion and $5.5 billion as of June 30, 2024 and December 31, 2023, respectively, of mortgage loans guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies, which represents primarily reverse mortgages for which we do not calculate an estimated mark-to-market LTV ratio. For the three months ended June 30, 2024 and year ended December 31, 2023, it also excludes write-offs of $39 million and $7 million, respectively, of mortgage loans guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies. Year of loan origination may not be the same as the period in which we subsequently acquired the loan.
(2)The aggregate estimated mark-to-market LTV ratio is based on the unpaid principal balance of the loan divided by the estimated current value of the property as of the end of each reported period, which we calculate using an internal valuation model that estimates periodic changes in home value.

Fannie Mae (In conservatorship) Second Quarter 2024 Form 10-Q	74

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

	Credit Quality Indicators as of June 30, 2024 and Write-offs for the Six Months Ended June 30, 2024, by Year of Origination(1)
	2024	2023	2022	2021	2020	Prior	Total
	(Dollars in millions)
Internally assigned credit risk rating:
Pass(2)	$15,261	$53,341	$50,617	$60,102	$72,560	$186,999	$438,880
Special mention(3)	19	—	13	419	14	98	563
Substandard(4)	—	772	9,520	3,583	2,530	15,006	31,411
Doubtful(5)	—	—	12	—	—	—	12
Total	$15,280	$54,113	$60,162	$64,104	$75,104	$202,103	$470,866
Current-year write-offs	$—	$29	$27	$11	$16	$88	$171

	Credit Quality Indicators as of December 31, 2023 and Write-offs for the Year Ended December 31, 2023, by Year of Origination(1)
	2023	2022	2021	2020	2019	Prior	Total
	(Dollars in millions)
Internally assigned credit risk rating:
Pass(2)	$49,944	$51,380	$60,563	$72,791	$56,901	$136,860	$428,439
Special mention(3)	4	11	181	32	46	130	404
Substandard(4)	521	9,517	3,654	2,703	3,893	12,188	32,476
Doubtful(5)	25	—	—	—	10	—	35
Total	$50,494	$60,908	$64,398	$75,526	$60,850	$149,178	$461,354
Current-year write-offs	$—	$3	$4	$6	$23	$365	$401
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
(4)Loans classified as “Substandard” have a well-defined weakness that jeopardizes the timely full repayment. We had seniors housing loans with an amortized cost of $5.1 billion and $6.9 billion as of June 30, 2024 and December 31, 2023, respectively, classified as substandard.
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

Fannie Mae (In conservatorship) Second Quarter 2024 Form 10-Q	75

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

	For the Three Months Ended June 30, 2024
	Payment Delay (Only)
	Forbearance Plan	Payment Deferral	Trial Modification and Repayment Plans	Payment Delay and Term Extension(1)	Payment Delay, Term Extension, Interest Rate Reduction, and Other(1)	Total	Percentage of Total by Financing Class(2)
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$4,905	$2,733	$4,498	$2,438	$32	$14,606	* %
15-year or less, amortizing fixed-rate	195	84	162	1	—	442	*
Adjustable-rate	25	12	15	—	—	52	*
Other	25	38	56	28	12	159	1
Total single-family	5,150	2,867	4,731	2,467	44	15,259	*
Multifamily	29	—	—	—	57	86	*
Total(3)	$5,179	$2,867	$4,731	$2,467	$101	$15,345	*

Fannie Mae (In conservatorship) Second Quarter 2024 Form 10-Q	76

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

	For the Six Months Ended June 30, 2024
	Payment Delay (Only)
	Forbearance Plan	Payment Deferral	Trial Modification and Repayment Plans	Payment Delay and Term Extension(1)	Payment Delay, Term Extension, Interest Rate Reduction, and Other(1)	Total	Percentage of Total by Financing Class(2)
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$6,698	$6,155	$6,626	$4,605	$62	$24,146	1%
15-year or less, amortizing fixed-rate	271	199	235	2	1	708	*
Adjustable-rate	36	29	22	—	2	89	*
Other	38	82	92	55	23	290	1
Total single-family	7,043	6,465	6,975	4,662	88	25,233	1
Multifamily	31	—	—	—	62	93	*
Total(3)	$7,074	$6,465	$6,975	$4,662	$150	$25,326	1

	For the Three Months Ended June 30, 2023
	Payment Delay (Only)
	Forbearance Plan	Payment Deferral	Trial Modification and Repayment Plans	Payment Delay and Term Extension(1)	Payment Delay, Term Extension and Interest Rate Reduction(1)	Total	Percentage of Total by Financing Class(2)
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$8,107	$2,689	$3,444	$1,746	$80	$16,066	1%
15-year or less, amortizing fixed-rate	339	116	132	1	—	588	*
Adjustable-rate	46	10	12	—	1	69	*
Other	89	36	86	35	17	263	1
Total single-family	8,581	2,851	3,674	1,782	98	16,986	*
Multifamily	423	—	—	—	525	948	*
Total(3)	$9,004	$2,851	$3,674	$1,782	$623	$17,934	*

Fannie Mae (In conservatorship) Second Quarter 2024 Form 10-Q	77

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

	For the Six Months Ended June 30, 2023
	Payment Delay (Only)
	Forbearance Plan	Payment Deferral	Trial Modification and Repayment Plans	Payment Delay and Term Extension(1)	Payment Delay, Term Extension and Interest Rate Reduction(1)	Total	Percentage of Total by Financing Class(2)
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$10,410	$6,207	$5,202	$3,487	$338	$25,644	1%
15-year or less, amortizing fixed-rate	451	264	203	1	—	919	*
Adjustable-rate	55	27	18	—	2	102	*
Other	137	84	134	69	45	469	2
Total single-family	11,053	6,582	5,557	3,557	385	27,134	1
Multifamily	784	—	—	—	534	1,318	*
Total(3)	$11,837	$6,582	$5,557	$3,557	$919	$28,452	1
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

Fannie Mae (In conservatorship) Second Quarter 2024 Form 10-Q	78

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

	For the Three Months Ended June 30,
	2024			2023
	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (in Months)	Average Amount Capitalized as a Result of a Payment Delay(1)	Weighted- Average Interest Rate Reduction	Weighted- Average Term Extension (in Months)	Average Amount Capitalized as a Result of a Payment Delay(1)
Loan by class of financing receivable:(2)
20- and 30-year or more, amortizing fixed-rate	0.74%	160	$13,518	1.15%	172	$16,661
15-year or less, amortizing fixed-rate	2.72	87	10,601	2.50	79	14,819
Adjustable-rate	—	—	10,062	1.61	—	14,450
Other	0.52	143	18,995	1.34	172	21,304

	For the Six Months Ended June 30,
	2024			2023
	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (in Months)	Average Amount Capitalized as a Result of a Payment Delay(1)	Weighted- Average Interest Rate Reduction	Weighted- Average Term Extension (in Months)	Average Amount Capitalized as a Result of a Payment Delay(1)
Loan by class of financing receivable:(2)
20- and 30-year or more, amortizing fixed-rate	0.87%	161	$13,675	1.09%	173	$16,864
15-year or less, amortizing fixed-rate	2.00	85	12,450	1.83	73	14,636
Adjustable-rate	2.00	—	11,822	1.76	—	15,228
Other	0.82	157	17,970	1.48	179	20,715
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

Fannie Mae (In conservatorship) Second Quarter 2024 Form 10-Q	79

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

	For the Three Months Ended June 30, 2024
	Payment Delay as a Result of a Payment Deferral (Only)	Payment Delay and Term Extension	Payment Delay, Term Extension, Interest Rate Reduction and Other	Total
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$1,178	$625	$9	$1,812
15-year or less, amortizing fixed-rate	31	—	—	31
Adjustable-rate	3	—	1	4
Other	16	8	5	29
Total single-family	1,228	633	15	1,876
Multifamily	—	—	13	13
Total loans that subsequently defaulted(1)(2)	$1,228	$633	$28	$1,889

	For the Six Months Ended June 30, 2024
	Payment Delay as a Result of a Payment Deferral (Only)	Payment Delay and Term Extension	Payment Delay, Term Extension, Interest Rate Reduction and Other	Total
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$1,727	$925	$18	$2,670
15-year or less, amortizing fixed-rate	51	—	—	51
Adjustable-rate	5	—	2	7
Other	23	11	8	42
Total single-family	1,806	936	28	2,770
Multifamily	—	—	18	18
Total loans that subsequently defaulted(1)(2)	$1,806	$936	$46	$2,788

	For the Three Months Ended June 30, 2023
	Payment Delay as a Result of a Payment Deferral (Only)	Payment Delay and Term Extension	Payment Delay, Term Extension and Interest Rate Reduction	Total
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$819	$327	$197	$1,343
15-year or less, amortizing fixed-rate	27	—	—	27
Adjustable-rate	2	—	2	4
Other	11	7	10	28
Total single-family	859	334	209	1,402
Multifamily	—	—	1	1
Total loans that subsequently defaulted(1)(2)	$859	$334	$210	$1,403

Fannie Mae (In conservatorship) Second Quarter 2024 Form 10-Q	80

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

	For the Six Months Ended June 30, 2023
	Payment Delay as a Result of a Payment Deferral (Only)	Payment Delay and Term Extension	Payment Delay, Term Extension and Interest Rate Reduction	Total
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$1,290	$446	$385	$2,121
15-year or less, amortizing fixed-rate	44	—	1	45
Adjustable-rate	3	—	2	5
Other	18	11	19	48
Total single-family	1,355	457	407	2,219
Multifamily	—	—	1	1
Total loans that subsequently defaulted(1)(2)	$1,355	$457	$408	$2,220
(1)    Represents amortized cost as of period end. Excludes loans that liquidated either through foreclosure, deed-in-lieu of foreclosure, or a short sale.
(2)    The substantial majority of loans that received a completed modification or a payment deferral during for the three months ended June 30, 2024 did not default during the second quarter of 2024. The substantial majority of loans that received a completed modification or a payment deferral during the three months ended June 30, 2023 did not default during the second quarter of 2023.
The following tables display an aging analysis of HFI mortgage loans that were restructured during the twelve months prior to June 30, 2024 and June 30, 2023, respectively, presented by portfolio segment and class of financing receivable.

	As of June 30, 2024(1)
	30-59 Days Delinquent	60-89 Days Delinquent(2)	Seriously Delinquent	Total Delinquent	Current	Total
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$3,970	$2,359	$10,681	$17,010	$12,933	$29,943
15-year or less, amortizing fixed-rate	116	63	348	527	403	930
Adjustable-rate	11	10	45	66	43	109
Other	60	36	124	220	180	400
Total single-family loans modified	4,157	2,468	11,198	17,823	13,559	31,382
Multifamily	—	N/A	361	361	883	1,244
Total loans restructured(3)	$4,157	$2,468	$11,559	$18,184	$14,442	$32,626

Fannie Mae (In conservatorship) Second Quarter 2024 Form 10-Q	81

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

	As of June 30, 2023(1)
	30-59 Days Delinquent	60-89 Days Delinquent(2)	Seriously Delinquent	Total Delinquent	Current	Total
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$3,442	$2,227	$12,035	$17,704	$18,060	$35,764
15-year or less, amortizing fixed-rate	114	82	447	643	639	1,282
Adjustable-rate	14	9	59	82	66	148
Other	82	43	251	376	400	776
Total single-family loans modified	3,652	2,361	12,792	18,805	19,165	37,970
Multifamily	—	N/A	380	380	969	1,349
Total loans restructured(3)	$3,652	$2,361	$13,172	$19,185	$20,134	$39,319
(1)    The substantial majority of loans that received a completed modification or a payment deferral during the second quarter of 2024 were not delinquent as of June 30, 2024. The substantial majority of loans that received a completed modification or a payment deferral during the second quarter of 2023 were not delinquent as of June 30, 2023.
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

Fannie Mae (In conservatorship) Second Quarter 2024 Form 10-Q	82

Notes to Condensed Consolidated Financial Statements | Mortgage Loans
The table below displays the accrued interest receivable written off through the reversal of interest income for nonaccrual loans.

	For the Three Months Ended June 30,
	2024	2023
	(Dollars in millions)
Accrued interest receivable written off through the reversal of interest income:
Single-family	$97	$74
Multifamily	4	33

	For the Six Months Ended June 30,
	2024	2023
	(Dollars in millions)
Accrued interest receivable written off through the reversal of interest income:
Single-family	$179	$153
Multifamily	6	35
The tables below include the amortized cost of and interest income recognized on our HFI single-family and multifamily loans on nonaccrual status by class, excluding loans for which we have elected the fair value option.

	As of			For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2024
	June 30, 2024	March 31, 2024	December 31, 2023
	Amortized Cost(1)			Total Interest Income Recognized(2)
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$22,183	$22,712	$21,971	$45	$124
15-year or less, amortizing fixed-rate	704	734	727	1	3
Adjustable-rate	117	115	109	—	1
Other	496	480	508	2	4
Total single-family	23,500	24,041	23,315	48	132
Multifamily	1,836	1,812	1,890	24	26
Total nonaccrual loans	$25,336	$25,853	$25,205	$72	$158

	As of			For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2023
	June 30, 2023	March 31, 2023	December 31, 2022
	Amortized Cost(1)			Total Interest Income Recognized(2)
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$17,051	$14,172	$9,447	$15	$79
15-year or less, amortizing fixed-rate	565	429	200	—	1
Adjustable-rate	85	75	53	—	—
Other	573	601	617	2	4
Total single-family	18,274	15,277	10,317	17	84
Multifamily	1,448	1,541	2,200	2	10
Total nonaccrual loans	$19,722	$16,818	$12,517	$19	$94
(1)Amortized cost is presented net of any write-offs, which are recognized when a loan balance is deemed uncollectible.

Fannie Mae (In conservatorship) Second Quarter 2024 Form 10-Q	83

Notes to Condensed Consolidated Financial Statements | Mortgage Loans
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in millions)
Single-family allowance for loan losses:
Beginning balance	$(6,275)	$(9,479)	$(6,671)	$(9,443)
Benefit (provision) for loan losses	530	1,399	869	1,403
Write-offs	141	53	256	95
Recoveries	(99)	(27)	(157)	(103)
Other	—	64	—	58
Ending balance	$(5,703)	$(7,990)	$(5,703)	$(7,990)
Multifamily allowance for loan losses:
Beginning balance	$(2,104)	$(1,856)	$(2,059)	$(1,904)
Benefit (provision) for loan losses	(245)	(152)	(402)	(332)
Write-offs	38	17	171	254
Recoveries	(12)	(1)	(33)	(10)
Ending balance	$(2,323)	$(1,992)	$(2,323)	$(1,992)
Total allowance for loan losses:
Beginning balance	$(8,379)	$(11,335)	$(8,730)	$(11,347)
Benefit (provision) for loan losses	285	1,247	467	1,071
Write-offs	179	70	427	349
Recoveries	(111)	(28)	(190)	(113)
Other	—	64	—	58
Ending balance	$(8,026)	$(9,982)	$(8,026)	$(9,982)
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
Our single-family benefit for loan losses for the three and six months ended June 30, 2024 was primarily driven by a benefit from actual and forecasted home price growth, partially offset by a provision from changes in loan activity, as described below:
•Benefit from actual and forecasted home price growth. During the three and six months ended June 30, 2024, actual home prices appreciated more than originally projected and our forecast of future home prices also

Fannie Mae (In conservatorship) Second Quarter 2024 Form 10-Q	84

Notes to Condensed Consolidated Financial Statements | Allowance for Loan Losses
improved. Higher home prices decrease the likelihood that loans will default and reduce the amount of losses on loans that do default, which impacts our estimate of losses and ultimately reduces our loss reserves and provision for loan losses.
•Provision from changes in loan activity. This includes provision on newly acquired loans and was primarily driven by the credit risk profile of our single-family acquisitions for the three and six months ended June 30, 2024, which primarily consisted of purchase loans. Purchase loans generally have higher origination LTV ratios than refinance loans; therefore, purchase loans have a higher estimated risk of default and loss severity in the allowance than refinance loans and a correspondingly higher loan loss provision at the time of acquisition.
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
•Provision from changes in loan activity. This includes provision on newly acquired loans and was primarily driven by the credit risk profile of our single-family acquisitions for the three and six months ended June 30, 2023, as described in our quarterly report on Form 10-Q for the quarter ended June 30, 2023.
Our multifamily provision for loan losses for the three months ended June 30, 2024 was primarily driven by continued declines in estimated actual and near-term projected multifamily property values and the impact of new 30-day loan delinquencies in our multifamily guaranty book of business, including provision attributable to a portfolio of approximately $600 million of adjustable-rate conventional loans.
Our multifamily provision for loan losses for the six months ended June 30, 2024 was primarily driven by declines in estimated actual and near-term projected multifamily property values, the impact of new 30-day loan delinquencies in our multifamily guaranty book of business, and increases in actual and projected interest rates.
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

	As of
	June 30, 2024	December 31, 2023
	(Dollars in millions)
Mortgage-related securities (includes $327 million and $364 million, respectively, related to consolidated trusts)	$1,327	$4,770
Non-mortgage-related securities (includes $8.7 billion and $5.7 billion, respectively, pledged as collateral)(1)	48,065	47,782
Total trading securities	$49,392	$52,552
(1)Primarily includes U.S. Treasury securities.

Fannie Mae (In conservatorship) Second Quarter 2024 Form 10-Q	85

Notes to Condensed Consolidated Financial Statements | Investments in Securities

The following table displays information about our net trading gains (losses).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in millions)
Net trading gains (losses)	$121	$(723)	$(140)	$23
Net trading gains (losses) recognized in the period related to securities still held at period end	105	(731)	(157)	60
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

	As of June 30, 2024
	Total Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains in AOCI	Gross Unrealized Losses in AOCI	Total Fair Value
	(Dollars in millions)
Agency securities	$384	$—	$1	$(29)	$356
Other mortgage-related securities	143	(2)	10	—	151
Total	$527	$(2)	$11	$(29)	$507

	As of December 31, 2023
	Total Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains in AOCI	Gross Unrealized Losses in AOCI	Total Fair Value
	(Dollars in millions)
Agency securities	$405	$—	$1	$(29)	$377
Other mortgage-related securities	179	(2)	10	—	187
Total	$584	$(2)	$11	$(29)	$564
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

Fannie Mae (In conservatorship) Second Quarter 2024 Form 10-Q	86

Notes to Condensed Consolidated Financial Statements | Investments in Securities

The following table displays additional information regarding gross unrealized losses and fair value by major security type for AFS securities in an unrealized loss position, excluding allowance for credit losses.

	As of
	June 30, 2024				December 31, 2023
	Less Than 12 Consecutive Months		12 Consecutive Months or Longer		Less Than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses in AOCI	Fair Value	Gross Unrealized Losses in AOCI	Fair Value	Gross Unrealized Losses in AOCI	Fair Value	Gross Unrealized Losses in AOCI	Fair Value
	(Dollars in millions)
Agency securities	$(1)	$41	$(28)	$238	$(3)	$66	$(26)	$238
Other mortgage-related securities	—	3	—	—	—	—	—	—
Total	$(1)	$44	$(28)	$238	$(3)	$66	$(26)	$238
There were no sales of AFS securities in the first half of 2024 or the first half of 2023. As a result, no gross realized gains (losses) or proceeds from sales were recognized in either period.
We held no securities classified as held-to-maturity as of June 30, 2024 or December 31, 2023.
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
As the guarantor of structured securities backed in whole or in part by Freddie Mac-issued securities, we extend our guaranty to the underlying Freddie Mac securities in our resecuritization trusts. However, Freddie Mac continues to guarantee the payment of principal and interest on the underlying Freddie Mac securities that we have resecuritized. When we began issuing UMBS, we entered into an indemnification agreement under which Freddie Mac agreed to indemnify us for losses caused by its failure to meet its payment or other specified obligations under the trust agreements pursuant to which the underlying resecuritized securities were issued. As a result, and due to the funding commitment available to Freddie Mac through its senior preferred stock purchase agreement with Treasury, we have concluded that the associated credit risk is negligible. Accordingly, we exclude from the following table Freddie Mac securities backing unconsolidated Fannie Mae-issued structured securities of $208.3 billion and $215.6 billion as of June 30, 2024 and December 31, 2023, respectively.
The following table displays our off-balance sheet maximum exposure, guaranty obligation recognized in our condensed consolidated balance sheets and the potential maximum recovery from third parties through available credit enhancements and recourse related to our financial guarantees.

	As of
	June 30, 2024			December 31, 2023
	Maximum Exposure	Guaranty Obligation	Maximum Recovery(1)	Maximum Exposure	Guaranty Obligation	Maximum Recovery(1)
	(Dollars in millions)
Unconsolidated Fannie Mae MBS	$2,628	$14	$2,569	$2,778	$14	$2,713
Other guaranty arrangements(2)	9,009	61	1,942	9,154	65	1,967
Total	$11,637	$75	$4,511	$11,932	$79	$4,680
(1)Recoverability of such credit enhancements and recourse is subject to, among other factors, the ability of our mortgage insurers and the U.S. government, as a financial guarantor, to meet their obligations to us. For information on our mortgage insurers, see “Note 11, Concentrations of Credit Risk.”
(2)Primarily consists of credit enhancements and long-term standby commitments.

Fannie Mae (In conservatorship) Second Quarter 2024 Form 10-Q	87

Notes to Condensed Consolidated Financial Statements | Short-Term and Long-Term Debt

8.  Short-Term and Long-Term Debt
Short-Term Debt
The following table displays our outstanding short-term debt (debt with an original contractual maturity of one year or less) and weighted-average interest rates of this debt.

	As of
	June 30, 2024		December 31, 2023
	Outstanding	Weighted- Average Interest Rate(1)	Outstanding	Weighted- Average Interest Rate(1)
	(Dollars in millions)
Short-term debt of Fannie Mae	$12,008	5.30%	$17,314	5.13%
(1)Includes the effects of discounts, premiums and other cost basis adjustments.
Long-Term Debt
Long-term debt represents debt with an original contractual maturity of greater than one year. The following table displays our outstanding long-term debt.

	As of
	June 30, 2024			December 31, 2023
	Maturities	Outstanding(1)	Weighted- Average Interest Rate(2)	Maturities	Outstanding(1)	Weighted- Average Interest Rate(2)
	(Dollars in millions)
Senior fixed:
Benchmark notes and bonds	2024 - 2030	$52,653	2.90%	2024 - 2030	$54,727	2.79%
Medium-term notes(3)	2024 - 2034	41,567	1.95	2024 - 2031	42,217	1.58
Other(4)	2024 - 2038	6,741	4.13	2024 - 2038	6,787	3.98
Total senior fixed		100,961	2.61		103,731	2.40
Senior floating:
Medium-term notes(3)	2026	2,999	5.45	N/A	—	—
Connecticut Avenue Securities(5)	2024 - 2031	2,305	11.36	2024 - 2031	2,752	11.12
Other(6)	2037	270	8.81	2037	268	8.79
Total senior floating		5,574	8.05		3,020	10.92
Total long-term debt of Fannie Mae(7)		106,535	2.88		106,751	2.63
Debt of consolidated trusts	2024 - 2063	4,094,421	2.84	2024 - 2062	4,098,653	2.56
Total long-term debt		$4,200,956	2.84%		$4,205,404	2.57%
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
(7)Includes unamortized discounts and premiums, fair value adjustments, hedge-related cost basis adjustments, and other cost basis adjustments in a net discount position of $4.1 billion and $4.0 billion as of June 30, 2024 and December 31, 2023, respectively.

Fannie Mae (In conservatorship) Second Quarter 2024 Form 10-Q	88

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

Fannie Mae (In conservatorship) Second Quarter 2024 Form 10-Q	89

Notes to Condensed Consolidated Financial Statements | Derivative Instruments
Notional and Fair Value Position of our Derivatives
The following table displays the notional amount and estimated fair value of our asset and liability derivative instruments, including derivative instruments designated as hedges.

	As of June 30, 2024			As of December 31, 2023
	Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
		Asset Derivatives	Liability Derivatives		Asset Derivatives	Liability Derivatives
	(Dollars in millions)
Risk management derivatives designated as hedging instruments:
Swaps:(1)
Pay-fixed	$14,310	$—	$—	$9,954	$—	$—
Receive-fixed	18,930	—	—	28,587	—	—
Total risk management derivatives designated as hedging instruments	33,240	—	—	38,541	—	—
Risk management derivatives not designated as hedging instruments:
Swaps:(1)
Pay-fixed	127,685	—	—	136,648	—	—
Receive-fixed	118,023	60	(2,858)	115,288	76	(3,085)
Basis	250	43	—	250	44	—
Foreign currency	314	—	(77)	316	—	(66)
Swaptions:(1)
Pay-fixed	7,006	248	(22)	5,816	195	(12)
Receive-fixed	5,116	25	(70)	2,666	13	(60)
Futures(1)	140	—	—	32	—	—
Total risk management derivatives not designated as hedging instruments	258,534	376	(3,027)	261,016	328	(3,223)
Netting adjustment(2)	—	(290)	3,026	—	(283)	3,200
Total risk management derivatives portfolio	291,774	86	(1)	299,557	45	(23)
Mortgage commitment derivatives:
Mortgage commitments to purchase whole loans	4,633	4	(7)	2,734	14	—
Forward contracts to purchase mortgage-related securities	25,675	23	(39)	14,264	98	(2)
Forward contracts to sell mortgage-related securities	59,767	39	(19)	43,942	—	(102)
Total mortgage commitment derivatives	90,075	66	(65)	60,940	112	(104)
Credit enhancement derivatives	28,755	67	(15)	27,624	45	(13)
Derivatives at fair value	$410,604	$219	$(81)	$388,121	$202	$(140)
(1)Centrally cleared derivatives have no ascribable fair value because the positions are settled daily.
(2)The netting adjustment represents the effect of the legal right to offset under legally enforceable master netting arrangements to settle with the same counterparty on a net basis, including cash collateral posted and received. Cash collateral posted was $2.7 billion and $2.9 billion as of June 30, 2024 and December 31, 2023, respectively. Cash collateral received was $3 million and $5 million as of June 30, 2024 and December 31, 2023, respectively.

Fannie Mae (In conservatorship) Second Quarter 2024 Form 10-Q	90

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in millions)
Risk management derivatives:
Swaps:
Pay-fixed	$237	$1,858	$1,599	$268
Receive-fixed	209	(1,010)	(487)	562
Basis	(4)	15	(3)	28
Foreign currency	(3)	2	(11)	10
Swaptions:
Pay-fixed	21	12	44	(21)
Receive-fixed	7	(2)	3	(3)
Futures	1	1	2	1
Net contractual interest income (expense) on interest-rate swaps	(251)	(128)	(450)	(306)
Total risk management derivatives fair value gains (losses), net	217	748	697	539
Mortgage commitment derivatives fair value gains (losses), net	94	198	301	84
Credit enhancement derivatives fair value gains (losses), net	1	29	(14)	14
Total derivatives fair value gains (losses), net	$312	$975	$984	$637

Fannie Mae (In conservatorship) Second Quarter 2024 Form 10-Q	91

Notes to Condensed Consolidated Financial Statements | Derivative Instruments
Effect of Fair Value Hedge Accounting
The following table displays the effect of fair value hedge accounting on our condensed consolidated statements of operations and comprehensive income, including gains and losses recognized on fair value hedging relationships.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024		2023		2024		2023
	Interest Income: Mortgage Loans	Interest Expense: Long-Term Debt	Interest Income: Mortgage Loans	Interest Expense: Long-Term Debt	Interest Income: Mortgage Loans	Interest Expense: Long-Term Debt	Interest Income: Mortgage Loans	Interest Expense: Long-Term Debt
	(Dollars in millions)
Total amounts presented in our condensed consolidated statements of operations and comprehensive income	$35,617	$(29,877)	$32,655	$(27,122)	$70,833	$(59,457)	$64,792	$(53,787)

Gains (losses) from fair value hedging relationships:
Mortgage loans HFI and related interest-rate contracts:
Hedged items	$(28)	$—	$(144)	$—	$(362)	$—	$33	$—
Discontinued hedge related basis adjustment amortization	18	—	9	—	26	—	20	—
Derivatives designated as hedging instruments	6	—	132	—	315	—	(82)	—
Interest accruals on hedging instruments	76	—	27	—	142	—	53	—
Debt of Fannie Mae and related interest-rate contracts:
Hedged items	—	129	—	669	—	557	—	430
Discontinued hedge-related basis adjustment amortization	—	(222)	—	(199)	—	(428)	—	(395)
Derivatives designated as hedging instruments	—	(78)	—	(503)	—	(433)	—	(71)
Interest accruals on derivative hedging instruments	—	(113)	—	(293)	—	(280)	—	(522)
Total effect of fair value hedges	$72	$(284)	$24	$(326)	$121	$(584)	$24	$(558)

Fannie Mae (In conservatorship) Second Quarter 2024 Form 10-Q	92

Notes to Condensed Consolidated Financial Statements | Derivative Instruments
Hedged Items in Fair Value Hedging Relationships
The following table displays the carrying amounts of the hedged items that have been in qualifying fair value hedges recorded in our condensed consolidated balance sheets, including the hedged item’s cumulative basis adjustments and the closed portfolio balances under the portfolio layer method. The hedged item carrying amounts and total basis adjustments include both open and discontinued hedges. The amortized cost and designated UPB consists only of open hedges as of June 30, 2024 and December 31, 2023.

	As of June 30, 2024
	Carrying Amount Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Basis Adjustments Included in the Carrying Amount		Closed Portfolio of Mortgage Loans Under Portfolio Layer Method
		Total Basis Adjustments(1)(2)	Remaining Adjustments - Discontinued Hedge	Total Amortized Cost	Designated UPB
	(Dollars in millions)
Mortgage loans HFI	$854,132	$(510)	$(510)	$497,361	$13,602
Debt of Fannie Mae	(56,889)	3,880	3,880	N/A	N/A

	As of December 31, 2023
	Carrying Amount Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Basis Adjustments Included in the Carrying Amount		Closed Portfolio of Mortgage Loans Under Portfolio Layer Method
		Total Basis Adjustments(1)(2)	Remaining Adjustments - Discontinued Hedge	Total Amortized Cost	Designated UPB
	(Dollars in millions)
Mortgage loans HFI	$449,137	$(174)	$(174)	$218,419	$9,955
Debt of Fannie Mae	(59,462)	3,751	3,751	N/A	N/A
(1)    No basis adjustment associated with open hedges, as all hedges are designated at the close of business with a one-day term.
(2)    Based on the unamortized balance of the hedge-related cost basis.
Derivative Counterparty Credit Exposure
Our derivative counterparty credit exposure relates principally to interest-rate derivative contracts. We are exposed to the risk that a counterparty in a derivative transaction will default on payments due to us, which may require us to seek a replacement derivative from a different counterparty. This replacement may be at a higher cost, or we may be unable to find a suitable replacement. We manage our derivative counterparty credit exposure relating to our risk management derivative transactions mainly through enforceable master netting arrangements, which allow us to net derivative assets and liabilities with the same counterparty or clearing organization and clearing member. For our OTC derivative transactions, we require counterparties to post collateral, which may include cash, U.S. Treasury securities, agency debt and agency mortgage-related securities. See “Note 12, Netting Arrangements” for information on our rights to offset assets and liabilities as of June 30, 2024 and December 31, 2023.
For certain OTC derivatives, the amount of collateral we pledge to counterparties related to our derivative instruments is determined after considering our credit ratings. Currently, our long-term senior debt is rated AA+ or above by S&P Global Ratings and Moody's Investors Service. If our long-term senior debt credit ratings were downgraded to established thresholds in our OTC derivative contracts, which range from A3/A- to Baa2/BBB or below, we would be required to provide additional collateral to certain counterparties. The aggregate fair value of our OTC derivative instruments with credit-risk-related contingent features that were in a net liability position was $1.7 billion and $1.8 billion, for which we posted collateral of $1.4 billion and $1.6 billion as of June 30, 2024 and December 31, 2023, respectively. If our credit ratings were downgraded to Baa2/BBB or below, the maximum additional collateral we would have been required to post to our counterparties as of June 30, 2024 and December 31, 2023 would have been $815 million and $798 million, respectively.

Fannie Mae (In conservatorship) Second Quarter 2024 Form 10-Q	93

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

Fannie Mae (In conservatorship) Second Quarter 2024 Form 10-Q	94

Notes to Condensed Consolidated Financial Statements | Segment Reporting

The following table displays our segment results.

	For the Three Months Ended June 30,
	2024			2023
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Net interest income(1)	$6,096	$1,172	$7,268	$5,917	$1,118	$7,035
Fee and other income(2)	51	17	68	52	18	70
Net revenues	6,147	1,189	7,336	5,969	1,136	7,105
Investment gains (losses), net(3)	(70)	8	(62)	27	(2)	25
Fair value gains (losses), net(4)	454	(7)	447	460	(56)	404
Administrative expenses	(784)	(155)	(939)	(718)	(146)	(864)
Benefit (provision) for credit losses(5)	548	(248)	300	1,418	(152)	1,266
TCCA fees(6)	(859)	—	(859)	(856)	—	(856)
Credit enhancement expense(7)	(333)	(72)	(405)	(327)	(57)	(384)
Change in expected credit enhancement recoveries(8)	(47)	84	37	(223)	63	(160)
Other expenses, net(9)	(218)	(33)	(251)	(203)	(54)	(257)
Income before federal income taxes	4,838	766	5,604	5,547	732	6,279
Provision for federal income taxes	(983)	(137)	(1,120)	(1,153)	(132)	(1,285)
Net income	$3,855	$629	$4,484	$4,394	$600	$4,994

	For the Six Months Ended June 30,
	2024			2023
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Net interest income(1)	$11,970	$2,321	$14,291	$11,589	$2,232	$13,821
Fee and other income(2)	106	34	140	100	33	133
Net revenues	12,076	2,355	14,431	11,689	2,265	13,954
Investment gains (losses), net(3)	(57)	17	(40)	(44)	2	(42)
Fair value gains (losses), net(4)	938	(11)	927	626	(18)	608
Administrative expenses	(1,561)	(307)	(1,868)	(1,438)	(294)	(1,732)
Benefit (provision) for credit losses(5)	883	(403)	480	1,465	(331)	1,134
TCCA fees(6)	(1,719)	—	(1,719)	(1,711)	—	(1,711)
Credit enhancement expense(7)	(686)	(138)	(824)	(614)	(111)	(725)
Change in expected credit enhancement recoveries(8)	(89)	189	100	(128)	88	(40)
Other expenses, net(9)	(394)	(56)	(450)	(319)	(68)	(387)
Income before federal income taxes	9,391	1,646	11,037	9,526	1,533	11,059
Provision for federal income taxes	(1,929)	(304)	(2,233)	(2,000)	(293)	(2,293)
Net income	$7,462	$1,342	$8,804	$7,526	$1,240	$8,766
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

Fannie Mae (In conservatorship) Second Quarter 2024 Form 10-Q	95

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
(9)Includes debt extinguishment gains and losses, expenses associated with legal claims, foreclosed property income (expense), gains and losses from partnership investments, housing trust fund expenses, loan subservicing costs, and servicer fees paid in connection with certain loss mitigation activities.
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

	As of
	June 30, 2024			December 31, 2023
	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent(1)	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent(1)
Percentage of single-family conventional guaranty book of business based on UPB	0.99%	0.23%	0.50%	0.98%	0.24%	0.56%
Percentage of single-family conventional loans based on loan count	1.07	0.24	0.48	1.06	0.26	0.55

Fannie Mae (In conservatorship) Second Quarter 2024 Form 10-Q	96

Notes to Condensed Consolidated Financial Statements | Concentrations of Credit Risk

	As of
	June 30, 2024		December 31, 2023
	Percentage of Single-Family Conventional Guaranty Book of Business Based on UPB	Serious Delinquency Rate(1)	Percentage of Single-Family Conventional Guaranty Book of Business Based on UPB	Serious Delinquency Rate(1)
Estimated mark-to-market LTV ratio:
80.01% to 90%	6%	0.77%	5%	0.81%
90.01% to 100%	2	0.57	3	0.59
Greater than 100%	*	3.34	*	2.05
Geographical distribution:
California	19	0.37	19	0.42
Texas	7	0.57	7	0.64
Florida	6	0.63	6	0.73
New York	5	0.79	5	0.92
Illinois	3	0.65	3	0.70
All other states	60	0.45	60	0.52
Vintages:
2008 and prior	2	1.76	2	2.07
2009-2024	98	0.42	98	0.47
*    Represents less than 0.5% of single-family conventional guaranty book of business.
(1)Based on loan count, consists of single-family conventional loans that were 90 days or more past due or in the foreclosure process as of June 30, 2024 or December 31, 2023.
Multifamily Credit Risk Characteristics
For multifamily loans, management monitors the serious delinquency rate, which is the percentage of multifamily loans, based on unpaid principal balance, that are 60 days or more past due, and loans with other higher risk characteristics to determine the overall credit quality of our multifamily book of business. Higher risk characteristics include, but are not limited to, current debt service coverage ratio (“DSCR”) below 1.0 and original LTV ratio greater than 80%. We stratify multifamily loans into different internal risk categories based on the credit risk inherent in each individual loan.
The following tables display the delinquency status and serious delinquency rates for specified loan categories of our multifamily guaranty book of business.

	As of
	June 30, 2024(1)		December 31, 2023(1)
	30 Days Delinquent	Seriously Delinquent(2)	30 Days Delinquent	Seriously Delinquent(2)
Percentage of multifamily guaranty book of business	0.19%	0.44%	0.10%	0.46%

	As of
	June 30, 2024		December 31, 2023
	Percentage of Multifamily Guaranty Book of Business(1)	Serious Delinquency Rate(2)(3)	Percentage of Multifamily Guaranty Book of Business(1)	Serious Delinquency Rate(2)(3)
Original LTV ratio:
Greater than 80%	1%	0.13%	1%	0.13%
Less than or equal to 80%	99	0.45	99	0.46
Current DSCR below 1.0(4)	5	5.01	4	7.04
(1)Calculated based on the aggregate unpaid principal balance of multifamily loans for each category divided by the aggregate unpaid principal balance of loans in our multifamily guaranty book of business.
(2)Consists of multifamily loans that were 60 days or more past due as of the dates indicated.

Fannie Mae (In conservatorship) Second Quarter 2024 Form 10-Q	97

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

	As of
	June 30, 2024		December 31, 2023
	Risk in Force	Percentage of Single-Family Conventional Guaranty Book of Business	Risk in Force	Percentage of Single-Family Conventional Guaranty Book of Business
	(Dollars in millions)
Mortgage insurance risk in force:
Primary mortgage insurance	$199,645		$200,023
Pool mortgage insurance	85		98
Total mortgage insurance risk in force	$199,730	6%	$200,121	6%
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

Fannie Mae (In conservatorship) Second Quarter 2024 Form 10-Q	98

Notes to Condensed Consolidated Financial Statements | Concentrations of Credit Risk
The table below displays our mortgage insurer counterparties that provided 10% or more of the risk in force mortgage insurance coverage on mortgage loans in our single-family conventional guaranty book of business.

	Percentage of Risk in Force Coverage by Mortgage Insurer
	As of
	June 30, 2024	December 31, 2023
Counterparty:(1)
Mortgage Guaranty Insurance Corp.	18%	19%
Radian Guaranty, Inc.	18	18
Arch Capital Group Ltd.	17	18
Enact Mortgage Insurance Corp.	17	16
Essent Guaranty, Inc.	17	16
National Mortgage Insurance Corp.	13	13
Others	*	*
Total	100%	100%
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
When we estimate the credit losses that are inherent in our mortgage loans and under the terms of our guaranty obligations, we also consider the recoveries that we expect to receive from primary mortgage insurance, as mortgage insurance recoveries reduce the severity of the loss associated with defaulted loans if the borrower defaults and title to the property is subsequently transferred. Mortgage insurance does not cover credit losses that result from a reduction in mortgage interest paid by the borrower in connection with a loan modification, forbearance of principal, or forbearance of scheduled loan payments. We evaluate the financial condition of our mortgage insurer counterparties and adjust the contractually due recovery amounts to ensure that expected credit losses as of the balance sheet date are included in our loss reserve estimate. As a result, if our assessment of one or more of our mortgage insurer counterparties’ ability to fulfill their respective obligations to us worsens, it could increase our loss reserves. As of June 30, 2024 and December 31, 2023, our estimated benefit from mortgage insurance, which is based on estimated credit losses as of period end, reduced our loss reserves by $1.0 billion and $1.2 billion, respectively.
As of June 30, 2024 and December 31, 2023, we had outstanding receivables of $462 million and $471 million, respectively, recorded in “Other assets” in our condensed consolidated balance sheets related to amounts claimed on insured, defaulted loans excluding government-insured loans. As of June 30, 2024 and December 31, 2023, we assessed these outstanding receivables for collectability, and established a valuation allowance of $401 million and $417 million, respectively.
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

Fannie Mae (In conservatorship) Second Quarter 2024 Form 10-Q	99

Notes to Condensed Consolidated Financial Statements | Concentrations of Credit Risk
Our business with mortgage servicers is concentrated. The table below displays the percentage of our single-family conventional guaranty book of business serviced by our top five depository single-family mortgage servicers and top five non-depository single-family mortgage servicers (i.e., servicers that are not insured depository institutions) based on unpaid principal balance. There were no servicers that serviced 10% or more of our single-family guaranty book of business as of June 30, 2024 or December 31, 2023.

	Percentage of Single-Family Conventional Guaranty Book of Business
	As of
	June 30, 2024	December 31, 2023
Top five depository servicers	21%	22%
Top five non-depository servicers	28	27
Total	49%	49%
As of June 30, 2024, 43% of our single-family conventional guaranty book of business was serviced by depository servicers, and 57% of our single-family conventional guaranty book of business was serviced by non-depository servicers. As of December 31, 2023, 44% of our single-family conventional guaranty book of business was serviced by depository servicers, and 56% of our single-family conventional guaranty book of business was serviced by non-depository servicers.
The table below displays the percentage of our multifamily guaranty book of business serviced by our top five depository multifamily mortgage servicers and top five non-depository multifamily mortgage servicers. As of June 30, 2024, two servicers serviced 10% or more of our multifamily guaranty book of business, Walker & Dunlop, Inc. and Wells Fargo Bank, N.A. (together with its affiliates). As of June 30, 2024 and December 31, 2023, Walker & Dunlop, Inc. and Wells Fargo Bank, N.A. (together with its affiliates) serviced 13% and 10%, respectively, of our multifamily guaranty book of business based on unpaid principal balance. Walker & Dunlop, Inc. is a non-depository servicer and Wells Fargo Bank, N.A. is a depository servicer.

	Percentage of Multifamily Guaranty Book of Business
	As of
	June 30, 2024	December 31, 2023
Top five depository servicers	26%	27%
Top five non-depository servicers	44	44
Total	70%	71%
As of June 30, 2024 and December 31, 2023, 31% of our multifamily guaranty book of business was serviced by depository servicers and 69% of our multifamily guaranty book of business was serviced by non-depository servicers.
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

Fannie Mae (In conservatorship) Second Quarter 2024 Form 10-Q	100

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

	As of June 30, 2024
		Gross Amount Offset(1)	Net Amount Presented in our Condensed Consolidated Balance Sheets		Amounts Not Offset in our Condensed Consolidated Balance Sheets
	Gross Amount				Financial Instruments(2)	Collateral(3)	Net Amount
	(Dollars in millions)
Assets:
OTC risk management derivatives	$376	$(342)	$34		$—	$—	$34
Cleared risk management derivatives	—	52	52		—	—	52
Mortgage commitment derivatives	66	—	66		(50)	(1)	15
Total derivative assets	442	(290)	152	(4)	(50)	(1)	101
Securities purchased under agreements to resell(5)	70,200	—	70,200		—	(70,200)	—
Total assets	$70,642	$(290)	$70,352		$(50)	$(70,201)	$101
Liabilities:
OTC risk management derivatives	$(3,027)	$3,026	$(1)		$—	$—	$(1)
Cleared risk management derivatives	—	—	—		—	—	—
Mortgage commitment derivatives	(65)	—	(65)		50	7	(8)
Total liabilities	$(3,092)	$3,026	$(66)	(4)	$50	$7	$(9)

	As of December 31, 2023
		Gross Amount Offset(1)	Net Amount Presented in our Condensed Consolidated Balance Sheets		Amounts Not Offset in our Condensed Consolidated Balance Sheets
	Gross Amount				Financial Instruments(2)	Collateral(3)	Net Amount
	(Dollars in millions)
Assets:
OTC risk management derivatives	$328	$(294)	$34		$—	$—	$34
Cleared risk management derivatives	—	11	11		—	—	11
Mortgage commitment derivatives	112	—	112		(23)	(9)	80
Total derivative assets	440	(283)	157	(4)	(23)	(9)	125
Securities purchased under agreements to resell(5)	65,425	—	65,425		—	(65,425)	—
Total assets	$65,865	$(283)	$65,582		$(23)	$(65,434)	$125
Liabilities:
OTC risk management derivatives	$(3,223)	$3,203	$(20)		$—	$—	$(20)
Cleared risk management derivatives	—	(3)	(3)		—	3	—
Mortgage commitment derivatives	(104)	—	(104)		23	77	(4)
Total liabilities	$(3,327)	$3,200	$(127)	(4)	$23	$80	$(24)
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

Fannie Mae (In conservatorship) Second Quarter 2024 Form 10-Q	101

Notes to Condensed Consolidated Financial Statements | Netting Arrangements
(3)Represents collateral received that has not been recognized and not offset in our condensed consolidated balance sheets, as well as collateral posted which has been recognized but not offset in our condensed consolidated balance sheets. Does not include collateral held or posted in excess of our exposure. The fair value of non-cash collateral we pledged which the counterparty was permitted to sell or repledge was $2.0 billion and $2.2 billion as of June 30, 2024 and December 31, 2023, respectively. The fair value of non-cash collateral received was $70.2 billion and $65.5 billion, of which $55.3 billion and $55.4 billion could be sold or repledged as of June 30, 2024 and December 31, 2023, respectively. None of the underlying collateral was sold or repledged as of June 30, 2024 or December 31, 2023.
(4)Excludes derivative assets of $67 million and $45 million as of June 30, 2024 and December 31, 2023, respectively, and derivative liabilities of $15 million and $13 million as of June 30, 2024 and December 31, 2023, respectively, recognized in our condensed consolidated balance sheets, that were not subject to enforceable master netting arrangements.
(5)Includes $28.2 billion and $21.8 billion in securities purchased under agreements to resell classified as “Cash and cash equivalents” in our condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023, respectively. Includes $14.4 billion and $12.9 billion in securities purchased under agreements to resell classified as “Restricted cash and cash equivalents” in our condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023, respectively.
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
We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. See “Note 16, Fair Value” in our 2023 Form 10-K for information on the valuation control processes and the valuation techniques we use for fair value measurement and disclosure as well as our basis for classifying these measurements as Level 1, Level 2 or Level 3 of the valuation hierarchy in more specific situations. If the inputs used to measure assets or liabilities at fair value change, it may also result in a change in classification between Levels 1, 2, and 3. We made no material changes to the valuation control processes or the valuation techniques for the six months ended June 30, 2024.

Fannie Mae (In conservatorship) Second Quarter 2024 Form 10-Q	102

Notes to Condensed Consolidated Financial Statements | Fair Value
Recurring Changes in Fair Value
The following tables display our assets and liabilities measured in our condensed consolidated balance sheets at fair value on a recurring basis subsequent to initial recognition, including instruments for which we have elected the fair value option.

	Fair Value Measurements as of June 30, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Recurring fair value measurements:
Assets:
Trading securities:
Mortgage-related	$—	$1,295	$32	$—	$1,327
Non-mortgage-related(2)	48,045	20	—	—	48,065
Total trading securities	48,045	1,315	32	—	49,392
Available-for-sale securities:
Agency(3)	—	41	315	—	356
Other mortgage-related	—	5	146	—	151
Total available-for-sale securities	—	46	461	—	507
Mortgage loans	—	2,769	425	—	3,194
Derivative assets	—	400	109	(290)	219
Total assets at fair value	$48,045	$4,530	$1,027	$(290)	$53,312

Liabilities:
Long-term debt:
Of Fannie Mae	$—	$274	$270	$—	$544
Of consolidated trusts	—	13,129	110	—	13,239
Total long-term debt	—	13,403	380	—	13,783
Derivative liabilities	—	3,092	15	(3,026)	81
Total liabilities at fair value	$—	$16,495	$395	$(3,026)	$13,864

	Fair Value Measurements as of December 31, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Recurring fair value measurements:
Assets:
Trading securities:
Mortgage-related	$—	$4,744	$26	$—	$4,770
Non-mortgage-related(2)	47,764	18	—	—	47,782
Total trading securities	47,764	4,762	26	—	52,552
Available-for-sale securities:
Agency(3)	—	46	331	—	377
Other mortgage-related	—	4	183	—	187
Total available-for-sale securities	—	50	514	—	564
Mortgage loans	—	2,838	477	—	3,315
Derivative assets	—	395	90	(283)	202
Total assets at fair value	$47,764	$8,045	$1,107	$(283)	$56,633

Liabilities:
Long-term debt:
Of Fannie Mae	$—	$493	$268	$—	$761
Of consolidated trusts	—	14,226	117	—	14,343
Total long-term debt	—	14,719	385	—	15,104
Derivative liabilities	—	3,327	13	(3,200)	140
Total liabilities at fair value	$—	$18,046	$398	$(3,200)	$15,244

Fannie Mae (In conservatorship) Second Quarter 2024 Form 10-Q	103

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

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Three Months Ended June 30, 2024
		Total Gains (Losses) (Realized/Unrealized)										Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2024(4)(5)	Net Unrealized Gains (Losses) Included in OCI Related to Assets and Liabilities Still Held as of June 30, 2024(1)
	Balance, March 31, 2024	Included in Net Income		Included in Total OCI (Loss)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3	Transfers into Level 3	Balance, June 30, 2024
	(Dollars in millions)
Trading securities:
Mortgage-related	$28	$—	(5)(6)	$—	$—	$—	$—	$—	$(3)	$7	$32	$—	$—

Available-for-sale securities:
Agency	$323	$—		$(1)	$—	$—	$—	$(7)	$—	$—	$315	$—	$—
Other mortgage-related	164	1		(7)	—	—	—	(11)	(1)	—	146	—	(6)
Total available-for-sale securities	$487	$1	(6)(7)	$(8)	$—	$—	$—	$(18)	$(1)	$—	$461	$—	$(6)

Mortgage loans	$470	$(4)	(5)(6)	$—	$—	$(2)	$—	$(16)	$(30)	$7	$425	$(1)	$—

Net derivatives	69	—	(5)	—	—	—	—	25	—	—	94	24	—

Long-term debt:
Of Fannie Mae	$(273)	$3	(5)	$—	$—	$—	$—	$—	$—	$—	$(270)	$3	$—
Of consolidated trusts	(114)	—	(5)(6)	—	—	—	—	3	1	—	(110)	—	—
Total long-term debt	$(387)	$3		$—	$—	$—	$—	$3	$1	$—	$(380)	$3	$—

Fannie Mae (In conservatorship) Second Quarter 2024 Form 10-Q	104

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Six Months Ended June 30, 2024
		Total Gains (Losses) (Realized/Unrealized)										Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2024(4)(5)	Net Unrealized Gains (Losses) Included in OCI Related to Assets and Liabilities Still Held as of June 30, 2024(1)
	Balance, December 31, 2023	Included in Net Income		Included in Total OCI (Loss)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3	Transfers into Level 3	Balance, June 30, 2024
	(Dollars in millions)
Trading securities:
Mortgage-related	$26	$(1)	(5)(6)	$—	$—	$—	$—	$—	$(3)	$10	$32	$(1)	$—

Available-for-sale securities:
Agency	$331	$—		$—	$—	$—	$—	$(16)	$—	$—	$315	$—	$—
Other mortgage-related	183	2		1	—	—	—	(39)	(1)	—	146	—	—
Total available-for-sale securities	$514	$2	(6)(7)	$1	$—	$—	$—	$(55)	$(1)	$—	$461	$—	$—

Mortgage loans	$477	$(3)	(5)(6)	$—	$—	$(6)	$—	$(33)	$(39)	$29	$425	$(1)	$—

Net derivatives	77	(12)	(5)	—	—	—	—	29	—	—	94	17	—

Long-term debt:
Of Fannie Mae	$(268)	$(2)	(5)	$—	$—	$—	$—	$—	$—	$—	$(270)	$(2)	$—
Of consolidated trusts	(117)	(1)	(5)(6)	—	—	—	—	7	1	—	(110)	(1)	—
Total long-term debt	$(385)	$(3)		$—	$—	$—	$—	$7	$1	$—	$(380)	$(3)	$—

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Three Months Ended June 30, 2023
		Total Gains (Losses) (Realized/Unrealized)										Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2023(4)(5)	Net Unrealized Gains (Losses) Included in OCI Related to Assets and Liabilities Still Held as of June 30, 2023(1)
	Balance, March 31, 2023	Included in Net Income		Included in Total OCI (Loss)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3	Transfers into Level 3	Balance, June 30, 2023
	(Dollars in millions)
Trading securities:
Mortgage-related	$32	$(2)	(5)(6)	$—	$—	$—	$—	$—	$(2)	$—	$28	$(1)	$—
Available-for-sale securities:
Agency	$362	$1		$2	$—	$—	$—	$(9)	$—	$—	$356	$—	$2
Other mortgage-related	260	3		1	—	—	—	(28)	(1)	—	235	—	1
Total available-for-sale securities	$622	$4	(6)(7)	$3	$—	$—	$—	$(37)	$(1)	$—	$591	$—	$3

Mortgage loans	$526	$(4)	(5)(6)	$—	$—	$—	$—	$(20)	$(6)	$14	$510	$(5)	$—

Net derivatives	(38)	38	(5)	—	—	—	—	12	—	—	12	51	—

Long-term debt:
Of Fannie Mae	$(250)	$(6)	(5)	$—	$—	$—	$—	$—	$—	$—	$(256)	$(6)	$—
Of consolidated trusts	(133)	2	(5)(6)	—	—	—	—	6	—	—	(125)	2	—
Total long-term debt	$(383)	$(4)		$—	$—	$—	$—	$6	$—	$—	$(381)	$(4)	$—

Fannie Mae (In conservatorship) Second Quarter 2024 Form 10-Q	105

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Six Months Ended June 30, 2023
		Total Gains (Losses) (Realized/Unrealized)										Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2023(4)(5)	Net Unrealized Gains (Losses) Included in OCI Related to Assets and Liabilities Still Held as of June 30, 2023(1)
	Balance, December 31, 2022	Included in Net Income		Included in Total OCI (Loss)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3	Transfers into Level 3	Balance, June 30, 2023
	(Dollars in millions)
Trading securities:
Mortgage-related	$47	$(8)	(5)(6)	$—	$—	$—	$—	$—	$(11)	$—	$28	$(5)	$—

Available-for-sale securities:
Agency	$371	$1		$1	$—	$—	$—	$(17)	$—	$—	$356	$—	$1
Other mortgage-related	263	5		5	—	—	—	(38)	(1)	1	235	—	3
Total available-for-sale securities	$634	$6	(6)(7)	$6	$—	$—	$—	$(55)	$(1)	$1	$591	$—	$4

Mortgage loans	$543	$3	(5)(6)	$—	$—	$—	$—	$(45)	$(15)	$24	$510	$1	$—

Net derivatives	(37)	32	(5)	—	—	—	—	17	—	—	12	49	—

Long-term debt:
Of Fannie Mae	$(242)	$(14)	(5)	$—	$—	$—	$—	$—	$—	$—	$(256)	$(14)	$—
Of consolidated trusts	(136)	—	(5)(6)	—	—	—	—	11	—	—	(125)	—	—
Total long-term debt	$(378)	$(14)		$—	$—	$—	$—	$11	$—	$—	$(381)	$(14)	$—
(1)Gains (losses) are included in “Other comprehensive income (loss)” in our condensed consolidated statements of operations and comprehensive income.
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
(7)Gains (losses) are included in “Investment gains (losses), net” in our condensed consolidated statements of operations and comprehensive income.

Fannie Mae (In conservatorship) Second Quarter 2024 Form 10-Q	106

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

	Fair Value Measurements as of June 30, 2024
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)(2)
	(Dollars in millions)
Recurring fair value measurements:
Trading securities:
Mortgage-related(3)	$32	Various

Available-for-sale securities:
Agency(3)	315	Consensus
Other mortgage-related	52	Discounted Cash Flow	Spreads (bps)	478.0	-	508.0	492.5
	2	Single Vendor
	92	Various
Total other mortgage-related	146
Total available-for-sale securities	$461

Net derivatives	$43	Dealer Mark
	51	Discounted Cash Flow
Total net derivatives	$94

	Fair Value Measurements as of December 31, 2023
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)(2)
	(Dollars in millions)
Recurring fair value measurements:
Trading securities:
Mortgage-related(3)	$26	Various

Available-for-sale securities:
Agency(3)	331	Consensus
Other mortgage-related	74	Discounted Cash Flow	Spreads (bps)	530.0	-	560.0	544.8
	9	Single Vendor
	100	Various
Total other mortgage-related	183
Total available-for-sale securities	$514

Net derivatives	$45	Dealer Mark
	32	Discounted Cash Flow
Total net derivatives	$77
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
(3)Includes Fannie Mae and Freddie Mac securities.
In our condensed consolidated balance sheets, certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when we evaluate loans for impairment). We held no Level 1 assets or liabilities that were measured at fair value on a nonrecurring basis as of June 30, 2024 or December 31, 2023. We held $35 million and $42 million in Level 2 assets as of June 30, 2024 and December 31, 2023, respectively, composed of mortgage loans held for sale that were impaired. We held no Level 2 or Level 3 liabilities that were measured at fair value on a nonrecurring basis as of June 30, 2024 or December 31, 2023.

Fannie Mae (In conservatorship) Second Quarter 2024 Form 10-Q	107

Notes to Condensed Consolidated Financial Statements | Fair Value
The following table displays valuation techniques for our Level 3 assets measured at fair value on a nonrecurring basis.

		Fair Value Measurements as of
	Valuation Techniques	June 30, 2024	December 31, 2023
		(Dollars in millions)
Nonrecurring fair value measurements:
Mortgage loans:(1)
Mortgage loans held for sale, at lower of cost or fair value	Consensus	$208	$1,994

Single-family mortgage loans held for investment, at amortized cost	Internal Model	330	407

Multifamily mortgage loans held for investment, at amortized cost	Appraisal	187	33
	Broker Price Opinion	488	769
	Internal Model	207	218
Total multifamily mortgage loans held for investment, at amortized cost		882	1,020

Acquired property, net:
Single-family	Accepted Offer	28	23
	Appraisal	53	43
	Internal Model	249	230
	Walk Forward	71	75
	Various	5	19
Total single-family		406	390

Multifamily	Various	22	182
Total nonrecurring assets at fair value		$1,848	$3,993
(1)When we measure impairment, including recoveries, based on the fair value of the loan or the underlying collateral and impairment is recorded on any component of the mortgage loan, including accrued interest receivable and amounts due from the borrower for advances of taxes and insurance, we present the entire fair value measurement amount with the corresponding mortgage loan.

Fannie Mae (In conservatorship) Second Quarter 2024 Form 10-Q	108

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

	As of June 30, 2024
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment	Estimated Fair Value
	(Dollars in millions)
Financial assets:
Cash and cash equivalents, including restricted cash and cash equivalents	$78,313	$35,763	$42,550	$—	$—	$78,313
Securities purchased under agreements to resell	27,650	—	27,650	—	—	27,650
Trading securities	49,392	48,045	1,315	32	—	49,392
Available-for-sale securities	507	—	46	461	—	507
Mortgage loans held for sale	646	—	79	618	—	697
Mortgage loans held for investment, net of allowance for loan losses	4,128,568	—	3,493,410	127,303	—	3,620,713
Advances to lenders	1,856	—	1,856	—	—	1,856
Derivative assets at fair value	219	—	400	109	(290)	219
Guaranty assets and buy-ups	69	—	—	151	—	151
Total financial assets	$4,287,220	$83,808	$3,567,306	$128,674	$(290)	$3,779,498

Financial liabilities:
Short-term debt:
Of Fannie Mae	$12,008	$—	$12,007	$—	$—	$12,007
Long-term debt:
Of Fannie Mae	106,535	—	106,618	631	—	107,249
Of consolidated trusts	4,094,421	—	3,553,827	279	—	3,554,106
Derivative liabilities at fair value	81	—	3,092	15	(3,026)	81
Guaranty obligations	75	—	—	59	—	59
Total financial liabilities	$4,213,120	$—	$3,675,544	$984	$(3,026)	$3,673,502

Fannie Mae (In conservatorship) Second Quarter 2024 Form 10-Q	109

Notes to Condensed Consolidated Financial Statements | Fair Value

	As of December 31, 2023
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment	Estimated Fair Value
	(Dollars in millions)
Financial assets:
Cash and cash equivalents, including restricted cash and cash equivalents	$68,706	$33,981	$34,725	$—	$—	$68,706
Securities purchased under agreements to resell	30,700	—	30,700	—	—	30,700
Trading securities	52,552	47,764	4,762	26	—	52,552
Available-for-sale securities	564	—	50	514	—	564
Mortgage loans held for sale	2,149	—	93	2,196	—	2,289
Mortgage loans held for investment, net of allowance for loan losses	4,133,482	—	3,571,555	130,022	—	3,701,577
Advances to lenders	1,389	—	1,389	—	—	1,389
Derivative assets at fair value	202	—	395	90	(283)	202
Guaranty assets and buy-ups	73	—	—	155	—	155
Total financial assets	$4,289,817	$81,745	$3,643,669	$133,003	$(283)	$3,858,134

Financial liabilities:
Short-term debt:
Of Fannie Mae	$17,314	$—	$17,317	$—	$—	$17,317
Long-term debt:
Of Fannie Mae	106,751	—	106,701	605	—	107,306
Of consolidated trusts	4,098,653	—	3,633,157	293	—	3,633,450
Derivative liabilities at fair value	140	—	3,327	13	(3,200)	140
Guaranty obligations	79	—	—	65	—	65
Total financial liabilities	$4,222,937	$—	$3,760,502	$976	$(3,200)	$3,758,278
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

Fannie Mae (In conservatorship) Second Quarter 2024 Form 10-Q	110

Notes to Condensed Consolidated Financial Statements | Fair Value
The following table displays the fair value and unpaid principal balance of the financial instruments for which we have elected the fair value option.

	As of
	June 30, 2024			December 31, 2023
	Loans(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts	Loans(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts
	(Dollars in millions)
Fair value	$3,194	$544	$13,239	$3,315	$761	$14,343
Unpaid principal balance	3,402	517	13,528	3,442	731	14,383
(1)Includes nonaccrual loans with a fair value of $28 million and $32 million as of June 30, 2024 and December 31, 2023, respectively. Includes loans that are 90 days or more past due with a fair value of $24 million and $31 million as of June 30, 2024 and December 31, 2023, respectively.
Changes in Fair Value under the Fair Value Option Election
We recorded losses of $2 million and $47 million for the three and six months ended June 30, 2024, respectively, and losses of $49 million and $22 million for the three and six months ended June 30, 2023, respectively, from changes in the fair value of loans recorded at fair value in “Fair value gains (losses), net” in our condensed consolidated statements of operations and comprehensive income.
We recorded gains of $17 million and $128 million for the three and six months ended June 30, 2024, respectively, and gains of $219 million and losses of $50 million for the three and six months ended June 30, 2023, respectively, from changes in the fair value of long-term debt recorded at fair value in “Fair value gains (losses), net” in our condensed consolidated statements of operations and comprehensive income.
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

Fannie Mae (In conservatorship) Second Quarter 2024 Form 10-Q	111

Notes to Condensed Consolidated Financial Statements | Commitments and Contingencies

of Columbia. The lawsuits challenge the August 2012 amendment to each company’s senior preferred stock purchase agreement with Treasury.
Plaintiffs in these lawsuits allege that the net worth sweep dividend provisions of the senior preferred stock that were implemented pursuant to the August 2012 amendments nullified certain of the stockholders’ rights and caused them harm. Plaintiffs in the class action represent a class of Fannie Mae preferred stockholders and classes of Freddie Mac common and preferred stockholders. The cases were tried before a jury at a trial that commenced on July 24, 2023. On August 14, 2023, the jury returned a verdict for the plaintiffs and awarded damages of $299.4 million to Fannie Mae preferred stockholders. On October 24, 2023, the court held that these stockholders were entitled to receive prejudgment interest on the damage award. On March 20, 2024, the court entered final judgment and set the amount of prejudgment interest owed by Fannie Mae at $199.7 million. On April 17, 2024, the defendants filed a motion for judgment as a matter of law, which has been fully briefed. The parties will have 30 days to appeal following the court’s decision on the motion. Until the motion and any subsequent appeals are resolved and any final judgment amount has been paid, post-judgment interest on the damages and prejudgment interest awards will accrue at a rate of 5.01%, starting on March 20, 2024, to be computed daily and compounded annually. We recognized $495 million in 2023 related to the jury verdict and estimated prejudgment interest through December 31, 2023 in “Other expenses, net.” We recognized an additional $6 million and $11 million of expense for the three and six months ended June 30, 2024, respectively, related to the prejudgment and post-judgment interest.
15. Regulatory Capital Requirements
The enterprise regulatory capital framework went into effect in February 2021; however, we are not required to hold capital according to the framework’s requirements until the date of termination of our conservatorship, or such later date as may be ordered by FHFA. The table below sets forth information about our capital requirements under the standardized approach of the enterprise regulatory capital framework.

Capital Metrics under the Enterprise Regulatory Capital Framework as of June 30, 2024(1)
(Dollars in billions)
Adjusted total assets	$4,439
Risk-weighted assets	1,275

	Amounts			Ratios
	Available Capital (Deficit)(2)	Minimum Capital Requirement	Total Capital Requirement (including Buffers)(3)	Available Capital (Deficit) Ratio(4)	Minimum Capital Ratio Requirement	Total Capital Requirement Ratio (including Buffers)
Risk-based capital:
Total capital (statutory)(5)	$(26)	$102	$102	(2.0)%	8.0%	8.0%
Common equity tier 1 capital	(65)	57	139	(5.1)	4.5	10.9
Tier 1 capital	(45)	77	159	(3.5)	6.0	12.5
Adjusted total capital	(45)	102	184	(3.5)	8.0	14.4
Leverage capital:
Core capital (statutory)(6)	(34)	111	111	(0.8)	2.5	2.5
Tier 1 capital	(45)	111	135	(1.0)	2.5	3.0

Fannie Mae (In conservatorship) Second Quarter 2024 Form 10-Q	112

Notes to Condensed Consolidated Financial Statements | Regulatory Capital Requirements

Capital Metrics under the Enterprise Regulatory Capital Framework as of December 31, 2023(1)
(Dollars in billions)
Adjusted total assets	$4,552
Risk-weighted assets	1,357

	Amounts			Ratios
	Available Capital (Deficit)(2)	Minimum Capital Requirement	Total Capital Requirement (including Buffers)(3)	Available Capital (Deficit) Ratio(4)	Minimum Capital Ratio Requirement	Total Capital Requirement Ratio (including Buffers)
Risk-based capital:
Total capital (statutory)(5)	$(34)	$109	$109	(2.5)%	8.0%	8.0%
Common equity tier 1 capital	(74)	61	140	(5.5)	4.5	10.3
Tier 1 capital	(55)	81	160	(4.1)	6.0	11.8
Adjusted total capital	(55)	109	188	(4.1)	8.0	13.9
Leverage capital:
Core capital (statutory)(6)	(43)	114	114	(0.9)	2.5	2.5
Tier 1 capital	(55)	114	137	(1.2)	2.5	3.0
(1)Ratios are calculated as a percentage of risk-weighted assets for risk-based capital metrics and as a percentage of adjusted total assets for leverage capital metrics.
(2)Available capital (deficit) for all line items excludes the stated value of the senior preferred stock ($120.8 billion). Available capital (deficit) for all line items except total capital and core capital also deducts a portion of deferred tax assets. Deferred tax assets arising from temporary differences between GAAP and tax requirements are deducted from capital to the extent they exceed 10% of common equity. As of June 30, 2024 and December 31, 2023, this resulted in the full deduction of deferred tax assets ($11.0 billion and $11.7 billion, respectively) from our available capital (deficit). Available capital (deficit) for common equity tier 1 capital also excludes the value of the perpetual, non-cumulative preferred stock ($19.1 billion) as of June 30, 2024 and December 31, 2023.
(3)The prescribed capital buffers represent the amount of capital we are required to hold above the minimum risk-based and leverage capital requirements. The applicable buffer for risk-based common equity tier 1 capital, tier 1 capital, and adjusted total capital is the PCCBA, which is composed of a stress capital buffer, a stability capital buffer, and a countercyclical capital buffer. The PCCBA must be comprised entirely of common equity tier 1 capital. The applicable buffer for leverage tier 1 capital is the PLBA. The stress capital buffer and countercyclical capital buffer are each calculated by multiplying prescribed factors by adjusted total assets as of the last day of the previous calendar quarter. The stability capital buffer is based on our share of mortgage debt outstanding. The prescribed leverage buffer for June 30, 2024 and December 31, 2023 was set at 50% of the June 30, 2024 and December 31, 2023 stability capital buffer, respectively.
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

Fannie Mae (In conservatorship) Second Quarter 2024 Form 10-Q	113

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
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures in effect as of June 30, 2024, the end of the period covered by this report. As a result of management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of June 30, 2024, or as of the date of filing this report.
Our disclosure controls and procedures were not effective as of June 30, 2024, or as of the date of filing this report because they did not adequately ensure the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws. As a result, we were not able to rely upon the disclosure controls and procedures that were in place as of June 30, 2024, or as of the date of this filing, and we continue to have a material weakness in our internal control over financial reporting. This material weakness is described in more detail below under “Description of Material Weakness.” Based on discussions with FHFA and the structural nature of this material weakness, we do not expect to remediate this material weakness while we are under conservatorship.
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
Management has determined that we continued to have the following material weakness as of June 30, 2024, and as of the date of filing this report:
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

Fannie Mae Second Quarter 2024 Form 10-Q	114

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
Due to these circumstances, we have not been able to update our disclosure controls and procedures in a manner that adequately ensures the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws, including disclosures affecting our condensed consolidated financial statements. As a result, we did not maintain effective controls and procedures designed to ensure complete and accurate disclosure as required by GAAP as of June 30, 2024, or as of the date of filing this report. Based on discussions with FHFA and the structural nature of this weakness, we do not expect to remediate this material weakness while we are under conservatorship.
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
•FHFA personnel, including senior officials, have reviewed our SEC filings prior to filing, including this quarterly report on Form 10-Q for the quarter ended June 30, 2024 (“Second Quarter 2024 Form 10-Q”), and engaged in discussions regarding issues associated with the information contained in those filings. Prior to filing our Second Quarter 2024 Form 10-Q, FHFA provided Fannie Mae management with written acknowledgment that it had reviewed the Second Quarter 2024 Form 10-Q, and it was not aware of any material misstatements or omissions in the Second Quarter 2024 Form 10-Q and had no objection to our filing the Second Quarter 2024 Form 10-Q.
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
Changes in Internal Control Over Financial Reporting
Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting from April 1, 2024 through June 30, 2024 that management believes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
In the ordinary course of business, we review our system of internal control over financial reporting and make changes that we believe will improve these controls and increase efficiency, while continuing to ensure that we maintain effective internal controls. Changes may include implementing new, more efficient systems, automating manual processes, and updating existing systems.

Fannie Mae Second Quarter 2024 Form 10-Q	115

Other Information

PART II—OTHER INFORMATION
Item 1.  Legal Proceedings
The information in this item supplements and updates information regarding certain legal proceedings set forth in “Legal Proceedings” in our 2023 Form 10-K and our First Quarter 2024 Form 10-Q. We also provide information regarding material legal proceedings in “Note 14, Commitments and Contingencies,” which is incorporated herein by reference. In addition to the matters specifically described or incorporated by reference in this item, we are involved in legal and regulatory proceedings that arise in the ordinary course of business that we do not expect will have a material impact on our business or financial condition. However, litigation claims and proceedings of all types are subject to many factors and their outcome and effect on our business and financial condition generally cannot be predicted accurately.
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
Senior Preferred Stock Purchase Agreements Litigation
Since June 2013, preferred and common stockholders of Fannie Mae and Freddie Mac filed lawsuits in multiple federal courts against one or more of the United States, Treasury and FHFA, challenging actions taken by the defendants relating to the Fannie Mae and Freddie Mac senior preferred stock purchase agreements and the conservatorships of Fannie Mae and Freddie Mac. Some of these lawsuits also contain claims against Fannie Mae and Freddie Mac. The legal claims being advanced by one or more of these lawsuits include challenges to the net worth sweep dividend provisions of the senior preferred stock that were implemented pursuant to August 2012 amendments to the agreements, the payment of dividends to Treasury under the net worth sweep dividend provisions, and FHFA’s decision to require Fannie Mae and Freddie Mac to draw funds from Treasury to pay dividends to Treasury prior to the August 2012 amendments. The plaintiffs seek various forms of equitable and injunctive relief as well as damages. The cases that remain pending or were terminated after March 31, 2024 are as follows:
District of Columbia (In re Fannie Mae/Freddie Mac Senior Preferred Stock Purchase Agreement Class Action Litigations and Fairholme Funds v. FHFA). Fannie Mae is a defendant in two cases filed in the U.S. District Court for the District of Columbia, including a consolidated class action. The cases were consolidated for trial, and on August 14, 2023, the jury returned a verdict for the plaintiffs and awarded damages of $299.4 million to Fannie Mae preferred stockholders. On March 20, 2024, the court entered final judgment and set the amount of prejudgment interest owed by Fannie Mae at $199.7 million. On April 17, 2024, the defendants filed a motion for judgment as a matter of law, which has been fully briefed. The parties will have 30 days to appeal following the court’s decision on the motion. See “Note 14, Commitments and Contingencies” for additional information.
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
District of Minnesota (Bhatti et al. v. FHFA et al.). On June 22, 2017, preferred and common stockholders of Fannie Mae and Freddie Mac filed a complaint for declaratory and injunctive relief against FHFA and Treasury in the U.S. District Court for the District of Minnesota. The court dismissed the case on July 6, 2018. On October 6, 2021, the U.S. Court of Appeals for the Eighth Circuit affirmed in part and reversed in part the district court’s ruling and remanded the case to the district court to determine whether the stockholders suffered compensable harm. On January 26, 2022, plaintiffs filed an amended complaint. On March 11, 2022 and March 14, 2022, Treasury and FHFA each filed motions to dismiss the new complaint. On December 16, 2022, the district court dismissed the case. On March 28, 2024, the Eighth Circuit Court of Appeals affirmed the district court’s dismissal. The shareholders’ time to seek review of that decision lapsed on June 26, 2024, ending the case.
Eastern District of Pennsylvania (Wazee Street Opportunities Fund IV L.P. et al. v. FHFA et al.). On August 16, 2018, common stockholders of Fannie Mae and Freddie Mac filed a complaint for declaratory and injunctive relief against FHFA and Treasury in the U.S. District Court for the Eastern District of Pennsylvania. FHFA and Treasury moved to

Fannie Mae Second Quarter 2024 Form 10-Q	116

Other Information

dismiss the case on November 16, 2018, and plaintiffs filed a motion for summary judgment on December 21, 2018. On July 1, 2024, plaintiffs filed a motion for leave to amend their complaint.
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
Recent Sales of Unregistered Equity Securities
Under the terms of our senior preferred stock purchase agreement with Treasury, we are prohibited from selling or issuing our equity interests without the prior written consent of Treasury except under limited circumstances, which are described in “Business—Conservatorship and Treasury Agreements—Treasury Agreements—Covenants” in our 2023 Form 10-K. During the quarter ended June 30, 2024, we did not sell any equity securities.
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

Fannie Mae Second Quarter 2024 Form 10-Q	117

Other Information

We are providing our website address solely for your information. Information appearing on our website is not incorporated into this report.
Our Purchases of Equity Securities
We did not repurchase any of our equity securities during the second quarter of 2024.
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
Statutory Restrictions. Under the GSE Act, we are not permitted to make a capital distribution (including the payment of dividends) if, after making the distribution, we would be undercapitalized. The Director of FHFA, however, may permit us to repurchase shares if the repurchase is made in connection with the issuance of additional shares or obligations in at least an equivalent amount and will reduce our financial obligations or otherwise improve our financial condition. The GSE Act also provides that: (1) if we are classified as undercapitalized, we may not make a capital distribution that would result in our reclassification as significantly or critically undercapitalized; and (2) if we are classified as significantly undercapitalized, we may not make a capital distribution that would result in our reclassification as critically undercapitalized and we may not make any other capital distribution without the approval of the Director of FHFA. Our capital classifications have been suspended during conservatorship. In addition, under the Charter Act, we must obtain the prior written approval of FHFA to make a capital distribution that would decrease our total capital to an amount less than the risk-based capital level or that would decrease our core capital to an amount less than the minimum capital level.
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

Fannie Mae Second Quarter 2024 Form 10-Q	118

Other Information

conservation buffer is less than our stress capital buffer or (b) our leverage buffer is less than our prescribed leverage buffer amount.
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
None.
Item 5.  Other Information
Trading Arrangements
During the quarter ended June 30, 2024, no Fannie Mae director or officer (as that term is defined by the SEC in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement for transactions in Fannie Mae securities.
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

10.1	Form of Relocation Repayment Agreement for Officers of Fannie Mae
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101. INS	Inline XBRL Instance Document* - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101. SCH	Inline XBRL Taxonomy Extension Schema*
101. CAL	Inline XBRL Taxonomy Extension Calculation*
101. DEF	Inline XBRL Taxonomy Extension Definition*
101. LAB	Inline XBRL Taxonomy Extension Label*
101. PRE	Inline XBRL Taxonomy Extension Presentation*
104	Cover Page Interactive Data File* (embedded within the Inline XBRL document)
*    The financial information contained in these Inline XBRL documents is unaudited.

Fannie Mae Second Quarter 2024 Form 10-Q	119

Signatures

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal National Mortgage Association

By:	/s/ Priscilla Almodovar
Priscilla Almodovar President and Chief Executive Officer
Date: July 30, 2024

By:	/s/ Chryssa C. Halley
Chryssa C. Halley Executive Vice President and Chief Financial Officer
Date: July 30, 2024

Fannie Mae Second Quarter 2024 Form 10-Q	120