Form 10-Q
period 2024-09-30
FEDERAL NATIONAL MORTGAGE ASSOCIATION FANNIE MAE
filed 2024-10-31
CIK 310522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☑
As of October 14, 2024, there were 1,158,087,567 shares of common stock of the registrant outstanding.

Fannie Mae Third Quarter 2024 Form 10-Q	i

Fannie Mae Third Quarter 2024 Form 10-Q	ii

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
This report includes forward-looking statements based on management’s current expectations that are subject to significant uncertainties. Future events and our results may differ materially from those reflected in our forward-looking statements due to a variety of factors, including those discussed in “Forward-Looking Statements,” “Risk Factors” and elsewhere in this report and in our 2023 Form 10-K.
About Fannie Mae

Fannie Mae is a leading source of financing for residential mortgages in the United States. We provided $273.9 billion in liquidity to the mortgage market in the first nine months of 2024, which enabled the financing of approximately 993,000 home purchases, refinancings, and rental units.
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
We support both single-family and multifamily housing. Our Single-Family business provides financing for properties that have four or fewer residential units. Our Multifamily business provides financing for residential buildings with five or more units. As of June 30, 2024 (the latest date for which information is available), Fannie Mae owned or guaranteed an estimated 26% of single-family mortgage debt outstanding and an estimated 21% of multifamily mortgage debt outstanding in the United States.
We provide a guaranty on the MBS that we issue. If a borrower fails to make a payment on a mortgage loan that is included in a Fannie Mae MBS, we pay the shortfall amount to the MBS investor. In exchange for providing this guaranty, we receive a guaranty fee. Guaranty fees are the primary source of our revenues.
Because we assume the credit risk for mortgage loans in our MBS, our earnings are affected by the credit performance of these loans. Credit risk management is therefore key to our business and financial results. To help manage our mortgage credit risk exposure, and in response to capital and other requirements, we transfer some of our credit risk exposure to third parties through credit risk transfer transactions and mortgage insurance. For a discussion of how we manage credit risk, see “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management” and “MD&A—Multifamily Business—Multifamily Mortgage Credit Risk Management” in this report and in our 2023 Form 10-K.
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

Fannie Mae Third Quarter 2024 Form 10-Q	1

MD&A | Executive Summary
Executive Summary

Please read this summary together with our MD&A, our condensed consolidated financial statements as of September 30, 2024 and the accompanying notes.
Overview of Financial Results

Net Revenues and Net Income (Dollars in billions)

$7.3
$4.7
$7.3
$4.0
$21.3
$13.5
$21.8
$12.8
Q3 2023
Q3 2024
YTD 2023
YTD 2024
Net revenues
Net income

Summary of Financial Results
Quarterly Results
•Net revenues were relatively flat in the third quarter of 2024 compared with the third quarter of 2023.
•Net income decreased $655 million in the third quarter of 2024 compared with the third quarter of 2023, primarily driven by a decrease in fair value gains and a decrease in benefit for credit losses.
Year-to-Date Results
•Net revenues increased $522 million in the first nine months of 2024 compared with the first nine months of 2023, driven by an increase in net interest income.
•Net income decreased $617 million in the first nine months of 2024 compared with the first nine months of 2023, primarily driven by a decrease in benefit for credit losses and a decrease in fair value gains. This was partially offset by an increase in net interest income.
•Net worth increased to $90.5 billion as of September 30, 2024 from $77.7 billion as of December 31, 2023.
For more information on the drivers of our financial results, see “Consolidated Results of Operations.”
Legislation and Regulation

The information in this section updates and supplements information regarding legislative, regulatory, conservatorship and other matters affecting our business set forth in “Business—Conservatorship and Treasury Agreements” and “Business—Legislation and Regulation” in our 2023 Form 10-K, as well as in “MD&A—Legislation and Regulation” in our Form 10-Q for the quarter ended March 31, 2024 (“First Quarter 2024 Form 10-Q”) and in our Form 10-Q for the quarter ended June 30, 2024 (“Second Quarter 2024 Form 10-Q”). Also see “Risk Factors” in our 2023 Form 10-K for discussions of risks relating to legislative and regulatory matters.
Proposed 2025-2027 Housing Goals
We are subject to housing goals, which require that a specified amount of the mortgage loans we acquire meet requirements relating to affordability or location. Our housing goals are set by FHFA in accordance with the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended (the “GSE Act”). In August 2024, FHFA published a proposed rule that would establish single-family and multifamily housing goals for Fannie Mae and Freddie

Fannie Mae Third Quarter 2024 Form 10-Q	2

MD&A | Legislation and Regulation
Mac for 2025 through 2027. Comments on the proposed rule were due in October 2024. See “Risk Factors—GSE and Conservatorship Risk” in our 2023 Form 10-K for a discussion of how pursuing our housing goals may materially adversely affect our business, results of operations and financial condition.
Proposed Single-Family Housing Goals
Under FHFA’s proposed rule, FHFA would continue to evaluate our performance against the single-family housing goals using a two-part approach that compares the goals-qualifying share of our single-family mortgage acquisitions against both a benchmark level and a market level. To meet a single-family housing goal or subgoal, the percentage of our mortgage acquisitions that meet each goal or subgoal must equal or exceed either the benchmark level set in advance by FHFA or the market level for that year. The market level is determined retrospectively each year based on actual goals-qualifying originations in the overall market as measured by Home Mortgage Disclosure Act data for that year. Typically, this data is made available by the third quarter of the following year.
The table below sets forth the single-family housing goal benchmarks applicable to Fannie Mae for 2024, as compared with FHFA’s proposed single-family housing goal benchmarks for 2025 through 2027.

Current and Proposed Single-Family Housing Goals
	2024 Benchmark Level(1)	Proposed Benchmark Level 2025-2027(1)
Low-income home purchase goal(2)	28%	25%
Very low-income home purchase goal(3)	7	6
Minority census tracts home purchase subgoal(4)	10	12
Low-income census tracts home purchase subgoal(5)	4	4
Low-income refinance goal(6)	26	26
(1)    The FHFA benchmarks are expressed as a percentage of the total number of goal-eligible single-family mortgages acquired during the year.
(2)    Home purchase mortgages on single-family, owner-occupied properties to borrowers with incomes no greater than 80% of area median income.
(3)    Home purchase mortgages on single-family, owner-occupied properties to borrowers with incomes no greater than 50% of area median income.
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
(6)    Refinance mortgages on single-family, owner-occupied properties to borrowers with incomes no greater than 80% of area median income.
The low-income areas housing goal benchmark level was not included in the proposed rule. Under the existing regulation, the benchmark level for the low-income areas home purchase goal will be the sum of the benchmark levels for the minority census tracts subgoal and the low-income census tracts subgoal established above, plus an additional amount that will be determined separately by FHFA by notice that takes into account families in disaster areas with incomes no greater than 100% of area median income.
The proposed rule would establish new criteria for assessing whether a housing plan would be required for failing to meet certain single-family housing goals. By statute, if FHFA determines that we did not meet a feasible housing goal, FHFA may require that we submit a housing plan describing the steps that we will take to improve our performance. Under the proposed rule, FHFA generally would not require that we submit a housing plan if our performance meets or exceeds the market level for the goal minus a specified enforcement factor. FHFA stated that the proposed enforcement factors address, in part, the uncertainty in forecasting the market several years in advance, as well as the time lag in determining the actual market level retrospectively.
Proposed Multifamily Housing Goals
Under FHFA’s proposed rule, FHFA would continue to evaluate our multifamily housing goals performance against the benchmark levels only. Both the multifamily housing goal benchmarks for 2024 and FHFA’s proposed multifamily housing goal benchmarks for 2025 through 2027 are based on the percentage share of the goal-eligible units in our annual multifamily loan acquisitions that are affordable to each income category.

Fannie Mae Third Quarter 2024 Form 10-Q	3

MD&A | Legislation and Regulation
The table below sets forth the multifamily housing goal benchmarks applicable to Fannie Mae for 2024, as compared with FHFA’s proposed multifamily housing goal benchmarks for 2025 through 2027.

Current and Proposed Multifamily Housing Goals
	2024 Benchmark Level	Proposed Benchmark Level 2025-2027
Low-income goal(1)	61%	61%
Very low-income goal(2)	12	14
Small multifamily low-income subgoal(3)	2.5	2
(1)    Affordable to low-income families, defined as families with incomes no greater than 80% of area median income.
(2)    Affordable to very low-income families, defined as families with incomes no greater than 50% of area median income. The current regulation refers to the very low-income housing benchmark level as a subgoal. The proposed rule would refer to it as a goal.
(3)    Units in small multifamily properties (defined as properties with 5 to 50 units) affordable to low-income families.
2023 Housing Goals Performance
In October 2024, FHFA notified us that it had determined that we met four of our six 2023 single-family housing goals and subgoals, and all of our 2023 multifamily housing goals and subgoals. FHFA determined that we missed the single-family low-income home purchase goal and the single-family very low-income home purchase goal. FHFA also determined that we are not required to submit a housing plan as a result of the two missed single-family goals because those goals were not feasible for us to achieve for 2023. See “Business—Legislation and Regulation—Housing Goals” in our 2023 Form 10-K for more information regarding our 2023 housing goals requirements.

Fannie Mae Third Quarter 2024 Form 10-Q	4

MD&A | Key Market Economic Indicators
Key Market Economic Indicators

In “MD&A—Key Market Economic Indicators” in our 2023 Form 10-K, we discuss how varying macroeconomic conditions can influence our financial results across different business and economic environments, and we provide forecasts and expectations with respect to some of these macroeconomic conditions. Below we provide an update to these forecasts and expectations, as well as updates to certain macroeconomic information. Our forecasts and expectations are based on many assumptions, subject to many uncertainties and may change, perhaps substantially, from our current forecasts and expectations. See “Risk Factors” and “Forward-Looking Statements” in our 2023 Form 10-K and in this report for a discussion of factors that could cause actual results to differ materially from our current forecasts and expectations.
Interest Rates
Selected Benchmark Interest Rates
(1)Refers to the U.S. weekly average fixed-rate mortgage rate according to Freddie Mac’s Primary Mortgage Market Survey®. These rates are reported using the latest available data for a given period.
(2)According to Bloomberg.
(3)Refers to the daily rate per the Federal Reserve Bank of New York.
The average 30-year fixed-rate mortgage rate at the end of the third quarter of 2024 decreased compared to the end of the second quarter of 2024 and the end of the fourth quarter of 2023.
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
Home prices on a national basis grew by an estimated 5.9% in the first nine months of 2024. Based on our expectation of a slight decrease in home prices in the fourth quarter of 2024, we forecast national home price growth of 5.8% for the full year of 2024. We expect regional variation in the timing and rate of home price changes.

Fannie Mae Third Quarter 2024 Form 10-Q	5

MD&A | Key Market Economic Indicators
Housing Activity
New Housing Starts(1)
(1)According to the U.S. Census Bureau and subject to revision.
Single-family housing starts decreased modestly in the third quarter of 2024 compared to the second quarter of 2024. We expect single-family housing starts will be higher in 2024 overall compared to 2023 due to elevated demand for new single-family housing.
We expect a decline in multifamily housing starts in 2024 overall compared to 2023, due to the large amount of new rental units expected to be completed in 2024.
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
U.S. gross domestic product (“GDP”) increased in the first nine months of 2024. The unemployment rate increased in the first nine months of 2024, and we expect it to continue to increase modestly in the fourth quarter of 2024.
See “Risk Factors—Market and Industry Risk” and “Risk Factors—Credit Risk” in our 2023 Form 10-K for further discussion of risks to our business and financial results associated with interest rates, home prices, housing activity, and economic conditions.

Fannie Mae Third Quarter 2024 Form 10-Q	6

MD&A | Consolidated Results of Operations
Consolidated Results of Operations

This section discusses our condensed consolidated results of operations and should be read together with our condensed consolidated financial statements and the accompanying notes.

Summary of Condensed Consolidated Results of Operations
	For the Three Months Ended September 30,			For the Nine Months Ended September 30,

	2024	2023	Variance	2024	2023	Variance
	(Dollars in millions)
Net interest income	$7,275	$7,220	$55	$21,566	$21,041	$525
Fee and other income(1)	66	76	(10)	206	209	(3)
Net revenues	7,341	7,296	45	21,772	21,250	522
Investment gains (losses), net	12	8	4	(28)	(34)	6
Fair value gains (losses), net	52	795	(743)	979	1,403	(424)
Administrative expenses	(925)	(897)	(28)	(2,793)	(2,629)	(164)
Benefit (provision) for credit losses	27	652	(625)	507	1,786	(1,279)
TCCA fees(2)	(862)	(860)	(2)	(2,581)	(2,571)	(10)
Credit enhancement expense(3)	(411)	(390)	(21)	(1,235)	(1,115)	(120)
Change in expected credit enhancement recoveries(4)	89	(128)	217	189	(168)	357
Other expenses, net(5)	(270)	(535)	265	(720)	(922)	202
Income before federal income taxes	5,053	5,941	(888)	16,090	17,000	(910)
Provision for federal income taxes	(1,009)	(1,242)	233	(3,242)	(3,535)	293
Net income	$4,044	$4,699	$(655)	$12,848	$13,465	$(617)
Total comprehensive income	$4,047	$4,681	$(634)	$12,848	$13,448	$(600)
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

Fannie Mae Third Quarter 2024 Form 10-Q	7

MD&A | Consolidated Results of Operations
Components of Net Interest Income
The table below displays the components of our net interest income from our guaranty book of business, from our portfolios, as well as from hedge accounting.

Components of Net Interest Income
	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2024	2023	Variance	2024	2023	Variance
	(Dollars in millions)
Net interest income from guaranty book of business:
Base guaranty fee income(1)	$4,159	$4,060	$99	$12,357	$12,077	$280
Base guaranty fee income related to TCCA(2)	862	860	2	2,581	2,571	10
Net deferred guaranty fee income(3)	831	942	(111)	2,475	2,611	(136)
Total net interest income from guaranty book of business	5,852	5,862	(10)	17,413	17,259	154
Net interest income from portfolios(4)	1,624	1,596	28	4,817	4,554	263
Income (expense) from hedge accounting(5)	(201)	(238)	37	(664)	(772)	108
Total net interest income	$7,275	$7,220	$55	$21,566	$21,041	$525
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
Net interest income remained relatively flat in the third quarter of 2024 compared with the third quarter of 2023. Higher income from base guaranty fees and lower expense from hedge accounting was substantially offset by lower net deferred guaranty fee income.
•Higher base guaranty fee income. Higher average remitted guaranty fees on new acquisitions in our single-family guaranty book of business was the primary driver of the increase in base guaranty fee income in the third quarter of 2024 compared with the third quarter of 2023.
•Lower expense from hedge accounting. We had lower expense from hedge accounting in the third quarter of 2024 compared with the third quarter of 2023, primarily driven by lower interest expense on derivatives in hedging relationships in the third quarter of 2024 than in the third quarter of 2023.
•Lower net deferred guaranty fee income. Net amortization income decreased in the third quarter of 2024 compared with the third quarter of 2023, primarily due to a lower balance of net unamortized deferred guaranty fees. See “Analysis of Unamortized Deferred Guaranty Fees” below for additional information.
Net interest income increased in the first nine months of 2024 compared with the first nine months of 2023, primarily as a result of higher base guaranty fee income and higher net interest income from portfolios, partially offset by lower net deferred guaranty fee income.
•Higher base guaranty fee income. Higher average remitted guaranty fees on new acquisitions in our single-family guaranty book of business was the primary driver of the increase in base guaranty fee income in the first nine months of 2024 compared with the first nine months of 2023.
•Higher net interest income from portfolios. Higher net interest income from portfolios in the first nine months of 2024 compared with the first nine months of 2023 was primarily driven by higher interest rates in the first nine months of 2024 than in the first nine months of 2023 on securities in our corporate liquidity portfolio, primarily securities purchased under agreements to resell.
•Lower net deferred guaranty fee income. Net amortization income decreased in the first nine months of 2024 compared with the first nine months of 2023, primarily due to a lower balance of unamortized deferred guaranty fees.

Fannie Mae Third Quarter 2024 Form 10-Q	8

MD&A | Consolidated Results of Operations
Analysis of Unamortized Deferred Guaranty Fees
The following charts present information about the interest rates of the loans in our single-family conventional guaranty book of business as well as information about our deferred guaranty fees.
As shown in the chart below (on the left), most of our single-family conventional guaranty book of business as of September 30, 2024 had an interest rate lower than the average 30-year fixed-rate mortgage rate. Per Freddie Mac’s Primary Mortgage Market Survey®, as of September 26, 2024, the U.S. weekly average interest rate for a single-family 30-year fixed-rate mortgage was 6.08%. Accordingly, even if interest rates decline meaningfully, most of the borrowers whose mortgage loans are in our single-family conventional guaranty book of business still would not be incentivized to refinance.
The other chart below (on the right) presents guaranty fees that will be amortized into deferred guaranty fee income in future periods, which we refer to as “unamortized deferred guaranty fees,” as described in “MD&A—Consolidated Results of Operations—Net Interest Income—Analysis of Unamortized Deferred Guaranty Fees” in our 2023 Form 10-K.

Interest Rates of Single-Family Conventional Guaranty Book of Business Compared with Average 30-Year Fixed-Rate Mortgage Rate	Unamortized Deferred Guaranty Fees(1)
As of September 30, 2024	(Dollars in billions)

>7%
5%
6% to <7%
9%
6.08%
5% to <6%
7%
4% to <5%
14%
3% to <4%
35%
<3%
30%
0%
10%
20%
30%
40%
50%

—	Represents the average 30-year fixed-rate mortgage rate as of September 26, 2024, according to Freddie Mac’s Primary Mortgage Market Survey®, the last published rate for the quarter ending September 30, 2024.	(1)	Represents the net unamortized cost basis adjustments (consisting of premiums and discounts on single-family and multifamily mortgage loans and debt of consolidated trusts) that will be recognized through deferred guaranty fee income over the remaining contractual life of the mortgage loans or debt. Although we are in a net premium position for both mortgage loans and debt of consolidated trusts, we have a greater amount of premiums with respect to debt of consolidated trusts. Primarily as a result of the upfront fees we charge, the net amortization of these cost basis adjustments will result in income.

—	Represents the percentage of single-family conventional guaranty book of business by select interest rate band based on the current interest rate of the mortgage loans.
The amount of deferred guaranty fee income we record can vary and is primarily impacted by: (1) the amount of upfront fees we charge on single-family mortgage loans, and (2) changes in interest rates, which affect the premiums and discounts we record on newly acquired mortgage loans and newly created debt of consolidated trusts. The balance of our unamortized deferred guaranty fees decreased as of September 30, 2024, compared with December 31, 2023, largely as a result of amortization of existing premiums on debt of consolidated trusts. In addition, interest-rate-driven pricing changes have increased the premiums on newly acquired loans, which further reduced the balance of unamortized deferred guaranty fees.

Fannie Mae Third Quarter 2024 Form 10-Q	9

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

Analysis of Net Interest Income and Yield(1)
	For the Three Months Ended September 30,
	2024			2023
	Average Balance	Interest Income/ (Expense)	Average Rates Earned/Paid	Average Balance	Interest Income/ (Expense)	Average Rates Earned/Paid
	(Dollars in millions)
Interest-earning assets:
Cash and cash equivalents(2)	$47,241	$643	5.44%	$56,077	$753	5.37%
Securities purchased under agreements to resell	41,706	572	5.49	41,570	563	5.42
Investments in securities(3)	57,212	350	2.45	55,115	322	2.34
Mortgage loans:
Mortgage loans of Fannie Mae	52,105	576	4.42	51,802	615	4.75
Mortgage loans of consolidated trusts	4,092,789	35,814	3.50	4,086,890	33,096	3.24
Total mortgage loans(4)	4,144,894	36,390	3.51	4,138,692	33,711	3.26
Advances to lenders	3,325	57	6.86	3,973	66	6.64
Total interest-earning assets	$4,294,378	$38,012	3.54%	$4,295,427	$35,415	3.30%
Interest-bearing liabilities:
Short-term funding debt	$10,445	$(137)	5.25%	$15,388	$(201)	5.22%
Long-term funding debt	104,952	(1,014)	3.86	111,351	(942)	3.38
CAS debt	2,197	(64)	11.65	3,702	(100)	10.80
Total debt of Fannie Mae	117,594	(1,215)	4.13	130,441	(1,243)	3.81
Debt securities of consolidated trusts held by third parties	4,081,619	(29,522)	2.89	4,087,136	(26,952)	2.64
Total interest-bearing liabilities	$4,199,213	$(30,737)	2.93%	$4,217,577	$(28,195)	2.67%
Net interest income/net interest yield		$7,275	0.68%		$7,220	0.67%

Fannie Mae Third Quarter 2024 Form 10-Q	10

MD&A | Consolidated Results of Operations

	For the Nine Months Ended September 30,
	2024			2023
	Average Balance	Interest Income/ (Expense)	Average Rates Earned/Paid	Average Balance	Interest Income/ (Expense)	Average Rates Earned/Paid
	(Dollars in millions)
Interest-earning assets:
Cash and cash equivalents(2)	$46,687	$1,897	5.42%	$60,521	$2,258	4.97%
Securities purchased under agreements to resell	46,046	1,887	5.46	39,834	1,505	4.98
Investments in securities(3)	54,371	932	2.29	54,443	899	2.20
Mortgage loans:
Mortgage loans of Fannie Mae	51,057	1,711	4.47	52,179	1,833	4.68
Mortgage loans of consolidated trusts	4,091,464	105,512	3.44	4,078,981	96,670	3.16
Total mortgage loans(4)	4,142,521	107,223	3.45	4,131,160	98,503	3.18
Advances to lenders	2,882	146	6.75	3,379	160	6.24
Total interest-earning assets	$4,292,507	$112,085	3.48%	$4,289,337	$103,325	3.21%
Interest-bearing liabilities:
Short-term funding debt	$11,808	$(462)	5.22%	$13,628	$(503)	4.87%
Long-term funding debt	103,133	(2,854)	3.69	116,433	(2,686)	3.08
CAS debt	2,422	(207)	11.40	4,381	(332)	10.10
Total debt of Fannie Mae	117,363	(3,523)	4.00	134,442	(3,521)	3.49
Debt securities of consolidated trusts held by third parties	4,084,450	(86,996)	2.84	4,081,140	(78,763)	2.57
Total interest-bearing liabilities	$4,201,813	$(90,519)	2.87%	$4,215,582	$(82,284)	2.60%
Net interest income/net interest yield		$21,566	0.67%		$21,041	0.65%
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
(4)    Average balance includes mortgage loans on nonaccrual status. Interest income includes loan fees of $711 million and $2.1 billion, respectively, for the third quarter of 2024 and first nine months of 2024, compared with $722 million and $2.1 billion, respectively, for the third quarter of 2023 and first nine months of 2023. Loan fees primarily consist of yield maintenance revenue we recognized on the prepayment of multifamily mortgage loans and the amortization of upfront cash fees exchanged when we acquire the mortgage loan.

Fannie Mae Third Quarter 2024 Form 10-Q	11

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
The table below displays the components of our fair value gains and losses.

Fair Value Gains (Losses), Net
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in millions)
Risk management derivatives fair value gains (losses) attributable to:
Net contractual interest income (expense) on interest-rate swaps(1)	$(272)	$(348)	$(860)	$(1,123)
Net change in fair value during the period	(198)	852	831	1,544
Impact of hedge accounting(2)	215	(339)	471	283
Risk management derivatives fair value gains (losses), net	(255)	165	442	704
Mortgage commitment derivatives fair value gains (losses), net	(567)	591	(266)	675
Credit enhancement derivatives fair value gains (losses), net	(38)	47	(52)	61
Total derivatives fair value gains (losses), net	(860)	803	124	1,440
Trading securities gains (losses), net	1,267	(318)	1,127	(295)
Long-term debt fair value gains (losses), net	(471)	406	(343)	356
Other, net(3)	116	(96)	71	(98)
Fair value gains (losses), net	$52	$795	$979	$1,403
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
Fair value gains, net in the third quarter of 2024 were driven by gains on fixed-rate trading securities, which were substantially offset by losses on mortgage commitment derivatives, long-term debt of consolidated trusts held at fair value, and risk management derivatives, all of which were primarily due to declining interest rates in the third quarter of 2024.
Fair value gains, net in the first nine months of 2024 were driven by:
•gains on fixed-rate trading securities and risk management derivatives, partially offset by
•losses on long-term debt of consolidated trusts held at fair value and mortgage commitment derivatives.
Declining interest rates during the third quarter of 2024 drove gains on fixed-rate trading securities, losses on long-term debt of consolidated trusts held at fair value, and losses on mortgage commitment derivatives. Rising rates in the first half of 2024 drove gains on risk management derivatives, which were partially offset by losses in the third quarter of 2024 as rates declined.
Fair value gains, net in the third quarter and first nine months of 2023 were primarily driven by gains on mortgage commitment derivatives, risk management derivatives, and long-term debt of consolidated trusts held at fair value, primarily due to rising interest rates.
These gains were partially offset by the impact of declining prices of fixed-rate trading securities, primarily driven by rising interest rates.

Fannie Mae Third Quarter 2024 Form 10-Q	12

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

Components of Benefit (Provision) for Credit Losses and Change in Expected Credit Enhancement Recoveries
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in millions)
Single-family benefit (provision) for credit losses:
Changes in loan activity(1)	$(328)	$(335)	$(769)	$(1,075)
Redesignation of loans from held for investment (“HFI”) to held for sale (“HFS”)	(96)	(591)	(131)	(591)
Actual and forecasted home prices	603	1,901	1,929	4,005
Actual and projected interest rates	248	(260)	15	(284)
Other(2)	24	21	290	146
Single-family benefit (provision) for credit losses	451	736	1,334	2,201
Multifamily benefit (provision) for credit losses:
Changes in loan activity(1)	(278)	(103)	(444)	(187)
Actual and projected interest rates	81	(242)	(20)	(234)
Actual and projected economic data(3)	(83)	234	(154)	(69)
Other(2)	(144)	27	(209)	75
Multifamily benefit (provision) for credit losses	(424)	(84)	(827)	(415)
Total benefit (provision) for credit losses	$27	$652	$507	$1,786

Change in expected credit enhancement recoveries:(4)
Single-family	$(45)	$(170)	$(134)	$(298)
Multifamily	134	42	323	130
Change in expected credit enhancement recoveries	$89	$(128)	$189	$(168)
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
(2)Includes provision for allowance on accrued interest receivable and impacts of model enhancements. Also includes any benefit or provision for our guaranty loss reserves that are not separately included in the other components. Beginning with the period ended March 31, 2024, single-family also includes the release of economic concessions related to loans previously designated as troubled debt restructurings (“TDRs”) that received loss mitigation arrangements during the period. Prior periods have been updated to conform to the current period presentation.
(3)Primarily consists of changes attributed to projected property net operating income, actual and projected property values, and labor market forecasts.
(4)Includes estimated changes in benefits, from our freestanding credit enhancements. Beginning with the period ended December 31, 2023, “Change in expected credit enhancement recoveries” as presented in this table includes activity associated with both active and inactive loans. Previously, this presentation only included active loans. Prior periods have been updated to conform to the current period presentation.

Fannie Mae Third Quarter 2024 Form 10-Q	13

MD&A | Consolidated Results of Operations
Single-Family Benefit (Provision) for Credit Losses
Our single-family benefit for credit losses in the third quarter of 2024 was primarily driven by a benefit from forecasted home price growth and a benefit from actual and projected interest rates, partially offset by a provision from changes in loan activity, as described below. Additionally, our allowance for loan losses as of September 30, 2024 considers the potential impact of Hurricane Helene.
•Benefit from forecasted home price growth. During the third quarter of 2024, our forecast of future home prices improved. Higher home prices decrease the likelihood that loans will default and reduce the amount of losses on loans that do default, which impacts our estimate of losses and ultimately reduces our loss reserves and provision for credit losses. See “Key Market Economic Indicators” in our 2023 Form 10-K for additional information about how home prices affect our credit loss estimates. See “Key Market Economic Indicators” in this report for a discussion of home price growth and our home price forecast. Also see “Critical Accounting Estimates” in this report for more information about our home price forecast.
•Benefit from actual and projected interest rates. Actual and projected interest rates decreased in the third quarter of 2024, which reduced the probability of default, resulting in a benefit for credit losses.
•Provision from changes in loan activity. This includes provision on newly acquired loans and was primarily driven by the credit risk profile of our single-family acquisitions for the third quarter of 2024, which primarily consisted of purchase loans. Purchase loans generally have higher origination loan-to-value (“LTV”) ratios than refinance loans; therefore, purchase loans have a higher estimated risk of default and loss severity in the allowance than refinance loans and a correspondingly higher credit loss provision at the time of acquisition.
Our single-family benefit for credit losses in the first nine months of 2024 was primarily driven by a benefit from actual and forecasted home price growth, partially offset by a provision from changes in loan activity.
•Benefit from actual and forecasted home price growth. During the first nine months of 2024, actual home prices appreciated more than originally projected and our forecast of future home prices also improved.
•Provision from changes in loan activity. This includes provision on newly acquired loans and was primarily driven by the credit risk profile of our single-family acquisitions for the first nine months of 2024, which primarily consisted of purchase loans.
Our single-family benefit for credit losses in the third quarter of 2023 and first nine months of 2023 was primarily driven by a benefit from actual and forecasted home price growth, partially offset by a provision relating to the redesignation of loans from HFI to HFS and a provision from changes in loan activity, as described below:
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
•Provision from changes in loan activity. This includes provision on newly acquired loans and was primarily driven by an increase of the portion of our single-family acquisitions consisting of purchase loans.
Multifamily Benefit (Provision) for Credit Losses
Our multifamily provision for credit losses in the third quarter of 2024 was largely driven by certain adjustable-rate conventional loans that were written down to the net recoverable amount during the period. We also recognized provision for credit losses because, compared to our previous forecast, our current period forecast expects further slight decreases in projected multifamily property values and a longer period of time for projected multifamily property values to improve.
Our multifamily allowance and estimate for credit losses as of September 30, 2024 also considers uncertainty. This includes uncertainty relating to multifamily property values, as well as uncertainty due to the ongoing investigation of multifamily lending transactions with suspected fraud, which may increase the risk of default. See “Multifamily Business—Multifamily Mortgage Credit Risk Management—Multifamily Guaranty Book Diversification and Monitoring” for additional information about multifamily lending transactions in which fraud may have occurred.

Fannie Mae Third Quarter 2024 Form 10-Q	14

MD&A | Consolidated Results of Operations
Our multifamily provision for credit losses in the first nine months of 2024 was primarily driven by loan delinquencies in our multifamily guaranty book of business, including provision attributable to adjustable-rate conventional loans that became seriously delinquent and were written down to the net recoverable amount, declines in estimated actual and projected multifamily property values, and provision for uncertainty described above. Provision related to uncertainty is included in “Other” in the table above and provision attributable to multifamily property values, including changes to the timing of recoveries, is included in “Actual and projected economic data” in the table above.
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

Fannie Mae Third Quarter 2024 Form 10-Q	15

MD&A | Consolidated Balance Sheet Analysis
Consolidated Balance Sheet Analysis

This section discusses our condensed consolidated balance sheets and should be read together with our condensed consolidated financial statements and the accompanying notes.

Summary of Condensed Consolidated Balance Sheets
	As of
	September 30, 2024	December 31, 2023	Variance
	(Dollars in millions)
Assets
Cash and cash equivalents	$38,146	$35,817	$2,329
Restricted cash and cash equivalents	38,626	32,889	5,737
Securities purchased under agreements to resell	18,065	30,700	(12,635)
Investments in securities, at fair value	61,790	53,116	8,674
Mortgage loans:
Of Fannie Mae	52,720	50,325	2,395
Of consolidated trusts	4,093,594	4,094,036	(442)
Allowance for loan losses	(7,656)	(8,730)	1,074
Mortgage loans, net of allowance for loan losses	4,138,658	4,135,631	3,027
Deferred tax assets, net	10,968	11,681	(713)
Other assets	28,303	25,603	2,700
Total assets	$4,334,556	$4,325,437	$9,119
Liabilities and equity
Debt:
Of Fannie Mae	$121,715	$124,065	$(2,350)
Of consolidated trusts	4,096,063	4,098,653	(2,590)
Other liabilities	26,248	25,037	1,211
Total liabilities	4,244,026	4,247,755	(3,729)
Fannie Mae stockholders’ equity:
Senior preferred stock	120,836	120,836	—
Other net deficit	(30,306)	(43,154)	12,848
Total equity	90,530	77,682	12,848
Total liabilities and equity	$4,334,556	$4,325,437	$9,119
Restricted Cash and Cash Equivalents
The increase in restricted cash and cash equivalents from December 31, 2023 to September 30, 2024 was primarily driven by an increase in prepayments of loans held in consolidated trusts, resulting in higher cash balances held in trust at period-end.
Securities Purchased Under Agreements to Resell and Investments in Securities, at Fair Value
The primary driver of the increase in investments in securities, at fair value, as well as the decrease in securities purchased under agreements to resell, from December 31, 2023 to September 30, 2024, was a shift to investing the proceeds of funding debt issued during the third quarter of 2024 in longer-term U.S. Treasury securities, rather than investing those funds in securities purchased under agreements to resell. See “Liquidity and Capital Management—Liquidity Management—Corporate Liquidity Portfolio” for additional information.
Mortgage Loans, Net of Allowance
The mortgage loans reported in our condensed consolidated balance sheets are classified as either HFS or HFI and include loans owned by Fannie Mae and loans held in consolidated trusts.

Fannie Mae Third Quarter 2024 Form 10-Q	16

MD&A | Consolidated Balance Sheet Analysis
Mortgage loans, net of allowance for loan losses increased from December 31, 2023 to September 30, 2024, driven primarily by acquisitions outpacing loan paydowns, liquidations and sales during the first nine months of 2024, as well as a decline in our allowance for loan losses.
For additional information on our mortgage loans, see “Note 4, Mortgage Loans,” and for additional information on changes in our allowance for loan losses, see “Note 5, Allowance for Loan Losses.”
Debt
The decrease in debt of Fannie Mae from December 31, 2023 to September 30, 2024 was due to redemptions outpacing new issuances. The decrease in debt of consolidated trusts from December 31, 2023 to September 30, 2024 was primarily driven by liquidations of Fannie Mae MBS outpacing issuances. See “Liquidity and Capital Management—Liquidity Management—Debt Funding” for a summary of activity in debt of Fannie Mae and information on our outstanding short-term and long-term debt. Also see “Note 8, Short-Term and Long-Term Debt” for additional information on our total outstanding debt.
Stockholders’ Equity
Our stockholders’ equity (also referred to as our net worth) increased to $90.5 billion as of September 30, 2024, compared with $77.7 billion as of December 31, 2023, due to the $12.8 billion in comprehensive income recognized during the first nine months of 2024.
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
•Loss mitigation supports our loss mitigation efforts through the purchase of delinquent loans from our MBS trusts.
•Other represents assets that we previously purchased for investment purposes.

Fannie Mae Third Quarter 2024 Form 10-Q	17

MD&A | Retained Mortgage Portfolio
The table below displays the components of our retained mortgage portfolio. Based on the nature of the asset, these balances are included in either “Investments in securities, at fair value” or “Mortgage loans, net of allowance for loan losses” in our “Summary of Condensed Consolidated Balance Sheets” table above.

Retained Mortgage Portfolio
	As of
	September 30, 2024	December 31, 2023
	(Dollars in millions)
Lender liquidity:
Agency securities(1)	$31,227	$27,823
Mortgage loans	9,370	7,101
Total lender liquidity	40,597	34,924
Loss mitigation mortgage loans(2)	40,649	38,634
Other:
Reverse mortgage loans and securities(3)	3,897	5,953
Other mortgage loans and securities(4)	2,754	3,683
Total other	6,651	9,636
Total retained mortgage portfolio	$87,897	$83,194

Retained mortgage portfolio by segment:
Single-family mortgage loans and mortgage-related securities	$82,454	$77,357
Multifamily mortgage loans and mortgage-related securities	$5,443	$5,837
(1)Consists of Fannie Mae, Freddie Mac and Ginnie Mae mortgage-related securities, including Freddie Mac securities guaranteed by Fannie Mae. Excludes Fannie Mae and Ginnie Mae reverse mortgage securities and Fannie Mae-wrapped private-label securities.
(2)Includes single-family loans on nonaccrual status of $9.8 billion and $8.1 billion as of September 30, 2024 and December 31, 2023, respectively. Also includes multifamily loans on nonaccrual status of $2.9 billion and $2.0 billion as of September 30, 2024 and December 31, 2023, respectively.
(3)Includes Fannie Mae and Ginnie Mae reverse mortgage securities. We stopped acquiring newly originated reverse mortgage loans in 2010.
(4)Other mortgage loans primarily includes multifamily loans on accrual status and single-family loans that are not included in the loss mitigation or lender liquidity categories. Other mortgage securities primarily includes private-label securities and mortgage revenue bonds.
The amount of mortgage assets that we may own is capped at $225 billion under the terms of our senior preferred stock purchase agreement with Treasury. In addition, we are currently required to cap our mortgage assets at $202.5 billion per instructions from FHFA. We include 10% of the notional value of the interest-only securities we hold in calculating the size of the retained mortgage portfolio for the purpose of determining compliance with the senior preferred stock purchase agreement mortgage assets cap and associated FHFA instructions. As of September 30, 2024, 10% of the notional value of our interest-only securities was $1.6 billion, which is not included in the table above.
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
In support of our loss mitigation strategies, we purchased $9.6 billion of loans from our single-family MBS trusts in the first nine months of 2024, the substantial majority of which were delinquent, compared with $6.9 billion of loans purchased from single-family MBS trusts in the first nine months of 2023.

Fannie Mae Third Quarter 2024 Form 10-Q	18

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
The table below displays the composition of our guaranty book of business based on unpaid principal balance.

Composition of Fannie Mae Guaranty Book of Business
	As of
	September 30, 2024			December 31, 2023
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Conventional guaranty book of business(1)	$3,643,490	$487,715	$4,131,205	$3,647,344	$471,812	$4,119,156
Government guaranty book of business(2)	6,077	491	6,568	7,901	520	8,421
Guaranty book of business	3,649,567	488,206	4,137,773	3,655,245	472,332	4,127,577
Freddie Mac securities guaranteed by Fannie Mae(3)	203,742	—	203,742	215,605	—	215,605
Total Fannie Mae guarantees	$3,853,309	$488,206	$4,341,515	$3,870,850	$472,332	$4,343,182
(1)Refers to mortgage loans and mortgage-related securities that are not guaranteed or insured, in whole or in part, by the U.S. government.
(2)Refers to mortgage loans and mortgage-related securities guaranteed or insured, in whole or in part, by the U.S. government.
(3)Consists of off-balance sheet arrangements of approximately (i) $170.2 billion and $179.6 billion in unpaid principal balance of Freddie Mac-issued UMBS backing Fannie Mae-issued Supers as of September 30, 2024 and December 31, 2023, respectively; and (ii) $33.5 billion and $36.0 billion in unpaid principal balance of Freddie Mac securities backing Fannie Mae-issued REMICs as of September 30, 2024 and December 31, 2023, respectively. See “Liquidity and Capital Management—Liquidity Management—Off-Balance Sheet Arrangements” for more information regarding our maximum exposure to loss on consolidated Fannie Mae MBS and Freddie Mac securities.
New Business and Affordable Housing Allocations
The GSE Act requires us to set aside each year an amount equal to 4.2 basis points of the unpaid principal balance of our new business purchases and to pay this amount to specified U.S. Department of Housing and Urban Development (“HUD”) and Treasury funds in support of affordable housing. In March 2024, we paid $155 million to the funds based on

Fannie Mae Third Quarter 2024 Form 10-Q	19

MD&A | Guaranty Book of Business
our new business purchases in 2023. For the first nine months of 2024, we recognized an expense of $115 million related to this obligation based on $273.9 billion in new business purchases during the period. We expect to pay this amount to the funds in 2025, plus additional amounts to be accrued based on our new business purchases in the fourth quarter of 2024.
Business Segments

We have two reportable business segments: Single-Family and Multifamily. The chart below displays net revenues and net income for each of our business segments for the first nine months of 2024 compared with the first nine months of 2023. Net revenues consist of net interest income and fee and other income.
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
Single-Family Mortgage Market
Total housing activity decreased in the third quarter of 2024 compared with the second quarter of 2024. Existing home sales averaged 3.89 million units annualized in the third quarter of 2024, compared with 4.05 million units in the second quarter of 2024, according to data from the National Association of REALTORS®. According to the U.S. Census Bureau, new single-family home sales averaged an annualized rate of approximately 724,000 units in the third quarter of 2024, compared with approximately 693,000 units in the second quarter of 2024.
The average 30-year fixed mortgage rate was 6.08% as of September 26, 2024, compared with 6.86% as of June 27, 2024, and averaged 6.51% in the third quarter of 2024, compared with 7.00% in the second quarter of 2024, according to Freddie Mac’s Primary Mortgage Market Survey®.
Single-family mortgage market originations increased modestly from an estimated $411 billion in the third quarter of 2023 to an estimated $443 billion in the third quarter of 2024. According to the October forecast from our Economic and Strategic Research Group, total originations in the U.S. single-family mortgage market in 2024 are forecasted to increase from 2023 levels by approximately 11%, from an estimated $1.50 trillion in 2023 to $1.67 trillion in 2024, and the amount of refinance originations in the U.S. single-family mortgage market are forecasted to increase from an estimated $221 billion in 2023 to $368 billion in 2024. Our Economic and Strategic Research Group’s October forecast is based on data available as of October 11, 2024. See “Key Market Economic Indicators” in our 2023 Form 10-K for additional discussion of how housing activity can affect our financial results and the uncertainties that may affect our forecasts and expectations.

Fannie Mae Third Quarter 2024 Form 10-Q	20

MD&A | Single-Family Business | Single-Family Mortgage-Related Securities Issuances Share
Single-Family Mortgage-Related Securities Issuances Share
Our single-family Fannie Mae MBS issuances were $92.3 billion for the third quarter of 2024, compared with $87.6 billion for the third quarter of 2023. Based on the latest data available, the charts below display our estimated share of single-family mortgage-related securities issuances as compared with that of our primary competitors for the issuance of single-family mortgage-related securities for the periods indicated.
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

Fannie Mae Third Quarter 2024 Form 10-Q	21

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

(1)    For information reported in this “Single-Family Business” section, our single-family conventional guaranty book of business is measured using the unpaid principal balance of our mortgage loans underlying Fannie Mae MBS outstanding. By contrast, the single-family conventional guaranty book of business presented in the “Composition of Fannie Mae Guaranty Book of Business” table in the “Guaranty Book of Business” section is based on the unpaid principal balance of the Fannie Mae MBS outstanding, rather than the unpaid principal balance of the underlying mortgage loans. These amounts differ primarily as a result of payments we receive on underlying loans that have not yet been paid to the MBS holders or instances where we have advanced missed borrower payments on mortgage loans to make required distributions to related MBS holders. As measured for purposes of the information reported in this section, our single-family conventional guaranty book of business was $3,627.4 billion as of September 30, 2024 and $3,636.7 billion as of December 31, 2023.
(2)    Excludes the impact of a 10 basis point guaranty fee increase implemented pursuant to the TCCA, the incremental revenue from which is paid to Treasury and not retained by us.
(3)    Our single-family conventional guaranty book of business primarily consists of single-family conventional mortgage loans underlying Fannie Mae MBS outstanding. It also includes single-family conventional mortgage loans of Fannie Mae held in our retained mortgage portfolio, and other credit enhancements that we provide on single-family conventional mortgage assets. Our single-family conventional guaranty book of business does not include: (a) mortgage loans guaranteed or insured, in whole or in part, by the U.S. government; (b) Freddie Mac-acquired mortgage loans underlying Freddie Mac-issued UMBS that we have resecuritized; or (c) non-Fannie Mae single-family mortgage-related securities held in our retained mortgage portfolio for which we do not provide a guaranty. Our average single-family conventional guaranty book of business is based on the average of quarter-end balances.
Our single-family conventional loan acquisition volumes remained at low levels in the third quarter of 2024. While interest rates decreased in the third quarter of 2024, the average 30-year fixed-rate mortgage rate during the quarter still remained higher than the interest rates of most outstanding single-family loans, resulting in low refinance volumes. In addition, housing affordability constraints and limited supply continued to put downward pressure on the volume of purchase loans we acquired.
Average charged guaranty fee on newly acquired conventional single-family loans is a metric management uses to measure the amount we earn as compensation for the credit risk we manage and to assess our return. Average charged guaranty fee represents, on an annualized basis, the average of the base guaranty fees charged during the period for our single-family conventional guaranty arrangements, which we receive monthly over the life of the loan, plus the recognition of any upfront cash payments, including loan-level price adjustments, based on an estimated average life at the time of acquisition. Our average charged guaranty fee on newly acquired conventional single-family loans, net of TCCA fees remained relatively flat in the third quarter of 2024 compared with the third quarter of 2023.

Fannie Mae Third Quarter 2024 Form 10-Q	22

MD&A | Single-Family Business | Single-Family Business Financial Results
Single-Family Business Financial Results
This section provides a discussion of the primary components of net income for our Single-Family Business. This information complements the discussion of financial results in “Consolidated Results of Operations.”

Single-Family Business Financial Results(1)
	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2024	2023	Variance	2024	2023	Variance
	(Dollars in millions)
Net interest income(2)	$6,131	$6,074	$57	$18,101	$17,663	$438
Fee and other income	48	56	(8)	154	156	(2)
Net revenues	6,179	6,130	49	18,255	17,819	436
Investment gains (losses), net	9	9	—	(48)	(35)	(13)
Fair value gains (losses), net	(8)	742	(750)	930	1,368	(438)
Administrative expenses	(766)	(745)	(21)	(2,327)	(2,183)	(144)
Benefit (provision) for credit losses	451	736	(285)	1,334	2,201	(867)
TCCA fees(2)	(862)	(860)	(2)	(2,581)	(2,571)	(10)
Credit enhancement expense	(336)	(335)	(1)	(1,022)	(949)	(73)
Change in expected credit enhancement recoveries(3)	(45)	(170)	125	(134)	(298)	164
Other expenses, net(4)	(218)	(411)	193	(612)	(730)	118
Income before federal income taxes	4,404	5,096	(692)	13,795	14,622	(827)
Provision for federal income taxes	(890)	(1,071)	181	(2,819)	(3,071)	252
Net income	$3,514	$4,025	$(511)	$10,976	$11,551	$(575)
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
Net Interest Income
Single-family net interest income remained relatively flat for the third quarter of 2024 compared with the third quarter of 2023. Higher income from base guaranty fees and lower expense from hedge accounting was substantially offset by lower net deferred guaranty fee income.
The increase in single-family net interest income for the first nine months of 2024 compared with the first nine months of 2023 was primarily as a result of higher base guaranty fee income and higher net interest income from portfolios, partially offset by lower net deferred guaranty fee income.
The drivers of net interest income for the Single-Family segment are consistent with the drivers of net interest income in our condensed consolidated statements of operations and comprehensive income. See “Consolidated Results of Operations—Net Interest Income” for more information on the factors that impact our single-family net interest income.
Fair Value Gains (Losses), Net
Fair value losses, net in the third quarter of 2024 were primarily driven by losses on mortgage commitment derivatives, long-term debt of consolidated trusts held at fair value and risk management derivatives, all of which were primarily due to falling interest rates during the third quarter of 2024. These fair value losses were substantially offset by fair value gains on fixed-rate trading securities during the third quarter of 2024, which were also primarily due to falling interest rates during the third quarter of 2024.
Fair value gains, net in the first nine months of 2024 were driven by gains on fixed-rate trading securities and risk management derivatives, partially offset by losses on long-term debt of consolidated trusts held at fair value and mortgage commitment derivatives.

Fannie Mae Third Quarter 2024 Form 10-Q	23

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
The drivers of fair value gains and losses for the Single-Family segment are generally consistent with the drivers of fair value gains and losses in our condensed consolidated statements of operations and comprehensive income, which we discuss in “Consolidated Results of Operations—Fair Value Gains (Losses), Net.”
Benefit (Provision) for Credit Losses
See “Consolidated Results of Operations—Benefit (Provision) for Credit Losses” for a discussion of our single-family benefit for credit losses.
Other Expenses, Net
During the third quarter of 2023, other expenses, net included litigation expense attributable to a jury verdict and an award of prejudgment interest for Fannie Mae preferred shareholders, of which $437 million was allocated to the Single-Family business segment.
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

Fannie Mae Third Quarter 2024 Form 10-Q	24

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

Fannie Mae Third Quarter 2024 Form 10-Q	25

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management

Key Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business(1)
	Percent of Single-Family Conventional Business Volume at Acquisition(2)				Percent of Single-Family Conventional Guaranty Book of Business(3) As of
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023	September 30, 2024	December 31, 2023
Original LTV ratio:(4)
<= 60%	17%	16%	17%	16%	25%	25%
60.01% to 70%	11	10	10	10	14	14
70.01% to 80%	33	34	33	33	33	33
80.01% to 90%	15	16	16	16	11	11
90.01% to 95%	17	17	17	19	12	12
95.01% to 100%	7	7	7	6	4	4
Greater than 100%	—	—	—	—	1	1
Total	100%	100%	100%	100%	100%	100%
Weighted average	77%	78%	78%	78%	73%	73%
Average loan amount	$332,039	$331,073	$330,682	$321,385	$209,020	$207,883
Loan count (in thousands)	281	269	730	765	17,354	17,494
Estimated mark-to-market LTV ratio:(5)
<= 60%					70%	68%
60.01% to 70%					12	14
70.01% to 80%					10	10
80.01% to 90%					5	5
90.01% to 100%					3	3
Greater than 100%					*	*
Total					100%	100%
Weighted average					50%	51%
FICO credit score at origination:(6)
< 620	* %	* %	* %	* %	* %	* %
620 to < 660	2	2	2	3	3	4
660 to < 680	3	3	3	3	4	4
680 to < 700	5	5	5	5	6	6
700 to < 740	18	19	18	20	20	20
>= 740	72	71	72	69	67	66
Total	100%	100%	100%	100%	100%	100%
Weighted average	759	757	758	755	753	753
Debt-to-income (“DTI”) ratio at origination:(7)
<= 43%	63%	65%	63%	65%	74%	75%
43.01% to 45%	10	10	10	10	9	9
Greater than 45%	27	25	27	25	17	16
Total	100%	100%	100%	100%	100%	100%
Weighted average	38%	38%	38%	38%	35%	35%

Fannie Mae Third Quarter 2024 Form 10-Q	26

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management

	Percent of Single-Family Conventional Business Volume at Acquisition(2)				Percent of Single-Family Conventional Guaranty Book of Business(3) As of
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023	September 30, 2024	December 31, 2023
Product type:
Fixed-rate:(8)
Long-term	96%	97%	96%	96%	89%	87%
Intermediate-term	3	2	3	3	10	12
Total fixed-rate	99	99	99	99	99	99
Adjustable-rate	1	1	1	1	1	1
Total	100%	100%	100%	100%	100%	100%
Number of property units:
1 unit	97%	98%	97%	98%	97%	98%
2-4 units	3	2	3	2	3	2
Total	100%	100%	100%	100%	100%	100%
Property type:
Single-family homes	92%	91%	91%	91%	91%	91%
Condo/Co-op	8	9	9	9	9	9
Total	100%	100%	100%	100%	100%	100%
Occupancy type:
Primary residence	93%	93%	93%	92%	91%	91%
Second/vacation home	2	2	2	2	3	3
Investor	5	5	5	6	6	6
Total	100%	100%	100%	100%	100%	100%
Loan purpose:
Purchase	86%	88%	86%	86%	47%	45%
Cash-out refinance	8	8	9	10	20	20
Other refinance	6	4	5	4	33	35
Total	100%	100%	100%	100%	100%	100%
Geographic concentration:(9)
Midwest	17%	15%	16%	14%	14%	14%
Northeast	15	14	14	13	16	16
Southeast	26	27	27	28	23	23
Southwest	22	23	22	24	19	19
West	20	21	21	21	28	28
Total	100%	100%	100%	100%	100%	100%
Origination year:
2018 and prior					19%	21%
2019					4	4
2020					22	24
2021					28	30
2022					13	13
2023					8	8
2024					6	—
Total					100%	100%
*    Represents less than 0.5% of single-family conventional business volume or guaranty book of business.

Fannie Mae Third Quarter 2024 Form 10-Q	27

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

Single-Family Loans with Credit Enhancement
	As of
	September 30, 2024		December 31, 2023
	Unpaid Principal Balance	Percentage of Single-Family Conventional Guaranty Book of Business	Unpaid Principal Balance	Percentage of Single-Family Conventional Guaranty Book of Business
	(Dollars in billions)
Primary mortgage insurance and other	$764	21%	$763	21%
Connecticut Avenue Securities	875	24	843	24
Credit Insurance Risk Transfer	425	12	399	11
Lender risk-sharing	46	1	52	1
Less: Loans covered by multiple credit enhancements	(428)	(12)	(411)	(12)
Total single-family loans with credit enhancement	$1,682	46%	$1,646	45%

Fannie Mae Third Quarter 2024 Form 10-Q	28

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
In the first nine months of 2024, we transferred a portion of the mortgage credit risk on single-family mortgage loans with an unpaid principal balance of $178.4 billion at the time of the transactions. When engaging in credit risk transfer transactions, we consider their cost, the resulting capital relief, and the overall credit risk transfer capacity of the market. The cost of our credit risk transfer transactions is impacted by macroeconomic and housing market sentiment, as well as the demand and capacity of the investors and reinsurers that support these transactions. Capacity considers both the total aggregate amount of outstanding coverage as well as the volume of new issuances available in the market. In response to these factors, we may choose to adjust the amount of first loss retained by Fannie Mae as a way to manage costs or market capacity when structuring our credit risk transfer transactions.
The table below displays the aggregate mortgage credit risk transferred to third parties and retained by Fannie Mae pursuant to our single-family credit risk transfer transactions. The table does not include the credit risk transferred on single-family transactions that were cancelled or terminated through September 30, 2024. The following table also excludes coverage obtained through primary mortgage insurance.

Outstanding as of September 30, 2024
(Dollars in billions)
Senior	Fannie Mae(1) $1,294				Outstanding Reference Pool(5) $1,361

Mezzanine	Fannie Mae(1) $4	CIRT(2) $15	CAS(2)(3) $14	Lender Risk-Sharing(2)(4) $3

First Loss	Fannie Mae(1) $19		CAS(2)(6) $10	Lender Risk-Sharing(2)(4) $2

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
(5)For CIRT and some lender risk-sharing transactions, “Reference Pool” reflects a pool of covered loans. For CAS and some lender risk-sharing transactions, represents outstanding reference pools, not the outstanding unpaid principal balance of the underlying loans. The outstanding unpaid principal balance for all loans covered by credit risk transfer programs, including all loans on which risk has been transferred in lender risk-sharing transactions, was $1,346 billion as of September 30, 2024.
(6)For CAS transactions, “First Loss” represents all B tranche balances. In recent deals we have retained certain subordinated class B tranche(s) that absorb losses before the remaining class B tranches.

Fannie Mae Third Quarter 2024 Form 10-Q	29

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
The risk in force of these transactions, which refers to the maximum amount of losses that could be absorbed by credit risk transfer investors, was approximately $44 billion as of September 30, 2024, compared with approximately $42 billion as of December 31, 2023.
The table below displays information about the credit enhancement recovery receivables we have recognized within “Other assets” in our condensed consolidated balance sheets. The decrease in our single-family freestanding credit enhancement receivables as of September 30, 2024 compared with December 31, 2023 was primarily the result of a decrease in our estimate of credit losses in the first nine months of 2024. As our estimate of credit losses decreases, so does the benefit we expect to receive from our freestanding credit enhancements.

Single-Family Credit Enhancement Receivables
	As of
	September 30, 2024	December 31, 2023
	(Dollars in millions)
Freestanding credit enhancement receivables	$117	$253
Primary mortgage insurance receivables, net of allowance(1)	65	54
(1)Amount is net of a valuation allowance of $402 million as of September 30, 2024 and $417 million as of December 31, 2023. The vast majority of this valuation allowance related to deferred payment obligations associated with unpaid claim amounts for which collectability is uncertain.
The table below displays the approximate cash paid or transferred to investors and counterparties for credit risk transfer transactions. The cash represents the portion of the guaranty fee paid to investors as compensation for taking on a share of the credit risk.

Credit Risk Transfer Transactions
	For the Nine Months Ended September 30,
	2024	2023
	(Dollars in millions)
Cash paid or transferred for:(1)
CAS transactions(2)	$684	$678
CIRT transactions	316	306
Lender risk-sharing transactions	104	101
(1)Cash paid or transferred to counterparties for CIRT transactions includes cancellation fees paid on certain CIRT transactions where we determined that the cost of these deals exceeded the expected remaining benefit. The table excludes cash paid upon the repurchase of certain CAS notes. In the first nine months of 2024, we paid $61 million in purchase premiums in connection with our repurchase of $807 million in outstanding CAS notes.
(2)Consists of cash paid for interest expense net of LIBOR or SOFR, as applicable, on outstanding CAS debt and amounts paid for both CAS REMIC® and CAS Credit-linked notes transactions.

Fannie Mae Third Quarter 2024 Form 10-Q	30

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
The table below displays the primary characteristics of loans in our single-family conventional guaranty book of business without credit enhancement.

Single-Family Loans Currently without Credit Enhancement
	As of
	September 30, 2024		December 31, 2023
	Unpaid Principal Balance	Percentage of Single-Family Conventional Guaranty Book of Business	Unpaid Principal Balance	Percentage of Single-Family Conventional Guaranty Book of Business
	(Dollars in billions)
Low LTV ratio or short-term(1)	$1,064	30%	$1,112	31%
Pre-credit risk transfer program inception(2)	217	6	236	6
Recently acquired(3)	160	4	180	5
Other(4)	760	21	730	20
Less: Loans in multiple categories	(256)	(7)	(267)	(7)
Total single-family loans currently without credit enhancement	$1,945	54%	$1,991	55%
(1)Represents loans with an LTV ratio less than or equal to 60% or loans with an original maturity of 20 years or less.
(2)Represents loans that were acquired before the inception of our credit risk transfer programs. Also includes Refi PlusTM loans.
(3)Represents loans that were recently acquired and have not been included in a reference pool.
(4)Includes adjustable-rate mortgage loans, loans with a combined LTV ratio greater than 97%, non-Refi Plus loans acquired after the inception of our credit risk transfer programs that became 30 or more days delinquent prior to inclusion in a credit risk transfer transaction, and loans that were delinquent as of September 30, 2024 or December 31, 2023. Also includes loans that were previously included in a credit risk transfer transaction but subsequently had the coverage canceled.
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

Fannie Mae Third Quarter 2024 Form 10-Q	31

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

Delinquency Status and Activity of Single-Family Conventional Loans
	As of
	September 30, 2024	December 31, 2023	September 30, 2023
Delinquency status:
30 to 59 days delinquent	1.02%	1.06%	0.95%
60 to 89 days delinquent	0.26	0.26	0.23
Seriously delinquent (“SDQ”):	0.52	0.55	0.54
Percentage of SDQ loans that have been delinquent for more than 180 days	44	47	51
Percentage of SDQ loans that have been delinquent for more than two years	7	10	13

	For the Nine Months Ended September 30,
	2024	2023
Single-family SDQ loans (number of loans):
Beginning balance	96,479	114,960
Additions	128,936	122,594
Removals:
Modifications and other loan workouts	(56,872)	(60,507)
Liquidations and sales	(21,699)	(22,707)
Cured or less than 90 days delinquent	(57,340)	(60,234)
Total removals	(135,911)	(143,448)
Ending balance	89,504	94,106
Our single-family serious delinquency rate as of September 30, 2024 remained near historically low levels. We anticipate that the impact of Hurricanes Helene and Milton will result in an increase in our single-family serious delinquency rate in the short term. In addition, given our expectation of slower economic growth, we expect the credit performance of the loans in our single-family guaranty book of business may decline compared to recent performance, which could lead to higher delinquencies or an increase in our single-family serious delinquency rate. For information about factors that affect our single-family serious delinquency rate, see “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Problem Loan Management” in our 2023 Form 10-K.

Fannie Mae Third Quarter 2024 Form 10-Q	32

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

Single-Family Conventional Seriously Delinquent Loan Concentration Analysis
	As of
	September 30, 2024			December 31, 2023			September 30, 2023
	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate
States:
California	19%	10%	0.39%	19%	10%	0.42%	19%	10%	0.41%
Florida	6	9	0.68	6	9	0.73	6	8	0.69
Illinois	3	5	0.66	3	5	0.70	3	5	0.69
New York	4	6	0.80	5	6	0.92	5	7	0.95
Texas	7	10	0.69	7	9	0.64	7	9	0.60
All other states	61	60	0.48	60	61	0.52	60	61	0.51
Vintages:
2008 and prior	2	16	1.79	2	18	2.07	2	20	2.18
2009-2024	98	84	0.46	98	82	0.47	98	80	0.45
Estimated mark-to-market LTV ratio:
<= 60%	70	69	0.45	68	69	0.49	68	71	0.49
60.01% to 70%	12	14	0.83	14	15	0.80	14	14	0.73
70.01% to 80%	10	9	0.74	10	9	0.77	10	9	0.71
80.01% to 90%	5	6	0.85	5	5	0.81	5	5	0.73
90.01% to 100%	3	2	0.62	3	2	0.59	3	1	0.52
Greater than 100%	*	*	3.43	*	*	2.05	*	*	3.99
Credit enhanced:(2)
Primary MI & other(3)	21	33	1.05	21	33	1.08	21	32	1.03
Credit risk transfer(4)	37	31	0.52	36	30	0.54	35	29	0.51
Non-credit enhanced	54	50	0.42	55	52	0.46	55	53	0.46
*Represents less than 0.5% of single-family conventional guaranty book of business.
(1)Calculated based on the number of single-family loans that were seriously delinquent for each category divided by the total number of single-family conventional loans that were seriously delinquent.
(2)The credit-enhanced categories are not mutually exclusive. A loan with primary mortgage insurance that is also covered by a credit risk transfer transaction will be included in both the “Primary MI & other” category and the “Credit risk transfer” category. As a result, the “Credit enhanced” and “Non-credit enhanced” categories do not sum to 100%. The total percentage of our single-family conventional guaranty book of business with some form of credit enhancement as of September 30, 2024 was 46%.
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

Fannie Mae Third Quarter 2024 Form 10-Q	33

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
As of September 30, 2024, the unpaid principal balance of single-family loans in forbearance was $6.3 billion, or 0.2% of our single-family conventional guaranty book of business, compared with $6.9 billion, or 0.2% of our single-family conventional guaranty book of business, as of December 31, 2023. We expect the balance of single-family loans in forbearance may increase as a result of the impact of recent hurricanes on borrowers.
The chart below displays the unpaid principal balance of our completed single-family loan workouts by type, as well as the number of loan workouts, for the first nine months of 2023 compared with the first nine months of 2024. This table does not include loans in an active forbearance arrangement, trial modifications, and repayment plans that have been initiated but not completed.
Completed Loan Workout Activity
(Dollars in billions)
(1)There were approximately 17,500 loans and 15,700 loans in a trial modification period that was not yet complete as of September 30, 2024 and 2023, respectively.
(2)Other was $578 million and $373 million for the first nine months of 2024 and the first nine months of 2023, respectively. Other includes repayment plans and foreclosure alternatives. Repayment plans reflect only those plans associated with loans that were 60 days or more delinquent.

Fannie Mae Third Quarter 2024 Form 10-Q	34

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
Single-Family REO Management
If a loan defaults, we may acquire the property through foreclosure or a deed-in-lieu of foreclosure. The table below displays our REO activity by region. Regional REO acquisition trends generally follow a pattern that is similar to, but lags, that of regional delinquency trends.

Single-Family REO Properties
	For the Nine Months Ended September 30,
	2024	2023
Single-family REO properties (number of properties):
Beginning of period inventory of single-family REO properties(1)	8,403	8,779
Acquisitions by geographic area:(2)
Midwest	702	959
Northeast	389	673
Southeast	491	771
Southwest	461	581
West	271	256
Total REO acquisitions(1)	2,314	3,240
Dispositions of REO	(4,236)	(3,438)
End of period inventory of single-family REO properties(1)	6,481	8,581
Carrying value of single-family REO properties (dollars in millions)	$1,157	$1,378
Single-family foreclosure rate(3)	0.02%	0.02%
REO net sales price to unpaid principal balance(4)	142%	127%
REO net sales price to unpaid principal balance and costs to repair(5)	91%	97%
Short sales net sales price to unpaid principal balance(6)	90%	92%
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
Our REO net sales price to unpaid principal balance and costs to repair decreased to 91% for the first nine months of 2024 compared to 97% for the first nine months of 2023, primarily driven by increased costs we have incurred to repair the condition of properties.
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

Fannie Mae Third Quarter 2024 Form 10-Q	35

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

Single-Family Credit Loss Performance Metrics and Loan Sale Performance
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in millions)
Write-offs	$(135)	$(63)	$(357)	$(162)
Recoveries	25	50	184	157
Foreclosed property income (expense)	(102)	120	(294)	87
Credit gains (losses)	(212)	107	(467)	82
Write-offs on the redesignation of mortgage loans from HFI to HFS(1)	(101)	(638)	(139)	(638)
Net credit gains (losses) and write-offs on redesignations	(313)	(531)	(606)	(556)
Gains (losses) on sales and other valuation adjustments(2)	3	8	(13)	(41)
Net credit gains (losses), write-offs on redesignations and gains (losses) on sales and other valuation adjustments	$(310)	$(523)	$(619)	$(597)

Credit gain (loss) ratio (in bps)(3)	(2.3)	1.2	(1.7)	0.3
Net credit gains (losses), write-offs on redesignations and gains (losses) on sales and other valuation adjustments ratio (in bps)(4)	(3.4)	(5.8)	(2.3)	(2.2)
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
The primary drivers of our net credit gains (losses), write-offs on redesignations and gains (losses) on sales and other valuation adjustments in the first nine months of 2024 were write-offs on loans for which collectability was no longer reasonably assured as well as foreclosed property expense due to increased repairs on the REO properties we acquired.
The primary driver of our net credit gains (losses), write-offs on redesignations and gains (losses) on sales and other valuation adjustments in the first nine months of 2023 was the resumption of our nonperforming and reperforming loan sales program, which resulted in an increase in write-offs on the redesignation of mortgage loans from HFI to HFS during the periods. Interest rates on loans redesignated in the third quarter of 2023 were below current market interest rates resulting in write-offs upon the redesignation.

Fannie Mae Third Quarter 2024 Form 10-Q	36

MD&A | Multifamily Business
Multifamily Business

This section supplements and updates information regarding our Multifamily business segment in our 2023 Form 10-K. See “MD&A—Multifamily Business” in our 2023 Form 10-K for additional information regarding the primary business activities, lenders, investors and competition of our Multifamily business.
Multifamily Mortgage Market
Multifamily market fundamentals, which include factors such as vacancy rates and rent growth, remained stable during the third quarter of 2024, due to ongoing demand and despite elevated levels of new supply entering various markets across the country. Although the national vacancy rate is estimated to have remained steady, rents increased.
•Vacancy rates. Based on preliminary third-party data, we estimate that the national multifamily vacancy rate for institutional investment-type apartment properties remained steady at 6.0% as of September 30, 2024, the same as of June 30, 2024, but up from 5.8% as of September 30, 2023. The estimated average national multifamily vacancy rate over the last 15 years is approximately 5.8%.
•Rents. Based on preliminary third-party data, we estimate that effective rents increased approximately 0.2% during the third quarter of 2024, compared to an increase of 1.0% during the second quarter of 2024, and an increase of 0.5% during the third quarter of 2023.
Vacancy rates and rents are important to loan performance because multifamily loans are generally repaid from the cash flows generated by the underlying property. Several years of low vacancy rates and rising rents helped to increase property values in most metropolitan areas, but that trend reversed starting in early 2023. Based on preliminary multifamily property sales data, transaction volumes for the first nine months of 2024 remained well below average levels. Available data suggests that multifamily property capitalization rates, the indicated rate of return on investment of a commercial property, are estimated to have declined slightly to 5.6% in the third quarter of 2024 compared with 5.7% in the second quarter of 2024, and increased compared with 5.3% in the third quarter of 2023.
Multifamily construction remains elevated. There were more than 1 million rental units underway as of September 30, 2024. Based on recent historical trends, we expect between 550,000 and 575,000 units will be completed in 2024.
We believe vacancy levels could rise to 6.25% later this year or in early 2025, due to elevated new construction completions. We believe that this new supply will also keep rent growth subdued in the fourth quarter of 2024, and 2024 rent growth at below-average levels, in the 1.0% to 1.5% range, especially as many renters are also dealing with higher levels of consumer debt.
During the last several quarters, higher interest rates and investor yield requirements have reduced multifamily property sales transactions and placed downward pressure on multifamily property valuations. According to data from the MSCI Real Assets Commercial Property Price Index, multifamily property values declined 19.5% from the peak in the second quarter of 2022 to the third quarter of 2024. We believe that, despite recent interest rate cuts, multifamily sales activity may be subdued in the near term due to elevated new supply completions, sluggish rent growth, and higher-than-average vacancy rates. Over the longer term, however, we expect sales and valuations will improve due to expected improvements in multifamily housing market fundamentals stemming from positive demographic trends and ongoing job growth.

Fannie Mae Third Quarter 2024 Form 10-Q	37

MD&A | Multifamily Business | Multifamily Business Metrics
Multifamily Business Metrics
Multifamily New Business Volume
Through the secondary mortgage market, we support rental housing for the workforce population, for senior citizens and students, and for households with the greatest economic need. Over 95% of the multifamily units we financed in the third quarter of 2024 that were potentially eligible for housing goals credit were affordable to those earning at or below 120% of the median income in their area, providing support for both workforce housing and affordable housing. See “MD&A—Multifamily Business—Multifamily Primary Business Activities—Multifamily Activities Supporting Affordable Rental Housing” in our 2023 Form 10-K for additional information about how we support the U.S. multifamily housing market, including a description of our equity investments in low income housing tax credit (“LIHTC”) projects.
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
Multifamily business volumes declined in the first nine months of 2024 compared with the first nine months of 2023, reflecting increased competition. For 2024, FHFA has capped our multifamily loan purchases at $70 billion. FHFA requires that a minimum of 50% of our 2024 multifamily loan purchases must be mission-driven, focused on specified affordable and underserved market segments. For 2024, FHFA has exempted from the volume cap loans financing workforce housing properties meeting specified criteria that preserve long-term affordability for the properties.

Fannie Mae Third Quarter 2024 Form 10-Q	38

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
Our multifamily guaranty book of business grew to $485.6 billion as of September 30, 2024, a 4.5% increase from September 30, 2023, driven by our acquisitions combined with low prepayment volumes due to the high interest rate environment.
Our average charged guaranty fee represents the return we earn as compensation for the credit risk we assume on our multifamily guaranty book of business. The average charged guaranty fee on our multifamily guaranty book of business decreased as of September 30, 2024 compared with September 30, 2023 due to lower average charged fees on our acquisitions for the fourth quarter of 2023 and the first nine months of 2024 as compared with the existing loans in our multifamily guaranty book of business. Our guaranty fee is impacted by the rate at which loans in our book of business turn over as well as the guaranty fees we charge on new business volumes, which are set at the time we acquire the loans. Our multifamily guaranty fee pricing is based on the individual credit risk characteristics of the loans we acquire and the overall composition of our multifamily guaranty book of business. Our multifamily guaranty fee pricing is also influenced by external forces, such as the availability and cost of other sources of liquidity, our mission-related goals, the FHFA volume cap, interest rates, and MBS spreads.

Fannie Mae Third Quarter 2024 Form 10-Q	39

MD&A | Multifamily Business | Multifamily Business Financial Results
Multifamily Business Financial Results
This section provides a discussion of the primary components of net income for our Multifamily Business.

Multifamily Business Financial Results(1)
	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2024	2023	Variance	2024	2023	Variance
	(Dollars in millions)
Net interest income	$1,144	$1,146	$(2)	$3,465	$3,378	$87
Fee and other income	18	20	(2)	52	53	(1)
Net revenues	1,162	1,166	(4)	3,517	3,431	86
Fair value gains (losses), net	60	53	7	49	35	14
Administrative expenses	(159)	(152)	(7)	(466)	(446)	(20)
Benefit (provision) for credit losses	(424)	(84)	(340)	(827)	(415)	(412)
Credit enhancement expense(2)	(75)	(55)	(20)	(213)	(166)	(47)
Change in expected credit enhancement recoveries(3)	134	42	92	323	130	193
Other expenses, net(4)	(49)	(125)	76	(88)	(191)	103
Income before federal income taxes	649	845	(196)	2,295	2,378	(83)
Provision for federal income taxes	(119)	(171)	52	(423)	(464)	41
Net income	$530	$674	$(144)	$1,872	$1,914	$(42)
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
Net Interest Income
Net interest income was relatively flat in the third quarter and first nine months of 2024 compared with the third quarter and first nine months of 2023. Higher guaranty fee income as a result of an increase in the size of our multifamily guaranty book of business was offset by lower average charged guaranty fees and lower yield maintenance income from fewer prepayments.
Benefit (Provision) for Credit Losses
See “Consolidated Results of Operations—Benefit (Provision) for Credit Losses” for a discussion of our multifamily provision for credit losses.
Change in Expected Credit Enhancement Recoveries
Change in expected credit enhancement recoveries in the third quarter and first nine months of 2024 was primarily driven by a provision for credit losses. As a result of our risk-sharing arrangements, the increase in our multifamily provision for credit losses increased our multifamily credit enhancement receivable.
Other Expenses, Net
Other expenses, net decreased in the third quarter and first nine months of 2024 compared with the third quarter and first nine months of 2023. During the third quarter of 2023, we recognized litigation expense attributable to a jury verdict and an award of prejudgment interest for Fannie Mae preferred shareholders, of which $54 million was allocated to the Multifamily business segment.
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

Fannie Mae Third Quarter 2024 Form 10-Q	40

MD&A | Multifamily Business | Multifamily Mortgage Credit Risk Management
multifamily guaranty book diversification and monitoring, and our front-end credit risk sharing, see “MD&A—Multifamily Business—Multifamily Mortgage Credit Risk Management” in our 2023 Form 10-K.
We typically obtain our multifamily credit information from the lenders or servicers of the mortgage loans in our guaranty book of business and receive representations and warranties from them as to the accuracy of the information. While we perform various quality assurance checks by sampling loans to assess compliance with our underwriting and eligibility criteria, we do not independently verify most reported information, and we rely on lender representations and warranties regarding the accuracy of the characteristics of loans in our guaranty book of business.
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
The physical condition of the properties that serve as collateral for our multifamily loans is an important credit risk characteristic. Accordingly, we also monitor property condition, through physical site inspections at loan origination, ongoing review of servicer-submitted property inspection reports through the life of the loan, and additional third-party inspection requirements for some higher risk transactions. Some borrowers may not invest in needed property repairs and maintenance, or in capital replacements, particularly in times of economic stress when they may not have sufficient resources. When concerns about property condition of underlying collateral arise, we have a dedicated team that actively engages with our lenders and borrowers to seek remediation of the identified issues. Failure to perform repairs may result in a default under the loan documents.
We have discovered instances of multifamily lending transactions in which one or more of the parties involved engaged in mortgage fraud or possible mortgage fraud, and we continue to investigate additional multifamily lending transactions in which we suspect fraud may have occurred. As described in “Risk Factors” in this report, certain gaps have been identified in our processes for managing multifamily loan origination fraud risk and for overseeing our multifamily seller/servicer counterparties. As a result, we have implemented changes to reinforce and clarify our requirements for multifamily sellers and servicers. We also continue to work to improve our processes to further reduce the risk we face from fraudulent practices, including implementing updates to our DUS Guide and expanding resources dedicated to overseeing multifamily sellers and servicers. In addition, we continue to pursue contractual remedies against multifamily lenders where we find breaches of the selling representations that lenders are required to provide on loans they sell to us, as well as against multifamily borrowers and sponsors.
We manage our exposure to interest-rate risk and monitor changes in interest rates, which can impact multiple aspects of our multifamily loans. Although interest rates have declined in the third quarter of 2024, interest rates in the first nine months of 2024 remained higher than the average for the prior ten-year period, during which period we acquired more than 80% of our multifamily guaranty book of business. High interest rates may reduce the ability of multifamily borrowers to refinance their loans, which often have balloon balances at maturity. We provide information on the maturity schedule of our multifamily loans in “MD&A—Multifamily Business—Multifamily Mortgage Credit Risk Management—Multifamily Maturity Information” in our 2023 Form 10-K and in quarterly financial supplements, which we furnish to the SEC with current reports on Form 8-K and make available on our website.
Additionally, in a high interest-rate environment, multifamily borrowers with adjustable-rate mortgages will have higher monthly payments, which may lower their DSCRs. We generally require multifamily borrowers with adjustable-rate mortgages to purchase and maintain interest rate caps for the life of the loan to protect against large movements in rates as well as maintain escrows at our servicers to reserve for the cost of replacing these caps. Purchasing or replacing required interest rate caps, especially those with longer terms and/or lower capped interest rates, becomes more expensive as interest rates rise. These costs, which have been elevated since mid-2022, combined with the higher monthly payments, have added pressure to borrowers’ ability to make payments and contributed to our elevated multifamily serious delinquency rate and criticized loan population. In the recent high interest rate environment, most multifamily borrowers with adjustable-rate mortgages have been receiving payments from their interest rate cap providers, which helps to defray the higher cost of debt service and escrow payments. We actively monitor these interest-rate related risks as part of our risk management process. For more information on our criticized loan population, see “Multifamily Problem Loan Management—Credit Performance Statistics on Multifamily Problem Loans” in this report.
We also monitor for risks manifesting within specific property types. A property type we continue to monitor closely is seniors housing, which in Fannie Mae’s book of business is primarily comprised of independent living and assisted living facilities, some of which may have a limited capacity devoted to memory care. Although seniors housing loans

Fannie Mae Third Quarter 2024 Form 10-Q	41

MD&A | Multifamily Business | Multifamily Mortgage Credit Risk Management
constituted only 3% of our multifamily guaranty book of business as of September 30, 2024, based on unpaid principal balance, they constituted approximately one-third of our seriously delinquent multifamily loan population, as described below in “Multifamily Problem Loan Management.” Approximately 29% of our seniors housing loans were adjustable-rate mortgages as of September 30, 2024. We continue to monitor seniors housing loans in our multifamily guaranty book of business closely and actively manage loans that may be at risk of further deterioration or default.
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

Fannie Mae Third Quarter 2024 Form 10-Q	42

MD&A | Multifamily Business | Multifamily Mortgage Credit Risk Management
We provide additional information on the credit characteristics of our multifamily loans in quarterly financial supplements, which we furnish to the SEC with current reports on Form 8-K and make available on our website. Information in our quarterly financial supplements is not incorporated by reference into this report.

Key Risk Characteristics of Multifamily Business Volume and Guaranty Book of Business
	Multifamily Business Volume at Acquisition(1)				Multifamily Guaranty Book of Business(2) As of
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023	September 30, 2024	December 31, 2023
LTV ratio:
Weighted-average original LTV ratio	61%	58%	61%	59%	63%	63%
DSCR:
Weighted-average DSCR(3)	1.6	1.6	1.6	1.7	2.0	2.0
Current DSCR below 1.0(3)	N/A	N/A	N/A	N/A	6%	4%
Loan amount and count:
Average loan amount (in millions)	$20	$19	$19	$19	$17	$16
Loan count	661	854	1,744	2,247	29,405	28,926
Interest rate type:
Fixed interest rate	100%	98%	100%	99%	92%	91%
Adjustable interest rate	—	2	—	1	8	9
Total	100%	100%	100%	100%	100%	100%
Amortization type:
Full interest-only	65%	71%	58%	64%	43%	42%
Partial interest-only(4)	27	25	34	31	46	46
Fully amortizing	8	4	8	5	11	12
Total	100%	100%	100%	100%	100%	100%
Asset class type:
Conventional/co-op	98%	86%	94%	91%	90%	89%
Seniors housing(5)	—	1	3	1	3	3
Student housing	—	*	*	*	3	3
Manufactured housing	2	13	3	8	4	5
Total	100%	100%	100%	100%	100%	100%
Affordable(6)	11%	9%	13%	10%	12%	12%
Small balance loans(7)	36%	40%	40%	40%	47%	48%
Geographic concentration:(8)
Midwest	13%	13%	12%	14%	12%	12%
Northeast	11	12	13	11	15	15
Southeast	31	30	31	32	27	27
Southwest	18	24	23	24	22	22
West	27	21	21	19	24	24
Total	100%	100%	100%	100%	100%	100%
*    Represents less than 0.5% of multifamily business volume or guaranty book of business.
(1)Calculated based on the unpaid principal balance of multifamily loans for each category at time of acquisition, excluding small balance loans which is calculated based on loan count rather than unpaid principal balance.
(2)Calculated based on the aggregate unpaid principal balance of multifamily loans for each category divided by the aggregate unpaid principal balance of loans in our multifamily guaranty book of business as of the end of each period, excluding small balance loans which is calculated based on loan count rather than unpaid principal balance.
(3)For our business volumes, the DSCR is calculated using the actual debt service payments for the loan. For our book of business, our estimates of current DSCRs are based on the latest available income information covering a 12 month period, from quarterly and annual

Fannie Mae Third Quarter 2024 Form 10-Q	43

MD&A | Multifamily Business | Multifamily Mortgage Credit Risk Management
statements for these properties including the related debt service. When an annual statement is the latest statement available, it is used. When operating statement information is not available, the underwritten DSCR is used. Co-op loans are excluded from this metric.
(4)Consists of mortgage loans that were underwritten with an interest-only term, regardless of whether the loan is currently in its interest-only period.
(5)Seniors housing acquisitions in the first nine months of 2024 represent refinances of existing loans in our multifamily guaranty book of business.
(6)Represents Multifamily Affordable Housing (“MAH”) loans, which are defined as financing for properties that are under an agreement that provides long-term affordability, such as properties with rent subsidies or income restrictions. MAH loans are included within the asset class categories referenced above.
(7)Small balance loans refer to multifamily loans with an original unpaid principal balance of up to $9 million nationwide. Small balance loans are included within the asset class categories referenced above. We present this metric in the table based on loan count rather than unpaid principal balance. Small balance loans comprised 10% and 11% of our multifamily guaranty book of business as of September 30, 2024 and December 31, 2023, respectively, based on unpaid principal balance of the loan.
(8)Midwest consists of IL, IN, IA, MI, MN, NE, ND, OH, SD and WI. Northeast consists of CT, DE, ME, MA, NH, NJ, NY, PA, PR, RI, VT and VI. Southeast consists of AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA and WV. Southwest consists of AZ, AR, CO, KS, LA, MO, NM, OK, TX and UT. West consists of AK, CA, GU, HI, ID, MT, NV, OR, WA and WY.
Multifamily Transfer of Mortgage Credit Risk
Front-End Credit Risk Sharing
We primarily transfer credit risk on the multifamily loans we guarantee through our Delegated Underwriting and Servicing (DUS®) program, which delegates to DUS lenders the ability to underwrite and service multifamily loans, in accordance with our standards and requirements. See “MD&A—Multifamily Business—Multifamily Mortgage Credit Risk Management—Transfer of Multifamily Mortgage Credit Risk” in our 2023 Form 10-K for a description of our DUS program.
Loans serviced by DUS lenders and their affiliates represented substantially all of our multifamily guaranty book of business as of September 30, 2024 and December 31, 2023. Our DUS model typically results in our lenders assuming approximately one-third of the credit risk on our multifamily loans, either on a pro-rated or tiered basis. In certain situations, lenders assume less than one-third of the credit risk. We establish lender-specific loss-sharing limits for individual transactions based on loan size, lender financial performance, and lender creditworthiness, among other factors. When loss sharing is reduced on a loan, the servicing fee paid to the lender is reduced and our guaranty fee is increased to reflect the lower credit risk retained by the lender.
Non-DUS lenders, which represent a small portion of our multifamily guaranty book of business, typically share or absorb losses based on a negotiated percentage of the loan or the pool balance.
Back-End Credit Risk Sharing
Our back-end MCAS and MCIRT credit risk transfer programs transfer a portion of the credit risk associated with a reference pool of multifamily mortgage loans to insurers, reinsurers, or investors. During the first nine months of 2024, we entered into three new multifamily credit risk transfer transactions, transferring multifamily mortgage credit risk through our MCIRT and MCAS programs. When engaging in credit risk transfer transactions, we consider their cost, the resulting capital relief, and the overall credit risk appetite of the market. The cost of our credit risk transfer transactions is impacted by macroeconomic conditions and housing market sentiment, as well as the demand and capacity of the investors and reinsurers that support these transactions.
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

Fannie Mae Third Quarter 2024 Form 10-Q	44

MD&A | Multifamily Business | Multifamily Mortgage Credit Risk Management

Multifamily Loans in Back-End Credit Risk Transfer Transactions
	As of
	September 30, 2024		December 31, 2023
	Unpaid Principal Balance	Percentage of Multifamily Guaranty Book of Business	Unpaid Principal Balance	Percentage of Multifamily Guaranty Book of Business
	(Dollars in millions)
MCIRT	$102,961	21%	$89,517	19%
MCAS	56,683	12	48,476	10
Total	$159,644	33%	$137,993	29%
Multifamily Problem Loan Management
Credit Performance Statistics on Multifamily Problem Loans
The percentage of criticized loans in our multifamily guaranty book of business slightly decreased as of September 30, 2024 compared with December 31, 2023, due to improving financial performance reflected in their latest operating statements and active management of the criticized loan population, both primarily related to seniors housing loans. However, our criticized loan population remains elevated, largely driven by properties financed with adjustable-rate mortgages. The criticized loans category substantially consists of loans classified as “Substandard” and also includes loans classified as “Special Mention” or “Doubtful.” Substandard loans are loans that have a well-defined weakness that could impact their timely full repayment. While the majority of the substandard loans in our multifamily guaranty book of business are currently making timely payments, we continue to monitor the performance of our substandard loan population. For more information on our credit quality indicators, including our population of substandard loans, see “Note 4, Mortgage Loans.”
Our multifamily serious delinquency rate increased to 0.56% as of September 30, 2024, compared with 0.46% as of December 31, 2023, due to a portfolio of approximately $600 million of adjustable-rate conventional loans that became seriously delinquent in the third quarter of 2024. Approximately one-third of our seriously delinquent multifamily loan population as of September 30, 2024 was comprised of seniors housing loans. Our multifamily serious delinquency rate consists of multifamily loans that were 60 days or more past due based on unpaid principal balance, expressed as a percentage of our multifamily guaranty book of business.
Management monitors the multifamily serious delinquency rate as an indicator of potential future credit losses and loss mitigation activities. Serious delinquency rates are reflective of our performance in assessing and managing credit risk associated with multifamily loans in our guaranty book of business. Typically, higher serious delinquency rates result in a higher allowance for loan losses. The percentage of loans in our multifamily guaranty book of business that were 180 days or more delinquent was 0.34% as of September 30, 2024, compared with 0.29% as of December 31, 2023.
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
Multifamily REO Management
As of September 30, 2024, we held 128 multifamily REO properties with a carrying value of $690 million, compared with 61 properties with a carrying value of $378 million as of December 31, 2023. The increase in foreclosure activity was primarily driven by properties included in a specific seniors housing portfolio that had write-offs during 2023. A majority of properties in this portfolio have completed the foreclosure or sale process as of September 30, 2024; however, we expect the foreclosure process to take longer for properties in the portfolio that are located in certain judicial foreclosure states with historically long foreclosure timelines.
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

Fannie Mae Third Quarter 2024 Form 10-Q	45

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

Multifamily Credit Loss Performance Metrics
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in millions)
Write-offs(1)	$(224)	$(52)	$(395)	$(306)
Recoveries	48	8	81	18
Foreclosed property income (expense)	(47)	(45)	(92)	(85)
Credit gains (losses)	(223)	(89)	(406)	(373)
Change in expected benefits from freestanding loss-sharing arrangements(2)	56	18	109	49
Credit gains (losses), net of freestanding loss-sharing arrangements	$(167)	$(71)	$(297)	$(324)

Credit gain (loss) ratio (in bps)(3)	(18.5)	(7.7)	(11.3)	(11.0)
Credit gain (loss) ratio, net of freestanding loss-sharing arrangements (in bps)(2)(3)	(13.8)	(6.2)	(8.3)	(9.6)
Multifamily initial write-off severity rate on liquidated loans(4)(5)	16.3%	7.4%	21.1%	9.2%
Multifamily write-off loan count on liquidated loans(6)	5	7	16	13
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
Our multifamily credit losses in the first nine months of 2024 were largely driven by write-offs of adjustable-rate conventional loans that became seriously delinquent during the third quarter of 2024. Our multifamily credit losses in the first nine months of 2023 were primarily driven by write-offs on a seniors housing portfolio during the first quarter of 2023.

Fannie Mae Third Quarter 2024 Form 10-Q	46

MD&A | Consolidated Credit Ratios and Select Credit Information
Consolidated Credit Ratios and Select Credit Information

The table below displays select credit ratios on our single-family conventional guaranty book of business and our multifamily guaranty book of business, as well as the inputs used in calculating these ratios.

Consolidated Credit Ratios and Select Credit Information
	As of
	September 30, 2024			December 31, 2023
	Single-family	Multifamily	Consolidated Total	Single-family	Multifamily	Consolidated Total
	(Dollars in millions)
Credit loss reserves as a percentage of:
Guaranty book of business	0.14%	0.53%	0.19%	0.18%	0.44%	0.21%
Nonaccrual loans at amortized cost	20.97	114.08	28.89	28.50	109.21	34.51

Nonaccrual loans as a percentage of:
Guaranty book of business	0.67%	0.47%	0.65%	0.65%	0.40%	0.62%

Select financial information used in calculating credit ratios:
Credit loss reserves(1)	$(5,099)	$(2,577)	$(7,676)	$(6,696)	$(2,064)	$(8,760)
Guaranty book of business(2)	3,627,398	485,645	4,113,043	3,636,735	470,398	4,107,133
Nonaccrual loans at amortized cost	24,313	2,259	26,572	23,497	1,890	25,387

Components of credit loss reserves:
Allowance for loan losses	$(5,086)	$(2,570)	$(7,656)	$(6,671)	$(2,059)	$(8,730)
Allowance for accrued interest receivable	(13)	—	(13)	(25)	—	(25)
Reserve for guaranty losses(3)	—	(7)	(7)	—	(5)	(5)
Total credit loss reserves(1)	$(5,099)	$(2,577)	$(7,676)	$(6,696)	$(2,064)	$(8,760)
(1)Our multifamily credit loss reserves exclude the expected benefit of freestanding credit enhancements on multifamily loans of $849 million as of September 30, 2024 and $599 million as of December 31, 2023, which are recorded in “Other assets” in our condensed consolidated balance sheets.
(2)Guaranty book of business is as of period end. For single-family, represents the conventional guaranty book of business.
(3)Reserve for guaranty losses is recorded in “Other liabilities” in our condensed consolidated balance sheets.
Our single-family credit loss reserves decreased as of September 30, 2024 compared with December 31, 2023 primarily as a result of a benefit for credit losses, which reduced our single-family allowance for loan losses. Our multifamily credit loss reserves increased as of September 30, 2024 compared with December 31, 2023 primarily as a result of a provision for credit losses, which increased our multifamily allowance for loan losses. See “Consolidated Results of Operations—Benefit (Provision) for Credit Losses” for more information on our single-family benefit for credit losses and our multifamily provision for credit losses.

Fannie Mae Third Quarter 2024 Form 10-Q	47

MD&A | Consolidated Credit Ratios and Select Credit Information

Consolidated Write-off Ratio and Select Credit Information
	For the Three Months Ended September 30,
	2024			2023
	Single-family	Multifamily	Total	Single-family	Multifamily	Total
	(Dollars in millions)
Select credit ratio:
Write-offs, net of recoveries annualized, as a percentage of the average guaranty book of business (in bps)	2.3	14.6	3.8	7.2	3.8	6.8

Select financial information used in calculating credit ratio:
Write-offs(1)	$236	$224	$460	$701	$52	$753
Recoveries	(25)	(48)	(73)	(50)	(8)	(58)
Write-offs, net of recoveries	$211	$176	$387	$651	$44	$695
Average guaranty book of business(2)	$3,625,702	$482,863	$4,108,566	$3,635,883	$459,719	$4,095,602

	For the Nine Months Ended September 30,
	2024			2023
	Single-family	Multifamily	Total	Single-family	Multifamily	Total
	(Dollars in millions)
Select credit ratio:
Write-offs, net of recoveries annualized, as a percentage of the average guaranty book of business (in bps)	1.1	8.8	2.0	2.4	8.5	3.0

Select financial information used in calculating credit ratio:
Write-offs(1)	$496	$395	$891	$800	$306	$1,106
Recoveries	(184)	(81)	(265)	(157)	(18)	(175)
Write-offs, net of recoveries	$312	$314	$626	$643	$288	$931
Average guaranty book of business(2)	$3,628,443	$478,264	$4,106,707	$3,633,848	$451,322	$4,085,170
(1)Represents write-offs when a loan is determined to be uncollectible. For single-family, also includes any write-offs upon the redesignation of mortgage loans from HFI to HFS.
(2)Average guaranty book of business is based on the average of quarter-end balances.
Liquidity and Capital Management

Liquidity Management
This section supplements and updates information regarding liquidity management in our 2023 Form 10-K. See “MD&A—Liquidity and Capital Management—Liquidity Management” in our 2023 Form 10-K for additional information, including discussions of our primary sources and uses of funds, our liquidity and funding risk management practices and contingency planning, our liquidity requirements, factors that influence our debt funding activity, factors that may impact our access to or the cost of our debt funding and factors that could adversely affect our liquidity and funding. As of September 30, 2024, we were in compliance with all four components of the liquidity requirements outlined in our 2023 Form 10-K. Also see “Risk Factors—Liquidity and Funding Risk” in our 2023 Form 10-K for a discussion of liquidity and funding risks.
Debt Funding
The unpaid principal balance of our aggregate indebtedness was $125.2 billion as of September 30, 2024. Pursuant to the terms of the senior preferred stock purchase agreement with Treasury, we are prohibited from issuing debt without

Fannie Mae Third Quarter 2024 Form 10-Q	48

MD&A | Liquidity and Capital Management

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
Debt of Fannie Mae(1)
(Dollars in billions)

Short-term debt

Long-term debt maturing within one year

Long-term debt, excluding portion maturing within one year
(1)Outstanding debt balance consists of the unpaid principal balance, premiums and discounts, fair value adjustments, hedge-related basis adjustments and other cost basis adjustments. Reported amounts include net discount unamortized cost basis adjustments and fair value adjustments of $3.4 billion and $4.0 billion as of September 30, 2024 and December 31, 2023, respectively.

Selected Debt Information
	As of
	September 30, 2024	December 31, 2023
	(Dollars in billions)
Selected Weighted-Average Interest Rates(1)
Interest rate on short-term debt	5.10%	5.13%
Interest rate on long-term debt, including portion maturing within one year	3.11	2.63
Interest rate on callable debt	2.57	2.41
Selected Maturity Data
Weighted-average maturity of debt maturing within one year (in days)	169	135
Weighted-average maturity of debt maturing in more than one year (in months)	45	46
Other Data
Outstanding callable debt(2)	$39.2	$43.8
Connecticut Avenue Securities debt(3)	2.1	2.8

Fannie Mae Third Quarter 2024 Form 10-Q	49

MD&A | Liquidity and Capital Management

(1)Excludes the effects of fair value adjustments and hedge-related basis adjustments.
(2)Includes short-term callable debt of $445 million and $2.6 billion as of September 30, 2024 and December 31, 2023, respectively.
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
We increased our issuance of long-term debt during the third quarter of 2024 compared with the third quarter of 2023, taking advantage of favorable market conditions to issue additional long-term debt to enhance our liquidity position.

Activity in Debt of Fannie Mae
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2024	2023	2024	2023
	(Dollars in millions)
Issued during the period:
Short-term:
Amount	$54,196	$53,770	$195,354	$164,921
Weighted-average interest rate	5.21%	5.11%	5.27%	4.72%
Long-term:
Amount	$13,605	$1,515	$23,462	$7,476
Weighted-average interest rate	5.22%	5.22%	5.19%	5.31%
Total issued:
Amount	$67,801	$55,285	$218,816	$172,397
Weighted-average interest rate	5.21%	5.12%	5.26%	4.74%
Paid off during the period:(1)
Short-term:
Amount	$54,804	$55,156	$201,263	$160,867
Weighted-average interest rate	4.69%	4.36%	4.73%	4.17%
Long-term:(2)
Amount	$10,600	$12,207	$20,558	$20,094
Weighted-average interest rate	2.88%	0.87%	3.20%	1.53%
Total paid off:
Amount	$65,404	$67,363	$221,821	$180,961
Weighted-average interest rate	4.40%	3.73%	4.59%	3.87%
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

Fannie Mae Third Quarter 2024 Form 10-Q	50

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
The total amount of our off-balance sheet exposure related to unconsolidated Fannie Mae MBS net of any beneficial interest that we retain, and other financial guarantees was $215.2 billion as of September 30, 2024 and $227.5 billion as of December 31, 2023. The majority of the other financial guarantees consists of Freddie Mac securities backing Fannie Mae structured securities. See “Guaranty Book of Business” and “Note 7, Financial Guarantees” for more information regarding our maximum exposure to loss on unconsolidated Fannie Mae MBS and Freddie Mac securities.
Our total outstanding liquidity commitments to advance funds for securities backed by multifamily housing revenue bonds totaled $4.4 billion as of September 30, 2024 and $4.5 billion as of December 31, 2023. These commitments require us to advance funds to third parties that enable them to repurchase tendered bonds or securities that are unable to be remarketed.
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

Fannie Mae Third Quarter 2024 Form 10-Q	51

MD&A | Liquidity and Capital Management
Cash Flows
Nine Months Ended September 30, 2024. Cash, cash equivalents and restricted cash and cash equivalents increased from $68.7 billion as of December 31, 2023 to $76.8 billion as of September 30, 2024. The increase was primarily driven by cash inflows from (1) proceeds from repayments of loans, (2) the sale of Fannie Mae MBS to third parties, and (3) investments in securities purchased under agreements to resell.
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
Credit Ratings
As of September 30, 2024, our credit ratings issued by the three major credit rating agencies have not changed since December 31, 2023. For information on these credit ratings, see “MD&A—Liquidity and Capital Management—Liquidity Management—Credit Ratings” in our 2023 Form 10-K.
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
The table below sets forth information about our capital requirements under the standardized approach of the enterprise regulatory capital framework. Available capital under the enterprise regulatory capital framework excludes the stated value of the senior preferred stock of $120.8 billion and other specified amounts. As a result of these exclusions, we had a deficit in available capital as of September 30, 2024, despite having a positive net worth under accounting principles generally accepted in the United States of America (“GAAP”).
We had a $228 billion shortfall of our available capital deficit of $41 billion to the adjusted total capital requirement (including buffers) of $187 billion under the standardized approach of the enterprise regulatory capital framework as of September 30, 2024. This capital shortfall (including buffers) declined by $15 billion from December 31, 2023 to September 30, 2024, primarily as a result of the increase in our retained earnings during the first nine months of 2024 and the impact of the amendments to the enterprise regulatory capital framework that became effective in April 2024. We had a $147 billion shortfall of our available capital deficit of $41 billion to the minimum adjusted total capital requirement (excluding buffers) of $106 billion as of September 30, 2024. This capital shortfall (excluding buffers) declined by $17 billion from December 31, 2023 to September 30, 2024.

Fannie Mae Third Quarter 2024 Form 10-Q	52

MD&A | Liquidity and Capital Management

Capital Metrics under the Enterprise Regulatory Capital Framework as of September 30, 2024(1)
(Dollars in billions)
Adjusted total assets	$4,446	Stress capital buffer	$33
Risk-weighted assets (standardized approach):		Stability capital buffer	48
Credit risk	$1,220	Countercyclical capital buffer	—
Market risk	28	Prescribed capital conservation buffer amount	$81
Operational risk	83
Total risk-weighted assets	$1,331

	Minimum Capital Ratio Requirement	Minimum Capital Requirement	Applicable Buffers(2)	Total Capital Requirement (including Buffers)	Available Capital (Deficit)	Capital Shortfall
Risk-based capital:
Total capital (statutory)	8.0%	$106	N/A	$106	$(23)	$(129)
Common equity tier 1 capital	4.5	60	$81	141	(60)	(201)
Tier 1 capital	6.0	80	81	161	(41)	(202)
Adjusted total capital	8.0	106	81	187	(41)	(228)
Leverage capital:
Core capital (statutory)	2.5	111	N/A	111	(30)	(141)
Tier 1 capital	2.5	111	24	135	(41)	(176)

Capital Metrics under the Enterprise Regulatory Capital Framework as of December 31, 2023(1)
(Dollars in billions)
Adjusted total assets	$4,552	Stress capital buffer	$34
Risk-weighted assets (standardized approach):		Stability capital buffer	45
Credit risk	$1,241	Countercyclical capital buffer	—
Market risk	31	Prescribed capital conservation buffer amount	$79
Operational risk	85
Total risk-weighted assets	$1,357

	Minimum Capital Ratio Requirement	Minimum Capital Requirement	Applicable Buffers(2)	Total Capital Requirement (including Buffers)	Available Capital (Deficit)	Capital Shortfall
Risk-based capital:
Total capital (statutory)	8.0%	$109	N/A	$109	$(34)	$(143)
Common equity tier 1 capital	4.5	61	$79	140	(74)	(214)
Tier 1 capital	6.0	81	79	160	(55)	(215)
Adjusted total capital	8.0	109	79	188	(55)	(243)
Leverage capital:
Core capital (statutory)	2.5	114	N/A	114	(43)	(157)
Tier 1 capital	2.5	114	23	137	(55)	(192)

(1)Ratios are calculated as a percentage of risk-weighted assets for risk-based capital metrics and as a percentage of adjusted total assets for leverage capital metrics.
(2)Prescribed capital conservation buffer amount, or PCCBA, for risk-based capital and prescribed leverage buffer amount, or PLBA, for leverage capital.

Fannie Mae Third Quarter 2024 Form 10-Q	53

MD&A | Liquidity and Capital Management
At September 30, 2024, our maximum payout ratio under the enterprise regulatory capital framework was 0%. See “Note 15, Regulatory Capital Requirements” for information on our capital ratios as of September 30, 2024 and December 31, 2023 under the enterprise regulatory capital framework.
The table below presents certain components of our regulatory capital.

Regulatory Capital Components
	As of
	September 30, 2024	December 31, 2023
	(Dollars in millions)
Total equity	$90,530	$77,682
Less:
Senior preferred stock	120,836	120,836
Preferred stock	19,130	19,130
Common equity	(49,436)	(62,284)
Less: deferred tax assets arising from temporary differences that exceed 10% of common equity tier 1 capital and other regulatory adjustments	10,968	11,681
Common equity tier 1 capital (deficit)	(60,404)	(73,965)
Add: perpetual, noncumulative preferred stock	19,130	19,130
Tier 1 capital (deficit)	(41,274)	(54,835)
Tier 2 capital adjustments	—	—
Adjusted total capital (deficit)	$(41,274)	$(54,835)
The table below presents certain components of our core capital.

Statutory Capital Components
	As of
	September 30, 2024	December 31, 2023
	(Dollars in millions)
Total equity	$90,530	$77,682
Less:
Senior preferred stock	120,836	120,836
Accumulated other comprehensive income (loss), net of taxes	32	32
Core capital (deficit)	$(30,338)	$(43,186)
Less: general allowance for foreclosure losses	(7,818)	(8,934)
Total capital (deficit)	$(22,520)	$(34,252)
Capital Activity
Under the terms governing the senior preferred stock, no dividends were payable to Treasury for the third quarter of 2024 and none are payable for the fourth quarter of 2024.
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
As a result of these terms governing the senior preferred stock, the aggregate liquidation preference of the senior preferred stock increased to $208.0 billion as of September 30, 2024 from $203.5 billion as of June 30, 2024, due to the $4.5 billion increase in our net worth in the second quarter of 2024. The aggregate liquidation preference of the senior preferred stock will further increase to $212.0 billion as of December 31, 2024, due to the $4.0 billion increase in our net worth in the third quarter of 2024. See “Business—Conservatorship and Treasury Agreements—Treasury Agreements” in our 2023 Form 10-K for more information on the terms of our senior preferred stock, including how the aggregate liquidation preference is determined.

Fannie Mae Third Quarter 2024 Form 10-Q	54

MD&A | Liquidity and Capital Management
Increases in our net worth improve our capital position and our ability to absorb losses; however, increases in our net worth also increase the aggregate liquidation preference of the senior preferred stock by the same amount until the capital reserve end date as discussed above.
Treasury Funding Commitment
Treasury made a commitment under the senior preferred stock purchase agreement to provide funding to us under certain circumstances if we have a net worth deficit. As of September 30, 2024, the remaining amount of Treasury’s funding commitment to us was $113.9 billion. See “Note 2, Conservatorship, Senior Preferred Stock Purchase Agreement and Related Matters” in our 2023 Form 10-K for more information on Treasury’s funding commitment under the senior preferred stock purchase agreement.
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
Institutional Counterparty Credit Risk Management
Mortgage Insurers
In August 2024, FHFA announced that Fannie Mae and Freddie Mac are issuing updates to the Private Mortgage Insurer Eligibility Requirements (“PMIERs”), which are the financial and operational standards that private mortgage insurance companies must meet to provide insurance on the mortgage loans that we and Freddie Mac acquire. The updated standards primarily are designed to address the risk management associated with the quality of a mortgage insurer’s investment portfolio and the potential for that portfolio to lose value. FHFA stated that the updated standards will improve Fannie Mae and Freddie Mac’s counterparty risk management and better prepare them to withstand a future stress situation while fulfilling their mission to serve as a reliable source of liquidity for equitable and sustainable housing finance throughout the economic cycle. The updated standards will be implemented through a 24-month phased-in approach, with a fully effective date of September 30, 2026.
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

Fannie Mae Third Quarter 2024 Form 10-Q	55

MD&A | Risk Management | Market Risk Management, including Interest-Rate Risk Management
Measurement of Interest-Rate Risk
The table below displays the pre-tax market value sensitivity of our net portfolio to changes in the level of interest rates and the slope of the applicable yield curve as measured on the last day of each period presented. We collectively define our net portfolio as: our retained mortgage portfolio assets; our corporate liquidity portfolio; outstanding debt of Fannie Mae used to fund the retained mortgage portfolio assets and corporate liquidity portfolio; mortgage commitments; and risk management derivatives. The table below also provides the daily average, minimum, maximum and standard deviation values for duration gap and for the most adverse market value impact on the net portfolio to changes in the level of interest rates and the slope of the applicable yield curve for the three months ended September 30, 2024 and 2023. Our practice is to allow interest rates to go below zero in the downward shock models unless otherwise prevented through contractual floors.
For information on how we measure our interest-rate risk, see “MD&A—Risk Management—Market Risk Management, including Interest-Rate Risk Management” in our 2023 Form 10-K.

Interest-Rate Sensitivity of Net Portfolio to Changes in Interest-Rate Level and Slope of Yield Curve
	As of(1)(2)
	September 30, 2024	December 31, 2023
	(Dollars in millions)
Rate level shock:
-100 basis points	$7	$53
-50 basis points	7	39
+50 basis points	4	(47)
+100 basis points	23	(93)
Rate slope shock:
-25 basis points (flattening)	(3)	(7)
+25 basis points (steepening)	4	5

	For the Three Months Ended September 30,(1)(3)
	2024			2023
	Duration Gap	Rate Slope Shock 25 bps	Rate Level Shock 50 bps	Duration Gap	Rate Slope Shock 25 bps	Rate Level Shock 50 bps
		Market Value Sensitivity			Market Value Sensitivity
	(In years)	(Dollars in millions)		(In years)	(Dollars in millions)
Average	0.03	$(4)	$(20)	0.04	$(9)	$(33)
Minimum	(0.01)	(11)	(59)	0.01	(18)	(58)
Maximum	0.09	(1)	4	0.06	(1)	(11)
Standard deviation	0.02	2	15	0.01	4	10
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

Fannie Mae Third Quarter 2024 Form 10-Q	56

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

Derivative Impact on Interest-Rate Risk (50 Basis Points)
	As of(1)
	September 30, 2024	December 31, 2023
	(Dollars in millions)
Before derivatives	$(656)	$(449)
After derivatives	4	(47)
Effect of derivatives	660	402
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

Fannie Mae Third Quarter 2024 Form 10-Q	57

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
Qualitative Component
Our process for measuring expected credit losses is complex and involves significant management judgment, including a reliance on historical loss information and current economic forecasts that may not be representative of credit losses we ultimately realize. Management adjustments may be necessary to take into consideration external factors and current macroeconomic events that have occurred but are not yet reflected in the data used to derive the model outputs. Qualitative factors and events not previously observed by the models through historical loss experience may also be considered, as well as the uncertainty of their impact on credit loss estimates. Qualitative factors considered in the third quarter of 2024 evaluation of multifamily credit losses included uncertainty relating to multifamily property values and the ongoing investigation of multifamily lending transactions involving suspected fraud. For single-family, qualitative factors considered included the potential impact of Hurricane Helene. See “Consolidated Results of Operations—Benefit (Provision) for Credit Losses” for additional information about these factors.
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

Fannie Mae Third Quarter 2024 Form 10-Q	58

MD&A | Critical Accounting Estimates

The table below provides information about our most significant key macroeconomic inputs used in determining our single-family allowance for loan losses: forecasted home price growth rates and interest rates. Although the model consumes a wide range of possible regional home price forecasts and interest rate scenarios that take into account inherent uncertainty, the forecasts below represent the mean path of those simulations used in determining the allowance for each quarter through the nine months ended September 30, 2024, and for each quarter during the year ended December 31, 2023, and how those forecasts have changed between periods of estimate. Below we present our home price growth and interest rate estimates used in our estimate of expected credit losses. Our forecasts include estimates for periods beyond 2026 that are not presented in the table below.

Select Single-Family Macroeconomic Model Inputs(1)

Forecasted home price growth (decline) rate by period of estimate:(2)
	For the Full Year ending December 31,
	2024	2025	2026
Third Quarter 2024	5.9%	3.6%	1.7%
Second Quarter 2024	6.6	3.0	0.8
First Quarter 2024	4.8	1.5	*

	For the Full Year ending December 31,
	2023	2024	2025
Fourth Quarter 2023	7.1%	3.2%	0.3%
Third Quarter 2023	6.7	2.8	(0.4)
Second Quarter 2023	3.9	(0.7)	(1.5)
First Quarter 2023	(1.2)	(2.2)	(1.1)

Forecasted 30-year mortgage interest rates by period of estimate:(3)
	Through the end of December 31,	For the Full Year ending December 31,
	2024	2025	2026
Third Quarter 2024	6.2%	5.9%	5.9%
Second Quarter 2024	7.0	6.6	6.4
First Quarter 2024	6.8	6.4	6.2

	Through the end of December 31,	For the Full Year ending December 31,
	2023	2024	2025
Fourth Quarter 2023	6.8%	6.4%	6.0%
Third Quarter 2023	7.5	7.2	6.8
Second Quarter 2023	6.7	6.0	5.8
First Quarter 2023	6.2	5.7	5.5
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
(2)These estimates are based on our national home price index, which is calculated differently from the S&P CoreLogic Case-Shiller U.S. National Home Price Index and therefore results in different percentages for comparable growth. We periodically update our home price growth estimates and forecasts as new data become available. As a result, the forecast data in this table may also differ from the forecasted home price growth rate presented in “Key Market Economic Indicators,” because that section reflects our most recent forecast as of the filing date of this report, while this table reflects the quantitative forecast data we used in our model to estimate credit losses for the periods shown. Management continues to monitor macroeconomic updates to our inputs in our credit loss model from the time they are

Fannie Mae Third Quarter 2024 Form 10-Q	59

MD&A | Critical Accounting Estimates

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
As noted above, our allowance for loan losses is sensitive to changes in home prices and interest rate changes. To consider the impact of a hypothetical change in home prices, assuming a positive one-percentage point change in the home price growth rate for the first twelve months of the forecast, on a normalized basis, with all other factors held constant, the single-family allowance for loan losses as of September 30, 2024 would decrease by approximately 3%. Conversely, assuming a negative one-percentage point change in the home price growth rate for the first twelve months of the forecast, on a normalized basis, the single-family allowance for loan losses would increase by approximately 3%.
To consider the impact of a hypothetical change in 30-year interest rates, assuming a 50-basis point increase in estimated 30-year interest rates, with all other factors held constant, the single-family allowance for loan losses as of September 30, 2024 would increase by approximately 4%. Conversely, assuming a 50-basis point decrease in 30-year interest rates, the single-family allowance for loan losses would decrease by approximately 5%.
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
Forward-Looking Statements

This report includes statements that constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). In addition, we and our senior management may from time to time make forward-looking statements in our other filings with the SEC, our other publicly available written statements, and orally to analysts, investors, the news media and others. Forward-looking statements often include words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “forecast,” “project,” “would,” “should,” “could,” “likely,” “may,” “will” or similar words. Examples of forward-looking statements in this report include, among others, statements relating to our beliefs and expectations regarding the following matters:
•economic, mortgage market and housing market conditions (including expectations regarding home price growth, the unemployment rate, loan origination volumes, economic growth and interest rates), the factors that will affect those conditions, and the impact of those conditions on our business and financial results;
•the impact of hedge accounting on the volatility of our financial results;

Fannie Mae Third Quarter 2024 Form 10-Q	60

MD&A | Forward-Looking Statements

•the future aggregate liquidation preference of our senior preferred stock;
•our future dividend payments on the senior preferred stock;
•our business plans and strategies, and their impact;
•the credit performance of the loans in our guaranty book of business (including future loan delinquencies, foreclosures and forbearances) and the factors that will affect such performance;
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
•constraints on our entry into new credit risk transfer transactions;
•a decrease in our credit ratings;
•limitations on our ability to access the debt capital markets;

Fannie Mae Third Quarter 2024 Form 10-Q	61

MD&A | Forward-Looking Statements

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
•actions we may be required to take by FHFA, in its role as our conservator or as our regulator, such as changes in the type of business we do, actions relating to UMBS or our resecuritization of Freddie Mac-issued securities, or credit risk management actions;
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

Fannie Mae Third Quarter 2024 Form 10-Q	62

MD&A | Forward-Looking Statements

•environmental disasters, terrorist attacks, widespread health emergencies or pandemics, infrastructure failures, or other disruptive or catastrophic events;
•earthquakes or other natural disasters, including those for which we may be uninsured or under-insured or that may affect our counterparties or the hazard insurers insuring properties underlying our guaranty book of business;
•severe weather events, fires, floods, wind or other climate change events or impacts, including those for which we may be uninsured or under-insured or that may affect our counterparties or the hazard insurers insuring properties underlying our guaranty book of business, and other risks resulting from climate change and efforts to address climate change and related risks;
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
•changes in the fair value of our assets and liabilities; and
•the other factors described in “Risk Factors” in this report and in our 2023 Form 10-K.
Readers are cautioned not to unduly rely on the forward-looking statements we make and to place these forward-looking statements into proper context by carefully considering the factors identified above and those discussed in “Risk Factors” in our 2023 Form 10-K and in this report. These forward-looking statements are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement as a result of new information, future events or otherwise, except as required under the federal securities laws.

Fannie Mae Third Quarter 2024 Form 10-Q	63

Financial Statements | Condensed Consolidated Balance Sheets
Item 1.  Financial Statements
FANNIE MAE
(In conservatorship)
Condensed Consolidated Balance Sheets — (Unaudited)
(Dollars in millions)

	As of
	September 30, 2024	December 31, 2023

ASSETS
Cash and cash equivalents	$38,146	$35,817
Restricted cash and cash equivalents (includes $31,314 and $25,836, respectively, related to consolidated trusts)	38,626	32,889
Securities purchased under agreements to resell	18,065	30,700
Investments in securities, at fair value	61,790	53,116
Mortgage loans:
Loans held for sale, at lower of cost or fair value	1,278	2,149
Loans held for investment, at amortized cost:
Of Fannie Mae	51,455	48,199
Of consolidated trusts	4,093,581	4,094,013
Total loans held for investment (includes $3,255 and $3,315, respectively, at fair value)	4,145,036	4,142,212
Allowance for loan losses	(7,656)	(8,730)
Total loans held for investment, net of allowance	4,137,380	4,133,482
Total mortgage loans	4,138,658	4,135,631
Advances to lenders	2,595	1,389
Deferred tax assets, net	10,968	11,681
Accrued interest receivable (includes $10,703 and $10,132, respectively, related to consolidated trusts)	11,277	10,724
Other assets	14,431	13,490
Total assets	$4,334,556	$4,325,437
LIABILITIES AND EQUITY
Liabilities:
Accrued interest payable (includes $10,724 and $10,212, respectively, related to consolidated trusts)	$11,451	$10,931
Debt:
Of Fannie Mae (includes $451 and $761, respectively, at fair value)	121,715	124,065
Of consolidated trusts (includes $13,237 and $14,343, respectively, at fair value)	4,096,063	4,098,653
Other liabilities (includes $1,673 and $1,713, respectively, related to consolidated trusts)	14,797	14,106
Total liabilities	4,244,026	4,247,755
Commitments and contingencies (Note 14)	—	—
Fannie Mae stockholders’ equity:
Senior preferred stock (liquidation preference of $207,982 and $195,224, respectively)	120,836	120,836
Preferred stock, 700,000,000 shares are authorized—555,374,922 shares issued and outstanding	19,130	19,130
Common stock, no par value, no maximum authorization—1,308,762,703 shares issued and 1,158,087,567 shares outstanding	687	687
Accumulated deficit	(42,755)	(55,603)
Accumulated other comprehensive income	32	32
Treasury stock, at cost, 150,675,136 shares	(7,400)	(7,400)
Total stockholders’ equity	90,530	77,682
Total liabilities and equity	$4,334,556	$4,325,437

See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) Third Quarter 2024 Form 10-Q	64

Financial Statements | Condensed Consolidated Statements of Operations and Comprehensive Income
FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Operations and Comprehensive Income — (Unaudited)
(Dollars and shares in millions, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2024	2023	2024	2023
Interest income:
Investments in securities	$993	$1,075	$2,829	$3,157
Mortgage loans	36,390	33,711	107,223	98,503
Other	629	629	2,033	1,665
Total interest income	38,012	35,415	112,085	103,325
Interest expense:
Short-term debt	(137)	(201)	(462)	(503)
Long-term debt	(30,600)	(27,994)	(90,057)	(81,781)
Total interest expense	(30,737)	(28,195)	(90,519)	(82,284)
Net interest income	7,275	7,220	21,566	21,041
Benefit (provision) for credit losses	27	652	507	1,786
Net interest income after benefit (provision) for credit losses	7,302	7,872	22,073	22,827
Investment gains (losses), net	12	8	(28)	(34)
Fair value gains (losses), net	52	795	979	1,403
Fee and other income	66	76	206	209
Non-interest income	130	879	1,157	1,578
Administrative expenses:
Salaries and employee benefits	(500)	(477)	(1,507)	(1,424)
Professional services	(203)	(211)	(622)	(587)
Other administrative expenses	(222)	(209)	(664)	(618)
Total administrative expenses	(925)	(897)	(2,793)	(2,629)
TCCA fees	(862)	(860)	(2,581)	(2,571)
Credit enhancement expense	(411)	(390)	(1,235)	(1,115)
Change in expected credit enhancement recoveries	89	(128)	189	(168)
Other expenses, net	(270)	(535)	(720)	(922)
Total expenses	(2,379)	(2,810)	(7,140)	(7,405)
Income before federal income taxes	5,053	5,941	16,090	17,000
Provision for federal income taxes	(1,009)	(1,242)	(3,242)	(3,535)
Net income	4,044	4,699	12,848	13,465
Other comprehensive income (loss)	3	(18)	—	(17)
Total comprehensive income	$4,047	$4,681	$12,848	$13,448
Net income	$4,044	$4,699	$12,848	$13,465
Dividends distributed or amounts attributable to senior preferred stock	(4,047)	(4,681)	(12,848)	(13,448)
Net income (loss) attributable to common stockholders	$(3)	$18	$—	$17
Earnings per share:
Basic	$0.00	$0.00	$0.00	$0.00
Diluted	0.00	0.00	0.00	0.00
Weighted-average common shares outstanding:
Basic	5,867	5,867	5,867	5,867
Diluted	5,867	5,893	5,893	5,893
See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) Third Quarter 2024 Form 10-Q	65

Financial Statements | Condensed Consolidated Statements of Cash Flows
FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Cash Flows — (Unaudited)
(Dollars in millions)

	For the Nine Months Ended September 30,
	2024	2023
Net cash provided by (used in) operating activities	$1,864	$9,848
Cash flows provided by (used in) investing activities:
Mortgage loans acquired held for investment:
Purchases	(100,657)	(96,791)
Proceeds from sales	1,961	1,541
Proceeds from repayments	265,196	257,697
Advances to lenders	(66,289)	(82,907)
Proceeds from disposition of acquired property, preforeclosure sales and insurance proceeds	2,996	4,648
Net change in federal funds sold and securities purchased under agreements to resell	12,635	(8,285)
Other, net	(234)	(660)
Net cash provided by (used in) investing activities	115,608	75,243
Cash flows provided by (used in) financing activities:
Proceeds from issuance of debt of Fannie Mae	355,648	307,041
Payments to redeem debt of Fannie Mae	(358,705)	(315,741)
Proceeds from issuance of debt of consolidated trusts	164,455	181,366
Payments to redeem debt of consolidated trusts	(270,804)	(263,799)
Net cash provided by (used in) financing activities	(109,406)	(91,133)
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	8,066	(6,042)
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	68,706	87,841
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$76,772	$81,799
Cash paid during the period for:
Interest	$95,681	$83,207
Income taxes	2,366	2,050
See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) Third Quarter 2024 Form 10-Q	66

Financial Statements | Condensed Consolidated Statements of Changes in Equity
FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Changes in
Equity — (Unaudited)
(Dollars and shares in millions)

	Fannie Mae Stockholders’ Equity
	Shares Outstanding			Senior Preferred Stock	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Equity
	Senior Preferred	Preferred	Common
Balance as of June 30, 2024	1	556	1,158	$120,836	$19,130	$687	$(46,799)	$29	$(7,400)	$86,483
Comprehensive income:
Net income	—	—	—	—	—	—	4,044	—	—	4,044
Other comprehensive income, net of tax effect:
Changes in net unrealized gains (losses) on available-for-sale securities (net of taxes of $1)	—	—	—	—	—	—	—	4	—	4
Reclassification adjustment for (gains) losses included in net income (net of taxes of $0)	—	—	—	—	—	—	—	1	—	1
Other (net of taxes of $0)	—	—	—	—	—	—	—	(2)	—	(2)
Total comprehensive income										4,047
Balance as of September 30, 2024	1	556	1,158	$120,836	$19,130	$687	$(42,755)	$32	$(7,400)	$90,530

	Fannie Mae Stockholders’ Equity
	Shares Outstanding			Senior Preferred Stock	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Equity
	Senior Preferred	Preferred	Common
Balance as of December 31, 2023	1	556	1,158	$120,836	$19,130	$687	$(55,603)	$32	$(7,400)	$77,682
Comprehensive income:
Net income	—	—	—	—	—	—	12,848	—	—	12,848
Other comprehensive income, net of tax effect:
Changes in net unrealized gains (losses) on available-for-sale securities (net of taxes of $1)	—	—	—	—	—	—	—	3	—	3
Reclassification adjustment for (gains) losses included in net income (net of taxes of $0)	—	—	—	—	—	—	—	2	—	2
Other (net of taxes of $1)	—	—	—	—	—	—	—	(5)	—	(5)
Total comprehensive income										12,848
Balance as of September 30, 2024	1	556	1,158	$120,836	$19,130	$687	$(42,755)	$32	$(7,400)	$90,530

Fannie Mae (In conservatorship) Third Quarter 2024 Form 10-Q	67

Financial Statements | Condensed Consolidated Statements of Changes in Equity

	Fannie Mae Stockholders’ Equity
	Shares Outstanding			Senior Preferred Stock	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Equity
	Senior Preferred	Preferred	Common
Balance as of June 30, 2023	1	556	1,158	$120,836	$19,130	$687	$(64,245)	$36	$(7,400)	$69,044
Comprehensive income:
Net income	—	—	—	—	—	—	4,699	—	—	4,699
Other comprehensive income, net of tax effect:
Changes in net unrealized gains (losses) on available-for-sale securities (net of taxes of $3)	—	—	—	—	—	—	—	(16)	—	(16)
Other (net of taxes of $1)	—	—	—	—	—	—	—	(2)	—	(2)
Total comprehensive income										4,681
Balance as of September 30, 2023	1	556	1,158	$120,836	$19,130	$687	$(59,546)	$18	$(7,400)	$73,725

	Fannie Mae Stockholders’ Equity
	Shares Outstanding			Senior Preferred Stock	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Equity
	Senior Preferred	Preferred	Common
Balance as of December 31, 2022	1	556	1,158	$120,836	$19,130	$687	$(73,011)	$35	$(7,400)	$60,277
Comprehensive income:
Net income	—	—	—	—	—	—	13,465	—	—	13,465
Other comprehensive income, net of tax effect:
Changes in net unrealized gains (losses) on available-for-sale securities (net of taxes of $3)	—	—	—	—	—	—	—	(12)	—	(12)
Other (net of taxes of $1)	—	—	—	—	—	—	—	(5)	—	(5)
Total comprehensive income										13,448
Balance as of September 30, 2023	1	556	1,158	$120,836	$19,130	$687	$(59,546)	$18	$(7,400)	$73,725

See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) Third Quarter 2024 Form 10-Q	68

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
Earnings per Share
Earnings per share (“EPS”) is presented for basic and diluted EPS. We include the shares of common stock that would be issuable upon full exercise of the common stock warrant in the weighted average shares outstanding for the computation of both basic and diluted earnings per share. Weighted average common shares include 4.7 billion shares for both the periods ended September 30, 2024 and 2023 that would have been issued upon the full exercise of the warrant issued to the U.S. Department of the Treasury (“Treasury”) from the date the warrant was issued through September 30, 2024 and 2023.
For the calculation of diluted EPS, the weighted average shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. For the three months ended September 30, 2024, our diluted EPS weighted-average shares outstanding does not include the 26 million shares issuable upon the conversion of convertible preferred stock because it would have an anti-dilutive effect due to the net losses attributable to common stockholders recognized in that period. For the nine months ended September 30, 2024 and the three and nine months ended September 30, 2023, shares issuable upon the conversion of convertible preferred stock are included in the calculation.

Fannie Mae (In conservatorship) Third Quarter 2024 Form 10-Q	69

Notes to Condensed Consolidated Financial Statements | Summary of Significant Accounting Policies
Foreclosed Property
We present foreclosed property in “Other assets” in our condensed consolidated balance sheets. We held $1.8 billion of acquired property as of September 30, 2024 and December 31, 2023.
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
Senior Preferred Stock Purchase Agreement
FHFA, as conservator, entered into a senior preferred stock purchase agreement with Treasury on our behalf in September 2008. In connection with that agreement, we issued Treasury one million shares of Variable Liquidation Preference Senior Preferred Stock, Series 2008-2, which we refer to as the “senior preferred stock,” and a warrant to purchase shares equal to 79.9% of our common stock, on a fully diluted basis, for a nominal price. This agreement also provides funding to us under certain circumstances if we have a net worth deficit. Pursuant to the senior preferred stock purchase agreement, we have received a total of $119.8 billion from Treasury as of September 30, 2024, and the amount of remaining funding available to us under the agreement is $113.9 billion. We have not received any funding from Treasury under this commitment since the first quarter of 2018. We had a positive net worth of $90.5 billion as of September 30, 2024.
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
The aggregate liquidation preference of the senior preferred stock increased to $208.0 billion as of September 30, 2024 from $203.5 billion as of June 30, 2024, due to the $4.5 billion increase in our net worth in the second quarter of 2024. The aggregate liquidation preference of the senior preferred stock will further increase to $212.0 billion as of December 31, 2024, due to the $4.0 billion increase in our net worth in the third quarter of 2024.

Fannie Mae (In conservatorship) Third Quarter 2024 Form 10-Q	70

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
Related Parties
Because Treasury holds a warrant to purchase shares of Fannie Mae common stock equal to 79.9% of the total number of shares of Fannie Mae common stock, we and Treasury are deemed related parties. As of September 30, 2024, Treasury held an investment in our senior preferred stock with an aggregate liquidation preference of $208.0 billion.
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
The following table provides the income statement impact of our related party transactions for the periods presented in addition to the associated liability at period end. The associated liability represents amounts accrued with respect to the related party transactions that have not yet been paid to the applicable related parties. In addition to the impact described in the table below, our investment in CSS, which is accounted for using the equity method, is classified as “Other assets” in our condensed consolidated balance sheets. We contributed $14 million and $13 million to CSS for the three months ended September 30, 2024 and 2023, respectively. We contributed $52 million and $55 million to CSS for the nine months ended September 30, 2024 and 2023, respectively.

Related Party	Activity	Income Statement Classification	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Other Liabilities as of September 30, 2024
			2024	2023	2024	2023
			(Dollars in millions)
Treasury	TCCA fees	TCCA fees(1)	$862	$860	$2,581	$2,571	$862
Treasury	Treasury’s Capital Magnet Fund	Other expenses, net	15	15	40	42	40
FHFA	FHFA regulatory assessment fees	Other administrative expenses	41	39	121	118	—
Treasury & Freddie Mac	Making Home Affordable Program reimbursements	Administrative expenses	—	—	—	6	—
CSS & Freddie Mac	Net operating losses associated with our investment in CSS	Other expenses, net	14	13	52	55	—
(1)Consists of the portion of our single-family guaranty fees that is paid to Treasury pursuant to the TCCA. The resulting fee revenue and expense are recorded in “Interest income: Mortgage loans” and “TCCA fees,” respectively, in our condensed consolidated statements of operations and comprehensive income.

Fannie Mae (In conservatorship) Third Quarter 2024 Form 10-Q	71

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

	As of
	September 30, 2024	December 31, 2023
	(Dollars in millions)
Assets and liabilities recorded in our condensed consolidated balance sheets related to unconsolidated mortgage-backed trusts:
Investments in securities, at fair value	$1,281	$4,863
Other assets	34	37
Other liabilities	(39)	(42)
Net carrying amount	$1,276	$4,858
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
Our maximum exposure to loss related to unconsolidated securitization and resecuritization trusts, which includes but is not limited to our exposure to these Freddie Mac securities, was approximately $207 billion and $223 billion as of September 30, 2024 and December 31, 2023, respectively. The total assets of our unconsolidated securitization and resecuritization trusts were approximately $208 billion and $273 billion as of September 30, 2024 and December 31, 2023, respectively.
The maximum exposure to loss for our unconsolidated limited partnerships and similar legal entities, which consist of low income housing tax credit (“LIHTC”) investments, community investments and investments in other entities, was $633 million and the related net carrying value was $633 million as of September 30, 2024. As of December 31, 2023, the maximum exposure to loss was $530 million and the related net carrying value was $528 million. The total assets of these limited partnership investments were $6.2 billion and $5.8 billion as of September 30, 2024 and December 31, 2023, respectively.
The maximum exposure to loss related to our involvement with unconsolidated SPVs that transfer credit risk represents the unpaid principal balance and accrued interest payable of obligations issued by our Connecticut Avenue Securities® (“CAS”) and Multifamily Connecticut Avenue Securities® (“MCASTM”) SPVs. The maximum exposure to loss related to these unconsolidated SPVs was $23.9 billion and $21.4 billion as of September 30, 2024 and December 31, 2023, respectively. The total assets related to these unconsolidated SPVs were $23.9 billion and $21.4 billion as of September 30, 2024 and December 31, 2023, respectively.

Fannie Mae (In conservatorship) Third Quarter 2024 Form 10-Q	72

Notes to Condensed Consolidated Financial Statements | Consolidations and Transfers of Financial Assets

As our lending relationship does not provide us with a controlling financial interest in the borrower entity for loans in our multifamily loan portfolio, we do not consolidate these borrowers regardless of their status as either a VIE or a voting interest entity. We have excluded these entities from our VIE disclosures. As of September 30, 2024, the unpaid principal balance of our multifamily loan portfolio was $476.5 billion. However, the disclosures we have provided in “Note 4, Mortgage Loans,” “Note 5, Allowance for Loan Losses” and “Note 7, Financial Guarantees” with respect to this population are consistent with the FASB’s stated objectives for the disclosures related to unconsolidated VIEs.
Transfers of Financial Assets and Portfolio Securitizations
We issue Fannie Mae MBS through portfolio securitization transactions by transferring pools of mortgage loans or mortgage-related securities to one or more trusts or special purpose entities. For the three months ended September 30, 2024 and 2023, the unpaid principal balance of portfolio securitizations was $35.3 billion. For the nine months ended September 30, 2024 and 2023, the unpaid principal balance of portfolio securitizations was $102.0 billion and $100.5 billion, respectively. The substantial majority of these portfolio securitization transactions generally do not qualify for sale treatment. Portfolio securitization trusts that do qualify for sale treatment primarily consist of loans that are guaranteed or insured, in whole or in part, by the U.S. government.
We retain interests from the transfer and sale of mortgage-related securities to unconsolidated single-class and multi-class portfolio securitization trusts. As of September 30, 2024, the unpaid principal balance of retained interests was $672 million and its related fair value was $1.1 billion. As of December 31, 2023, the unpaid principal balance of retained interests was $821 million and its related fair value was $1.3 billion. For the three months ended September 30, 2024 and 2023, the principal, interest and other fees received on retained interests was $66 million and $72 million, respectively. For the nine months ended September 30, 2024 and 2023, the principal, interest and other fees received on retained interests was $193 million and $220 million, respectively.
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
The following table displays the carrying value of our mortgage loans and allowance for loan losses.

	As of
	September 30, 2024	December 31, 2023
	(Dollars in millions)
Single-family	$3,630,285	$3,641,385
Multifamily	476,472	461,247
Total unpaid principal balance of mortgage loans	4,106,757	4,102,632
Cost basis and fair value adjustments, net	39,557	41,729
Allowance for loan losses for HFI loans	(7,656)	(8,730)
Total mortgage loans(1)	$4,138,658	$4,135,631
(1)Excludes $10.9 billion and $10.4 billion of accrued interest receivable as of September 30, 2024 and December 31, 2023, respectively.

Fannie Mae (In conservatorship) Third Quarter 2024 Form 10-Q	73

Notes to Condensed Consolidated Financial Statements | Mortgage Loans
The following table displays information about our purchase of HFI loans, redesignation of loans and the sales of mortgage loans during the period.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2024	2023	2024	2023
	(Dollars in millions)
Purchase of HFI loans:
Single-family unpaid principal balance	$93,114	$89,228	$241,180	$245,870
Multifamily unpaid principal balance	13,153	16,415	32,492	41,761

Single-family loans redesignated from HFI to HFS:
Amortized cost	$820	$3,122	$1,272	$3,122
Lower of cost or fair value adjustment at time of redesignation(1)	(101)	(638)	(139)	(638)
Allowance reversed at time of redesignation	5	47	8	47

Single-family loans redesignated from HFS to HFI:
Amortized cost	$77	$372	$77	$372

Single-family loans sold:
Unpaid principal balance	$14	$—	$2,345	$1,842
Realized gains (losses), net	—	—	13	17
(1)Consists of the write-off against the allowance at the time of redesignation.

Fannie Mae (In conservatorship) Third Quarter 2024 Form 10-Q	74

Notes to Condensed Consolidated Financial Statements | Mortgage Loans
Aging Analysis
The following tables display an aging analysis of the total amortized cost of our HFI mortgage loans by portfolio segment and class of financing receivable, excluding loans for which we have elected the fair value option.

	As of September 30, 2024
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(1)	Total Delinquent	Current	Total	Loans 90 Days or More Delinquent and Accruing Interest	Nonaccrual Loans with No Allowance
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$32,625	$8,534	$17,678	$58,837	$3,186,644	$3,245,481	$401	$3,589
15-year or less, amortizing fixed-rate	1,636	316	566	2,518	380,704	383,222	24	196
Adjustable-rate	165	32	89	286	25,446	25,732	3	20
Other(2)	530	144	417	1,091	20,556	21,647	24	187
Total single-family	34,956	9,026	18,750	62,732	3,613,350	3,676,082	452	3,992
Multifamily(3)	604	N/A	2,016	2,620	473,949	476,569	85	984
Total	$35,560	$9,026	$20,766	$65,352	$4,087,299	$4,152,651	$537	$4,976

	As of December 31, 2023
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(1)	Total Delinquent	Current	Total	Loans 90 Days or More Delinquent and Accruing Interest	Nonaccrual Loans with No Allowance
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$33,119	$8,093	$18,659	$59,871	$3,148,171	$3,208,042	$1,371	$3,457
15-year or less, amortizing fixed-rate	1,846	319	650	2,815	425,598	428,413	74	176
Adjustable-rate	184	42	100	326	26,032	26,358	11	21
Other(2)	586	171	562	1,319	23,772	25,091	148	228
Total single-family	35,735	8,625	19,971	64,331	3,623,573	3,687,904	1,604	3,882
Multifamily(3)	449	N/A	1,699	2,148	459,206	461,354	171	594
Total	$36,184	$8,625	$21,670	$66,479	$4,082,779	$4,149,258	$1,775	$4,476
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
The amortized cost of single-family mortgage loans for which formal foreclosure proceedings were in process was $4.6 billion as of September 30, 2024 and December 31, 2023. As a result of our various loss mitigation and foreclosure prevention efforts, we expect that a portion of the loans in the process of formal foreclosure proceedings will not ultimately foreclose.

Fannie Mae (In conservatorship) Third Quarter 2024 Form 10-Q	75

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

Fannie Mae (In conservatorship) Third Quarter 2024 Form 10-Q	76

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

	Credit Quality Indicators as of September 30, 2024 and Write-offs for the Nine Months Ended September 30, 2024, by Year of Origination(1)
	2024	2023	2022	2021	2020	Prior	Total
	(Dollars in millions)
Estimated mark-to-market LTV ratio:(2)
20- and 30-year or more, amortizing fixed-rate:
Less than or equal to 80%	$120,077	$170,564	$332,411	$866,580	$728,375	$728,941	$2,946,948
Greater than 80% and less than or equal to 90%	36,801	71,312	74,354	17,637	2,121	1,394	203,619
Greater than 90% and less than or equal to 100%	49,061	27,096	14,991	1,575	188	196	93,107
Greater than 100%	20	345	1,124	137	40	141	1,807
Total 20- and 30-year or more, amortizing fixed-rate	205,959	269,317	422,880	885,929	730,724	730,672	3,245,481
Current-year 20- and 30-year or more, amortizing fixed-rate write-offs	$—	$29	$94	$83	$45	$169	$420
15-year or less, amortizing fixed-rate:
Less than or equal to 80%	4,872	6,874	32,279	150,217	105,901	81,919	382,062
Greater than 80% and less than or equal to 90%	320	369	186	11	—	1	887
Greater than 90% and less than or equal to 100%	222	31	19	—	—	—	272
Greater than 100%	—	—	—	—	—	1	1
Total 15-year or less, amortizing fixed-rate	5,414	7,274	32,484	150,228	105,901	81,921	383,222
Current-year 15-year or less, amortizing fixed-rate write-offs	—	1	2	2	1	2	8
Adjustable-rate:
Less than or equal to 80%	1,392	1,884	4,521	5,544	1,520	8,693	23,554
Greater than 80% and less than or equal to 90%	355	520	753	37	5	2	1,672
Greater than 90% and less than or equal to 100%	189	145	144	4	—	1	483
Greater than 100%	—	3	20	—	—	—	23
Total adjustable-rate	1,936	2,552	5,438	5,585	1,525	8,696	25,732
Current-year adjustable-rate write-offs	—	—	—	—	—	1	1
Other:
Less than or equal to 80%	—	—	—	—	—	17,669	17,669
Greater than 80% and less than or equal to 90%	—	—	—	—	—	61	61
Greater than 90% and less than or equal to 100%	—	—	—	—	—	32	32
Greater than 100%	—	—	—	—	—	26	26
Total other	—	—	—	—	—	17,788	17,788
Current-year other write-offs	—	—	—	—	—	15	15

Total for all classes by LTV ratio:(2)
Less than or equal to 80%	$126,341	$179,322	$369,211	$1,022,341	$835,796	$837,222	$3,370,233
Greater than 80% and less than or equal to 90%	37,476	72,201	75,293	17,685	2,126	1,458	206,239
Greater than 90% and less than or equal to 100%	49,472	27,272	15,154	1,579	188	229	93,894
Greater than 100%	20	348	1,144	137	40	168	1,857
Total	$213,309	$279,143	$460,802	$1,041,742	$838,150	$839,077	$3,672,223
Total current-year write-offs	$—	$30	$96	$85	$46	$187	$444

Fannie Mae (In conservatorship) Third Quarter 2024 Form 10-Q	77

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

	Credit Quality Indicators as of December 31, 2023 and Write-offs for the Year Ended December 31, 2023, by Year of Origination(1)
	2023	2022	2021	2020	2019	Prior	Total
	(Dollars in millions)
Estimated mark-to-market LTV ratio:(2)
20- and 30-year or more, amortizing fixed-rate:
Less than or equal to 80%	$148,641	$314,384	$889,434	$767,596	$136,654	$648,964	$2,905,673
Greater than 80% and less than or equal to 90%	57,686	95,509	38,790	3,424	804	1,082	197,295
Greater than 90% and less than or equal to 100%	61,658	35,602	4,002	363	71	189	101,885
Greater than 100%	1,000	1,764	189	47	17	172	3,189
Total 20- and 30-year or more, amortizing fixed-rate	268,985	447,259	932,415	771,430	137,546	650,407	3,208,042
Current-year 20- and 30-year or more, amortizing fixed-rate write-offs	$2	$35	$53	$45	$108	$560	$803
15-year or less, amortizing fixed-rate:
Less than or equal to 80%	7,110	35,224	165,294	117,795	17,162	84,222	426,807
Greater than 80% and less than or equal to 90%	581	647	52	2	—	1	1,283
Greater than 90% and less than or equal to 100%	259	58	1	—	—	1	319
Greater than 100%	1	2	—	—	—	1	4
Total 15-year or less, amortizing fixed-rate	7,951	35,931	165,347	117,797	17,162	84,225	428,413
Current-year 15-year or less, amortizing fixed-rate write-offs	—	—	1	1	1	5	8
Adjustable-rate:
Less than or equal to 80%	1,566	4,452	5,945	1,654	710	9,716	24,043
Greater than 80% and less than or equal to 90%	499	1,030	90	6	2	3	1,630
Greater than 90% and less than or equal to 100%	299	330	11	—	—	1	641
Greater than 100%	14	29	1	—	—	—	44
Total adjustable-rate	2,378	5,841	6,047	1,660	712	9,720	26,358
Current-year adjustable-rate write-offs	—	1	—	—	—	2	3
Other:
Less than or equal to 80%	—	—	—	—	27	19,418	19,445
Greater than 80% and less than or equal to 90%	—	—	—	—	—	81	81
Greater than 90% and less than or equal to 100%	—	—	—	—	—	39	39
Greater than 100%	—	—	—	—	—	35	35
Total other	—	—	—	—	27	19,573	19,600
Current-year other write-offs	—	—	—	—	—	52	52
Total for all classes by LTV ratio:(2)
Less than or equal to 80%	$157,317	$354,060	$1,060,673	$887,045	$154,553	$762,320	$3,375,968
Greater than 80% and less than or equal to 90%	58,766	97,186	38,932	3,432	806	1,167	200,289
Greater than 90% and less than or equal to 100%	62,216	35,990	4,014	363	71	230	102,884
Greater than 100%	1,015	1,795	190	47	17	208	3,272
Total	$279,314	$489,031	$1,103,809	$890,887	$155,447	$763,925	$3,682,413
Total current-year write-offs	$2	$36	$54	$46	$109	$619	$866
(1)Excludes amortized cost of $3.9 billion and $5.5 billion as of September 30, 2024 and December 31, 2023, respectively, of mortgage loans guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies, which represents primarily reverse mortgages for which we do not calculate an estimated mark-to-market LTV ratio. For the nine months ended September 30, 2024 and year ended December 31, 2023, it also excludes write-offs of $43 million and $7 million, respectively, of mortgage loans guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies. Year of loan origination may not be the same as the period in which we subsequently acquired the loan.
(2)The aggregate estimated mark-to-market LTV ratio is based on the unpaid principal balance of the loan divided by the estimated current value of the property as of the end of each reported period, which we calculate using an internal valuation model that estimates periodic changes in home value.

Fannie Mae (In conservatorship) Third Quarter 2024 Form 10-Q	78

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

	Credit Quality Indicators as of September 30, 2024 and Write-offs for the Nine Months Ended September 30, 2024, by Year of Origination(1)
	2024	2023	2022	2021	2020	Prior	Total
	(Dollars in millions)
Internally assigned credit risk rating:
Pass(2)	$28,467	$52,958	$49,722	$59,753	$72,329	$181,698	$444,927
Special mention(3)	49	43	7	369	58	128	654
Substandard(4)	90	1,080	9,435	3,650	2,271	14,451	30,977
Doubtful(5)	—	4	—	—	—	7	11
Total	$28,606	$54,085	$59,164	$63,772	$74,658	$196,284	$476,569
Current-year write-offs	$—	$34	$191	$16	$21	$133	$395

	Credit Quality Indicators as of December 31, 2023 and Write-offs for the Year Ended December 31, 2023, by Year of Origination(1)
	2023	2022	2021	2020	2019	Prior	Total
	(Dollars in millions)
Internally assigned credit risk rating:
Pass(2)	$49,944	$51,380	$60,563	$72,791	$56,901	$136,860	$428,439
Special mention(3)	4	11	181	32	46	130	404
Substandard(4)	521	9,517	3,654	2,703	3,893	12,188	32,476
Doubtful(5)	25	—	—	—	10	—	35
Total	$50,494	$60,908	$64,398	$75,526	$60,850	$149,178	$461,354
Current-year write-offs	$—	$3	$4	$6	$23	$365	$401
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
(4)Loans classified as “Substandard” have a well-defined weakness that jeopardizes the timely full repayment. We had seniors housing loans with an amortized cost of $4.5 billion and $6.9 billion as of September 30, 2024 and December 31, 2023, respectively, classified as substandard.
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

Fannie Mae (In conservatorship) Third Quarter 2024 Form 10-Q	79

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

	For the Three Months Ended September 30, 2024
	Payment Delay (Only)
	Forbearance Plan	Payment Deferral	Trial Modification and Repayment Plans	Payment Delay and Term Extension(1)	Payment Delay, Term Extension, Interest Rate Reduction, and Other(1)	Total	Percentage of Total by Financing Class(2)
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$5,782	$2,379	$4,315	$2,405	$53	$14,934	*
15-year or less, amortizing fixed-rate	239	77	140	1	—	457	*
Adjustable-rate	29	9	17	—	2	57	*
Other	32	24	50	22	8	136	1%
Total single-family	6,082	2,489	4,522	2,428	63	15,584	*
Multifamily	328	—	—	—	60	388	*
Total(3)	$6,410	$2,489	$4,522	$2,428	$123	$15,972	*

Fannie Mae (In conservatorship) Third Quarter 2024 Form 10-Q	80

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

	For the Nine Months Ended September 30, 2024
	Payment Delay (Only)
	Forbearance Plan	Payment Deferral	Trial Modification and Repayment Plans	Payment Delay and Term Extension(1)	Payment Delay, Term Extension, Interest Rate Reduction, and Other(1)	Total	Percentage of Total by Financing Class(2)
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$8,373	$8,312	$7,542	$6,908	$114	$31,249	1%
15-year or less, amortizing fixed-rate	352	265	255	3	1	876	*
Adjustable-rate	45	36	26	—	5	112	*
Other	48	102	104	77	31	362	2
Total single-family	8,818	8,715	7,927	6,988	151	32,599	1
Multifamily	330	—	—	—	64	394	*
Total(3)	$9,148	$8,715	$7,927	$6,988	$215	$32,993	1

	For the Three Months Ended September 30, 2023
	Payment Delay (Only)
	Forbearance Plan	Payment Deferral	Trial Modification and Repayment Plans	Payment Delay and Term Extension(1)	Payment Delay, Term Extension and Interest Rate Reduction(1)	Total	Percentage of Total by Financing Class(2)
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$7,287	$2,424	$3,407	$1,819	$41	$14,978	*
15-year or less, amortizing fixed-rate	311	97	130	—	—	538	*
Adjustable-rate	42	8	11	—	1	62	*
Other	54	30	57	31	22	194	1%
Total single-family	7,694	2,559	3,605	1,850	64	15,772	*
Multifamily	361	—	—	—	560	921	*
Total(3)	$8,055	$2,559	$3,605	$1,850	$624	$16,693	*

Fannie Mae (In conservatorship) Third Quarter 2024 Form 10-Q	81

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

	For the Nine Months Ended September 30, 2023
	Payment Delay (Only)
	Forbearance Plan	Payment Deferral	Trial Modification and Repayment Plans	Payment Delay and Term Extension(1)	Payment Delay, Term Extension and Interest Rate Reduction(1)	Total	Percentage of Total by Financing Class(2)
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$10,851	$8,306	$6,216	$5,209	$360	$30,942	1%
15-year or less, amortizing fixed-rate	465	343	241	1	1	1,051	*
Adjustable-rate	59	31	22	—	7	119	*
Other	128	108	137	94	65	532	2
Total single-family	11,503	8,788	6,616	5,304	433	32,644	1
Multifamily	1,045	—	—	—	585	1,630	*
Total(3)	$12,548	$8,788	$6,616	$5,304	$1,018	$34,274	1
*    Represents less than 0.5% of total by financing class.
(1)    Represents loans that received a contractual modification.
(2)    Based on the amortized cost basis as of period end, divided by the period-end amortized cost basis of the corresponding class of financing receivable.
(3)    Excludes $269 million and $1.0 billion for the three and nine months ended September 30, 2024, respectively, and $276 million and $1.2 billion for the three and nine months ended September 30, 2023, respectively, for loans that were the subject of loss mitigation activity during the period that paid off, were repurchased or were sold prior to period end. Also excludes loans that liquidated either through foreclosure, deed-in-lieu of foreclosure, or a short sale. Loans may move from one category to another, as a result of the restructuring(s) they received during the period.
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

Fannie Mae (In conservatorship) Third Quarter 2024 Form 10-Q	82

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

	For the Three Months Ended September 30,
	2024			2023
	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (in Months)	Average Amount Capitalized as a Result of a Payment Delay(1)	Weighted- Average Interest Rate Reduction	Weighted- Average Term Extension (in Months)	Average Amount Capitalized as a Result of a Payment Delay(1)
Loan by class of financing receivable:(2)
20- and 30-year or more, amortizing fixed-rate	0.59%	160	$12,928	1.05%	167	$16,464
15-year or less, amortizing fixed-rate	1.03	77	9,652	2.41	52	14,218
Adjustable-rate	2.88	—	11,157	1.97	—	12,980
Other	0.96	182	21,043	1.04	199	23,072

	For the Nine Months Ended September 30,
	2024			2023
	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (in Months)	Average Amount Capitalized as a Result of a Payment Delay(1)	Weighted- Average Interest Rate Reduction	Weighted- Average Term Extension (in Months)	Average Amount Capitalized as a Result of a Payment Delay(1)
Loan by class of financing receivable:(2)
20- and 30-year or more, amortizing fixed-rate	0.72%	161	$13,408	1.08%	171	$16,798
15-year or less, amortizing fixed-rate	1.82	84	11,538	2.22	70	14,588
Adjustable-rate	2.58	—	11,508	1.29	—	14,823
Other	0.86	162	18,705	1.31	188	21,396
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

Fannie Mae (In conservatorship) Third Quarter 2024 Form 10-Q	83

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

	For the Three Months Ended September 30, 2024
	Payment Delay as a Result of a Payment Deferral (Only)	Payment Delay and Term Extension	Payment Delay, Term Extension, Interest Rate Reduction and Other	Total
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$1,438	$774	$11	$2,223
15-year or less, amortizing fixed-rate	40	—	—	40
Adjustable-rate	4	—	—	4
Other	17	9	6	32
Total single-family	1,499	783	17	2,299
Multifamily	—	—	—	—
Total loans that subsequently defaulted(1)(2)	$1,499	$783	$17	$2,299

	For the Nine Months Ended September 30, 2024
	Payment Delay as a Result of a Payment Deferral (Only)	Payment Delay and Term Extension	Payment Delay, Term Extension, Interest Rate Reduction and Other	Total
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$2,592	$1,383	$25	$4,000
15-year or less, amortizing fixed-rate	73	—	—	73
Adjustable-rate	7	—	2	9
Other	33	15	12	60
Total single-family	2,705	1,398	39	4,142
Multifamily	—	—	4	4
Total loans that subsequently defaulted(1)(2)	$2,705	$1,398	$43	$4,146

	For the Three Months Ended September 30, 2023
	Payment Delay as a Result of a Payment Deferral (Only)	Payment Delay and Term Extension	Payment Delay, Term Extension and Interest Rate Reduction	Total
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$861	$468	$80	$1,409
15-year or less, amortizing fixed-rate	28	—	—	28
Adjustable-rate	1	—	1	2
Other	12	9	6	27
Total single-family	902	477	87	1,466
Multifamily	—	—	—	—
Total loans that subsequently defaulted(1)(2)	$902	$477	$87	$1,466

Fannie Mae (In conservatorship) Third Quarter 2024 Form 10-Q	84

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

	For the Nine Months Ended September 30, 2023
	Payment Delay as a Result of a Payment Deferral (Only)	Payment Delay and Term Extension	Payment Delay, Term Extension and Interest Rate Reduction	Total
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$1,635	$746	$298	$2,679
15-year or less, amortizing fixed-rate	51	1	—	52
Adjustable-rate	4	—	2	6
Other	20	14	17	51
Total single-family	1,710	761	317	2,788
Multifamily	—	—	—	—
Total loans that subsequently defaulted(1)(2)	$1,710	$761	$317	$2,788
(1)    Represents amortized cost as of period end. Excludes loans that liquidated either through foreclosure, deed-in-lieu of foreclosure, or a short sale.
(2)    The substantial majority of loans that received a completed modification or a payment deferral during for the three months ended September 30, 2024 did not default during the third quarter of 2024. The substantial majority of loans that received a completed modification or a payment deferral during the three months ended September 30, 2023 did not default during the third quarter of 2023.
The following tables display an aging analysis of HFI mortgage loans that were restructured during the twelve months prior to September 30, 2024 and September 30, 2023, respectively, presented by portfolio segment and class of financing receivable.

	As of September 30, 2024(1)
	30-59 Days Delinquent	60-89 Days Delinquent(2)	Seriously Delinquent	Total Delinquent	Current	Total
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$4,240	$2,874	$11,401	$18,515	$12,891	$31,406
15-year or less, amortizing fixed-rate	118	93	349	560	379	939
Adjustable-rate	13	7	50	70	46	116
Other	60	32	127	219	166	385
Total single-family loans modified	4,431	3,006	11,927	19,364	13,482	32,846
Multifamily	—	N/A	323	323	823	1,146
Total loans restructured(3)	$4,431	$3,006	$12,250	$19,687	$14,305	$33,992

Fannie Mae (In conservatorship) Third Quarter 2024 Form 10-Q	85

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

	As of September 30, 2023(1)
	30-59 Days Delinquent	60-89 Days Delinquent(2)	Seriously Delinquent	Total Delinquent	Current	Total
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$3,722	$2,332	$11,455	$17,509	$15,368	$32,877
15-year or less, amortizing fixed-rate	115	78	405	598	562	1,160
Adjustable-rate	14	8	55	77	56	133
Other	75	37	192	304	297	601
Total single-family loans modified	3,926	2,455	12,107	18,488	16,283	34,771
Multifamily	19	N/A	1,045	1,064	587	1,651
Total loans restructured(3)	$3,945	$2,455	$13,152	$19,552	$16,870	$36,422
(1)    The substantial majority of loans that received a completed modification or a payment deferral during the three months ended September 30, 2024 were not delinquent as of September 30, 2024. The substantial majority of loans that received a completed modification or a payment deferral during three months ended September 30, 2023 were not delinquent as of September 30, 2023.
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

Fannie Mae (In conservatorship) Third Quarter 2024 Form 10-Q	86

Notes to Condensed Consolidated Financial Statements | Mortgage Loans
The table below displays the accrued interest receivable written off through the reversal of interest income for nonaccrual loans.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in millions)
Accrued interest receivable written off through the reversal of interest income:
Single-family	$95	$80	$274	$233
Multifamily	20	3	24	36
The tables below include the amortized cost of and interest income recognized on our HFI single-family and multifamily loans on nonaccrual status by class, excluding loans for which we have elected the fair value option.

	As of			For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2024
	September 30, 2024	June 30, 2024	December 31, 2023
	Amortized Cost(1)			Total Interest Income Recognized(2)
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$22,662	$22,183	$21,971	$35	$262
15-year or less, amortizing fixed-rate	704	704	727	1	6
Adjustable-rate	110	117	109	—	1
Other	480	496	508	1	7
Total single-family	23,956	23,500	23,315	37	276
Multifamily	2,259	1,836	1,890	2	35
Total nonaccrual loans	$26,215	$25,336	$25,205	$39	$311

	As of			For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2023
	September 30, 2023	June 30, 2023	December 31, 2022
	Amortized Cost(1)			Total Interest Income Recognized(2)
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$19,108	$17,051	$9,447	$19	$197
15-year or less, amortizing fixed-rate	638	565	200	—	4
Adjustable-rate	99	85	53	—	1
Other	526	573	617	1	6
Total single-family	20,371	18,274	10,317	20	208
Multifamily	1,526	1,448	2,200	3	16
Total nonaccrual loans	$21,897	$19,722	$12,517	$23	$224
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

Fannie Mae (In conservatorship) Third Quarter 2024 Form 10-Q	87

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in millions)
Single-family allowance for loan losses:
Beginning balance	$(5,703)	$(7,990)	$(6,671)	$(9,443)
Benefit (provision) for loan losses	409	718	1,278	2,121
Write-offs	231	699	487	794
Recoveries	(23)	(48)	(180)	(151)
Other	—	(19)	—	39
Ending balance	$(5,086)	$(6,640)	$(5,086)	$(6,640)
Multifamily allowance for loan losses:
Beginning balance	$(2,323)	$(1,992)	$(2,059)	$(1,904)
Benefit (provision) for loan losses	(423)	(83)	(825)	(415)
Write-offs	224	52	395	306
Recoveries	(48)	(8)	(81)	(18)
Ending balance	$(2,570)	$(2,031)	$(2,570)	$(2,031)
Total allowance for loan losses:
Beginning balance	$(8,026)	$(9,982)	$(8,730)	$(11,347)
Benefit (provision) for loan losses	(14)	635	453	1,706
Write-offs	455	751	882	1,100
Recoveries	(71)	(56)	(261)	(169)
Other	—	(19)	—	39
Ending balance	$(7,656)	$(8,671)	$(7,656)	$(8,671)
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
Our single-family benefit for loan losses for the three months ended September 30, 2024 was primarily driven by a benefit from forecasted home price growth and a benefit from actual and projected interest rates, partially offset by a provision from changes in loan activity, as described below.
•Benefit from forecasted home price growth. During the three months ended September 30, 2024, our forecast of future home prices improved. Higher home prices decrease the likelihood that loans will default and reduce the amount of losses on loans that do default, which impacts our estimate of losses and ultimately reduces our loss reserves and provision for loan losses.

Fannie Mae (In conservatorship) Third Quarter 2024 Form 10-Q	88

Notes to Condensed Consolidated Financial Statements | Allowance for Loan Losses
•Benefit from actual and projected interest rates. Actual and projected interest rates decreased in the third quarter of 2024, which reduced the probability of default, resulting in a benefit for loan losses.
•Provision from changes in loan activity. This includes provision on newly acquired loans and was primarily driven by the credit risk profile of our single-family acquisitions for the three months ended September 30, 2024, which primarily consisted of purchase loans. Purchase loans generally have higher origination LTV ratios than refinance loans; therefore, purchase loans have a higher estimated risk of default and loss severity in the allowance than refinance loans and a correspondingly higher loan loss provision at the time of acquisition.
Our single-family benefit for loan losses for the nine months ended September 30, 2024 was primarily driven by a benefit from actual and forecasted home price growth, partially offset by a provision from changes in loan activity.
•Benefit from actual and forecasted home price growth. During the nine months ended September 30, 2024 actual home prices appreciated more than originally projected and our forecast of future home prices also improved.
•Provision from changes in loan activity. This includes provision on newly acquired loans and was primarily driven by the credit risk profile of our single-family acquisitions for the nine months ended September 30, 2024, which primarily consisted of purchase loans.
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
•Provision from changes in loan activity. This includes provision on newly acquired loans and was primarily driven by an increase of the portion of our single-family acquisitions consisting of purchase loans in the three and nine months ended September 30, 2023, as described in our quarterly report on Form 10-Q for the quarter ended September 30, 2023.
Our multifamily provision for loan losses for the three months ended September 30, 2024 was largely driven by certain adjustable-rate conventional loans that were written down to the net recoverable amount during the period. We also recognized provision for loan losses because, compared to our previous forecast, our current period forecast expects further slight decreases in projected multifamily property values and a longer period of time for projected multifamily property values to improve.
Our multifamily allowance and estimate for loan losses as of September 30, 2024 also considers uncertainty. This includes uncertainty relating to multifamily property values, as well as uncertainty due to the ongoing investigation of multifamily lending transactions with suspected fraud, which may increase the risk of default.
Our multifamily provision for loan losses for the nine months ended September 30, 2024 was primarily driven by loan delinquencies in our multifamily guaranty book of business, including provision attributable to adjustable-rate conventional loans that became seriously delinquent and were written down to the net recoverable amount, declines in estimated actual and projected multifamily property values, and provision for uncertainty described above.
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

Fannie Mae (In conservatorship) Third Quarter 2024 Form 10-Q	89

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

	As of
	September 30, 2024	December 31, 2023
	(Dollars in millions)
Mortgage-related securities (includes $320 million and $364 million, respectively, related to consolidated trusts)	$1,198	$4,770
Non-mortgage-related securities (includes $9.0 billion and $5.7 billion, respectively, pledged as collateral)(1)	60,100	47,782
Total trading securities	$61,298	$52,552
(1)Primarily includes U.S. Treasury securities.
The following table displays information about our net trading gains (losses).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in millions)
Net trading gains (losses)	$1,267	$(318)	$1,127	$(295)
Net trading gains (losses) recognized in the period related to securities still held at period end	1,074	(297)	938	(259)
Available-for-Sale Securities
We record AFS securities at fair value with unrealized gains and losses, recorded net of tax, as a component of “Other comprehensive income (loss)” and we recognize realized gains and losses from the sale of AFS securities in “Investment gains (losses), net” in our condensed consolidated statements of operations and comprehensive income. We define the amortized cost basis of our AFS securities as unpaid principal balance, net of unamortized premiums and discounts, and other cost basis adjustments. We record an allowance for credit losses for AFS securities that reflects the impairment for credit losses, which is limited to the amount that fair value is less than the amortized cost. Impairment due to non-credit losses is recorded as unrealized losses within “Other comprehensive income (loss).”
The following tables display the amortized cost, allowance for credit losses, gross unrealized gains and losses in accumulated other comprehensive income (loss) (“AOCI”), and fair value by major security type for AFS securities.

	As of September 30, 2024
	Total Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains in AOCI	Gross Unrealized Losses in AOCI	Total Fair Value
	(Dollars in millions)
Agency securities	$375	$—	$2	$(25)	$352
Other mortgage-related securities	131	(2)	11	—	140
Total	$506	$(2)	$13	$(25)	$492

Fannie Mae (In conservatorship) Third Quarter 2024 Form 10-Q	90

Notes to Condensed Consolidated Financial Statements | Investments in Securities

	As of December 31, 2023
	Total Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains in AOCI	Gross Unrealized Losses in AOCI	Total Fair Value
	(Dollars in millions)
Agency securities	$405	$—	$1	$(29)	$377
Other mortgage-related securities	179	(2)	10	—	187
Total	$584	$(2)	$11	$(29)	$564
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
The following table displays additional information regarding gross unrealized losses and fair value for AFS securities in an unrealized loss position, excluding allowance for credit losses.

As of
	September 30, 2024				December 31, 2023
	Less Than 12 Consecutive Months		12 Consecutive Months or Longer		Less Than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses in AOCI	Fair Value	Gross Unrealized Losses in AOCI	Fair Value	Gross Unrealized Losses in AOCI	Fair Value	Gross Unrealized Losses in AOCI	Fair Value
(Dollars in millions)
Agency securities	$(1)	$41	$(24)	$233	$(3)	$66	$(26)	$238
There were no sales of AFS securities in the first nine months of 2024 or the first nine months of 2023. As a result, no gross realized gains (losses) or proceeds from sales were recognized in either period.
We held no securities classified as held-to-maturity as of September 30, 2024 or December 31, 2023.

Fannie Mae (In conservatorship) Third Quarter 2024 Form 10-Q	91

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
As the guarantor of structured securities backed in whole or in part by Freddie Mac-issued securities, we extend our guaranty to the underlying Freddie Mac securities in our resecuritization trusts. However, Freddie Mac continues to guarantee the payment of principal and interest on the underlying Freddie Mac securities that we have resecuritized. When we began issuing UMBS, we entered into an indemnification agreement under which Freddie Mac agreed to indemnify us for losses caused by its failure to meet its payment or other specified obligations under the trust agreements pursuant to which the underlying resecuritized securities were issued. As a result, and due to the funding commitment available to Freddie Mac through its senior preferred stock purchase agreement with Treasury, we have concluded that the associated credit risk is negligible. Accordingly, we exclude from the following table Freddie Mac securities backing unconsolidated Fannie Mae-issued structured securities of $203.7 billion and $215.6 billion as of September 30, 2024 and December 31, 2023, respectively.
The following table displays our off-balance sheet maximum exposure, guaranty obligation recognized in our condensed consolidated balance sheets and the potential maximum recovery from third parties through available credit enhancements and recourse related to our financial guarantees.

	As of
	September 30, 2024			December 31, 2023
	Maximum Exposure	Guaranty Obligation	Maximum Recovery(1)	Maximum Exposure	Guaranty Obligation	Maximum Recovery(1)
	(Dollars in millions)
Unconsolidated Fannie Mae MBS	$2,555	$14	$2,500	$2,778	$14	$2,713
Other guaranty arrangements(2)	8,928	58	1,928	9,154	65	1,967
Total	$11,483	$72	$4,428	$11,932	$79	$4,680
(1)Recoverability of such credit enhancements and recourse is subject to, among other factors, the ability of our mortgage insurers and the U.S. government, as a financial guarantor, to meet their obligations to us. For information on our mortgage insurers, see “Note 11, Concentrations of Credit Risk.”
(2)Primarily consists of credit enhancements and long-term standby commitments.

Fannie Mae (In conservatorship) Third Quarter 2024 Form 10-Q	92

Notes to Condensed Consolidated Financial Statements | Short-Term and Long-Term Debt

8.  Short-Term and Long-Term Debt
Short-Term Debt
The following table displays our outstanding short-term debt (debt with an original contractual maturity of one year or less) and weighted-average interest rates of this debt.

	As of
	September 30, 2024		December 31, 2023
	Outstanding	Weighted- Average Interest Rate(1)	Outstanding	Weighted- Average Interest Rate(1)
	(Dollars in millions)
Short-term debt of Fannie Mae	$11,419	5.10%	$17,314	5.13%
(1)Includes the effects of discounts, premiums and other cost basis adjustments.
Long-Term Debt
Long-term debt represents debt with an original contractual maturity of greater than one year. The following table displays our outstanding long-term debt.

	As of
	September 30, 2024			December 31, 2023
	Maturities	Outstanding(1)	Weighted- Average Interest Rate(2)	Maturities	Outstanding(1)	Weighted- Average Interest Rate(2)
	(Dollars in millions)
Senior fixed:
Benchmark notes and bonds	2024 - 2030	$46,825	2.89%	2024 - 2030	$54,727	2.79%
Medium-term notes(3)	2024 - 2034	39,231	1.90	2024 - 2031	42,217	1.58
Other(4)	2024 - 2038	6,820	4.08	2024 - 2038	6,787	3.98
Total senior fixed		92,876	2.57		103,731	2.40
Senior floating:
Medium-term notes(3)	2026	14,997	5.25	N/A	—	—
Connecticut Avenue Securities(5)	2024 - 2031	2,139	11.56	2024 - 2031	2,752	11.12
Other(6)	2037	284	8.81	2037	268	8.79
Total senior floating		17,420	6.08		3,020	10.92
Total long-term debt of Fannie Mae(7)		110,296	3.11		106,751	2.63
Debt of consolidated trusts	2024 - 2063	4,096,063	2.90	2024 - 2062	4,098,653	2.56
Total long-term debt		$4,206,359	2.91%		$4,205,404	2.57%
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
(7)Includes unamortized discounts and premiums, fair value adjustments, hedge-related cost basis adjustments, and other cost basis adjustments in a net discount position of $3.4 billion and $4.0 billion as of September 30, 2024 and December 31, 2023, respectively.

Fannie Mae (In conservatorship) Third Quarter 2024 Form 10-Q	93

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

Fannie Mae (In conservatorship) Third Quarter 2024 Form 10-Q	94

Notes to Condensed Consolidated Financial Statements | Derivative Instruments
Notional and Fair Value Position of our Derivatives
The following table displays the notional amount and estimated fair value of our asset and liability derivative instruments, including derivative instruments designated as hedges.

	As of September 30, 2024			As of December 31, 2023
	Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
		Asset Derivatives	Liability Derivatives		Asset Derivatives	Liability Derivatives
	(Dollars in millions)
Risk management derivatives designated as hedging instruments:
Swaps:(1)
Pay-fixed	$18,107	$—	$—	$9,954	$—	$—
Receive-fixed	24,224	—	—	28,587	—	—
Total risk management derivatives designated as hedging instruments	42,331	—	—	38,541	—	—
Risk management derivatives not designated as hedging instruments:
Swaps:(1)
Pay-fixed	141,966	—	—	136,648	—	—
Receive-fixed	119,680	77	(2,041)	115,288	76	(3,085)
Basis	250	54	—	250	44	—
Foreign currency	332	—	(55)	316	—	(66)
Swaptions:(1)
Pay-fixed	7,006	209	(11)	5,816	195	(12)
Receive-fixed	5,916	27	(69)	2,666	13	(60)
Futures(1)	87	—	—	32	—	—
Total risk management derivatives not designated as hedging instruments	275,237	367	(2,176)	261,016	328	(3,223)
Netting adjustment(2)	—	(233)	2,154	—	(283)	3,200
Total risk management derivatives portfolio	317,568	134	(22)	299,557	45	(23)
Mortgage commitment derivatives:
Mortgage commitments to purchase whole loans	3,587	5	(6)	2,734	14	—
Forward contracts to purchase mortgage-related securities	32,495	39	(57)	14,264	98	(2)
Forward contracts to sell mortgage-related securities	73,292	65	(36)	43,942	—	(102)
Total mortgage commitment derivatives	109,374	109	(99)	60,940	112	(104)
Credit enhancement derivatives	29,660	37	(11)	27,624	45	(13)
Derivatives at fair value	$456,602	$280	$(132)	$388,121	$202	$(140)
(1)Centrally cleared derivatives have no ascribable fair value because the positions are settled daily.
(2)The netting adjustment represents the effect of the legal right to offset under legally enforceable master netting arrangements to settle with the same counterparty on a net basis, including cash collateral posted and received. Cash collateral posted was $1.9 billion and $2.9 billion as of September 30, 2024 and December 31, 2023, respectively. Cash collateral received was $2 million and $5 million as of September 30, 2024 and December 31, 2023, respectively.

Fannie Mae (In conservatorship) Third Quarter 2024 Form 10-Q	95

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in millions)
Risk management derivatives:
Swaps:
Pay-fixed	$(2,225)	$1,349	$(626)	$1,617
Receive-fixed	2,225	(1,040)	1,738	(478)
Basis	17	(22)	14	6
Foreign currency	19	(12)	8	(2)
Swaptions:
Pay-fixed	(29)	95	15	74
Receive-fixed	3	(13)	6	(16)
Futures	(2)	1	—	2
Net contractual interest income (expense) on interest-rate swaps	(263)	(193)	(713)	(499)
Total risk management derivatives fair value gains (losses), net	(255)	165	442	704
Mortgage commitment derivatives fair value gains (losses), net	(567)	591	(266)	675
Credit enhancement derivatives fair value gains (losses), net	(38)	47	(52)	61
Total derivatives fair value gains (losses), net	$(860)	$803	$124	$1,440

Fannie Mae (In conservatorship) Third Quarter 2024 Form 10-Q	96

Notes to Condensed Consolidated Financial Statements | Derivative Instruments
Effect of Fair Value Hedge Accounting
The following table displays the effect of fair value hedge accounting on our condensed consolidated statements of operations and comprehensive income, including gains and losses recognized on fair value hedging relationships.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2024		2023		2024		2023
	Interest Income: Mortgage Loans	Interest Expense: Long-Term Debt	Interest Income: Mortgage Loans	Interest Expense: Long-Term Debt	Interest Income: Mortgage Loans	Interest Expense: Long-Term Debt	Interest Income: Mortgage Loans	Interest Expense: Long-Term Debt
	(Dollars in millions)
Total amounts presented in our condensed consolidated statements of operations and comprehensive income	$36,390	$(30,600)	$33,711	$(27,994)	$107,223	$(90,057)	$98,503	$(81,781)

Gains (losses) from fair value hedging relationships:
Mortgage loans HFI and related interest-rate contracts:
Hedged items	$730	$—	$(544)	$—	$368	$—	$(511)	$—
Discontinued hedge related basis adjustment amortization	3	—	14	—	29	—	34	—
Derivatives designated as hedging instruments	(725)	—	560	—	(410)	—	478	—
Interest accruals on hedging instruments	84	—	36	—	226	—	89	—
Debt of Fannie Mae and related interest-rate contracts:
Hedged items	—	(506)	—	176	—	51	—	606
Discontinued hedge-related basis adjustment amortization	—	(213)	—	(223)	—	(641)	—	(618)
Derivatives designated as hedging instruments	—	519	—	(66)	—	86	—	(137)
Interest accruals on derivative hedging instruments	—	(93)	—	(191)	—	(373)	—	(713)
Total effect of fair value hedges	$92	$(293)	$66	$(304)	$213	$(877)	$90	$(862)

Fannie Mae (In conservatorship) Third Quarter 2024 Form 10-Q	97

Notes to Condensed Consolidated Financial Statements | Derivative Instruments
Hedged Items in Fair Value Hedging Relationships
The following table displays the carrying amounts of the hedged items that have been in qualifying fair value hedges recorded in our condensed consolidated balance sheets, including the hedged item’s cumulative basis adjustments and the closed portfolio balances under the portfolio layer method. The hedged item carrying amounts and total basis adjustments include both open and discontinued hedges. The amortized cost and designated UPB consists only of open hedges as of September 30, 2024 and December 31, 2023.

	As of September 30, 2024
	Carrying Amount Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Basis Adjustments Included in the Carrying Amount		Closed Portfolio of Mortgage Loans Under Portfolio Layer Method
		Total Basis Adjustments(1)(2)	Remaining Adjustments - Discontinued Hedge	Total Amortized Cost	Designated UPB
	(Dollars in millions)
Mortgage loans HFI	$856,849	$223	$223	$440,276	$18,435
Debt of Fannie Mae	(50,473)	3,161	3,161	N/A	N/A

	As of December 31, 2023
	Carrying Amount Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Basis Adjustments Included in the Carrying Amount		Closed Portfolio of Mortgage Loans Under Portfolio Layer Method
		Total Basis Adjustments(1)(2)	Remaining Adjustments - Discontinued Hedge	Total Amortized Cost	Designated UPB
	(Dollars in millions)
Mortgage loans HFI	$449,137	$(174)	$(174)	$218,419	$9,955
Debt of Fannie Mae	(59,462)	3,751	3,751	N/A	N/A
(1)    No basis adjustment associated with open hedges, as all hedges are designated at the close of business with a one-day term.
(2)    Based on the unamortized balance of the hedge-related cost basis.
Derivative Counterparty Credit Exposure
Our derivative counterparty credit exposure relates principally to interest-rate derivative contracts. We are exposed to the risk that a counterparty in a derivative transaction will default on payments due to us, which may require us to seek a replacement derivative from a different counterparty. This replacement may be at a higher cost, or we may be unable to find a suitable replacement. We manage our derivative counterparty credit exposure relating to our risk management derivative transactions mainly through enforceable master netting arrangements, which allow us to net derivative assets and liabilities with the same counterparty or clearing organization and clearing member. For our OTC derivative transactions, we require counterparties to post collateral, which may include cash, U.S. Treasury securities, agency debt and agency mortgage-related securities. See “Note 12, Netting Arrangements” for information on our rights to offset assets and liabilities as of September 30, 2024 and December 31, 2023.
For certain OTC derivatives, the amount of collateral we pledge to counterparties related to our derivative instruments is determined after considering our credit ratings. Currently, our long-term senior debt is rated AA+ or above by S&P Global Ratings and Moody's Investors Service. If our long-term senior debt credit ratings were downgraded to established thresholds in our OTC derivative contracts, which range from A3/A- to Baa2/BBB or below, we would be required to provide additional collateral to certain counterparties. The aggregate fair value of our OTC derivative instruments with credit-risk-related contingent features that were in a net liability position was $1.2 billion and $1.8 billion, for which we posted collateral of $942 million and $1.6 billion as of September 30, 2024 and December 31, 2023, respectively. If our credit ratings were downgraded to Baa2/BBB or below, the maximum additional collateral we would have been required to post to our counterparties as of September 30, 2024 and December 31, 2023 would have been $647 million and $798 million, respectively.

Fannie Mae (In conservatorship) Third Quarter 2024 Form 10-Q	98

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

Fannie Mae (In conservatorship) Third Quarter 2024 Form 10-Q	99

Notes to Condensed Consolidated Financial Statements | Segment Reporting

The following table displays our segment results.

	For the Three Months Ended September 30,
	2024			2023
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Net interest income(1)	$6,131	$1,144	$7,275	$6,074	$1,146	$7,220
Fee and other income(2)	48	18	66	56	20	76
Net revenues	6,179	1,162	7,341	6,130	1,166	7,296
Investment gains (losses), net(3)	9	3	12	9	(1)	8
Fair value gains (losses), net(4)	(8)	60	52	742	53	795
Administrative expenses	(766)	(159)	(925)	(745)	(152)	(897)
Benefit (provision) for credit losses(5)	451	(424)	27	736	(84)	652
TCCA fees(6)	(862)	—	(862)	(860)	—	(860)
Credit enhancement expense(7)	(336)	(75)	(411)	(335)	(55)	(390)
Change in expected credit enhancement recoveries(8)	(45)	134	89	(170)	42	(128)
Other expenses, net(9)	(218)	(52)	(270)	(411)	(124)	(535)
Income before federal income taxes	4,404	649	5,053	5,096	845	5,941
Provision for federal income taxes	(890)	(119)	(1,009)	(1,071)	(171)	(1,242)
Net income	$3,514	$530	$4,044	$4,025	$674	$4,699

	For the Nine Months Ended September 30,
	2024			2023
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Net interest income(1)	$18,101	$3,465	$21,566	$17,663	$3,378	$21,041
Fee and other income(2)	154	52	206	156	53	209
Net revenues	18,255	3,517	21,772	17,819	3,431	21,250
Investment gains (losses), net(3)	(48)	20	(28)	(35)	1	(34)
Fair value gains (losses), net(4)	930	49	979	1,368	35	1,403
Administrative expenses	(2,327)	(466)	(2,793)	(2,183)	(446)	(2,629)
Benefit (provision) for credit losses(5)	1,334	(827)	507	2,201	(415)	1,786
TCCA fees(6)	(2,581)	—	(2,581)	(2,571)	—	(2,571)
Credit enhancement expense(7)	(1,022)	(213)	(1,235)	(949)	(166)	(1,115)
Change in expected credit enhancement recoveries(8)	(134)	323	189	(298)	130	(168)
Other expenses, net(9)	(612)	(108)	(720)	(730)	(192)	(922)
Income before federal income taxes	13,795	2,295	16,090	14,622	2,378	17,000
Provision for federal income taxes	(2,819)	(423)	(3,242)	(3,071)	(464)	(3,535)
Net income	$10,976	$1,872	$12,848	$11,551	$1,914	$13,465
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

Fannie Mae (In conservatorship) Third Quarter 2024 Form 10-Q	100

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

	As of
	September 30, 2024			December 31, 2023
	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent(1)	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent(1)
Percentage of single-family conventional guaranty book of business based on UPB	0.96%	0.25%	0.54%	0.98%	0.24%	0.56%
Percentage of single-family conventional loans based on loan count	1.02	0.26	0.52	1.06	0.26	0.55

Fannie Mae (In conservatorship) Third Quarter 2024 Form 10-Q	101

Notes to Condensed Consolidated Financial Statements | Concentrations of Credit Risk

	As of
	September 30, 2024		December 31, 2023
	Percentage of Single-Family Conventional Guaranty Book of Business Based on UPB	Serious Delinquency Rate(1)	Percentage of Single-Family Conventional Guaranty Book of Business Based on UPB	Serious Delinquency Rate(1)
Estimated mark-to-market LTV ratio:
80.01% to 90%	5%	0.85%	5%	0.81%
90.01% to 100%	3	0.62	3	0.59
Greater than 100%	*	3.43	*	2.05
Geographical distribution:
California	19	0.39	19	0.42
Florida	6	0.68	6	0.73
Illinois	3	0.66	3	0.70
New York	4	0.80	5	0.92
Texas	7	0.69	7	0.64
All other states	61	0.48	60	0.52
Vintages:
2008 and prior	2	1.79	2	2.07
2009-2024	98	0.46	98	0.47
*    Represents less than 0.5% of single-family conventional guaranty book of business.
(1)Based on loan count, consists of single-family conventional loans that were 90 days or more past due or in the foreclosure process as of September 30, 2024 or December 31, 2023.
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

	As of
	September 30, 2024(1)		December 31, 2023(1)
	30 Days Delinquent	Seriously Delinquent(2)	30 Days Delinquent	Seriously Delinquent(2)
Percentage of multifamily guaranty book of business	0.12%	0.56%	0.10%	0.46%

	As of
	September 30, 2024		December 31, 2023
	Percentage of Multifamily Guaranty Book of Business(1)	Serious Delinquency Rate(2)(3)	Percentage of Multifamily Guaranty Book of Business(1)	Serious Delinquency Rate(2)(3)
Original LTV ratio:
Greater than 80%	1%	0.12%	1%	0.13%
Less than or equal to 80%	99	0.56	99	0.46
Current DSCR below 1.0(4)	6	5.59	4	7.04
(1)Calculated based on the aggregate unpaid principal balance of multifamily loans for each category divided by the aggregate unpaid principal balance of loans in our multifamily guaranty book of business.
(2)Consists of multifamily loans that were 60 days or more past due as of the dates indicated.

Fannie Mae (In conservatorship) Third Quarter 2024 Form 10-Q	102

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

	As of
	September 30, 2024		December 31, 2023
	Risk in Force	Percentage of Single-Family Conventional Guaranty Book of Business	Risk in Force	Percentage of Single-Family Conventional Guaranty Book of Business
	(Dollars in millions)
Mortgage insurance risk in force:
Primary mortgage insurance	$202,115		$200,023
Pool mortgage insurance	56		98
Total mortgage insurance risk in force	$202,171	6%	$200,121	6%
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

Fannie Mae (In conservatorship) Third Quarter 2024 Form 10-Q	103

Notes to Condensed Consolidated Financial Statements | Concentrations of Credit Risk
The table below displays our mortgage insurer counterparties that provided 10% or more of the risk in force mortgage insurance coverage on mortgage loans in our single-family conventional guaranty book of business.

	Percentage of Risk in Force Coverage by Mortgage Insurer
	As of
	September 30, 2024	December 31, 2023
Counterparty:(1)
Mortgage Guaranty Insurance Corp.	19%	19%
Radian Guaranty, Inc.	18	18
Arch Capital Group Ltd.	17	18
Enact Mortgage Insurance Corp.	17	16
Essent Guaranty, Inc.	16	16
National Mortgage Insurance Corp.	13	13
Others	*	*
Total	100%	100%
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
When we estimate the credit losses that are inherent in our mortgage loans and under the terms of our guaranty obligations, we also consider the recoveries that we expect to receive from primary mortgage insurance, as mortgage insurance recoveries reduce the severity of the loss associated with defaulted loans if the borrower defaults and title to the property is subsequently transferred. Mortgage insurance does not cover credit losses that result from a reduction in mortgage interest paid by the borrower in connection with a loan modification, forbearance of principal, or forbearance of scheduled loan payments. We evaluate the financial condition of our mortgage insurer counterparties and adjust the contractually due recovery amounts to ensure that expected credit losses as of the balance sheet date are included in our loss reserve estimate. As a result, if our assessment of one or more of our mortgage insurer counterparties’ ability to fulfill their respective obligations to us worsens, it could increase our loss reserves. As of September 30, 2024 and December 31, 2023, our estimated benefit from mortgage insurance, which is based on estimated credit losses as of period end, reduced our loss reserves by $878 million and $1.2 billion, respectively.
As of September 30, 2024 and December 31, 2023, we had outstanding receivables of $467 million and $471 million, respectively, recorded in “Other assets” in our condensed consolidated balance sheets related to amounts claimed on insured, defaulted loans excluding government-insured loans. As of September 30, 2024 and December 31, 2023, we assessed these outstanding receivables for collectability, and established a valuation allowance of $402 million and $417 million, respectively.
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

Fannie Mae (In conservatorship) Third Quarter 2024 Form 10-Q	104

Notes to Condensed Consolidated Financial Statements | Concentrations of Credit Risk
Our business with mortgage servicers is concentrated. The table below displays the percentage of our single-family conventional guaranty book of business serviced by our top five depository single-family mortgage servicers and top five non-depository single-family mortgage servicers (i.e., servicers that are not insured depository institutions) based on unpaid principal balance. There were no servicers that serviced 10% or more of our single-family guaranty book of business as of September 30, 2024 or December 31, 2023.

	Percentage of Single-Family Conventional Guaranty Book of Business
	As of
	September 30, 2024	December 31, 2023
Top five depository servicers	21%	22%
Top five non-depository servicers	29	27
Total	50%	49%
As of September 30, 2024, 43% of our single-family conventional guaranty book of business was serviced by depository servicers, and 57% of our single-family conventional guaranty book of business was serviced by non-depository servicers. As of December 31, 2023, 44% of our single-family conventional guaranty book of business was serviced by depository servicers, and 56% of our single-family conventional guaranty book of business was serviced by non-depository servicers.
The table below displays the percentage of our multifamily guaranty book of business serviced by our top five depository multifamily mortgage servicers and top five non-depository multifamily mortgage servicers. As of September 30, 2024, two servicers serviced 10% or more of our multifamily guaranty book of business, Walker & Dunlop, Inc. and Wells Fargo Bank, N.A. (together with its affiliates). As of September 30, 2024 and December 31, 2023, Walker & Dunlop, Inc. and Wells Fargo Bank, N.A. (together with its affiliates) serviced 13% and 10%, respectively, of our multifamily guaranty book of business based on unpaid principal balance. Walker & Dunlop, Inc. is a non-depository servicer and Wells Fargo Bank, N.A. is a depository servicer.

	Percentage of Multifamily Guaranty Book of Business
	As of
	September 30, 2024	December 31, 2023
Top five depository servicers	26%	27%
Top five non-depository servicers	44	44
Total	70%	71%
As of September 30, 2024 and December 31, 2023, 31% of our multifamily guaranty book of business was serviced by depository servicers and 69% of our multifamily guaranty book of business was serviced by non-depository servicers.
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

Fannie Mae (In conservatorship) Third Quarter 2024 Form 10-Q	105

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

	As of September 30, 2024
		Gross Amount Offset(1)	Net Amount Presented in our Condensed Consolidated Balance Sheets		Amounts Not Offset in our Condensed Consolidated Balance Sheets
	Gross Amount				Financial Instruments(2)	Collateral(3)	Net Amount
	(Dollars in millions)
Assets:
OTC risk management derivatives	$367	$(353)	$14		$—	$—	$14
Cleared risk management derivatives	—	120	120		—	—	120
Mortgage commitment derivatives	109	—	109		(55)	(1)	53
Total derivative assets	476	(233)	243	(4)	(55)	(1)	187
Securities purchased under agreements to resell(5)	56,915	—	56,915		—	(56,915)	—
Total assets	$57,391	$(233)	$57,158		$(55)	$(56,916)	$187
Liabilities:
OTC risk management derivatives	$(2,176)	$2,156	$(20)		$—	$—	$(20)
Cleared risk management derivatives	—	(2)	(2)		—	2	—
Mortgage commitment derivatives	(99)	—	(99)		55	31	(13)
Total liabilities	$(2,275)	$2,154	$(121)	(4)	$55	$33	$(33)

	As of December 31, 2023
		Gross Amount Offset(1)	Net Amount Presented in our Condensed Consolidated Balance Sheets		Amounts Not Offset in our Condensed Consolidated Balance Sheets
	Gross Amount				Financial Instruments(2)	Collateral(3)	Net Amount
	(Dollars in millions)
Assets:
OTC risk management derivatives	$328	$(294)	$34		$—	$—	$34
Cleared risk management derivatives	—	11	11		—	—	11
Mortgage commitment derivatives	112	—	112		(23)	(9)	80
Total derivative assets	440	(283)	157	(4)	(23)	(9)	125
Securities purchased under agreements to resell(5)	65,425	—	65,425		—	(65,425)	—
Total assets	$65,865	$(283)	$65,582		$(23)	$(65,434)	$125
Liabilities:
OTC risk management derivatives	$(3,223)	$3,203	$(20)		$—	$—	$(20)
Cleared risk management derivatives	—	(3)	(3)		—	3	—
Mortgage commitment derivatives	(104)	—	(104)		23	77	(4)
Total liabilities	$(3,327)	$3,200	$(127)	(4)	$23	$80	$(24)
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

Fannie Mae (In conservatorship) Third Quarter 2024 Form 10-Q	106

Notes to Condensed Consolidated Financial Statements | Netting Arrangements
(3)Represents collateral received that has not been recognized and not offset in our condensed consolidated balance sheets, as well as collateral posted which has been recognized but not offset in our condensed consolidated balance sheets. Does not include collateral held or posted in excess of our exposure. The fair value of non-cash collateral we pledged which the counterparty was permitted to sell or repledge was $2.5 billion and $2.2 billion as of September 30, 2024 and December 31, 2023, respectively. The fair value of non-cash collateral received was $57.0 billion and $65.5 billion, of which $44.9 billion and $55.4 billion could be sold or repledged as of September 30, 2024 and December 31, 2023, respectively. None of the underlying collateral was sold or repledged as of September 30, 2024 or December 31, 2023.
(4)Excludes derivative assets of $37 million and $45 million as of September 30, 2024 and December 31, 2023, respectively, and derivative liabilities of $11 million and $13 million as of September 30, 2024 and December 31, 2023, respectively, recognized in our condensed consolidated balance sheets, that were not subject to enforceable master netting arrangements.
(5)Includes $24.7 billion and $21.8 billion in securities purchased under agreements to resell classified as “Cash and cash equivalents” in our condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023, respectively. Includes $14.1 billion and $12.9 billion in securities purchased under agreements to resell classified as “Restricted cash and cash equivalents” in our condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023, respectively.
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
We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. See “Note 16, Fair Value” in our 2023 Form 10-K for information on the valuation control processes and the valuation techniques we use for fair value measurement and disclosure as well as our basis for classifying these measurements as Level 1, Level 2 or Level 3 of the valuation hierarchy in more specific situations. If the inputs used to measure assets or liabilities at fair value change, it may also result in a change in classification between Levels 1, 2, and 3. We made no material changes to the valuation control processes or the valuation techniques for the nine months ended September 30, 2024.

Fannie Mae (In conservatorship) Third Quarter 2024 Form 10-Q	107

Notes to Condensed Consolidated Financial Statements | Fair Value
Recurring Changes in Fair Value
The following tables display our assets and liabilities measured in our condensed consolidated balance sheets at fair value on a recurring basis subsequent to initial recognition, including instruments for which we have elected the fair value option.

	Fair Value Measurements as of September 30, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Recurring fair value measurements:
Assets:
Trading securities:
Mortgage-related	$—	$1,163	$35	$—	$1,198
Non-mortgage-related(2)	60,080	20	—	—	60,100
Total trading securities	60,080	1,183	35	—	61,298
Available-for-sale securities:
Agency(3)	—	39	313	—	352
Other mortgage-related	—	5	135	—	140
Total available-for-sale securities	—	44	448	—	492
Mortgage loans	—	2,825	430	—	3,255
Derivative assets	—	422	91	(233)	280
Total assets at fair value	$60,080	$4,474	$1,004	$(233)	$65,325

Liabilities:
Long-term debt:
Of Fannie Mae	$—	$167	$284	$—	$451
Of consolidated trusts	—	13,127	110	—	13,237
Total long-term debt	—	13,294	394	—	13,688
Derivative liabilities	—	2,275	11	(2,154)	132
Total liabilities at fair value	$—	$15,569	$405	$(2,154)	$13,820

	Fair Value Measurements as of December 31, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Recurring fair value measurements:
Assets:
Trading securities:
Mortgage-related	$—	$4,744	$26	$—	$4,770
Non-mortgage-related(2)	47,764	18	—	—	47,782
Total trading securities	47,764	4,762	26	—	52,552
Available-for-sale securities:
Agency(3)	—	46	331	—	377
Other mortgage-related	—	4	183	—	187
Total available-for-sale securities	—	50	514	—	564
Mortgage loans	—	2,838	477	—	3,315
Derivative assets	—	395	90	(283)	202
Total assets at fair value	$47,764	$8,045	$1,107	$(283)	$56,633

Liabilities:
Long-term debt:
Of Fannie Mae	$—	$493	$268	$—	$761
Of consolidated trusts	—	14,226	117	—	14,343
Total long-term debt	—	14,719	385	—	15,104
Derivative liabilities	—	3,327	13	(3,200)	140
Total liabilities at fair value	$—	$18,046	$398	$(3,200)	$15,244

Fannie Mae (In conservatorship) Third Quarter 2024 Form 10-Q	108

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

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Three Months Ended September 30, 2024
		Total Gains (Losses) (Realized/Unrealized)										Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2024(4)(5)	Net Unrealized Gains (Losses) Included in OCI Related to Assets and Liabilities Still Held as of September 30, 2024(1)
	Balance, June 30, 2024	Included in Net Income		Included in Total OCI (Loss)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3	Transfers into Level 3	Balance, September 30, 2024
	(Dollars in millions)
Trading securities:
Mortgage-related	$32	$2	(5)(6)	$—	$—	$—	$—	$—	$(2)	$3	$35	$2	$—

Available-for-sale securities:
Agency	$315	$1		$6	$—	$—	$—	$(9)	$—	$—	$313	$—	$4
Other mortgage-related	146	(1)		—	—	—	—	(10)	—	—	135	—	1
Total available-for-sale securities	$461	$—	(6)(7)	$6	$—	$—	$—	$(19)	$—	$—	$448	$—	$5

Mortgage loans	$425	$18	(5)(6)	$—	$—	$—	$—	$(14)	$(8)	$9	$430	$9	$—

Net derivatives	94	(19)	(5)	—	—	—	—	5	—	—	80	(14)	—

Long-term debt:
Of Fannie Mae	$(270)	$(14)	(5)	$—	$—	$—	$—	$—	$—	$—	$(284)	$(14)	$—
Of consolidated trusts	(110)	(4)	(5)(6)	—	—	—	—	5	—	(1)	(110)	(3)	—
Total long-term debt	$(380)	$(18)		$—	$—	$—	$—	$5	$—	$(1)	$(394)	$(17)	$—

Fannie Mae (In conservatorship) Third Quarter 2024 Form 10-Q	109

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Nine Months Ended September 30, 2024
		Total Gains (Losses) (Realized/Unrealized)										Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2024(4)(5)	Net Unrealized Gains (Losses) Included in OCI Related to Assets and Liabilities Still Held as of September 30, 2024(1)
	Balance, December 31, 2023	Included in Net Income		Included in Total OCI (Loss)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3	Transfers into Level 3	Balance, September 30, 2024
	(Dollars in millions)
Trading securities:
Mortgage-related	$26	$1	(5)(6)	$—	$—	$—	$—	$—	$(5)	$13	$35	$1	$—

Available-for-sale securities:
Agency	$331	$1		$6	$—	$—	$—	$(25)	$—	$—	$313	$—	$5
Other mortgage-related	183	1		1	—	—	—	(49)	(1)	—	135	—	1
Total available-for-sale securities	$514	$2	(6)(7)	$7	$—	$—	$—	$(74)	$(1)	$—	$448	$—	$6

Mortgage loans	$477	$15	(5)(6)	$—	$—	$(6)	$—	$(47)	$(47)	$38	$430	$8	$—

Net derivatives	77	(31)	(5)	—	—	—	—	34	—	—	80	3	—

Long-term debt:
Of Fannie Mae	$(268)	$(16)	(5)	$—	$—	$—	$—	$—	$—	$—	$(284)	$(16)	$—
Of consolidated trusts	(117)	(5)	(5)(6)	—	—	—	—	12	1	(1)	(110)	(5)	—
Total long-term debt	$(385)	$(21)		$—	$—	$—	$—	$12	$1	$(1)	$(394)	$(21)	$—

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Three Months Ended September 30, 2023
		Total Gains (Losses) (Realized/Unrealized)										Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2023(4)(5)	Net Unrealized Gains (Losses) Included in OCI Related to Assets and Liabilities Still Held as of September 30, 2023(1)
	Balance, June 30, 2023	Included in Net Income		Included in Total OCI (Loss)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3	Transfers into Level 3	Balance, September 30, 2023
	(Dollars in millions)
Trading securities:
Mortgage-related	$28	$(4)	(5)(6)	$—	$—	$—	$—	$—	$(4)	$4	$24	$(4)	$—
Available-for-sale securities:
Agency	$356	$—		$(19)	$—	$—	$—	$(8)	$(117)	$—	$212	$—	$(12)
Other mortgage-related	235	1		—	—	—	—	(34)	—	1	203	—	—
Total available-for-sale securities	$591	$1	(6)(7)	$(19)	$—	$—	$—	$(42)	$(117)	$1	$415	$—	$(12)

Mortgage loans	$510	$(2)	(5)(6)	$—	$—	$—	$—	$(19)	$(15)	$17	$491	$(4)	$—

Net derivatives	12	28	(5)	—	—	—	—	(1)	—	—	39	26	—

Long-term debt:
Of Fannie Mae	$(256)	$16	(5)	$—	$—	$—	$—	$—	$—	$—	$(240)	$16	$—
Of consolidated trusts	(125)	1	(5)(6)	—	—	—	—	4	52	(1)	(69)	—	—
Total long-term debt	$(381)	$17		$—	$—	$—	$—	$4	$52	$(1)	$(309)	$16	$—

Fannie Mae (In conservatorship) Third Quarter 2024 Form 10-Q	110

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Nine Months Ended September 30, 2023
		Total Gains (Losses) (Realized/Unrealized)										Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2023(4)(5)	Net Unrealized Gains (Losses) Included in OCI Related to Assets and Liabilities Still Held as of September 30, 2023(1)
	Balance, December 31, 2022	Included in Net Income		Included in Total OCI (Loss)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3	Transfers into Level 3	Balance, September 30, 2023
	(Dollars in millions)
Trading securities:
Mortgage-related	$47	$(12)	(5)(6)	$—	$—	$—	$—	$—	$(15)	$4	$24	$(9)	$—

Available-for-sale securities:
Agency	$371	$1		$(18)	$—	$—	$—	$(25)	$(117)	$—	$212	$—	$(10)
Other mortgage-related	263	6		5	—	—	—	(72)	(1)	2	203	—	4
Total available-for-sale securities	$634	$7	(6)(7)	$(13)	$—	$—	$—	$(97)	$(118)	$2	$415	$—	$(6)

Mortgage loans	$543	$1	(5)(6)	$—	$—	$—	$—	$(64)	$(30)	$41	$491	$(4)	$—

Net derivatives	(37)	60	(5)	—	—	—	—	16	—	—	39	76	—

Long-term debt:
Of Fannie Mae	$(242)	$2	(5)	$—	$—	$—	$—	$—	$—	$—	$(240)	$2	$—
Of consolidated trusts	(136)	1	(5)(6)	—	—	—	—	15	52	(1)	(69)	1	—
Total long-term debt	$(378)	$3		$—	$—	$—	$—	$15	$52	$(1)	$(309)	$3	$—
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
(7)Gains (losses) are included in “Investment gains (losses), net” in our condensed consolidated statements of operations and comprehensive income.

Fannie Mae (In conservatorship) Third Quarter 2024 Form 10-Q	111

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

	Fair Value Measurements as of September 30, 2024
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)(2)
	(Dollars in millions)
Recurring fair value measurements:
Trading securities:
Mortgage-related(3)	$35	Various

Available-for-sale securities:
Agency(3)	313	Consensus
Other mortgage-related	46	Discounted Cash Flow	Spreads (bps)	478.0	-	508.0	492.0
	1	Single Vendor
	88	Various
Total other mortgage-related	135
Total available-for-sale securities	$448

Net derivatives	$54	Dealer Mark
	26	Discounted Cash Flow
Total net derivatives	$80

	Fair Value Measurements as of December 31, 2023
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)(2)
	(Dollars in millions)
Recurring fair value measurements:
Trading securities:
Mortgage-related(3)	$26	Various

Available-for-sale securities:
Agency(3)	331	Consensus
Other mortgage-related	74	Discounted Cash Flow	Spreads (bps)	530.0	-	560.0	544.8
	9	Single Vendor
	100	Various
Total other mortgage-related	183
Total available-for-sale securities	$514

Net derivatives	$45	Dealer Mark
	32	Discounted Cash Flow
Total net derivatives	$77
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
(3)Includes Fannie Mae and Freddie Mac securities.
In our condensed consolidated balance sheets, certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when we evaluate loans for impairment). We held no Level 1 assets or liabilities that were measured at fair value on a nonrecurring basis as of September 30, 2024 or December 31, 2023. We held $134 million and $42 million in Level 2 assets as of September 30, 2024 and December 31, 2023, respectively, composed of mortgage loans held for sale that were impaired. We held no Level 2 or Level 3 liabilities that were measured at fair value on a nonrecurring basis as of September 30, 2024 or December 31, 2023.

Fannie Mae (In conservatorship) Third Quarter 2024 Form 10-Q	112

Notes to Condensed Consolidated Financial Statements | Fair Value
The following table displays valuation techniques for our Level 3 assets measured at fair value on a nonrecurring basis.

		Fair Value Measurements as of
	Valuation Techniques	September 30, 2024	December 31, 2023
		(Dollars in millions)
Nonrecurring fair value measurements:
Mortgage loans:(1)
Mortgage loans held for sale, at lower of cost or fair value	Consensus	$655	$1,994

Single-family mortgage loans held for investment, at amortized cost	Internal Model	328	407

Multifamily mortgage loans held for investment, at amortized cost	Appraisal	214	33
	Broker Price Opinion	889	769
	Internal Model	142	218
Total multifamily mortgage loans held for investment, at amortized cost		1,245	1,020
Acquired property, net:
Single-family	Accepted Offer	28	23
	Appraisal	56	43
	Internal Model	254	230
	Walk Forward	65	75
	Various	9	19
Total single-family		412	390
Multifamily	Various	49	182
Total nonrecurring assets at fair value		$2,689	$3,993
(1)When we measure impairment, including recoveries, based on the fair value of the loan or the underlying collateral and impairment is recorded on any component of the mortgage loan, including accrued interest receivable and amounts due from the borrower for advances of taxes and insurance, we present the entire fair value measurement amount with the corresponding mortgage loan.

Fannie Mae (In conservatorship) Third Quarter 2024 Form 10-Q	113

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

	As of September 30, 2024
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment	Estimated Fair Value
	(Dollars in millions)
Financial assets:
Cash and cash equivalents, including restricted cash and cash equivalents	$76,772	$37,922	$38,850	$—	$—	$76,772
Securities purchased under agreements to resell	18,065	—	18,065	—	—	18,065
Trading securities	61,298	60,080	1,183	35	—	61,298
Available-for-sale securities	492	—	44	448	—	492
Mortgage loans held for sale	1,278	—	565	791	—	1,356
Mortgage loans held for investment, net of allowance for loan losses	4,137,380	—	3,645,412	131,457	—	3,776,869
Advances to lenders	2,595	—	2,595	—	—	2,595
Derivative assets at fair value	280	—	422	91	(233)	280
Guaranty assets and buy-ups	66	—	—	170	—	170
Total financial assets	$4,298,226	$98,002	$3,707,136	$132,992	$(233)	$3,937,897

Financial liabilities:
Short-term debt:
Of Fannie Mae	$11,419	$—	$11,424	$—	$—	$11,424
Long-term debt:
Of Fannie Mae	110,296	—	111,915	630	—	112,545
Of consolidated trusts	4,096,063	—	3,712,964	278	—	3,713,242
Derivative liabilities at fair value	132	—	2,275	11	(2,154)	132
Guaranty obligations	72	—	—	61	—	61
Total financial liabilities	$4,217,982	$—	$3,838,578	$980	$(2,154)	$3,837,404

Fannie Mae (In conservatorship) Third Quarter 2024 Form 10-Q	114

Notes to Condensed Consolidated Financial Statements | Fair Value

	As of December 31, 2023
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment	Estimated Fair Value
	(Dollars in millions)
Financial assets:
Cash and cash equivalents, including restricted cash and cash equivalents	$68,706	$33,981	$34,725	$—	$—	$68,706
Securities purchased under agreements to resell	30,700	—	30,700	—	—	30,700
Trading securities	52,552	47,764	4,762	26	—	52,552
Available-for-sale securities	564	—	50	514	—	564
Mortgage loans held for sale	2,149	—	93	2,196	—	2,289
Mortgage loans held for investment, net of allowance for loan losses	4,133,482	—	3,571,555	130,022	—	3,701,577
Advances to lenders	1,389	—	1,389	—	—	1,389
Derivative assets at fair value	202	—	395	90	(283)	202
Guaranty assets and buy-ups	73	—	—	155	—	155
Total financial assets	$4,289,817	$81,745	$3,643,669	$133,003	$(283)	$3,858,134

Financial liabilities:
Short-term debt:
Of Fannie Mae	$17,314	$—	$17,317	$—	$—	$17,317
Long-term debt:
Of Fannie Mae	106,751	—	106,701	605	—	107,306
Of consolidated trusts	4,098,653	—	3,633,157	293	—	3,633,450
Derivative liabilities at fair value	140	—	3,327	13	(3,200)	140
Guaranty obligations	79	—	—	65	—	65
Total financial liabilities	$4,222,937	$—	$3,760,502	$976	$(3,200)	$3,758,278
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

Fannie Mae (In conservatorship) Third Quarter 2024 Form 10-Q	115

Notes to Condensed Consolidated Financial Statements | Fair Value
The following table displays the fair value and unpaid principal balance of the financial instruments for which we have elected the fair value option.

	As of
	September 30, 2024			December 31, 2023
	Loans(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts	Loans(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts
	(Dollars in millions)
Fair value	$3,255	$451	$13,237	$3,315	$761	$14,343
Unpaid principal balance	3,341	412	13,126	3,442	731	14,383
(1)Includes nonaccrual loans with a fair value of $30 million and $32 million as of September 30, 2024 and December 31, 2023, respectively. Includes loans that are 90 days or more past due with a fair value of $25 million and $31 million as of September 30, 2024 and December 31, 2023, respectively.
Changes in Fair Value under the Fair Value Option Election
We recorded gains of $134 million and $87 million for the three and nine months ended September 30, 2024, respectively, and losses of $117 million and $95 million for the three and nine months ended September 30, 2023, respectively, from changes in the fair value of loans recorded at fair value in “Fair value gains (losses), net” in our condensed consolidated statements of operations and comprehensive income.
We recorded losses of $471 million and $343 million for the three and nine months ended September 30, 2024, respectively, and gains of $406 million and $356 million for the three and nine months ended September 30, 2023, respectively, from changes in the fair value of long-term debt recorded at fair value in “Fair value gains (losses), net” in our condensed consolidated statements of operations and comprehensive income.
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

Fannie Mae (In conservatorship) Third Quarter 2024 Form 10-Q	116

Notes to Condensed Consolidated Financial Statements | Commitments and Contingencies

of Columbia. The lawsuits challenge the August 2012 amendment to each company’s senior preferred stock purchase agreement with Treasury.
Plaintiffs in these lawsuits allege that the net worth sweep dividend provisions of the senior preferred stock that were implemented pursuant to the August 2012 amendments nullified certain of the stockholders’ rights and caused them harm. Plaintiffs in the class action represent a class of Fannie Mae preferred stockholders and classes of Freddie Mac common and preferred stockholders. The cases were tried before a jury at a trial that commenced on July 24, 2023. On August 14, 2023, the jury returned a verdict for the plaintiffs and awarded damages of $299.4 million to Fannie Mae preferred stockholders. On October 24, 2023, the court held that these stockholders were entitled to receive prejudgment interest on the damage award. On March 20, 2024, the court entered final judgment and set the amount of prejudgment interest owed by Fannie Mae at $199.7 million. On April 17, 2024, the defendants filed a motion for judgment as a matter of law, which has been fully briefed. The parties will have 30 days to appeal following the court’s decision on the motion. Until the motion and any subsequent appeals are resolved and any final judgment amount has been paid, post-judgment interest on the damages and prejudgment interest awards will accrue at a rate of 5.01%, starting on March 20, 2024, to be computed daily and compounded annually. We recognized $495 million in 2023 related to the jury verdict and estimated prejudgment interest through December 31, 2023 in “Other expenses, net.” We recognized an additional $6 million and $17 million of expense for the three and nine months ended September 30, 2024, respectively, related to the prejudgment and/or post-judgment interest.
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

Capital Metrics under the Enterprise Regulatory Capital Framework as of September 30, 2024(1)
(Dollars in billions)
Adjusted total assets	$4,446
Risk-weighted assets	1,331

	Amounts			Ratios
	Available Capital (Deficit)	Minimum Capital Requirement	Total Capital Requirement (including Buffers)(2)	Available Capital (Deficit) Ratio	Minimum Capital Ratio Requirement	Total Capital Requirement Ratio (including Buffers)(2)
Risk-based capital:
Total capital (statutory)	$(23)	$106	$106	(1.7)%	8.0%	8.0%
Common equity tier 1 capital	(60)	60	141	(4.5)	4.5	10.6
Tier 1 capital	(41)	80	161	(3.1)	6.0	12.1
Adjusted total capital	(41)	106	187	(3.1)	8.0	14.0
Leverage capital:
Core capital (statutory)	(30)	111	111	(0.7)	2.5	2.5
Tier 1 capital	(41)	111	135	(0.9)	2.5	3.0

Fannie Mae (In conservatorship) Third Quarter 2024 Form 10-Q	117

Notes to Condensed Consolidated Financial Statements | Regulatory Capital Requirements

Capital Metrics under the Enterprise Regulatory Capital Framework as of December 31, 2023(1)
(Dollars in billions)
Adjusted total assets	$4,552
Risk-weighted assets	1,357

	Amounts			Ratios
	Available Capital (Deficit)	Minimum Capital Requirement	Total Capital Requirement (including Buffers)(2)	Available Capital (Deficit) Ratio	Minimum Capital Ratio Requirement	Total Capital Requirement Ratio (including Buffers)(2)
Risk-based capital:
Total capital (statutory)	$(34)	$109	$109	(2.5)%	8.0%	8.0%
Common equity tier 1 capital	(74)	61	140	(5.5)	4.5	10.3
Tier 1 capital	(55)	81	160	(4.1)	6.0	11.8
Adjusted total capital	(55)	109	188	(4.1)	8.0	13.9
Leverage capital:
Core capital (statutory)	(43)	114	114	(0.9)	2.5	2.5
Tier 1 capital	(55)	114	137	(1.2)	2.5	3.0
(1)Ratios are calculated as a percentage of risk-weighted assets for risk-based capital metrics and as a percentage of adjusted total assets for leverage capital metrics.
(2)Prescribed capital conservation buffer amount, or PCCBA, for risk-based capital and prescribed leverage buffer amount, or PLBA, for leverage capital.

Fannie Mae (In conservatorship) Third Quarter 2024 Form 10-Q	118

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
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures in effect as of September 30, 2024, the end of the period covered by this report. As a result of management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of September 30, 2024, or as of the date of filing this report.
Our disclosure controls and procedures were not effective as of September 30, 2024, or as of the date of filing this report because they did not adequately ensure the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws. As a result, we were not able to rely upon the disclosure controls and procedures that were in place as of September 30, 2024, or as of the date of this filing, and we continue to have a material weakness in our internal control over financial reporting. This material weakness is described in more detail below under “Description of Material Weakness.” Based on discussions with FHFA and the structural nature of this material weakness, we do not expect to remediate this material weakness while we are under conservatorship.
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
Management has determined that we continued to have the following material weakness as of September 30, 2024, and as of the date of filing this report:
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

Fannie Mae Third Quarter 2024 Form 10-Q	119

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
Due to these circumstances, we have not been able to update our disclosure controls and procedures in a manner that adequately ensures the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws, including disclosures affecting our condensed consolidated financial statements. As a result, we did not maintain effective controls and procedures designed to ensure complete and accurate disclosure as required by GAAP as of September 30, 2024, or as of the date of filing this report. Based on discussions with FHFA and the structural nature of this weakness, we do not expect to remediate this material weakness while we are under conservatorship.
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
•FHFA personnel, including senior officials, have reviewed our SEC filings prior to filing, including this quarterly report on Form 10-Q for the quarter ended September 30, 2024 (“Third Quarter 2024 Form 10-Q”), and engaged in discussions regarding issues associated with the information contained in those filings. Prior to filing our Third Quarter 2024 Form 10-Q, FHFA provided Fannie Mae management with written acknowledgment that it had reviewed the Third Quarter 2024 Form 10-Q, and it was not aware of any material misstatements or omissions in the Third Quarter 2024 Form 10-Q and had no objection to our filing the Third Quarter 2024 Form 10-Q.
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
Changes in Internal Control Over Financial Reporting
Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting from July 1, 2024 through September 30, 2024 that management believes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
In the ordinary course of business, we review our system of internal control over financial reporting and make changes that we believe will improve these controls and increase efficiency, while continuing to ensure that we maintain effective internal controls. Changes may include implementing new, more efficient systems, automating manual processes, and updating existing systems.

Fannie Mae Third Quarter 2024 Form 10-Q	120

Other Information

PART II—OTHER INFORMATION
Item 1.  Legal Proceedings
The information in this item supplements and updates information regarding certain legal proceedings set forth in “Legal Proceedings” in our 2023 Form 10-K, our First Quarter 2024 Form 10-Q and our Second Quarter 2024 Form 10-Q. We also provide information regarding material legal proceedings in “Note 14, Commitments and Contingencies,” which is incorporated herein by reference. In addition to the matters specifically described or incorporated by reference in this item, we are involved in legal and regulatory proceedings that arise in the ordinary course of business that we do not expect will have a material impact on our business or financial condition. However, litigation claims and proceedings of all types are subject to many factors and their outcome and effect on our business and financial condition generally cannot be predicted accurately.
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
Senior Preferred Stock Purchase Agreements Litigation
Since June 2013, preferred and common stockholders of Fannie Mae and Freddie Mac filed lawsuits in multiple federal courts against one or more of the United States, Treasury and FHFA, challenging actions taken by the defendants relating to the Fannie Mae and Freddie Mac senior preferred stock purchase agreements and the conservatorships of Fannie Mae and Freddie Mac. Some of these lawsuits also contain claims against Fannie Mae and Freddie Mac. The legal claims being advanced by one or more of these lawsuits include challenges to the net worth sweep dividend provisions of the senior preferred stock that were implemented pursuant to August 2012 amendments to the agreements, the payment of dividends to Treasury under the net worth sweep dividend provisions, and FHFA’s decision to require Fannie Mae and Freddie Mac to draw funds from Treasury to pay dividends to Treasury prior to the August 2012 amendments. The plaintiffs seek various forms of equitable and injunctive relief as well as damages. The cases that remain pending after June 30, 2024 are as follows:
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

Fannie Mae Third Quarter 2024 Form 10-Q	121

Other Information

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
The risks we face could materially adversely affect our business, results of operations, financial condition, liquidity and net worth, and could cause our actual results to differ materially from our past results or the results contemplated by any forward-looking statements we make. We believe the risks described in the sections of this report and our 2023 Form 10-K referenced above are the most significant we face; however, these are not the only risks we face. We face additional risks and uncertainties not currently known to us or that we currently believe are immaterial.
We have experienced financial losses due to mortgage fraud and could experience additional financial losses due to mortgage fraud.
We use a process of delegated underwriting in which lenders make specific representations and warranties about the characteristics of the mortgage loans we purchase and securitize. As a result, we do not independently verify most borrower information that is provided to us. This exposes us to the risk that one or more of the parties involved in a transaction (such as the borrower, borrower’s attorney, sponsor, seller, broker, appraiser, property inspector, title agent, lender or servicer) will engage in fraud by misrepresenting facts about a mortgage loan. Similarly, we rely on delegated servicing of loans and use of a variety of external resources to assist in asset management functions, including managing our REO inventory. We have experienced financial losses resulting from mortgage fraud, including institutional fraud perpetrated by counterparties. In the future, we may experience additional financial losses as a result of mortgage fraud.
We have discovered instances of multifamily lending transactions in which one or more of the parties involved engaged in mortgage fraud or possible mortgage fraud, and we continue to investigate additional multifamily lending transactions in which we suspect fraud may have occurred. Certain gaps have been identified in our processes for managing multifamily loan origination fraud risk and for overseeing our multifamily seller/servicer counterparties. See “MD&A—Multifamily Business—Multifamily Mortgage Credit Risk Management—Multifamily Guaranty Book Diversification and Monitoring” for a discussion of actions we are taking to improve our processes that are intended to reduce the risk we face from fraudulent practices. Until we complete our work to improve our processes for managing multifamily loan origination fraud risk and oversight of multifamily seller/servicer counterparties, we may face a higher risk that we will be unable to detect or prevent fraudulent multifamily lending transactions, which could negatively affect our financial results and condition. Moreover, even when we have completed these process improvements, our mortgage fraud risk mitigation measures will not eliminate our exposure to this risk and we may still experience additional financial losses as a result of mortgage fraud.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Common Stock
Our common stock is traded in the over-the-counter market and quoted on the OTCQB, operated by OTC Markets Group Inc., under the ticker symbol “FNMA.”
Recent Sales of Unregistered Equity Securities
Under the terms of our senior preferred stock purchase agreement with Treasury, we are prohibited from selling or issuing our equity interests without the prior written consent of Treasury except under limited circumstances, which are described in “Business—Conservatorship and Treasury Agreements—Treasury Agreements—Covenants” in our 2023 Form 10-K. During the quarter ended September 30, 2024, we did not sell any equity securities.
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

Fannie Mae Third Quarter 2024 Form 10-Q	122

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
Our Purchases of Equity Securities
We did not repurchase any of our equity securities during the third quarter of 2024.
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

Fannie Mae Third Quarter 2024 Form 10-Q	123

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
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
None.
Item 5.  Other Information
Trading Arrangements
During the quarter ended September 30, 2024, no Fannie Mae director or officer (as that term is defined by the SEC in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement for transactions in Fannie Mae securities.

Fannie Mae Third Quarter 2024 Form 10-Q	124

Other Information

Item 6.  Exhibits
The exhibits listed below are being filed or furnished with or incorporated by reference into this report.

Item	Description
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

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101. INS	Inline XBRL Instance Document* - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101. SCH	Inline XBRL Taxonomy Extension Schema*
101. CAL	Inline XBRL Taxonomy Extension Calculation*
101. DEF	Inline XBRL Taxonomy Extension Definition*
101. LAB	Inline XBRL Taxonomy Extension Label*
101. PRE	Inline XBRL Taxonomy Extension Presentation*
104	Cover Page Interactive Data File* (embedded within the Inline XBRL document)
*    The financial information contained in these Inline XBRL documents is unaudited.

Fannie Mae Third Quarter 2024 Form 10-Q	125

Signatures

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal National Mortgage Association

By:	/s/ Priscilla Almodovar
Priscilla Almodovar President and Chief Executive Officer
Date: October 31, 2024

By:	/s/ Chryssa C. Halley
Chryssa C. Halley Executive Vice President and Chief Financial Officer
Date: October 31, 2024

Fannie Mae Third Quarter 2024 Form 10-Q	126