Form 10-K
period 2024-12-31
FEDERAL NATIONAL MORTGAGE ASSOCIATION FANNIE MAE
filed 2025-02-14
CIK 310522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
June 28, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $1.7 billion.
As of February 1, 2025, there were 1,158,087,567 shares of common stock of the registrant outstanding.

Fannie Mae 2024 Form 10-K	i

Table of Contents
		Page
PART I
Item 1.	Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	1
	About Fannie Mae . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	1
	Financial Results Summary . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	2
	Business Segments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	3
	Competition . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	5
	Mortgage Securitizations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	5
	Human Capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	6
	Conservatorship and Treasury Agreements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	7
	Legislation and Regulation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	12
	Where You Can Find Additional Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	20
	Forward-Looking Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	20
Item 1A.	Risk Factors . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	23
	Risk Factors Summary . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	23
	GSE and Conservatorship Risk . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	25
	Credit Risk . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	31
	Operational and Model Risk . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	37
	Liquidity Risk . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	41
	Market and Industry Risk . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	42
	Legal and Regulatory Risk . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	44
	General Risk . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	46
Item 1B.	Unresolved Staff Comments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	46
Item 1C.	Cybersecurity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	46
Item 2.	Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	49
Item 3.	Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	49
Item 4.	Mine Safety Disclosures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	50
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	51
Item 6.	[Reserved] . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	52
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations . . . . . . . . . . . . . . .	53
	Key Market Economic Indicators . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	53
	Consolidated Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	57
	Consolidated Balance Sheet Analysis . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	68
	Retained Mortgage Portfolio . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	69
	Guaranty Book of Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	71
	Business Segment Financial Results . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	72
	Single-Family Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	75
	Single-Family Primary Business Activities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	75
	Single-Family Lenders and Investors . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	76
	Single-Family Competition . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	76
	Single-Family Mortgage Market . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	77
	Single-Family Mortgage-Related Securities Issuances Share . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	78
	Single-Family Business Metrics . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	78
	Single-Family Mortgage Credit Risk Management . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	80

Fannie Mae 2024 Form 10-K	ii

	Multifamily Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	99
	Multifamily Primary Business Activities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	99
	Multifamily Lenders and Investors . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	102
	Multifamily Competition . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	102
	Multifamily Mortgage Market . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	103
	Multifamily Mortgage Acquisition Share . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	104
	Multifamily Business Metrics . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	105
	Multifamily Mortgage Credit Risk Management . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	107
	Consolidated Credit Ratios and Select Credit Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	116
	Liquidity and Capital Management . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	117
	Risk Management . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	127
	Overview . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	127
	Credit Risk Management Overview . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	129
	Mortgage Credit Risk Management . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	129
	Institutional Counterparty Credit Risk Management . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	129
	Climate and Natural Disaster Risk Management . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	138
	Market Risk Management, including Interest-Rate Risk Management . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	139
	Liquidity Risk Management . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	144
	Operational Risk Management . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	144
	Model Risk Management . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	144
	Critical Accounting Estimates . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	145
	Impact of Future Adoption of New Accounting Guidance . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	149
	Glossary of Terms Used in This Report . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	150
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	152
Item 8.	Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	152
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure . . . . . . . . . . . . . . .	152
Item 9A.	Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	153
Item 9B.	Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	158
Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	158
PART III
Item 10.	Directors, Executive Officers and Corporate Governance . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	158
	Directors . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	158
	Corporate Governance . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	166
	Report of the Audit Committee of the Board of Directors . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	172
	Executive Officers . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	174
Item 11.	Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	177
	Compensation Discussion and Analysis . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	177
	Compensation Committee Report . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	192
	Compensation Risk Assessment . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	192
	Compensation Tables and Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	194
	Director Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	200
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters . . . . .	202
Item 13.	Certain Relationships and Related Transactions, and Director Independence . . . . . . . . . . . . . . . . . . . . . . . . . .	203
	Policies and Procedures Relating to Transactions with Related Persons . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	203
	Transactions with Related Persons . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	205
	Director Independence . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	206
Item 14.	Principal Accounting Fees and Services . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	207

Fannie Mae 2024 Form 10-K	iii

PART IV
Item 15.	Exhibits, Financial Statement Schedules . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	209
Item 16.	Form 10-K Summary . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	212
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .		F-1

Fannie Mae 2024 Form 10-K	1

Business | About Fannie Mae
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
Item 1.  Business
About Fannie Mae

Fannie Mae is a leading source of financing for residential mortgages in the United States. We provided $381 billion in liquidity to the mortgage market in 2024, which enabled the financing of approximately 1.4 million home purchases, refinancings, and rental units.
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
Because we assume the credit risk for mortgage loans in our MBS, our earnings are impacted by the credit performance of these loans. Credit risk management is therefore key to our business model and financial results. To help manage our mortgage credit risk exposure, and in response to capital and other requirements, we transfer some of our credit risk exposure to third parties through credit risk transfer transactions and mortgage insurance. For a discussion of how we manage credit risk, see “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management” and
“MD&A—Multifamily Business—Multifamily Mortgage Credit Risk Management.”
We support both single-family and multifamily housing. Our Single-Family business provides financing for properties that have four or fewer residential units. Our Multifamily business provides financing for residential buildings with five or more units. As of September 30, 2024 (the latest date for which information is available), Fannie Mae owned or guaranteed an estimated 26% of single-family mortgage debt outstanding and an estimated 21% of multifamily mortgage debt outstanding in the United States.
For information on how we help make access to housing in the United States more attainable, affordable, and stable for low- and moderate-income borrowers and renters, see our 2023 Annual Housing Activities Report, which is available on our website.
We have been in conservatorship since 2008. The Federal Housing Finance Agency (“FHFA”) is our conservator. During conservatorship, our Board has no fiduciary duties to the company or its stockholders, as they owe their fiduciary duties of care and loyalty solely to FHFA as conservator. Conservatorship and our agreements with the U.S. Department of the
Treasury (“Treasury”) significantly restrict our business activities and stockholder rights. For more information about the impact of conservatorship and these agreements on our business, stockholders, and our uncertain future, see
“Conservatorship and Treasury Agreements” and “Risk Factors—GSE and Conservatorship Risk.”

Fannie Mae 2024 Form 10-K	2

Business | Financial Results Summary
Financial Results Summary

Please read this summary together with our MD&A, our consolidated financial statements as of December 31, 2024 and the accompanying notes.
2024 vs. 2023
•Net revenues of $29.1 billion in 2024 were relatively flat compared with 2023 net revenues of $29.0 billion. Net revenues consist of net interest income and fee and other income.
•Non-interest expense of $9.8 billion in 2024 stayed relatively flat with 2023 expenses of $10.0 billion.
•Net income of $17.0 billion was down slightly in 2024 compared with net income of $17.4 billion in 2023. This was primarily driven by a decrease in benefit for credit losses.
In 2024, we continued to realize a benefit for credit losses, which represents a $938 million single-family benefit for credit losses, largely offset by a $752 million multifamily provision for credit losses. The $186 million benefit in 2024 was $1.5 billion lower than the $1.7 billion benefit in 2023. This decline was primarily driven by a lower single-family benefit due to stronger alignment between actual home price growth and our forecast in 2024 than in 2023. This decline was also driven by a higher multifamily provision primarily attributable to an incremental decline in property values, rising delinquencies and the ongoing investigation of lending transactions with suspected fraud.
•Net worth increased by $17.0 billion in 2024 to $94.7 billion as of December 31, 2024.
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
For more information on the drivers of our financial results, see “MD&A—Consolidated Results of Operations.” In addition, see “Key Market Economic Indicators” for a description on how our financial results can be impacted by varying macroeconomic conditions such as changes in interest rates and home prices.

Fannie Mae 2024 Form 10-K	3

Business | Business Segments
Business Segments

We have two reportable business segments: Single-Family and Multifamily. The chart below outlines the primary business activities and drivers of revenues and expense for each of our business segments.

Single-Family Business Segment
Primary Business Activities	Primary Drivers of Revenue[1]	Primary Drivers of Expense[1]
Mortgage acquisitions and
securitizations: Works with lenders to
acquire single-family mortgage loans,
securitize the loans and issue MBS.
Credit risk management: Prices and
manages the credit risk on loans in our
single-family guaranty book, which
includes establishing underwriting and
servicing standards. Enters into
transactions that transfer a portion of
the credit risk on some of the loans in
our single-family guaranty book to third
parties.
Credit loss management: Works to
reduce costs of defaulted single-family
loans, including through home retention
solutions, foreclosure alternatives,
management of foreclosures and our
real-estate owned (“REO”) inventory,
selling nonperforming loans, and
pursuing contractual remedies from
lenders, servicers and providers of
credit enhancement.

Net interest income: Primary source is
guaranty fees—compensation we receive
for assuming the credit risk on our single-
family guaranty book. There are two
components of our single-family guaranty
fee:
•Base fees. Ongoing fees that factor
into a mortgage loan’s interest rate,
which are collected each month over
the life of the loan. (Includes fees
implemented pursuant to the
Temporary Payroll Tax Cut
Continuation Act of 2011, as amended
(“TCCA”), which are paid to Treasury.)
•Upfront fees. One-time payments made
by lenders upon loan delivery. Includes
risk-based fees (referred to as “loan-
level price adjustments”) that vary
based on loan and borrower attributes.
These fees are amortized into net
interest income over the life of the loan.
Another source is net interest income
earned from our corporate liquidity
portfolio and retained mortgage portfolio.

Provision for credit losses: Consists of
the provision for credit losses on loans
in our single-family guaranty book. (In
some periods, we may have a benefit
for credit losses.)
Administrative expenses: Consists of
salaries and employee benefits,
professional services, and technology
and occupancy costs relating to the
Single-Family Business.
Legislative assessments: Primarily
consists of TCCA fees (which are a
portion of our single-family guaranty
fees paid to Treasury pursuant to the
TCCA). Also includes portions of FHFA
assessments and allocations relating to
payments we make to affordable
housing funds pursuant to statutory
requirements.
Credit enhancement expense: Consists
of costs associated with single-family
freestanding credit enhancements.

Multifamily Business Segment
Primary Business Activities	Primary Drivers of Revenue[1]	Primary Drivers of Expense[1]
Mortgage acquisitions and
securitizations: Works with lenders,
primarily through our Delegated
Underwriting and Servicing (“DUS®”)
program, to acquire multifamily
mortgage loans, securitize the loans
and issue MBS.
Credit risk management: Prices and
manages the credit risk on loans in our
multifamily guaranty book, which
includes establishing underwriting and
servicing standards. Lenders retain a
portion of the credit risk in substantially
all multifamily transactions. Enters into
additional transactions that transfer a
portion of the credit risk on some of the
loans in our multifamily guaranty book
to third parties.
Credit loss management: Works to
reduce costs of defaulted multifamily
loans, including through loss mitigation
strategies, management of foreclosures
and our REO inventory, and pursuing
contractual remedies from lenders,
servicers, borrowers, sponsors, and
providers of credit enhancement.

Net interest income: Primary source is
guaranty fees—compensation we receive
for assuming the credit risk on our
multifamily guaranty book. For multifamily
loans, base fees are the primary
component of our guaranty fee. Multifamily
guaranty fee income does not include
upfront fees.
Another source is net interest income
earned from our corporate liquidity
portfolio and retained mortgage portfolio.

Provision for credit losses: Consists of
the provision for credit losses on loans
in our multifamily guaranty book. (In
some periods, we may have a benefit
for credit losses.)
Administrative expenses: Consists of
salaries and employee benefits,
professional services, and technology
and occupancy costs relating to the
Multifamily Business.
Credit enhancement expense: Consists
of costs associated with multifamily
freestanding credit enhancements.

(1)See “MD&A—Business Segment Financial Results” for a discussion of other drivers of our single-family and multifamily financial results.
Fair value gains were a significant driver of single-family financial results for the years ended December 31, 2024 and 2023.

Fannie Mae 2024 Form 10-K	4

Business | Business Segments
We purchase primarily single-family conventional loans that meet conforming loan limits in the secondary mortgage market. Conventional loans are not insured or guaranteed by a government agency (those are generally referred to as government-guaranteed loans). See “Legislation and Regulation—Our Charter” for a description of our conforming loan limits.
The chart below displays the unpaid principal balance (“UPB”) of our average single-family conventional guaranty book of business and our multifamily guaranty book of business, as well as our average single-family and multifamily charged guaranty fee.
Guaranty Book of Business and Average Charged Guaranty Fee by Segment
(Dollars in trillions)1

Single-Family
46.9 bps
47.6 bps
$3.63
$3.63
2023
2024

Multifamily
76.1 bps
74.4 bps
$0.47
$0.50
2023
2024

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
(3)Our average single-family conventional guaranty book of business is based on the average of quarter-end balances.
Our average single-family conventional guaranty book of business remained relatively flat in 2024 compared with 2023.
The average charged guaranty fee, net of TCCA fees, on the single-family conventional guaranty book increased by 0.7 basis points to 47.6 basis points in 2024, primarily as a result of higher base guaranty fees charged on new acquisitions.
Our multifamily guaranty book of business grew by 6.2% in 2024 to $499.7 billion driven by our acquisitions combined with low prepayment volumes due to the high interest rate environment. The average charged guaranty fee on the multifamily guaranty book declined by 1.7 basis points to 74.4 basis points in 2024, due to lower average charged fees on our 2024 acquisitions as compared with the existing loans in our multifamily guaranty book of business.
The chart below displays the net income for each of our business segments.
Business Segment Net Income
(Dollars in billions)

Fannie Mae 2024 Form 10-K	5

Business | Business Segments
See “MD&A—Single-Family Business” and “MD&A—Multifamily Business” for more information on the primary business activities and business metrics of our Single-Family and Multifamily businesses. See “MD&A—Business Segment
Financial Results” for more information on the financial results of our Single-Family and Multifamily businesses.
Competition

We conduct business in the U.S. residential mortgage markets and the global securities markets. According to the
Federal Reserve, total U.S. residential mortgage debt outstanding was estimated to be approximately $16.5 trillion as of
September 30, 2024 (the latest date for which information is available). We owned or guaranteed mortgage assets representing approximately 25% of total U.S. residential mortgage debt outstanding as of September 30, 2024.
We compete to acquire mortgage assets in the secondary mortgage market and to issue mortgage-backed securities to investors. Our primary competitors for the acquisition of single-family loans are Freddie Mac, the Federal Home Loan
Banks (“FHLBs”), private institutions (such as U.S. banks and thrifts, securities dealers, insurance companies and investment funds) and government agencies (such as the Federal Housing Administration (“FHA”) and the Department
of Veterans Affairs (“VA”)). Our primary competitors for the issuance and/or guarantee of single-family mortgage-backed securities are Freddie Mac, Ginnie Mae (which primarily guarantees securities backed by FHA-insured loans and VA-
guaranteed loans) and private market competitors. Our primary competitors for the acquisition of multifamily mortgage assets are Freddie Mac, life insurers, U.S. banks and thrifts, and other institutional investors. Our primary competitors for the issuance of multifamily mortgage-backed securities are Freddie Mac, U.S. banks, Ginnie Mae, and private-label issuers of commercial mortgage-backed securities.
Competition to acquire mortgage assets and issue mortgage-backed securities is affected by many factors, including:
our and our competitors’ pricing, eligibility standards and risk appetite; the number and nature of residential mortgage loans originated and available for us to purchase in the secondary mortgage market; investor demand for mortgage assets; and macroeconomic conditions. Our ability to compete may also be affected by many other factors, including:
our and our competitors’ capital requirements; our and Freddie Mac’s return on capital requirements; applicable requirements to purchase mission-related loans; FHFA’s single-family mortgage purchase, servicing and securitization requirements aimed at aligning our single-family MBS with Freddie Mac’s MBS; direction from FHFA; new or existing legislation or regulations applicable to us, our lenders or our investors; and our senior preferred stock purchase agreement with Treasury. See “MD&A—Single-Family Business—Single-Family Competition” and “MD&A—Multifamily
Business—Multifamily Competition” for more information on the competition faced by our business segments. See
“Conservatorship and Treasury Agreements,” “Legislation and Regulation,” and “Risk Factors” for information on matters that affect or could affect our competitive environment.
Mortgage Securitizations

Overview
We securitize most of the single-family and multifamily mortgage loans we acquire. Securitization refers to the process of converting income-generating assets into securities that can be sold to investors. Payments from those assets are regularly distributed to investors as security holders. The MBS that we issue are generally fixed-income securities that trade in the global capital markets.
Our Fannie Mae MBS guaranty insulates investors in our MBS from mortgage borrower credit risk. If any borrower whose loan is in one of our MBS trusts fails to make a monthly payment, we pay those shortfall amounts to the MBS investors. In exchange for providing this guaranty, we receive a guaranty fee. Guaranty fees are intended to cover the expected credit losses, administrative costs, cost of capital and return on capital targets associated with the loans we guarantee. For single-family loans, guaranty fees also include the TCCA fees we are required to pay to Treasury.
We create Fannie Mae MBS by placing mortgage loans in a trust and issuing securities backed by those mortgage loans. Our multifamily MBS generally have only one multifamily loan per MBS trust, while our single-family MBS have multiple loans per MBS trust. We act as trustee of our MBS trusts.
Types of Mortgage Securitization Transactions
We engage in three broad categories of mortgage securitization transactions:
•Lender Swap Transactions: A mortgage lender delivers mortgage loans to us in exchange for Fannie Mae
MBS backed by those mortgage loans. The lender may choose to hold the MBS they receive or sell the MBS to other investors.

Fannie Mae 2024 Form 10-K	6

Business | Mortgage Securitizations
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
Human Capital

Overview
Our employees are key to ensuring our long-term success and meeting our strategic objectives. Our comprehensive human capital management strategy is focused on attracting, engaging, retaining and developing a highly skilled workforce. We had approximately 8,200 employees as of December 2024. These dedicated employees are the driving force behind delivering on our mission. We believe many employees and potential recruits are attracted by our mission, the compelling nature of our work and our culture of inclusivity and respect, despite our uncertain future and limitations on the compensation we can offer. See “Risk Factors—GSE and Conservatorship Risk” for a discussion of how restrictions on our compensation and uncertainty with respect to our future can affect our ability to recruit and retain employees.
See “Directors, Executive Officers and Corporate Governance—Corporate Governance—Human Capital Management
Oversight” for information on oversight of human capital management by our Board of Directors’ Compensation and
Human Capital Committee.
Attracting and Retaining Employees
We offer a total rewards package that delivers a variety of cash and non-cash rewards designed to motivate employees and improve company performance. The employee benefits that we offer promote personal and family wellness, and encourage involvement in personally meaningful endeavors, including those that echo our mission. These benefits include: caregiving and bereavement leave; paid leave to engage in volunteer activities; assistance with higher education costs; and broad mental, physical and financial well-being benefits.
Engaging and Developing Employees
We are committed to maintaining an engaged workforce as we believe it is critical to the ongoing achievement of the company’s and the conservator’s goals. We monitor employee engagement through regular surveys. In our final survey of 2024, 78% of employees participated, and 92% of those who responded indicated they would recommend Fannie
Mae as a great place to work, which we consider to be a strong indicator of their engagement.
We place a strong emphasis on succession planning and talent development to attract and retain talent and improve promotion readiness and cultivate bench strength. We invest in our employees’ development to support their career aspirations. We provide training and opportunities that enable employees to develop business, technical, leadership and other critical skills we need to achieve our strategic objectives and fulfill our mission. We believe our succession planning approach works to mitigate potential risk to the company posed by unexpected leadership departures.
Culture
We strive to maintain a culture of inclusion and respect, which is reinforced by our Code of Conduct. Employees are required to annually certify their understanding of and commitment to our Code of Conduct. We also emphasize to our employees their responsibility for, and opportunity to play a key role in, managing risk through our risk assessment and

Fannie Mae 2024 Form 10-K	7

Business | Human Capital
monitoring activities, training and corporate messaging. Our employees are encouraged to find better ways to fulfill our mission safely, responsibly and efficiently. We believe this culture of continuous learning and improvement promotes innovation and enhances our resiliency, while also enabling the development of our workforce.
We foster an environment in which all employees are treated with dignity and respect, can contribute to meaningful work, and have the opportunity to grow their careers in an inclusive environment free from discrimination, harassment, and retaliation. We support these critical concepts by establishing and promoting policies that articulate the importance of and the value we place on diverse perspectives and inclusion, consistent with the principles of equal opportunity and in accordance with our statutory mandates under the GSE Act. This commitment helps us attract and retain a skilled workforce at all levels of our organization.
We sponsor programs and activities to cultivate an inclusive work environment by focusing on leadership principles, talent development, enterprise accessibility, team and group dynamics, and a consistent communications strategy that reinforces the practice of driving inclusion to achieve innovative solutions.
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
As conservator, FHFA has broad authority over our business and operations, including the authority to:
•direct us to enter into contracts or enter into contracts on our behalf; and
•transfer or sell our assets or liabilities.
The GSE Act provides special protections for mortgage loans and mortgage-related assets we hold in trust. Specifically, mortgage loans and mortgage-related assets that have been transferred to a Fannie Mae MBS trust must be held by the conservator for the beneficial owners of such MBS and cannot be used to satisfy the company’s general creditors.
Since 2012, FHFA has released annual corporate performance objectives for us, referred to as the conservatorship scorecard. For information on FHFA’s 2024 conservatorship scorecard objectives and our performance against these objectives, see “Executive Compensation—Compensation Discussion and Analysis—Assessment of Corporate
Performance against 2024 Scorecard.”
Board Authority in Conservatorship
While we are operating in conservatorship, our directors:
•serve on behalf of the conservator;
•exercise their authority as directed by and with the approval (where required) of the conservator;
•owe their fiduciary duties of care and loyalty solely to the conservator, and not to either the company or our stockholders; and
•are elected by the conservator, not by our stockholders.
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

Fannie Mae 2024 Form 10-K	8

Business | Conservatorship and Treasury Agreements
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
The senior preferred stock purchase agreement and the terms of the senior preferred stock have been amended multiple times since 2008 by FHFA (acting on our behalf) and Treasury, including most recently on January 2, 2025. The
January 2025 letter agreement amending the senior preferred stock purchase agreement, senior preferred stock and warrant is described in a Form 8-K filed with the Securities and Exchange Commission (“SEC”) on January 7, 2025 and
in “Note 2, Conservatorship, Senior Preferred Stock Purchase Agreement and Related Matters.”
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

Fannie Mae 2024 Form 10-K	9

Business | Conservatorship and Treasury Agreements

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

Senior Preferred Stock Dividends
•Treasury, as the holder of the senior preferred stock, has received a total of $181.4 billion in senior preferred stock dividends through December 31, 2024. The dividends we have paid to
Treasury were declared by, and paid at the direction of, our conservator.
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

Fannie Mae 2024 Form 10-K	10

Business | Conservatorship and Treasury Agreements

Liquidation Preference
•The senior preferred stock:
◦has no par value;
◦had an aggregate initial liquidation preference of $1 billion;
◦had an aggregate liquidation preference of $212.0 billion as of December 31, 2024;
◦will have an aggregate liquidation preference of $216.1 billion as of March 31, 2025, due to the $4.1 billion increase in our net worth during the fourth quarter of 2024.
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
◦as required by any pre-conservatorship agreements; and
◦following the satisfaction of two conditions: (a) the exercise of the warrant in full, and (b)
the resolution of all currently pending significant litigation relating to the conservatorship and the August 2012 amendment to the senior preferred stock purchase agreement.

Fannie Mae 2024 Form 10-K	11

Business | Conservatorship and Treasury Agreements

Termination of Conservatorship	•Neither we nor FHFA may terminate or seek to terminate the conservatorship without the prior consent of Treasury, other than through a mandatory receivership.
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
Executive Compensation
•We may not enter into any new compensation arrangements or increase amounts or benefits payable under existing compensation arrangements with any of our executive officers (as defined by SEC rules) without the consent of the FHFA Director, in consultation with the
Secretary of the Treasury.

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
◦refinancing loans with streamlined underwriting originated in accordance with our eligibility criteria for high loan-to-value (“LTV”) ratio refinancings;
◦loans originated with temporary underwriting flexibilities during times of exigent circumstances, as determined in consultation with FHFA;
◦loans secured by manufactured housing; and
◦such other loans that FHFA may designate that were eligible for purchase by us as of
January 2021.

Enterprise Regulatory Capital Framework	•We are required to comply with the enterprise regulatory capital framework rule as amended from time to time.
Risk Management Plan	•While in conservatorship, we must provide an annual risk management plan to Treasury.

Fannie Mae 2024 Form 10-K	12

Business | Conservatorship and Treasury Agreements
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
2028.
On January 2, 2025, Treasury issued a press release in which it noted that it expects FHFA, Fannie Mae and Treasury will agree in the future to extend the September 7, 2028 expiration date of the warrant to the extent appropriate in order to avoid any possibility of a disorderly or disruptive exit from conservatorship.
Side Letter Regarding Conservatorship Termination
On January 2, 2025, FHFA and Treasury entered into a side letter agreement in which they agreed to complete the following actions prior to the termination of the conservatorship of Fannie Mae or Freddie Mac (other than through a receivership):
•Public Request for Information. FHFA will issue a public request for information outlining options for the termination of conservatorship and seek input on the potential impacts of each option on the housing market and on Fannie Mae and Freddie Mac.
•FSOC Briefing. FHFA will brief the Financial Stability Oversight Council (“FSOC”) on a summary of the public input received.
•Proposal to Treasury. No more than six months prior to seeking Treasury’s consent to terminate the conservatorship of Fannie Mae or Freddie Mac, FHFA will provide Treasury with a specific proposal that:
◦sets forth FHFA’s recommended approach;
◦reflects the public input received;
◦includes a market impact assessment describing how the recommended approach may impact the housing market and Fannie Mae or Freddie Mac; and
◦addresses any amendments to the senior preferred stock purchase agreement, senior preferred stock certificate or warrant that may be required to implement the recommended approach.
•Presidential Consultation. Treasury will consult with the President prior to consenting to any request related to a termination of conservatorship made pursuant to the senior preferred stock purchase agreement.
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
Legislation and Regulation

As a federally chartered financial institution, we are subject to substantial government regulation and oversight. FHFA, our primary regulator, regulates our safety and soundness and our mission, and is also our conservator. FHFA is an independent federal agency with general supervisory and regulatory authority over Fannie Mae, Freddie Mac and the
FHLBs. The U.S. Department of Housing and Urban Development (“HUD”) and FHFA regulate us with respect to fair lending matters, and the SEC and Treasury regulate other aspects of our business. In addition, regulations by other agencies that affect the mortgage industry or the markets for our MBS, debt securities or credit risk transfer securities could have a significant impact on us. See “Risk Factors—Legal and Regulatory Risk.”
Our Charter
Our charter, which is an act of Congress, sets forth our purposes and establishes the parameters under which we operate, including specifying limitations on our business. We describe certain provisions of our charter below.
•Purposes. Our charter states that our operations should be financed by private capital to the maximum extent feasible and authorizes us to:
◦provide stability in the secondary market for residential mortgages;
◦respond appropriately to the private capital market;

Fannie Mae 2024 Form 10-K	13

Business | Legislation and Regulation
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
•Loan acquisitions and conforming loan limit. We may purchase and securitize mortgage loans secured by single-family and multifamily properties. Single-family conventional (not government-insured or government-
guaranteed) mortgage loan acquisitions are subject to an annually-adjusted maximum original principal balance limit, known as the “conforming loan limit.” The national conforming loan limit for single-family mortgages secured by one-unit properties is $806,500 for 2025 and was $766,550 for 2024. Higher limits apply for single-
family mortgages secured by two- to four-unit properties and in four states and territories (Alaska, Hawaii,
Guam and the U.S. Virgin Islands). Higher limits of up to 150% of the loan limit also apply in certain high-cost areas.
•Credit enhancement requirements. Credit enhancement is generally required on any single-family conventional mortgage loan that we purchase or securitize that has an LTV ratio over 80% at the time of purchase. The
Charter Act provides three options for meeting this credit enhancement requirement: (1) obtain insurance or a guaranty by a qualified insurer on the portion of the unpaid principal balance of the loan that exceeds 80% of the value of the collateral property; (2) the seller agrees to repurchase or replace the loan in the event of default; or (3) the seller retains at least a 10% participation interest in the loan. We primarily meet this credit enhancement requirement by obtaining mortgage insurance.
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
Capital Requirements
FHFA’s enterprise regulatory capital framework establishes both leverage and risk-based minimum capital requirements, as well as a requirement that we hold prescribed capital buffers above these minimum capital requirements that can be drawn down in periods of financial stress:
•Minimum leverage capital requirement. The minimum leverage capital requirement is to maintain tier 1 capital equal to at least 2.5% of adjusted total assets.
•Minimum risk-based capital requirements. The minimum risk-based capital requirements are to maintain common equity tier 1 capital, tier 1 capital, and adjusted total capital equal to at least 4.5%, 6.0%, and 8.0%, respectively, of risk-weighted assets.
•Buffer requirements. The buffer requirements consist of:
◦a prescribed leverage buffer amount, or PLBA, that represents the amount of tier 1 capital we are required to hold above the minimum leverage capital requirement; and
◦a prescribed capital conservation buffer amount, or PCCBA, that consists of three risk-based capital buffers—a stability capital buffer, a stress capital buffer and a countercyclical capital buffer—and that must be comprised entirely of common equity tier 1 capital.
In general, once we are required to be in compliance with the capital buffers, if our capital levels fall below the prescribed buffer amounts, we must restrict capital distributions, such as stock repurchases and dividends, as well as discretionary bonus payments to executives, until the buffer amounts are restored.

Fannie Mae 2024 Form 10-K	14

Business | Legislation and Regulation
The enterprise regulatory capital framework also provides the following:
•Specific minimum risk-weights, or “floors,” on single-family and multifamily risk-weighted exposures, which can increase the amount of capital required for loans that would otherwise have lower risk weights;
•Specific floors on the risk-weights applicable to retained portions of credit risk transfer transactions, which decreases the capital relief obtained from these transactions;
•Risk-based capital requirements related to market risk and operational risk, in addition to credit risk;
•A requirement to publish quarterly capital reports;
•Requirements to submit capital plans to FHFA;
•Prior notice and approval requirements for certain capital actions, including capital distributions; and
•Additional elements based on U.S. banking regulations, such as the phased implementation of the advanced approaches as an alternative to the standardized approach for measuring risk-weighted assets.
Our current capital levels are significantly below the levels that would be required under the enterprise regulatory capital framework. As of December 31, 2024, we had a $227 billion shortfall to our risk-based adjusted total capital requirement, including buffers, of $190 billion, as we had an available capital deficit of $37 billion. Our capital shortfall as of December 31, 2024 to our minimum risk-based adjusted total capital requirement excluding buffers was $146 billion.
Even though we had positive net worth under U.S. generally accepted accounting principles (“GAAP”) of $94.7 billion as of December 31, 2024, we had a $37 billion deficit in available capital primarily because available capital for purposes of the enterprise regulatory capital framework excludes the stated value of the senior preferred stock of $120.8 billion. See
“MD&A—Liquidity and Capital Management—Capital Management—Capital Requirements” and “Note 13, Regulatory
Capital Requirements” for more information about our capital requirements and metrics under the enterprise regulatory capital framework as of December 31, 2024. See “Risk Factors—GSE and Conservatorship Risk” for information on risks relating to our capital requirements.
The enterprise regulatory capital framework has a transition period for compliance. We are currently subject to the requirements to publish quarterly capital reports, submit capital plans to FHFA, and provide prior notice to, and obtain approval from, FHFA for certain capital actions; however, we are not required to comply with the minimum capital requirements or the buffer requirements while in conservatorship. The compliance date for the minimum capital requirements will be the date of termination of our conservatorship or such later date as FHFA may order. The compliance date for the buffer requirements will be the date of termination of our conservatorship. The compliance date for the advanced approaches requirements is January 2028 or such later date as FHFA may order.
Stress Testing
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) requires certain financial companies to conduct annual stress tests to determine whether the companies have the capital necessary to absorb losses as a result of adverse economic conditions. Under FHFA regulations, each year we are required to conduct a stress test using two different scenarios of financial conditions provided by FHFA—baseline and severely adverse—and to publish a summary of our stress test results for the severely adverse scenario by August 15. In August 2024, FHFA temporarily waived the requirement that we publish the severely adverse scenario by August 15, 2024.
Receivership and Resolution Planning
Under the GSE Act, the FHFA Director must place us into receivership if they determine that our assets are less than our obligations (that is, we have a net worth deficit) or if we have not been paying our debts as they become due, in either case, for a period of 60 days. FHFA has clarified that the 60-day measurement period will commence no earlier than the SEC filing deadline for our Form 10-K or Form 10-Q for the relevant period.
Under the GSE Act we could also be put into receivership at the discretion of the FHFA Director if the statutory grounds for the discretionary appointment of a receiver are met. This includes: a substantial dissipation of assets or earnings due to unsafe or unsound practices; the existence of an unsafe or unsound condition to transact business; an inability to meet our obligations in the ordinary course of business; a weakening of our condition due to unsafe or unsound practices or conditions; critical undercapitalization; undercapitalization and no reasonable prospect of becoming adequately capitalized; the likelihood of losses that will deplete substantially all of our capital; or by consent. In the senior preferred stock purchase agreement, as amended in January 2025, FHFA agreed that it would not exercise this discretionary authority to place us into receivership without Treasury’s prior written consent.
FHFA’s resolution planning rule requires that we develop a plan for submission to FHFA that would assist FHFA’s planning for our rapid and orderly resolution if FHFA is appointed as our receiver. The rule also addresses procedural requirements regarding the frequency and timing for submission of resolution plans to FHFA.

Fannie Mae 2024 Form 10-K	15

Business | Legislation and Regulation
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
agreement.
Affordable Housing Allocations
The GSE Act requires us to set aside in each fiscal year an amount equal to 4.2 basis points for each dollar of the unpaid principal balance of our new business purchases and to pay this amount to specified HUD and Treasury funds in support of affordable housing. We are prohibited from passing through the cost of these allocations to the originators of the mortgage loans that we purchase or securitize. See “Certain Relationships and Related Transactions, and Director
Independence—Transactions with Related Persons—Transactions with Treasury—Treasury Interest in Affordable
Housing Allocations” for information on our contribution for 2024 new business purchases. From our initial payment under this requirement in 2016 through our anticipated payment in early 2025, we will have paid a total of $3.0 billion to these HUD and Treasury funds.
Housing Goals
Our housing goals, which are established by FHFA in accordance with the GSE Act, require that a specified portion of mortgage loans we acquire meet specified standards relating to affordability or location.
As described in “Risk Factors—GSE and Conservatorship Risk,” the actions we may take to meet our housing goals, as well as our duty to serve underserved markets described below, may materially adversely affect our business, results of operations and financial condition.
Single-Family Housing Goals
For single-family housing goals, our acquisitions are measured against the lower of benchmarks set by FHFA or the level of goal-eligible originations in the primary mortgage market. The single-family benchmarks are expressed as a percentage of the total number of goal-eligible single-family mortgages acquired each year.
2023 and 2024 Single-Family Housing Goals
In October 2024, FHFA determined that we met four of our six 2023 single-family housing goals and subgoals. FHFA determined that we missed the single-family low-income home purchase goal and the single-family very low-income home purchase goal. FHFA also determined that the two missed single-family goals were not feasible for us to achieve for 2023, considering our financial condition, macroeconomic conditions, feedback from stakeholders during the year, and the liquidity and stability of the housing market. As a result, we were not required to submit a housing plan based on our failure to meet these two goals for 2023.
The table below displays more information about our 2023 single-family housing goals and our performance against these goals. FHFA’s single-family housing goal benchmarks for 2024 are the same as those for 2023 noted in the table below, other than the low-income areas home purchase goal, which is set on an annual basis as described in footnote 4 to the table.

Fannie Mae 2024 Form 10-K	16

Business | Legislation and Regulation

2023 Single-Family Housing Goals Performance(1)
	FHFA Benchmark	Single- Family Market Level	Result
Low-income home purchase goal(2)	28%	26.3%	26.1%
Very low-income home purchase goal(3)	7	6.5	6.0
Low-income areas home purchase goal(4)	20	28.1	28.1
Minority census tracts home purchase subgoal(5)	10	12.2	12.6
Low-income census tracts home purchase subgoal(6)	4	9.8	9.3
Low-income refinance goal(7)	26	40.3	38.4
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
(3)Home purchase mortgages on single-family, owner-occupied properties to borrowers with incomes no greater than 50% of area median income.
(4)The sum of (a) mortgages meeting the criteria for the minority census tracts subgoal described in footnote 5 below, (b) mortgages meeting the criteria for the low-income census tracts subgoal described in footnote 6 below, and (c) home purchase mortgages on single-family, owner-occupied properties to borrowers with incomes no greater than 100% of area median income who are located in federally-declared disaster areas. FHFA sets the low-income areas home purchase goal benchmark annually. For 2024, FHFA has set the low-income areas home purchase goal benchmark at 19%.
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
(7)Refinance mortgages on single-family, owner-occupied properties to borrowers with incomes no greater than 80% of area median income.
We believe we met all of our 2024 single-family housing goal benchmarks other than the low-income home purchase benchmark and the very low-income home purchase benchmark. We are in compliance with the single-family housing goals if we meet either the benchmarks or market share measures, so we may still meet our goals. FHFA will make a final determination regarding our 2024 single-family housing goals performance later in the year, after the release of data reported under the Home Mortgage Disclosure Act.
If we do not meet our 2024 housing goals, FHFA will determine whether the goals were feasible. If FHFA finds that our goals were feasible, we may become subject to a housing plan that could require us to take additional steps that could have an adverse effect on our results of operations and financial condition. The housing plan must describe the actions we would take to meet the goal in the next calendar year and be approved by FHFA. The potential penalties for failure to comply with housing plan requirements include a cease-and-desist order and civil money penalties.
2025-2027 Single-Family Housing Goals
In December 2024, FHFA published a final rule establishing single-family and multifamily housing goals for Fannie Mae and Freddie Mac for 2025 through 2027.

Fannie Mae 2024 Form 10-K	17

Business | Legislation and Regulation
The table below sets forth the single-family housing goal benchmarks for 2025 through 2027.

2025-2027 Single-Family Housing Goals
FHFA Benchmark Level(1)
Low-income home purchase goal	25%
Very low-income home purchase goal	6
Low-income areas home purchase goal	TBD(2)
Minority census tracts home purchase subgoal	12
Low-income census tracts home purchase subgoal	4
Low-income refinance goal	26
(1)The FHFA benchmarks are expressed as a percentage of the total number of goal-eligible single-family mortgages acquired during the year. See the “2023 Single-Family Housing Goals Performance” table above for the definitions of each housing goal and subgoal.
(2)FHFA sets the low-income areas home purchase goal benchmark annually and has not yet set this benchmark for 2025, 2026 or 2027.
FHFA’s final rule establishing 2025-2027 housing goals established new measurement buffers to help determine whether a housing plan would be required for failing to meet certain single-family housing goals during this period.
Under the rule, FHFA generally would not require that we submit a housing plan if our performance meets or exceeds the market level for the goal minus a specified measurement buffer; however, if we fail to meet one of the applicable goals in both 2025 and 2026, the measurement buffer will not apply to that goal in 2027. The measurement buffers are:
(i) 1.3 percentage points for the low-income home purchase goal; (ii) 0.5 percentage points for the very low-income home purchase goal; and (iii) 1.3 percentage points for the low-income refinance goal. In the adopting release for the rule, FHFA noted that these measurement buffers will be in place for the 2025-2027 housing goals period due to the heightened uncertainty in macroeconomic conditions and the difficult mortgage market that is currently forecasted for
2025-2027.
Multifamily Housing Goals
Our multifamily housing goals are based on the percentage share of the goal-eligible units in our annual multifamily loan acquisitions that are affordable to each income category.
2023 and 2024 Multifamily Housing Goals
In October 2024, FHFA determined that we met all of our 2023 multifamily housing goals and subgoals.
The table below displays more information about our 2023 multifamily housing goals and our performance against these goals. Our multifamily housing goals for 2024 are the same as those for 2023.

2023 Multifamily Housing Goals Performance
	Goal	Result
	(Percentage share of goal-eligible units)
Low-income goal(1)	61%	76.3%
Very low-income subgoal(2)	12	18.7
Small multifamily low-income subgoal(3)	2.5	3.2
(1)Affordable to low-income families, defined as families with incomes less than or equal to 80% of area median income.
(2)Affordable to very low-income families, defined as families with incomes less than or equal to 50% of area median income.
(3)Units in small multifamily properties (defined as properties with 5 to 50 units) affordable to low-income families.
We believe we met all of our 2024 multifamily housing goals. FHFA will make a final determination regarding our 2024 multifamily housing goals performance later in the year.

Fannie Mae 2024 Form 10-K	18

Business | Legislation and Regulation
2025-2027 Multifamily Housing Goals
The table below sets forth the multifamily housing goal benchmarks for 2025 through 2027.

2025-2027 Multifamily Housing Goals
FHFA Benchmark Level(1)
(Percentage share of goal- eligible units)
Low-income goal	61%
Very low-income goal	14
Small multifamily low-income subgoal	2
(1)See the “2023 Multifamily Housing Goals Performance” table above for the definitions of each housing goal and subgoal.
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
FHFA has also established an annual process for evaluating our achievements under the plans, with performance results to be reported to Congress annually. If FHFA determines that we failed to meet the requirements of an underserved markets plan, FHFA may require us to submit a housing plan for FHFA approval that could require us to take additional steps. In October 2024, FHFA reported its determination that we complied with our 2023 duty-to-serve requirements. We believe we also met our 2024 duty-to-serve obligations. In 2025, FHFA will determine our performance with respect to our 2024 duty-to-serve obligations.
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
In May 2024, FHFA published a final rule relating to fair lending, fair housing and other matters. The provisions of the rule applicable to Fannie Mae and Freddie Mac became effective in July 2024. The rule codifies in regulation, among other things, much of FHFA’s existing practices and programs regarding fair housing and fair lending oversight of Fannie
Mae, Freddie Mac and the FHLBs. The rule also added oversight of unfair or deceptive acts or practices under Section
5 of the Federal Trade Commission Act to FHFA’s fair housing and fair lending oversight programs, established responsibilities for the regulated entities’ Boards of Directors relating to fair lending, fair housing, and the prohibition on unfair or deceptive acts or practices, and added other requirements.
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
•Base Fees. We can change our base single-family guaranty fee pricing, subject to minimum base guaranty fees set by FHFA. These minimum fees generally apply to our acquisitions of 30-year and 15-year single-family fixed-rate loans in lender swap transactions. FHFA has instructed us to provide at least 60 days’ notice of any single-family base guaranty fee increase of more than 1 basis point. In January 2025, FHFA instructed us to not implement any broad-based increases to base single-family guaranty fees until further notice.
•Return Targets. For new single-family and multifamily acquisitions, FHFA has instructed us to meet minimum return on equity targets based on the enterprise regulatory capital framework requirements (including buffers)
assuming those requirements were in effect today. Our minimum single-family and multifamily acquisition return

Fannie Mae 2024 Form 10-K	19

Business | Legislation and Regulation
thresholds are currently aligned with Freddie Mac’s thresholds. FHFA also has instructed us to establish a long-
term target for returns at the enterprise level. These return targets affect the guaranty fees we charge.
•TCCA Fees. Pursuant to the Temporary Payroll Tax Cut Continuation Act of 2011, as amended by the
Infrastructure Investment and Jobs Act of 2021, until October 1, 2032, we are required to collect 10 basis points in guaranty fees on all single-family mortgages delivered to us on or after April 1, 2012 and pay these amounts to Treasury. We include these amounts in net interest income and recognize the expense in legislative assessments in our consolidated statement of operations and comprehensive income. See “Certain
Relationships and Related Transactions, and Director Independence—Transactions with Related Persons—
Transactions with Treasury—Obligation to Pay TCCA Fees to Treasury” for additional discussion of our TCCA fees.
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
Executive Compensation
The amount and type of compensation we may pay our executives is subject to legal and regulatory restrictions, particularly while we are in conservatorship, as described in “Executive Compensation—Compensation Discussion and
Analysis—Restrictions on Executive Compensation.”
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
Multifamily Residential Lease Standards Policy
In 2024, FHFA established a new multifamily residential lease standards policy that will be applicable to multifamily properties financed with mortgages backed by Fannie Mae and Freddie Mac. Under the policy, covered multifamily borrowers who receive financing from Fannie Mae or Freddie Mac on or after February 28, 2025 will be required to

Fannie Mae 2024 Form 10-K	20

Business | Legislation and Regulation
provide tenants: (1) a 30-day notice of a rent increase for the next lease term, (2) a 30-day notice of a lease term’s expiration, and (3) a minimum 5-day grace period for late rent payments before fees or other penalties can be charged.
Quality Control Standards for Automated Valuation Models Final Rule
In August 2024, FHFA and five other federal regulatory agencies published a final rule to implement the quality control standards mandated by the Dodd-Frank Act for the use of automated valuation models (referred to as “AVMs”) by mortgage originators and secondary market issuers in determining the collateral worth of a mortgage secured by a consumer’s principal dwelling. Under the final rule, institutions that engage in certain credit decisions or securitization determinations must adopt policies, practices, procedures and control systems to: ensure that AVMs used in these transactions to determine the value of mortgage collateral adhere to quality control standards designed to ensure a high level of confidence in the estimates produced by AVMs; protect against the manipulation of data; seek to avoid conflicts of interest; require random sample testing and reviews; and comply with applicable nondiscrimination laws. The rule will become effective on October 1, 2025.
Where You Can Find Additional Information

Our annual reports on Form 10-K, quarterly reports on Form 10‑Q, current reports on Form 8-K, and all other SEC reports and amendments to those reports, are available free of charge on our website as soon as reasonably practicable after we electronically file the material with, or furnish it to, the SEC. Our website address is
www.fanniemae.com. Materials that we file with the SEC are also available from the SEC’s website, www.sec.gov. You may also request copies of any filing from us, at no cost, by calling the Fannie Mae Investor Relations & Marketing
Helpline at 1-800-2FANNIE (1-800-232-6643).
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
•economic, mortgage market and housing market conditions (including expectations regarding economic growth, home price growth, multifamily property value growth, the unemployment rate, loan origination volumes, interest rates and multifamily property net operating income), the factors that will affect those conditions, and the impact of those conditions on our business and financial results;
•the impact of hedge accounting on the volatility of our financial results;
•our future net worth;
•the future aggregate liquidation preference of our senior preferred stock;
•our future dividend payments on the senior preferred stock;
•our business plans and strategies, and their impact, including our expectations and beliefs relating to: our use of, and the potential benefits and risks of, artificial intelligence; and our approach to human capital management, including our succession planning approach;
•the impact of changes in our pricing;
•the factors that will attract private investors in our equity securities and the impact of such factors on our ability to raise sufficient capital to exit conservatorship and on our business;
•the credit performance of the loans in our guaranty book of business (including future loan delinquencies and foreclosures) and the factors that will affect such performance;
•the effects of our credit risk transfer transactions, as well as the factors that will affect our engagement in future credit risk transfer transactions;
•the factors that will affect the competition we face;

Fannie Mae 2024 Form 10-K	21

Business | Forward-Looking Statements
•how we intend to repay our debt obligations and the factors that will affect our access to debt funding;
•the factors that will affect our credit ratings and the impact of changes to our credit ratings;
•the impact of legislation and regulation on our business, financial results or financial condition;
•the impact of the adoption of new accounting guidance;
•our housing goals and duty-to-serve performance;
•our payments to HUD and Treasury funds under the GSE Act;
•legal and regulatory proceedings;
•the risks to our business;
•the risk of default or loss relating to specified counterparties;
•climate change and its impact; and
•cyber attacks and other cybersecurity threats, and the impact of our cybersecurity defense tools and systems safeguards.
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
•deterioration in a specific sector of the U.S. economy or in one or more regional areas of the United States;
•future interest rates and credit spreads;
•the timing and level of, as well as regional variation in, home price changes;
•the size and our share of the U.S. mortgage market (including the volume of mortgage originations) and the factors that affect them, including population growth and household formation;
•changes in fiscal or monetary policy of the U.S. or other countries, and the impact of such changes on domestic and international financial markets;
•domestic, regional and global political risks and uncertainties, including the impact of the Russian war in
Ukraine and tensions between China and Taiwan;
•developments that may be difficult to predict, including: market conditions that result in changes in our deferred guaranty fee income or changes in net interest income from our portfolios; fluctuations in the estimated fair value of our assets and liabilities; and developments that affect our loss reserves, such as changes in interest rates or home prices;
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
•how long loans in our guaranty book of business remain outstanding;
•our and our competitors’ future guaranty fee pricing and the impact of that pricing on our competitive environment and guaranty fee revenues;

Fannie Mae 2024 Form 10-K	22

Business | Forward-Looking Statements
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
•the investment by Treasury, including the impact of past or potential future changes to the terms of the senior preferred stock purchase agreement, senior preferred stock and warrant, and their effect on our business, including restrictions imposed on us by the terms of the senior preferred stock purchase agreement, the senior preferred stock, and the warrant, as well as the extent that these or other restrictions on our business and activities are applied to us through other mechanisms even if we cease to be subject to these agreements and instruments;
•uncertainty regarding our future, our exit from conservatorship, and our ability to raise or earn the capital needed to meet our capital requirements;
•the impact of the enterprise regulatory capital framework on our business and financial results;
•future legislative and regulatory requirements or changes, governmental initiatives, or executive orders affecting us, such as the enactment of housing finance reform legislation, including changes that limit our business activities or our footprint, impose new mandates on us, or affect our ability to change our pricing;
•future legislative and regulatory requirements or changes, governmental initiatives, or executive orders affecting macroeconomic conditions, such as changes to trade, fiscal, or immigration policies;
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
•the possibility that changes in leadership at FHFA or the Administration will result in changes that affect our company or our business;
•actions we may be required to take by FHFA, in its role as our conservator or as our regulator, such as changes in the type of business we do, actions relating to UMBS or our resecuritization of Freddie Mac-issued securities, or credit risk management actions;
•limitations on our business imposed by FHFA, in its role as our conservator or as our regulator;
•adverse effects from activities we undertake to support the mortgage market and help borrowers, renters, lenders and servicers, including actions we may take to reach additional underserved borrowers;
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
•earthquakes or other natural disasters, including those for which we may be uninsured or under-insured or that may affect our counterparties or the hazard insurers insuring properties underlying our guaranty book of business;

Fannie Mae 2024 Form 10-K	23

Business | Forward-Looking Statements
•severe weather events, fires, floods, wind or other climate-related events or impacts, including those for which we may be uninsured or under-insured or that may affect our counterparties or the hazard insurers insuring properties underlying our guaranty book of business, and other climate-related risks;
•defaults by one or more of our counterparties or by the hazard insurers insuring properties underlying our guaranty book of business;
•resolution or settlement agreements we may enter into with our counterparties;
•our need to rely on third parties to achieve some of our corporate objectives, including our reliance on mortgage servicers;
•our reliance on CSS and the common securitization platform CSS operates for a majority of our single-family securitization activities; provisions in the CSS limited liability company agreement that permit FHFA to appoint members to the CSS Board of Managers, which limit the ability of Fannie Mae and Freddie Mac to control decisions of the Board; and changes FHFA may require in our relationship with or in our support of CSS;
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
•cyber attacks or other cybersecurity breaches or threats impacting us, the third parties with which we do business or our regulators;
•changes in GAAP, guidance by the Financial Accounting Standards Board (“FASB”), SEC guidance, and our accounting policies; and
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
Item 1A.  Risk Factors
The risks we face could materially adversely affect our business, results of operations, financial condition, liquidity and net worth, and could cause our actual results to differ materially from our past results or the results contemplated by any forward-looking statements we make. We believe the risks described below and in the other sections of this report referenced below are the most significant we face; however, these are not the only risks we face. We face additional risks and uncertainties not currently known to us or that we currently believe are immaterial. Refer to “MD&A—Risk
Management,” “MD&A—Single-Family Business” and “MD&A—Multifamily Business” for more detailed descriptions of the primary risks to our business and how we seek to manage those risks.
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
•FHFA, as our conservator, controls our business activities. We may be required by FHFA to take actions that are difficult to implement, reduce our profitability or expose us to additional risk.
•Our business activities are significantly affected by the senior preferred stock purchase agreement.
•Our regulator is authorized or required to place us into receivership under specified conditions, which would result in our liquidation. Amounts recovered by our receiver may not be sufficient to pay claims outstanding

Fannie Mae 2024 Form 10-K	24

Risk Factors | Risk Factors Summary
against us, repay the liquidation preference of our preferred stock or to provide any proceeds to common stockholders.
•Our business and results of operations may be materially adversely affected if we are unable to retain and recruit well-qualified executives and other employees. The conservatorship, the uncertainty of our future, and compensation limits put us at a disadvantage in competing for talent.
•Our higher capital requirements relative to our primary competitor could materially negatively affect our business.
•Pursuing our housing mission requirements may materially adversely affect our business, results of operations and financial condition.
•The conservatorship and agreements with Treasury adversely affect our common and preferred stockholders.
•The liquidity and market value of our MBS could be materially adversely affected by developments in the secondary mortgage market or the UMBS market, or by legislative, regulatory or industry developments, which could have a material adverse impact on our business, financial results and financial condition.
•Our issuance of UMBS and structured securities backed by Freddie Mac-issued securities exposes us to operational and counterparty credit risk.
•Our reliance on CSS and the common securitization platform exposes us to significant third-party risk.
•We are limited in our ability to diversify our business.
•An active trading market in our equity securities may cease to exist, which would adversely affect the market price and liquidity of our common and preferred stock.
Credit Risk
•We may incur significant future provisions for credit losses and write-offs on the loans in our book of business, which could materially adversely affect our results of operations and financial condition.
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
•Our financial condition and results of operations may be materially adversely affected if mortgage servicers fail to perform their obligations to us.
•We may incur losses as a result of claims under our mortgage insurance policies not being paid in full or at all.
•We could experience additional financial losses due to mortgage fraud.
Operational and Model Risk
•A failure in our operational systems or infrastructure, or those of third parties or the financial services industry, could cause significant disruptions, materially adversely affect our business, liquidity, results of operations and financial condition, and materially harm our reputation.
•A cyber attack or other cybersecurity incident relating to our systems or those of third parties with which we do business could have a material adverse impact on our business, financial results and financial condition.
•Material weaknesses in our internal control over financial reporting could result in errors in our reported results or disclosures that are not complete or accurate.
•Failure of our models to produce reliable outputs may materially adversely affect our ability to manage risk and make effective business decisions, as well as create regulatory and reputational risk.

Fannie Mae 2024 Form 10-K	25

Risk Factors | Risk Factors Summary
Liquidity Risk
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
Market and Industry Risk
•Changes in interest rates or limitations on our ability to manage interest-rate risk successfully could materially adversely affect our financial results and condition, and increase our interest-rate risk.
•Changes in spreads could materially impact the fair value of our net assets, and therefore our results of operations and net worth.
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
Legal and Regulatory Risk
•Regulatory changes in the financial services industry and shifts in monetary policy may negatively impact our business.
•Legislative, regulatory or judicial actions, and changes in interpretations of laws, regulations or accounting standards, could negatively impact our business, results of operations, financial condition, liquidity or net worth.
•We face risk of non-compliance with our legal and regulatory obligations, which could have a material adverse impact on our business, financial results and financial condition.
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
GSE and Conservatorship Risk
The future of our company is uncertain.
The company faces an uncertain future, including how long we will continue to exist in our current form, the extent of our role in the market, the level of government support of our business, how long we will be in conservatorship, what form we will have, what ownership interest, if any, our current common and preferred stockholders will hold in us after the conservatorship is terminated, and whether we will continue to exist following conservatorship. The conservatorship has been in place since 2008, is indefinite in duration, and the timing, conditions and likelihood of our emerging from conservatorship are uncertain. Our conservatorship could terminate through a receivership. Actions taken in connection with the termination of our conservatorship could substantially dilute or eliminate any value associated with our existing common stock and preferred stock.
Termination of the conservatorship, other than in connection with a mandatory receivership, requires Treasury’s consent under the senior preferred stock purchase agreement. In addition, FHFA and Treasury have agreed to undertake certain actions prior to terminating the conservatorship, other than in connection with receivership.
We believe that our return on equity based on our regulatory capital requirements may not be sufficient to attract private investors in our equity securities, which we believe limits our options to raise sufficient capital to exit conservatorship.
Increasing our returns to a level sufficient to attract private equity investors may require increases in our pricing or changes in other aspects of our business that could affect our competitive position, our loan acquisition volumes and market share, the mix of loans that we acquire or the type of business we do, including the level of support we provide to low- and moderate-income borrowers and renters. Our ability to increase our returns may be limited given our business model, our role in the U.S. housing market, and the limitations on our ability to change our guaranty fees and pricing described in “Business—Legislation and Regulation—Guaranty Fees and Pricing.” In addition, we believe that
Treasury’s ownership of our senior preferred stock and Treasury’s potential additional substantial equity ownership in

Fannie Mae 2024 Form 10-K	26

Risk Factors | GSE and Conservatorship Risk
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
The prior Trump Administration was considering plans relating to reform of the housing finance system and our eventual exit from conservatorship. As of the date of this filing, the new Trump Administration has not issued plans for housing finance reform or the future of Fannie Mae and Freddie Mac. The Administration and Congress may consider housing finance reforms or legislation that could result in significant changes in our structure and role in the future, including proposals that would result in Fannie Mae’s liquidation or dissolution. In addition, Congress may consider legislation, federal agencies such as FHFA may consider regulations or administrative actions, or the Administration may issue executive orders that directly or indirectly increase the competition we face, reduce our market share, further restrict our ability to change our loan pricing, further expand our obligations to provide funds to Treasury, further constrain our business operations, or subject us to other obligations or restrictions that may adversely affect our business. We cannot predict the timing or content of housing finance reform legislation or other legislation, regulations or administrative actions that will impact our activities, nor can we predict the extent of such impact.
We are significantly undercapitalized and may be unable to achieve full capitalization.
Our current capital levels are negative and are significantly below the levels required under the enterprise regulatory capital framework. We may be unable to achieve full capitalization under the enterprise regulatory capital framework, as dividends to Treasury on the senior preferred stock may resume before we reach full capitalization. Our efforts to build capital to meet our requirements can be significantly affected by the amount, type and pricing of our new loan acquisitions, which can drive increases in our required capital that offset or even outpace increases in our available capital. For more information on the enterprise regulatory capital framework and our capital metrics as of December 31,
2024, see “Business—Legislation and Regulation—Capital Requirements” and “MD&A—Liquidity and Capital
Management—Capital Management—Capital Requirements.”
FHFA, as our conservator, controls our business activities. We may be required by FHFA to take actions that are difficult to implement, reduce our profitability or expose us to additional risk.
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
FHFA may require us to undertake some activities that: reduce our profitability; expose us to additional credit, market, funding, operational, legal, and other risks; or provide additional support for the mortgage market that serves our mission, but adversely affects our financial results.
FHFA can prevent us from engaging in business activities or transactions that we believe would benefit our business and financial results, and from time to time has done so. For example, FHFA can both prevent us from making, and direct us to make, changes to our guaranty fee pricing, and has currently set minimum return thresholds for our loan acquisitions, as described in “Business—Legislation and Regulation—Guaranty Fees and Pricing.” These factors constrain our ability to address changing market conditions, pursue certain strategic objectives, manage the mix of loans we acquire, and compete with Freddie Mac for the acquisition of loans.
With FHFA’s broad powers as conservator, changes in leadership at FHFA, including those resulting from the recent change in the Administration, could result in significant changes to the goals, direction and regulations that FHFA

Fannie Mae 2024 Form 10-K	27

Risk Factors | GSE and Conservatorship Risk
establishes for us and could have a material impact on our business and financial results. The President has the power to remove the FHFA Director.
Our business activities are significantly affected by the senior preferred stock purchase agreement.
Even if we are released from conservatorship, we would remain subject to the terms of the senior preferred stock purchase agreement with Treasury, under which we issued the senior preferred stock and warrant, unless those terms are waived or amended. The senior preferred stock purchase agreement can only be waived or amended with the consent of Treasury. The agreement includes a number of covenants that significantly restrict our business activities.
We believe these restrictions under the senior preferred stock purchase agreement adversely affect our ability to attract capital from the private sector. For more information about the covenants in the senior preferred stock purchase agreement, see “Business—Conservatorship and Treasury Agreements—Treasury Agreements—Covenants.”
Our regulator is authorized or required to place us into receivership under specified conditions, which would result in our liquidation. Amounts recovered by our receiver may not be sufficient to pay claims outstanding against us, repay the liquidation preference of our preferred stock or to provide any proceeds to common stockholders.
The FHFA Director is required to place us into receivership if they make a written determination that our assets are less than our obligations or if we have not been paying our debts as they become due, in either case, for a period of 60 days after the SEC filing deadline for any of our Form 10-Ks or Form 10-Qs. Although Treasury committed to providing us funds in accordance with the terms of the senior preferred stock purchase agreement, if we need funding from Treasury to avoid triggering FHFA’s obligation to place us into receivership, Treasury may not be able to provide sufficient funds to us within the required 60 days if it has exhausted its borrowing authority, if there is a government shutdown, or if the funding we need exceeds the amount available to us under the agreement. In addition, with the prior written consent of
Treasury, we could be put into receivership at the discretion of the FHFA Director at any time for the reasons set forth in the GSE Act, including if our board of directors or stockholders consent to the appointment of a receiver or, if under the definitions in the GSE Act, we are undercapitalized with no reasonable prospect of becoming adequately capitalized or we are critically undercapitalized. Under the GSE Act, FHFA succeeded to all of the rights, titles, powers and privileges of our board of directors and stockholders.
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
In the event of such a liquidation, we can make no assurances that there would be sufficient proceeds to make any distribution to holders of our preferred stock or common stock, other than to Treasury as the holder of our senior preferred stock. As described in “Business—Conservatorship and Treasury Agreements—Treasury Agreements—
Senior Preferred Stock Purchase Agreement and Senior Preferred Stock,” under the current terms of the senior preferred stock, until the capital reserve end date, the liquidation preference of the senior preferred stock increases each quarter by the amount of the increase in our net worth, if any, during the immediately prior fiscal quarter. The aggregate liquidation preference of the senior preferred stock was $212.0 billion as of December 31, 2024, and we expect it will continue to increase as we increase our net worth.
Our business and results of operations may be materially adversely affected if we are unable to retain and recruit well-qualified executives and other employees. The conservatorship, the uncertainty of our future, and compensation limits put us at a disadvantage in competing for talent.
Our business is highly dependent on the talents and efforts of our executives and other employees. The conservatorship, the uncertainty of our future, and limitations on executive compensation have had, and are likely to continue to have, an adverse effect on our ability to retain and recruit talent. Departures in key management positions and challenges in finding replacements could materially harm our ability to manage our business effectively, to successfully implement strategic initiatives, and ultimately could adversely affect our financial performance.

Fannie Mae 2024 Form 10-K	28

Risk Factors | GSE and Conservatorship Risk
Actions taken by Congress, FHFA and Treasury to date, or that may be taken by them or other government agencies in the future, have had and are expected to continue to have an adverse effect on our retention and recruitment of executives. We are subject to significant restrictions on the amount and type of compensation we may pay as a result of the senior preferred stock purchase agreement and conservatorship, as described in more detail in “Executive
Compensation—Compensation Discussion and Analysis—Restrictions on Executive Compensation.” For example, during conservatorship direct annual compensation for our chief executive officer (“CEO”) role is limited to base salary at an annual rate of $600,000 and our senior executives are prohibited from receiving bonuses. The cap on our CEO compensation continues to make retention and succession planning for this position difficult, and it may make it difficult to attract qualified candidates for this critical role in the future. As a result of the restrictions on our compensation, we have not been able to incent and reward excellent performance and appropriate risk taking with compensation structures that provide upside potential to our executives, which places us at a disadvantage compared to many other companies in attracting and retaining executives.
In addition to restrictions on our compensation, our ability to retain and recruit executives and other employees has been and may continue to be adversely affected by the uncertainty of potential action by the Administration or Congress with respect to our business, as described in the risk factors above.
We face competition from the financial services and technology industries, and from businesses outside of these industries, for qualified executives and other employees. If future competition for executive and employee talent remains strong and if we are unable to attract, promote and retain executives and other employees with the necessary skills and talent, we would face increased risks for operational failures. In the future, if there are several high-level departures at approximately the same time, our ability to conduct our business could be materially adversely affected, which could have a material adverse effect on our results of operations and financial condition.
Our higher capital requirements relative to our primary competitor could materially negatively affect our business.
We have higher capital requirements than our primary competitor, Freddie Mac, driven primarily by our larger share of
U.S. residential mortgage debt outstanding. These higher capital requirements relative to Freddie Mac could materially negatively affect our ability to compete with Freddie Mac for the acquisition of mortgage loans, our market share, and the profitability and credit characteristics of the loans we acquire.
Pursuing our housing mission requirements may materially adversely affect our business, results of operations and financial condition.
We are required by the GSE Act and FHFA regulation to support the housing market in ways that could materially adversely affect our financial results and condition. For example, we are subject to housing goals that require a portion of the mortgage loans we acquire to meet specified standards relating to affordability or location. We also have a duty to serve very low-, low- and moderate-income families in three specified underserved markets: manufactured housing, affordable housing preservation and rural housing.
We are taking actions to support the housing market that could materially adversely affect our profitability and our ability to meet our targeted return requirements established by FHFA. For example, we are acquiring loans to meet our housing mission requirements that generally offer lower expected returns than the returns earned on non-mission-
related loans, which negatively affects our ability to meet our targeted return requirements established by FHFA. In addition, some of the loans we acquire to meet our housing mission requirements pose a higher credit risk than the other loans we purchase, which could materially increase our provision for credit losses and our write-offs.
If we do not meet our housing goals or duty-to-serve requirements, and FHFA finds that the goals or requirements were feasible, FHFA may require us to submit a housing plan describing the actions we will take to improve our performance.
The actions we take under the housing plan could have a material adverse effect on our results of operations and financial condition. The potential penalties for failure to comply with housing plan requirements relating to our housing goals include a cease-and-desist order and civil money penalties. See “Business—Legislation and Regulation” for more information on our housing goals and duty to serve underserved markets.
The conservatorship and agreements with Treasury adversely affect our common and preferred stockholders.
The material adverse effects on our stockholders of the conservatorship and under the current terms of our agreements with Treasury include the following:
No voting rights during conservatorship. During conservatorship, our common stockholders do not have the ability to elect directors or to vote on other matters unless the conservator delegates this authority to them.
No dividends to common or preferred stockholders, other than to Treasury. Our conservator announced in September
2008 that we would not pay any dividends on the common stock or on any series of preferred stock, other than the senior preferred stock, while we are in conservatorship. In addition, under the terms of the senior preferred stock

Fannie Mae 2024 Form 10-K	29

Risk Factors | GSE and Conservatorship Risk
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
Under the current terms of the senior preferred stock, until the capital reserve end date, the liquidation preference of the senior preferred stock increases each quarter by the amount of the increase in our net worth, if any, during the immediately prior fiscal quarter. We expect the aggregate liquidation preference of the senior preferred stock will continue to increase as we increase our net worth. In addition, the current terms of the senior preferred stock provide that, following the capital reserve end date, we will be required to pay dividends on the senior preferred stock of the lesser of (1) a 10% annual rate on the then-current liquidation preference of the senior preferred stock and (2) an amount equal to the incremental increase in our net worth during the immediately prior fiscal quarter. The current terms of the senior preferred stock also provide that dividends will resume when our net worth exceeds the amount of adjusted total capital necessary for us to meet the capital requirements and buffers set forth in the enterprise regulatory capital framework, which we expect will occur before the capital reserve end date because our net worth is calculated differently than, and is higher than, our available capital under the enterprise regulatory capital framework. As of
December 31, 2024, the amount of adjusted total capital necessary for us to meet the capital requirements and buffers set forth in the enterprise regulatory capital framework was $190 billion, our net worth was $94.7 billion and we had an available capital deficit of $37 billion. See “Business—Conservatorship and Treasury Agreements—Treasury
Agreements—Senior Preferred Stock Purchase Agreement and Senior Preferred Stock” for more information on the dividend provisions and aggregate liquidation preference of the senior preferred stock.
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
The liquidity and market value of our MBS could be materially adversely affected by developments in the secondary mortgage market or the UMBS market, or by legislative, regulatory or industry developments, which could have a material adverse impact on our business, financial results and financial condition.
The success of UMBS is largely predicated on the fungibility of UMBS issued by Fannie Mae and Freddie Mac. If investors stop viewing Fannie Mae-issued UMBS and Freddie Mac-issued UMBS as fungible, or if investors prefer
Freddie Mac-issued UMBS over Fannie Mae-issued UMBS, it could adversely affect the liquidity and market value of
Fannie Mae MBS, the volume of our UMBS issuances and our guaranty fee revenues. Our competitiveness in purchasing single-family loans from our lenders and the volume and profitability of our single-family business activity are affected by the price performance of UMBS issued by us relative to comparable Freddie Mac-issued UMBS. If our
UMBS were to trade at a material discount relative to comparable Freddie Mac-issued UMBS, or at a minor discount for a prolonged period of time, due to prepayment performance, credit profile or other factors, such a difference in relative pricing may create an incentive for lenders to conduct more of their single-family business with Freddie Mac.
To support the fungibility of Fannie Mae-issued UMBS and Freddie Mac-issued UMBS, FHFA adopted a rule to align
Fannie Mae and Freddie Mac programs, policies and practices that affect the prepayment rates of TBA-eligible mortgage-backed securities. However, these alignment efforts may not be successful and the prepayment rates on
Fannie Mae-issued UMBS and Freddie Mac-issued UMBS could materially diverge in a manner that is disadvantageous for us.
It is possible that a liquid market for our UMBS may not be sustained, which could materially adversely affect their price performance and our single-family market share. A significant reduction in our market share, and thus in the volume of loans that we securitize, or a reduction in the trading volume of our UMBS, could materially reduce the liquidity of our
UMBS. While we may decide to employ various strategies to support the liquidity and price performance of our UMBS, any such strategies may fail or may result in our incurring costs that materially adversely affect our business and financial results. We may cease any such activities at any time, or FHFA could require us to do so, which could materially adversely affect the liquidity and price performance of our UMBS.

Fannie Mae 2024 Form 10-K	30

Risk Factors | GSE and Conservatorship Risk
In addition, we have experienced, and may continue to experience, price differences with Freddie Mac on individual new production pools of TBA-eligible mortgages, particularly with respect to specified pools and our multi-lender securities.
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
When we resecuritize Freddie Mac-issued UMBS or other Freddie Mac securities, our guaranty of principal and interest extends to the underlying Freddie Mac security. Although we have an indemnification agreement with Freddie Mac, in the event Freddie Mac were to fail (for credit or operational reasons) to make a payment due on its securities underlying a Fannie Mae-issued structured security, we would be obligated under our guaranty to fund any shortfall and make the entire payment on the related Fannie Mae-issued structured security on that payment date. A failure by Freddie Mac to meet these obligations could have a material adverse effect on our earnings and financial condition, and we could be dependent on Freddie Mac and on the senior preferred stock purchase agreements that we and Freddie Mac each have with Treasury to avoid a liquidity event or a default under our guaranty. Our current risk exposure to Freddie Mac-issued securities is provided in “MD&A—Guaranty Book of Business.” In addition, the market value and liquidity profile of single-family Fannie Mae MBS could be affected by financial and operational incidents relating to Freddie Mac, even if those incidents do not directly relate to Fannie Mae or Fannie Mae MBS.
Our reliance on CSS and the common securitization platform exposes us to significant third-party risk.
We rely on CSS and its common securitization platform for the operation of a majority of our single-family securitization activities. Although we jointly own CSS with Freddie Mac, there are limitations on our ability to control CSS.
The CSS Board of Managers currently has eight members—the CSS CEO, two members appointed by Fannie Mae, two members appointed by Freddie Mac, and three members appointed by FHFA, which includes the Board Chair.
FHFA has the right to appoint one additional board member. If FHFA appoints an additional board member, the four CSS
Board members that we and Freddie Mac appoint could be outvoted by the other five Board members on any matter during conservatorship and on a number of significant matters after conservatorship.
Board actions must be approved by a majority vote and the Board may not take any actions absent the Chair’s consent.
Once either Fannie Mae or Freddie Mac has exited conservatorship and is not in receivership, the Board Chair and any board members appointed by FHFA may be removed by a unanimous vote of the Fannie Mae and Freddie Mac members and the CSS CEO. Although the limited liability company agreement would require our approval for certain
“material decisions” if either we or Freddie Mac have exited conservatorship, the CSS Board may approve a number of actions even after conservatorship over the objection of the board members we appoint, including: approval of the annual budget and strategic plan for CSS (so long as it does not involve a material business change); withdrawal of capital by a member; and requiring capital contributions necessary to support CSS’s ordinary business operations. It is possible that FHFA may require us to make additional changes to the CSS limited liability company agreement, or may otherwise impose restrictions or provisions relating to CSS or UMBS, that may adversely affect us.
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
Although implementation of any fee changes could require a further amendment to the customer services agreement, we might not have significant leverage to negotiate that amendment and the associated fee changes given our dependence on CSS.

Fannie Mae 2024 Form 10-K	31

Risk Factors | GSE and Conservatorship Risk
Our securitization activities are complex and present significant operational and technological challenges and risks. Any measures we take to mitigate these challenges and risks might not be sufficient to prevent a disruption to our securitization activities. Our business activities could be adversely affected and the market for single-family Fannie Mae
MBS could be disrupted if the common securitization platform were to fail or otherwise become unavailable to us or if
CSS were unable to perform its obligations to us. Any such failure or unavailability could have a significant adverse impact on our business and could adversely affect the liquidity or market value of our single-family MBS. In addition, a failure by CSS to maintain effective controls and procedures could result in material errors in our reported results or in disclosures that are materially incomplete or materially inaccurate.
We are limited in our ability to diversify our business.
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
Credit Risk
We may incur significant future provisions for credit losses and write-offs on the loans in our book of business, which could materially adversely affect our results of operations and financial condition.
We are exposed to a significant amount of mortgage credit risk on our $4.1 trillion guaranty book of business. Borrowers may fail to make required payments on mortgage loans we own or guaranty. This exposes us to the risk of credit losses.
We have experienced significant provisions for credit losses that have materially adversely affected our financial results in certain prior periods, and this could occur again in a future period.
In general, significant home price or multifamily property value declines or increased loan delinquencies could materially increase our provision for credit losses and our write-offs. Loan delinquencies, among other factors, are influenced by income growth rates and unemployment levels, which affect borrowers’ ability to make their mortgage payments.
Changes in home prices or multifamily property values affect the amount of equity that borrowers have in their properties. As home prices and multifamily property values increase, the severity of losses we incur on defaulted loans that we hold or guarantee decreases because the amount we can recover from the properties securing the loans increases. Conversely, declines in home prices and multifamily property values increase the losses we incur on defaulted loans. If home prices or multifamily property values decline rapidly and a large number of borrowers default on their loans, we could experience significant credit losses on our book of business, which could materially adversely affect our results of operations and financial condition.
Given our expectation of slower economic and home price growth in 2025 and 2026, we expect the credit performance of the loans in our guaranty book of business may decline compared to recent performance, which is reflected in our allowance for credit losses as of December 31, 2024. If economic conditions are worse than we currently expect, or if home price growth or multifamily property value growth are slower than we currently expect, we could experience

Fannie Mae 2024 Form 10-K	32

Risk Factors | Credit Risk
materially higher provisions for credit losses and write-offs. See “MD&A—Key Market Economic Indicators” for a discussion of our expectations for economic growth and home prices.
We have loans in our single-family guaranty book of business that are typically associated with higher levels of credit risk, such as loans with high LTV ratios, high debt-to-income (“DTI”) ratios and lower FICO credit scores. Similarly, we have loans in our multifamily guaranty book of business that may present higher credit risk, such as high LTV ratios and lower debt service coverage ratios (“DSCRs”). We present detailed information about the risk characteristics of our single-family conventional guaranty book of business in “MD&A—Single-Family Business” and our multifamily guaranty book of business in “MD&A—Multifamily Business.”
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
In addition, the costs associated with credit risk transfer transactions are significant and may increase. For a discussion of how we use credit risk transfer transactions to reduce our credit risk and manage our capital requirements, see
“MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Credit
Enhancement and Transfer of Mortgage Credit Risk” and “MD&A—Multifamily Business—Multifamily Mortgage Credit
Risk Management—Multifamily Transfer of Mortgage Credit Risk.”
We may suffer material losses if borrowers suffer property damage as a result of hazards for which the borrowers have no or insufficient insurance.
We require borrowers to obtain and maintain property insurance to cover the risk of damage to their homes or properties resulting from hazards such as fire, wind and, for properties in a Federal Emergency Management Agency
(“FEMA”)-designated Special Flood Hazard Area, flooding. However, insurance would not cover property damage from hazards for which we do not generally require insurance, such as earthquake damage or flood damage on a property located outside a Special Flood Hazard Area. There may be instances in which borrowers’ claims under insurance policies are not paid, borrowers’ insurance is insufficient to cover their losses, borrowers fail to use insurance proceeds to make improvements to the property commensurate with the value of the damaged improvements, or borrowers fail to maintain insurance and suffer property damage. Additionally, hazard insurers may experience significant financial strain and be unable to make payments on related claims during a period in which significant numbers of mortgaged properties are damaged by natural or other disasters. Since we generally permit borrowers to select and obtain required hazard insurance policies, our requirements for hazard insurance coverage are verified by the lender or servicer, as applicable. For single-family loans, we require a minimum financial strength rating for nongovernmental hazard insurers that must be provided by S&P Global, Demotech, AM Best or KBRA, while for multifamily loans the rating must be provided by Demotech or AM Best. We do not independently verify the financial condition of these hazard insurers and rely on these rating agencies for their assessment of the financial condition of these insurers. To the extent that borrowers suffer property damage as a result of a hazard that is uninsured or underinsured, or the hazard insurer does not pay their claim, the borrowers may not pay their mortgage loans. If borrowers fail to make required payments on mortgage loans we own or guarantee, we could experience significant provisions for credit losses and write-offs on the loans in our book of business.

Fannie Mae 2024 Form 10-K	33

Risk Factors | Credit Risk
We estimate that, as of December 31, 2024, only a small portion of loans in our guaranty book of business were located in a Special Flood Hazard Area, for which we require flood insurance: 3.3% of loans in our single-family guaranty book of business and 7.4% of loans in our multifamily guaranty book of business. We believe that only a small portion of borrowers in most places outside of these areas obtain flood insurance. The risk of significant flooding in places outside of a Special Flood Hazard Area is expected to increase due to climate change. Furthermore, FEMA flood maps may not accurately reflect the extent of flood risks in certain areas, and do not indicate how the risk will change in the future.
Single-family borrowers who obtain flood insurance generally rely on the National Flood Insurance Program (“NFIP”), which was recently extended through March 14, 2025. If Congress fails to extend or re-authorize the program upon future expirations, FEMA may not have sufficient funds to pay claims for flood damage, and borrowers may not be able to renew their flood insurance coverage or obtain new policies through the NFIP. In addition, NFIP insurance does not cover temporary living expenses, and the maximum limit of coverage available under NFIP for a single-family residential property is $250,000, which may not be sufficient to cover all losses.
Increases in the intensity or frequency of floods or other weather-related disasters as a result of climate change are expected to increase the foregoing risks. In some areas, some insurers have ceased writing new coverage or have significantly increased insurance premiums for certain perils. As coverage becomes unavailable or prohibitively expensive in an area, home prices or multifamily property values may experience considerable negative impacts, and borrowers may face greater financial strain. For example, the recent California wildfires have resulted in widespread property damage, which may lead to increased insurance costs, diminished housing affordability and economic instability in that region. Ultimately, the desirability of areas that frequently experience hurricanes, wildfires, or other natural disasters or face chronic climate-related physical risks, may diminish over time. This could adversely affect those regions’ economies, home prices and multifamily property values, which may negatively impact our financial results. In addition, investors may place greater weight on climate-related risks when making investment decisions, which could increase our cost or ability to transfer credit risk.
The occurrence of major natural or other disasters in the United States or its territories could materially increase our provision for credit losses and our write-offs.
We conduct our business in the single-family and multifamily residential mortgage markets and own or guarantee the performance of mortgage loans throughout the United States and its territories. The occurrence of a major disruptive event, such as a major natural or environmental disaster, terrorist attack, cyber attack, pandemic, or similar event, in the
United States or its territories could negatively impact our provision for credit losses and our write-offs on loans in the affected geographic area or, depending on the magnitude, scope and nature of the event, nationally, in a number of ways.
A major disruptive event that either damages or destroys single-family or multifamily real estate securing mortgage loans in our book of business or negatively impacts the ability of borrowers to make principal and interest payments on mortgage loans in our book of business could increase our delinquency rates, default rates and average loan loss severity of our book of business in the affected region or regions. The amount of losses we incur following a major disruptive event is affected by the availability of federal, state, or local assistance to borrowers affected by the event. If such assistance is unavailable or severely limited following a major disruptive event, it could impact borrowers’ ability to repay their mortgage loans and adversely affect our business and financial results. In January 2025, the Administration issued an executive order establishing a council to provide recommendations for FEMA’s reform.
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
Additionally, we do not differentiate our single-family guaranty fee pricing based on geographic area; therefore, we do not charge higher upfront guaranty fees on single-family loans in geographic areas that may be more susceptible to major disruptive or climate-related events. Charging differentiated single-family upfront guaranty fees on loans in certain geographic areas would require the approval of FHFA as conservator.
Our business, financial condition and results of operations could be materially adversely affected by impacts related to climate change.
Climate change presents both immediate and long-term risks to our business, financial condition and results of operations. We face physical risks relating to event-driven (acute) disasters and longer-term (chronic) shifts in climate patterns. We also face risks resulting from a potential transition to a lower-carbon economy.

Fannie Mae 2024 Form 10-K	34

Risk Factors | Credit Risk
Recent years have seen frequent and severe natural disasters in the U.S., including wildfires, hurricanes, tornadoes, high winds, severe flooding, mudslides, and environmental contamination. We believe the frequency and intensity of major weather-related events in recent years are indicative of the impacts of climate change, which we expect to persist and worsen in the future. Population growth and an increase in people living in high-risk areas, such as coastal areas vulnerable to severe storms and flooding, have also increased the impact of these events.
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
In addition to the impact of natural disasters, longer-term shifts in climate patterns could result in chronic risks such as sustained higher temperatures, sea level rise, water scarcity and increased wildfires that negatively affect certain regions, which could negatively affect home prices and multifamily property values in those regions, the availability, quality and affordability of insurance, as well as the ability of borrowers in those regions to pay their mortgage loans.
Efforts to address climate risks, such as transitioning to a lower-carbon economy, could also affect our business.
Regulatory actions, new building codes, carbon taxes, and energy efficiency requirements could increase housing and compliance costs, impacting borrowers’ ability to pay their mortgage loans. Changes in borrower and renter preferences, migration patterns, and property values driven by climate-related concerns could also increase our risk exposure. A transition away from more carbon-intense industries could negatively impact certain industries and regional economies, affecting the ability of borrowers in those industries or regions to pay their mortgage loans.
The timing and severity of climate-related events or societal changes in reaction to them are difficult to predict. Our business and reputation may be harmed if our response to climate-related risks is perceived to be ineffective or insufficient. While we are taking steps to integrate climate risk considerations into our Enterprise Risk Management framework, our risk management strategies may not be effective in mitigating our climate risk exposure. As regulators begin to mandate additional disclosure of climate-related information by companies, there may continue to be a lack of information needed for robust climate-related risk analyses. Third-party exposures to climate-related risks and other data generally are limited in availability and vary in quality. Modeling capabilities to analyze climate-related risks and interconnections are improving but remain incomplete. We believe these limitations will affect our ability to identify and manage climate-related risks. For a discussion on climate and natural disaster risk management, see “MD&A—Risk
Management—Climate and Natural Disaster Risk Management.”
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
We also have direct counterparty exposure to: derivatives counterparties; custodial depository institutions; mortgage originators, investors and dealers; debt security dealers; central counterparty clearing institutions; and document custodians.
The concentration of our counterparties in similar or related businesses heightens our counterparty risk exposure. We routinely enter into a high volume of transactions with counterparties in the financial services industry, including brokers and dealers, mortgage lenders and commercial banks, and mortgage insurers, resulting in a significant credit concentration with respect to this industry. We may also have multiple exposures to particular counterparties, as many

Fannie Mae 2024 Form 10-K	35

Risk Factors | Credit Risk
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
An institutional counterparty may default on its obligations to us for a number of reasons, such as changes in financial condition that affect its credit rating, changes in its servicer rating, a reduction in liquidity, operational failures, a cybersecurity incident, or insolvency. In the event of a bankruptcy or receivership of one of our counterparties, we may be required to establish evidence of our ownership rights to the assets these counterparties hold on our behalf to the satisfaction of the bankruptcy court or receiver, which could result in a delay in accessing these assets causing a decline in their value. Counterparty defaults or limitations on their ability to do business with us could result in significant financial losses or hamper our ability to do business or manage the risks to our business. In addition, if we are unable to replace a defaulting counterparty that performs services critical to our business, it could adversely affect our ability to conduct our operations and manage risk.
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
We also have indirect counterparty exposure to many different types of entities that provide services and credit enhancements to our direct counterparties, such as hazard insurers.
Our financial condition and results of operations may be materially adversely affected if mortgage servicers fail to perform their obligations to us.
We delegate the servicing of the mortgage loans in our guaranty book of business to mortgage servicers; we do not have our own servicing function. Functions performed by mortgage servicers on our behalf include collecting and delivering principal and interest payments, administering escrow accounts, monitoring and reporting delinquencies, performing default prevention and loss mitigation activities, and other functions. A servicer’s inability or other failure to perform these functions or to follow our requirements could negatively impact our ability to, among other things:
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
As of December 31, 2024, over half of our single-family guaranty book and over half of our multifamily guaranty book were serviced by non-depository servicers. The generally lower financial strength and liquidity of non-depository mortgage servicers compared with depository mortgage servicers may negatively affect their ability to fully satisfy their

Fannie Mae 2024 Form 10-K	36

Risk Factors | Credit Risk
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
With respect to primary mortgage insurers that we have approved to write coverage on loans sold to us, we currently do not differentiate pricing based on counterparty strength or operational performance. Additionally, we would not revoke a primary mortgage insurer’s status as an eligible insurer unless there were a material violation of our private mortgage insurer eligibility requirements. Further, we do not generally select the provider of primary mortgage insurance on a specific loan, because the selection is usually made by the lender at the time the loan is originated. Accordingly, we have limited ability to manage our concentration risk with respect to primary mortgage insurers.
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
We could experience additional financial losses due to mortgage fraud.
We use a process of delegated underwriting in which single-family and multifamily lenders make specific representations and warranties about the characteristics of the mortgage loans we purchase and securitize. As a result, while we have implemented certain quality control processes, we do not independently verify all borrower information that is provided to us. This exposes us to an increased risk that one or more of the parties involved in a transaction
(such as the borrower, borrower’s attorney, sponsor, seller, broker, appraiser, property inspector, title agent, lender or servicer) will engage in fraud by misrepresenting facts about a mortgage loan. Similarly, we rely on delegated servicing of loans and use of a variety of external resources to assist in asset management functions, including managing our
REO inventory. For a discussion of how we mitigate this risk, see “MD&A—Single-Family Business” and “MD&A—
Multifamily Business.” We have experienced financial losses resulting from mortgage fraud, including institutional fraud perpetrated by counterparties. In the future, we may experience additional financial losses as a result of mortgage fraud that could be material to our financial results.
We have discovered instances of multifamily lending transactions in which one or more of the parties involved engaged in mortgage fraud or possible mortgage fraud, and we continue to investigate additional multifamily lending transactions in which we suspect fraud may have occurred and may discover additional multifamily loans we have purchased that were affected by fraud. Certain gaps have been identified in our processes for managing multifamily loan origination fraud risk and for overseeing our multifamily seller/servicer counterparties. See “MD&A—Multifamily Business—
Multifamily Mortgage Credit Risk Management—Multifamily Acquisition Policy and Underwriting Standards” for a
discussion of actions we have taken and are taking to improve these processes. Until we implement our remaining planned process improvements for managing multifamily loan origination fraud risk and oversight of multifamily seller/
servicer counterparties, we may face a higher risk that we will be unable to detect or prevent fraudulent multifamily lending transactions, which could negatively affect our future financial results and condition.

Fannie Mae 2024 Form 10-K	37

Risk Factors | Operational and Model Risk
Operational and Model Risk
A failure in our operational systems or infrastructure, or those of third parties or the financial services industry, could cause significant disruptions, materially adversely affect our business, liquidity, results of operations and financial condition, and materially harm our reputation.
Shortcomings or failures in our internal processes, people, or systems, third parties, or external events, could significantly disrupt our business or have a material adverse effect on our risk management, liquidity, financial statement reliability, financial condition and results of operations. Such a failure could result in legislative or regulatory intervention or sanctions, liability to counterparties, financial losses, business disruptions and damage to our reputation. For example, our business is highly dependent on our ability to manage and process, on a daily basis, an extremely large number of transactions, many of which are highly complex, across numerous and diverse markets that continuously and rapidly change and evolve. These transactions are subject to various legal, accounting and regulatory standards. Our financial, accounting, data processing or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our control, adversely affecting our ability to process these transactions or manage associated data with reliability and integrity. For example, a third-party software update could negatively affect the functionality of our systems. In addition, we rely on information provided by third parties in processing many of our transactions; that information may be incorrect or we may fail to properly manage or analyze it or properly monitor its data quality.
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
Our ability to manage and aggregate data may be limited by the effectiveness of our policies, programs, processes, systems and practices that govern how data is acquired, validated, stored, protected, processed and shared. Failure to manage data effectively and to aggregate data in an accurate and timely manner may limit our ability to manage current and emerging risks, as well as to manage changing business needs. The increasing use of new third-party and open source artificial intelligence tools poses additional risks relating to the protection of data, including the potential exposure of our proprietary confidential information to unauthorized recipients and the misuse of our intellectual property. Third-party service providers or other external parties, or our employees, may use artificial intelligence in ways we have not authorized that may increase our risk of loss of our confidential data or intellectual property, or that create operational or reputational risks for us.
We use artificial intelligence and machine learning technology to help manage some of the operational risks we face.
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
We also face the risk of operational failure, termination or capacity constraints of any of the clearing agents, paying agents, exchanges, clearinghouses or other financial intermediaries, including the Federal Reserve, we use to facilitate our securities and derivatives transactions. Moreover, the consolidation and interconnectivity among clearing agents, exchanges and clearing houses increases the risk of operational failure, on both an individual basis and an industry-

Fannie Mae 2024 Form 10-K	38

Risk Factors | Operational and Model Risk
wide basis. Any such failure, termination or constraint could adversely affect our ability to effect transactions or manage our exposure to risk.
Most of our employees and business operations functions are consolidated in two metropolitan areas: Washington, DC and Dallas, Texas. A major disruptive event at or affecting either location (such as severe weather, natural disaster, utility failure, civil unrest, terrorist attack or active shooter) could significantly adversely impact our ability to conduct normal business operations. Moreover, because of the concentration of our employees in the Washington, DC and
Dallas metropolitan areas, a regional disruption, particularly a disruption with a sustained impact, in one of these areas could prevent our employees from accessing our facilities, working remotely, or communicating with or traveling to other locations. Accordingly, the occurrence of one or more major disruptive events could materially adversely affect our ability to conduct our business and lead to financial losses.
A cyber attack or other cybersecurity incident relating to our systems or those of third parties with which we do business could have a material adverse impact on our business, financial results and financial condition.
Our operations rely on the secure processing, storage and transmission of confidential and other information (including personal information) in our computer systems and networks, and those of third parties with which we do business.
Cybersecurity risks for large institutions like us have continued to increase, in part because of the proliferation of new technologies and the use of the Internet, telecommunications and cloud technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, “hacktivists,” terrorists, and other external parties, including nation-states and foreign state-sponsored threat actors. A number of financial services companies, consumer-based companies, software and information technology service providers, and other organizations have reported the unauthorized access or disclosure of client, customer or other confidential information (including personal information), as well as cybersecurity incidents involving the dissemination, theft or destruction of corporate information or other assets. There have also been many highly publicized cyber attacks where threat actors have requested
“ransom” payments in exchange for not disclosing stolen customer information or for restoring access to the company’s systems. In addition, there have been cyber attacks against companies where threat actors have misled company personnel into granting unauthorized access or making unauthorized transfers of funds to the actors’ accounts.
We have been, and expect to continue to be, the target of cyber attacks and other cybersecurity threats, such as computer viruses, malware, ransomware, denial of service attacks, phishing and other social engineering attacks, and data breaches. We also have experienced, and expect to continue to experience, incidents such as server malfunctions, system outages, and software or hardware failures. We could also be materially adversely affected by cybersecurity incidents that target the infrastructure of the Internet and critical service providers, as such incidents could cause widespread unavailability of websites, applications and application programming interfaces (“APIs”), and degrade website, application and API performance. Despite our efforts to protect the integrity of our systems and information, we may not be able to anticipate, detect or recognize all cybersecurity threats, or to implement effective preventative measures against all cybersecurity threats, especially because the techniques used in cyber attacks are increasingly sophisticated, change frequently, and in some cases are not recognized until launched or even later. To date, cybersecurity incidents have not had a material impact on our business strategy, business, financial results or financial condition. However, we could suffer material financial or other losses, as well as material reputational damage, as a result of cybersecurity incidents.
Our risk and exposure to cyber attacks and other cybersecurity incidents remain heightened because of, among other things:
•the evolving nature and increasing frequency of these threats, including the emergence of powerful new technologies to assist threat actors in cyber attacks, such as generative artificial intelligence, machine learning and quantum computing;
•the persistence, sophistication and intensity of cybersecurity threats;
•our prominent size and scale and our role in the financial services industry;
•the outsourcing of some of our business operations;
•our and our third parties’ use of automation, artificial intelligence and robotics;
•a shortage of qualified cybersecurity professionals in the industry;
•our migration to cloud-based systems;
•our use of employee-owned devices for business communication;
•the interconnectivity and interdependence of external parties to our systems; and
•the current global economic and political environment.

Fannie Mae 2024 Form 10-K	39

Risk Factors | Operational and Model Risk
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
Cybersecurity incidents from time to time could result in the theft of important assets or the unauthorized disclosure, gathering, monitoring, misuse, corruption, loss or destruction of confidential and other information (including personal information) that belongs to us, our lenders, our servicers, our counterparties, third-party service providers or borrowers that is processed and stored in, and transmitted through, our computer systems and networks. These incidents could also result in damage to our systems or otherwise cause interruptions or malfunctions in our, our lenders’, our counterparties’ or third parties’ operations, systems or networks, which could disrupt our day-to-day business activities and negatively affect our ability to effect business transactions and manage our exposure to risk. We have experienced cybersecurity incidents and some of these incidents have resulted in disruptions to our systems and/or those of our lenders, counterparties and other third parties, as well as financial losses. While to date the impact of these incidents has not been material to our business strategy, business, financial results or financial condition, cybersecurity incidents could result in financial losses, loss of lenders, servicers and business opportunities, reputational damage, damage to our competitive position, litigation, regulatory fines, penalties or intervention, reimbursement or other compensatory costs or other harms that have a material adverse impact on our business strategy, business, financial results or financial condition.
Cyber attacks or other cybersecurity incidents can persist for an extended period of time without detection. It may take considerable time to complete an investigation of a cybersecurity incident and obtain full and reliable information. While we are investigating a cybersecurity incident, we may not know the full impact of the incident or how to remediate it, and actions and decisions that are taken or made may further increase the negative impact of the incident. In addition, announcing that a cyber attack or cybersecurity incident has occurred may worsen the impact of the attack or incident, and may increase the risk of additional cyber attacks. All or any of these challenges could further increase the costs and consequences of a cybersecurity incident, as well as hinder our ability to obtain and provide rapid, complete and reliable information about a cybersecurity incident. We may be required to expend significant additional resources to modify or add to our protective measures and to investigate and remediate vulnerabilities or other exposures arising from cybersecurity risks.
Although we maintain insurance coverage relating to cybersecurity risks, our insurance may not be sufficient to provide adequate loss coverage (including if the insurer denies future claims) and may not continue to be available to us on economically reasonable terms, or at all. Further, we cannot ensure that any indemnification or limitation of liability provisions in our agreements with lenders, servicers, service providers, vendors, counterparties and other third parties with which we do business would be enforceable or adequate or would otherwise protect us from liabilities or damages with respect to a particular claim in connection with a cybersecurity incident.
Third parties with which we do business and our regulators are also sources of cybersecurity risk. Because we are interconnected with and dependent on third-party vendors, lenders, servicers, exchanges, clearing houses, fiscal and paying agents, and other financial intermediaries, including CSS, we could be materially adversely impacted if any of them is subject to a successful cyber attack or other cybersecurity incident. Some of the third parties with which we do business have experienced, and we expect will continue to experience, cybersecurity incidents. While third-party cybersecurity incidents have not had a material impact on our business to date, the inability of a third party with which we do business to meet its obligations to us as a result of a cybersecurity incident, our response to such an incident, or other consequences of the incident could materially adversely affect our business.
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
our exposure resulting from our information-sharing activities with lenders, servicers, regulatory agencies, vendors, service providers, counterparties and other third parties to protect against cybersecurity incidents, we cannot ensure that these third parties have appropriate controls in place to protect the confidentiality of the information. An interception,

Fannie Mae 2024 Form 10-K	40

Risk Factors | Operational and Model Risk
misuse or mishandling of personal, confidential or proprietary information being sent to, received from, or maintained by a lender, servicer, regulatory agency, vendor, service provider, counterparty or other third party could result in legal liability, fines, regulatory action and reputational harm that have a material adverse impact on our business, financial results or financial condition.
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
Failure of our models to produce reliable outputs may materially adversely affect our ability to manage risk and make effective business decisions, as well as create regulatory and reputational risk.
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
We also use third-party models that expose us to additional risks beyond those for internally-developed models. We often have limited visibility into the third-party’s model methodology and change management process. In addition, in some instances we rely on third-party data providers to develop and provide estimates for our models. This reliance on third-party data providers exposes us to risk should the data provider cease to provide the data going forward, change its methodology or fail to meet our data quality standards, which could require that we find a suitable replacement for the data and could result in the need to re-estimate our models with the new data.
We currently use artificial intelligence and machine learning techniques in our models, and expect to increase our use of these modeling techniques. The use of new artificial intelligence and machine learning technology in our models presents risks, such as the risk of undetected bias in the model and the limited ability to understand and challenge the

Fannie Mae 2024 Form 10-K	41

Risk Factors | Operational and Model Risk
model due to a limited ability to observe the internal workings of many machine learning models. Further, we use artificial intelligence models developed by third parties, and, to that extent, are dependent in part on the manner in which those third parties develop and train their models, including risks arising from the inclusion of any unauthorized material in the training data for their models, and the effectiveness of the steps these third parties have taken to limit the risks associated with the output of their models, matters over which we may have limited visibility.
To the extent our internal models or the third-party models that we use fail to produce reliable outputs on an ongoing basis, we may not make appropriate business and risk management decisions, including decisions affecting loan purchases, guaranty fee pricing, management of credit losses, and asset and liability management. While we employ strategies to manage and govern the risks associated with our use of models, they have not always been fully effective.
Errors were previously discovered in some of the models we use, and we continue to have deficiencies in our current processes for managing model risk. And we have experienced instances where model failures have adversely affected our business and risk management decisions. As noted in “MD&A—Risk Management—Model Risk Management,” we are currently working on a number of remediation activities relating to our models, including improving our processes for model governance, development, implementation and testing. Until these remediation activities are completed, we face a higher risk that we may make inappropriate business or risk management decisions based on unreliable model outputs that could materially negatively affect our financial results and condition.
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
Also see the risk factor below in “General Risk” for a discussion of the risks associated with the use of models in our accounting methods.
Liquidity Risk
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
Our debt is currently considered a high quality liquid asset because it can be easily and immediately converted into cash at little or no loss of value. Any changes by investors in how they view our debt or regulatory changes causing our debt to no longer be considered a high quality liquid asset could significantly increase our debt funding costs or reduce our ability to issue debt.
The Federal Reserve Banks provide us with fiscal agency and depository services, and we make extensive use of the
Federal Reserve Banks’ payment systems in our daily business activities. We are required to fully fund our payment accounts at the Federal Reserve Bank of New York to the extent necessary to cover principal and interest payments on our debt and mortgage-related securities each day. The Federal Reserve Bank of New York, acting as our fiscal agent, will initiate payments to depository institutions, which will credit the accounts of the holders of our securities. Although we maintain access to various sources of intraday liquidity, such access is not guaranteed. If we have insufficient resources to fully fund our Federal Reserve payment accounts on a given day, there could be delays in the payments on our securities. Unlike depository financial institutions, we do not currently have access to the Federal Reserve’s discount window, nor are we allowed to overdraw our Federal Reserve accounts during the business day.
Future changes or disruptions in the financial markets could significantly change the amount, mix and cost of funds we obtain, as well as our liquidity position. If we are unable to issue a sufficient amount of short- and long-term debt

Fannie Mae 2024 Form 10-K	42

Risk Factors | Liquidity Risk
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
A reduction in our credit ratings also could cause certain derivatives counterparties to demand that we post additional collateral for our derivative contracts or to terminate our contracts. Our credit ratings, ratings outlook and additional collateral requirements are described in “MD&A—Liquidity and Capital Management—Liquidity Management—Credit
Ratings” and “Note 9, Derivative Instruments.”
Market and Industry Risk
Changes in interest rates or limitations on our ability to manage interest-rate risk successfully could materially adversely affect our financial results and condition, and increase our interest-rate risk.
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
Although we have a hedge accounting program that is designed to reduce the volatility of our financial results associated with changes in benchmark interest rates, our hedge accounting program does not eliminate all potential earnings volatility associated with changes in interest rates. Decreasing interest rates would likely reduce the amounts that we earn on our corporate liquidity portfolio, as we tend to earn lower yields on this portfolio in a declining interest rate environment.

Fannie Mae 2024 Form 10-K	43

Risk Factors | Market and Industry Risk
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
Changes in interest rates also can affect our loss reserves and provision for credit losses. When interest rates increase, our credit losses from loans with adjustable payment terms may increase as borrower payments increase at their reset dates, which increases the borrower’s risk of default. Rising interest rates may also reduce the opportunity for these borrowers to refinance into a fixed-rate loan. Similarly, many borrowers may have additional debt obligations, such as home equity lines of credit and second liens, that also have adjustable payment terms. If a borrower’s payment on his or her other debt obligations increases due to rising interest rates or a change in amortization, it increases the risk that the borrower may default on a loan we own or guarantee. Rising interest rates also typically reduce expected future loan prepayments, which tends to lengthen the expected life of our loans and therefore generally increases the probability of default on the loans and therefore our loss reserves.
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
Changes in interest rates also typically affect our business volume. A higher interest rate environment generally results in lower business volumes, as fewer loans may benefit from refinancing and the higher cost of borrowing reduces affordability, driving lower mortgage volumes. A reduction in our business volume can reduce our net interest income and adversely affect our financial results. Interest rate increases also can negatively affect the demand for and liquidity of our MBS or result in slowdowns in home price growth, home price declines or declines in multifamily property values, which also could adversely affect our results of operations, net worth and financial condition.
Changes in spreads could materially impact the fair value of our net assets, and therefore our results of operations and net worth.
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
In general, a prolonged period of slow growth in the U.S. economy or a deterioration or volatility in general economic conditions or financial markets could materially adversely affect our results of operations, net worth and financial condition. Our business is significantly affected by the status of the U.S. economy, including home prices and employment trends, as well as economic growth rates, interest rates and inflation rates. For example, see a risk factor above in “Credit Risk” for a discussion of how worsening economic conditions could negatively affect the credit performance of loans in our guaranty book of business and result in materially higher provisions for credit losses and write-offs. Deterioration in economic conditions also typically results in reduced housing market activity, which reduces

Fannie Mae 2024 Form 10-K	44

Risk Factors | Market and Industry Risk
our business volume. As noted in a risk factor above, a reduction in our business volume can reduce our net interest income and adversely affect our financial results.
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
Volatility or uncertainty in global, regional or domestic political conditions also can significantly affect economic conditions and financial markets. For example, changes the Administration may implement relating to trade, fiscal or immigration policies are uncertain and could affect the U.S. economy. Global, regional or domestic political unrest also could affect growth and financial markets. For example, the Russian war in Ukraine may further impact the global economy and financial markets, which could further increase inflationary pressure and interest rates, as well as negatively affect economic growth and result in disruptions and volatility in the financial markets.
We describe above the risks to our business posed by changes in interest rates and changes in spreads. In addition, future changes, disruptions or volatility in financial markets as a result of global, regional or domestic economic or political conditions could significantly change the amount, mix and cost of funds we obtain, as well as our liquidity position.
Legal and Regulatory Risk
Regulatory changes in the financial services industry and shifts in monetary policy may negatively impact our business.
Changes in the regulation of the financial services industry are affecting and are expected to continue to affect many aspects of our business. Such changes could affect our business directly or indirectly if they affect our lenders and other counterparties. The Administration or Congress may implement changes in the regulation of the financial services industry or in fiscal or monetary policy that substantially affect our business and financial results, including investor demand for our debt securities, MBS and credit risk transfer transactions, the amount and credit quality of the loans we acquire, and the servicing of our loans. For example, changes in regulations applicable to U.S. banks could affect the volume and characteristics of mortgage loans available in the market and could also affect demand for our MBS and debt securities, as U.S. banks purchase a large amount of our MBS and debt securities. New or revised liquidity or capital requirements applicable to U.S. banks could materially affect banks’ willingness to deliver loans to us and to service our loans, as well as demand by those banks for our MBS and debt securities. In addition, developments in connection with the single-counterparty credit limit regulations, including those taken in anticipation of our eventual exit from conservatorship, could also cause our lenders and investors to change their business practices.
Our business is significantly affected by shifts in fiscal and monetary policies, particularly actions taken by the Federal
Reserve. The actions of the Federal Reserve, Treasury, the OCC, the FDIC, the SEC, the CFTC, the CFPB, and
international central banking authorities directly or indirectly impact financial institutions’ cost of funds for lending, capital-raising and investment activities, which could increase our borrowing costs or make borrowing more difficult for
us. Changes in monetary policy are beyond our control and can be difficult to anticipate. The Federal Reserve currently holds a significant amount of mortgage-backed securities issued by us, Freddie Mac and Ginnie Mae. At the time of this filing, the Federal Reserve has not announced any plans to begin selling the mortgage-backed securities in its portfolio.
If the Federal Reserve announces such a plan or changes its announced strategy to reduce its mortgage-backed securities holdings, it could reduce the current level of demand for our MBS, which could adversely affect our results of operations, net worth and financial condition.
Legislative and regulatory changes could affect us in substantial and unforeseeable ways and could have a material adverse effect on our business, results of operations, financial condition, liquidity and net worth.
Legislative, regulatory or judicial actions, and changes in interpretations of laws, regulations or accounting standards, could negatively impact our business, results of operations, financial condition, liquidity or net worth.
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
•Further actions taken by the U.S. Congress, Treasury, the Federal Reserve, FHFA or other national, state or local government agencies or legislatures in response to emergencies, such as expanding or extending our obligations to help borrowers, renters or counterparties.

Fannie Mae 2024 Form 10-K	45

Risk Factors | Legal and Regulatory Risk
•Designation as a systemically important financial institution by FSOC. We have not been designated as a systemically important financial institution; however, FSOC announced in 2020 that it will continue to monitor the secondary mortgage market activities of the government-sponsored enterprises to ensure potential risks to financial stability are adequately addressed. Designation as a systemically important financial institution would result in our becoming subject to additional regulation and oversight by the Federal Reserve Board.
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
The laws, regulations and accounting standards that apply to our business are often complex and, in many cases, we must make interpretive decisions regarding the application of those laws, regulations and accounting standards to our business activities. Changes in interpretations, whether in response to regulatory guidance, industry conventions, our own reassessments or otherwise, could adversely affect our business, results of operations or ability to satisfy applicable regulatory requirements.
We face risk of non-compliance with our legal and regulatory obligations, which could have a material adverse impact on our business, financial results and financial condition.
We operate in a highly regulated industry and are subject to heightened supervision from FHFA, as both our regulator and our conservator. Our compliance systems and programs may not be adequate to confirm that we are in compliance with all legal, regulatory, and other requirements as they continue to evolve. We also rely upon third parties and their respective compliance risk management programs. The failure or limits of any such third-party compliance programs may expose us to legal and compliance risk. Our reliance on and interdependence with third parties is further illustrated by the number and complexity of our contracts. These contracts expose us to the risk that we could fail to perform our obligations in a satisfactory manner and that a contractual counterparty could commence legal proceedings against us for deficiencies related to our performance. If we fail to comply with our legal and regulatory obligations, it could result in enforcement actions, investigations, fines, monetary and other penalties, additional restrictions on our business activities imposed by FHFA, and harm to our reputation that may adversely affect our results of operations and financial condition.
Privacy and cybersecurity are currently areas of considerable legislative and regulatory attention, with new or modified laws, regulations, rules and standards being frequently adopted and potentially subject to divergent interpretation or application in different jurisdictions in a manner that may create inconsistent or conflicting requirements for businesses.
The uncertainty created by these legislative and regulatory developments is compounded by the rapid pace of technology development, including in artificial intelligence, that affect the use or security of data, including personal information. Our business manages and holds a large volume of data, including a large volume of personal information.
Privacy and cybersecurity laws and regulations often impose strict requirements on the collection, storage, handling, use, disclosure, transfer, security, and other processing of personal information. These laws and regulations, combined with our evolving data footprint, are expected to increase our compliance costs and require changes to our business and operations. An actual or perceived failure to comply with these laws and regulations or contractual obligations by us, or by or our lenders, servicers, vendors, service providers, counterparties and our other third parties, could result in legal liabilities, fines, regulatory action and reputational harm that have a material adverse impact on our business, financial results and financial condition.
Our business and financial results could be materially adversely affected by legal or regulatory proceedings.
We are a party to various claims and other legal proceedings. We are periodically involved in government investigations. We may be required to establish accruals and to make substantial payments in the event of adverse judgments or settlements of any such claims, investigations or proceedings, which could have a material adverse effect on our business, results of operations, financial condition, liquidity and net worth. For example, due to a judgment against us in two cases consolidated for trial in the U.S. District Court for the District of Columbia, which are described in “Note 17, Commitments and Contingencies” and “Legal Proceedings,” we accrued a total of $519 million in 2023 and
2024 relating to the jury verdict and related awards of prejudgment and post-judgment interest. Any legal proceeding or governmental investigation, even if resolved in our favor, could result in negative publicity, reputational harm or cause us to incur significant legal and other expenses. In addition, responding to these matters could divert significant internal resources away from managing our business.

Fannie Mae 2024 Form 10-K	46

Risk Factors | General Risk
General Risk
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
Item 1B.  Unresolved Staff Comments
None.
Item 1C.  Cybersecurity
Cybersecurity Risk Management and Strategy
Overview
Cybersecurity risk is a key operational risk that we face; therefore, managing cybersecurity risk is an inherent part of our business activities. We describe the material cybersecurity risks we face in “Risk Factors—Operational and Model Risk.”
Cybersecurity Risk Management Program
We have developed and continue to enhance our cybersecurity risk management program as we seek to protect the security of our information systems, software, networks and other technology assets against unauthorized attempts to access confidential information and data or to disrupt or degrade business operations. Our cybersecurity risk management program has evolved, and continues to evolve, based on the changing needs of our business, the evolving threat environment and FHFA regulatory guidance.
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
Integration into Enterprise Risk Management Framework
Our cybersecurity risk management program is integrated into our overall Enterprise Risk Management framework, which is described in “MD&A—Risk Management—Overview.” Our Enterprise Response Framework establishes the reporting structure and escalation process for managing all enterprise incidents, including cybersecurity-related incidents. The framework defines the relationship and notification steps among the various crisis management

Fannie Mae 2024 Form 10-K	47

Cybersecurity | Cybersecurity Risk Management and Strategy
stakeholders, including the Board of Directors, the Management Committee, the President and CEO, other members of the executive leadership team, the crisis manager and crisis management coordinators. See “Cybersecurity
Governance—Management Role” for a description of the oversight role of the Corporate Risk & Compliance division,
Internal Audit and the management-level Technology Risk Committee and Enterprise Risk Committee relating to cybersecurity risk management.
Cybersecurity Risk Management Strategy
Overview and Goal. Fannie Mae has a multilayered cybersecurity defense strategy. We take a risk-based approach that prioritizes the highest impact events. Our cybersecurity threat operations operate with the goal of identifying, preventing, and mitigating cybersecurity threats and responding to cybersecurity incidents in accordance with incident response and recovery plans.
Tools and Safeguards. As part of our cybersecurity defense strategy, we employ tools and systems safeguards intended to help secure our networks, applications, data and infrastructure, and to manage cybersecurity vulnerabilities. These safeguards include network and perimeter defense, infrastructure security, cloud security, endpoint protection, data protection, identity management and network segmentation. We work to evaluate and improve on these tools and safeguards through periodic cybersecurity assessments and the integration of cybersecurity threat intelligence.
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
Training. We provide mandatory cybersecurity training to employees and contractors on an annual basis. We test our employees’ response to simulated phishing scenarios on a regular basis. We also conduct enhanced training for certain groups of employees that may pose higher risk.
Assessments. We examine the effectiveness of our cyber defenses through various means, including internal audits, targeted testing, vulnerability testing, maturity assessments, incident response exercises and industry benchmarking.
Insurance Coverage. We maintain insurance coverage relating to cybersecurity risks. As described in “Risk Factors—
Operational and Model Risk,” our insurance may not be sufficient to provide adequate loss coverage.
Role of External Consultants, Vendors and Other Third Parties
We regularly use external consultants and vendors to assist in our assessment and management of cybersecurity risks, including employing third parties to evaluate the security of our networks and our approach to cybersecurity risk management, such as external vendors that conduct penetration testing against our network on at least an annual basis and an external vendor that reviews and tests our cybersecurity incident response plan on at least an annual basis. We also have external vendors on retainer to assist with cybersecurity incident response activities if requested.
We are also focused on building and maintaining relationships with the appropriate government and law enforcement agencies and with other businesses, industry groups and cybersecurity services to better understand the cybersecurity risks in our environment, enhance our defenses and improve our resiliency against cybersecurity threats.
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
We have identified certain third parties that we believe pose a higher cybersecurity risk to us because they have significant access to our systems or data. For these higher-risk third parties, we have implemented additional requirements, including:
•We assess these higher-risk third parties’ cybersecurity controls through a cybersecurity questionnaire and a review of their cybersecurity controls, either through independent audits or by direct review of their cybersecurity policies and practices.
•We use third-party cybersecurity monitoring and alert services to monitor these higher-risk third parties.

Fannie Mae 2024 Form 10-K	48

Cybersecurity | Cybersecurity Risk Management and Strategy
•We conduct periodic monitoring reviews of these higher-risk third parties’ cybersecurity policies and practices.
Cybersecurity Governance
Overview
We address the risk from cybersecurity threats using a cross-functional approach, involving management personnel from our technology, operations, legal, corporate risk & compliance, internal audit and other key business functions in an ongoing dialogue regarding cybersecurity threats and incidents. As described in “Board Oversight” below, we also regularly report to the Board and the Risk Policy and Capital Committee of the Board on cybersecurity risk matters. We have implemented controls and procedures for the escalation of cybersecurity incidents so that decisions regarding the disclosure and reporting of such incidents can be made in a timely manner.
Board Oversight
The full Board of Directors oversees the company’s cybersecurity risk management, assisted by the Risk Policy and
Capital Committee of the Board. The Board has delegated management-level risk oversight, including for cybersecurity risk matters, to the Enterprise Risk Committee, as described under “Management Role” below.
The Board and the Risk Policy and Capital Committee generally engage in discussions throughout the year with management on cybersecurity risk matters. The Chief Security Officer and other members of the management team provide reports to the Board and the Risk Policy and Capital Committee on cybersecurity risk matters on a regular basis, including updates on our cybersecurity risk management program, as well as external cybersecurity developments, threats and risks. Management also discusses cybersecurity developments with the Chair of the Risk
Policy and Capital Committee and other Board members between Board and committee meetings, as appropriate. The company has procedures to escalate information regarding certain cybersecurity incidents to the Board Chair. At least annually, the Board reviews and approves the company’s Cybersecurity Risk Policy and Operational Risk Policy.
Management Role
Our Chief Security Officer leads our Information Security organization, which has primary responsibility for assessing and managing our cybersecurity risks. Our Chief Security Officer has principal management responsibility for overseeing the company’s cybersecurity risk management program. Our Chief Security Officer reports to our Chief
Operating Officer.
The Information Security organization works collaboratively across the company to help protect the company’s information systems from cybersecurity threats and to respond to cybersecurity threats and incidents. The Information
Security organization monitors information systems to detect anomalies, including attempted cyber attacks, as well as user activity for access controls and risks of insider threat. The Information Security organization also monitors and investigates cybersecurity incidents through detection tools, reports from end users, and other cybersecurity threat and vulnerability intelligence. The Information Security organization also shares and obtains information on cybersecurity threats through participation in the Financial Services Information Sharing and Analysis Center, referred to as FS-ISAC, a member-driven organization that advances cybersecurity and resilience in the global financial system.
As appropriate, multidisciplinary teams are deployed to address cybersecurity threats and to respond to cybersecurity incidents in accordance with the company’s incident response processes. The Information Security organization and
Corporate Risk & Compliance division are informed about and monitor the prevention, detection and mitigation of cybersecurity incidents through risk and control assessments, targeted reviews, scenario analysis, and monitoring of risk metrics. The company’s performance in managing cybersecurity risk is reported to the Technology Risk Committee, the Enterprise Risk Committee and the Board of Directors.
As noted above, the Board has delegated oversight responsibility at the management level for risk-related matters to the
Enterprise Risk Committee, members of which include senior leaders throughout the company. The Enterprise Risk
Committee has delegated primary responsibility for management-level oversight of cybersecurity risk management to the Technology Risk Committee. The Technology Risk Committee receives reports on cybersecurity risk matters on a regular basis from the company’s Chief Security Officer. The Technology Risk Committee reviews and approves the company’s management-level cybersecurity risk policies and standards. The Technology Risk Committee also reviews and monitors metrics relating to cybersecurity risk. The Technology Risk Committee escalates matters to the Enterprise
Risk Committee as appropriate.
The company’s Corporate Risk & Compliance division provides risk-based independent oversight of cybersecurity risk management performed by the Information Security organization. Members of the Corporate Risk & Compliance division chair the Technology Risk Committee and the Enterprise Risk Committee.
The company’s Internal Audit organization audits the Corporate Risk & Compliance division’s oversight of cybersecurity risk management and also independently tests the effectiveness of the company’s cybersecurity risk management and

Fannie Mae 2024 Form 10-K	49

Cybersecurity | Cybersecurity Governance
governance. Members of the Internal Audit organization participate as non-voting members of both the Technology Risk
Committee and the Enterprise Risk Committee.
Management Expertise
Chief Security Officer
Our Chief Security Officer has over 20 years of professional experience in information security, including over 8 years as
Fannie Mae’s Chief Information Security Officer (2016-2024) and over 1 year as Fannie Mae’s Deputy Chief Information
Security Officer. Our Chief Security Officer holds a graduate degree in information technology management.
Technology Risk Committee
Members of the Technology Risk Committee include officers with expertise in cybersecurity risk oversight, such as the
Chief Security Officer described above and the head of our Technology Risk Oversight department. As of December
2024, several members of the Technology Risk Committee had prior work experience in cybersecurity and several had a relevant degree or certification, or other knowledge, skills or background in cybersecurity.
Impact of Risks from Cybersecurity Threats
We and the third parties with which we do business have been, and we expect will continue to be, the target of cyber attacks and other cybersecurity threats. To date, risks from cybersecurity threats, including as a result of previous cybersecurity incidents, have not materially affected our business, including our business strategy, results of operations or financial condition. However, large-scale cyber attacks perpetrated against other companies in recent years suggest that the risk of damaging cyber attacks is increasing. Notwithstanding our efforts to manage cybersecurity risks as described above, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on our business, including our business strategy, results of operations and financial condition.
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
Senior Preferred Stock Purchase Agreements Litigation
Since June 2013, preferred and common stockholders of Fannie Mae and Freddie Mac filed lawsuits in multiple federal courts against one or more of the United States, Treasury and FHFA, challenging actions taken by the defendants relating to the Fannie Mae and Freddie Mac senior preferred stock purchase agreements and the conservatorships of
Fannie Mae and Freddie Mac. Some of these lawsuits also contain claims against Fannie Mae and Freddie Mac. The legal claims being advanced by one or more of these lawsuits include challenges to the net worth sweep dividend provisions of the senior preferred stock that were implemented pursuant to August 2012 amendments to the agreements, the payment of dividends to Treasury under the net worth sweep dividend provisions, and FHFA’s decision to require Fannie Mae and Freddie Mac to draw funds from Treasury to pay dividends to Treasury prior to the August
2012 amendments. The plaintiffs seek various forms of equitable and injunctive relief as well as damages. The cases that remain pending after September 30, 2024 are as follows:
District of Columbia (In re Fannie Mae/Freddie Mac Senior Preferred Stock Purchase Agreement Class Action
Litigations and Fairholme Funds v. FHFA). Fannie Mae is a defendant in two cases filed in the U.S. District Court for the
District of Columbia, including a consolidated class action. The cases were consolidated for trial, and on August 14,
2023, the jury returned a verdict for the plaintiffs and awarded damages of $299.4 million to Fannie Mae preferred stockholders. On March 20, 2024, the court entered final judgment and set the amount of prejudgment interest owed by

Fannie Mae 2024 Form 10-K	50

Legal Proceedings
Fannie Mae at $199.7 million. On April 17, 2024, the defendants filed a motion for judgment as a matter of law, which has been fully briefed and remains pending. The parties will have 30 days to appeal following the court’s decision on the motion. See “Note 17, Commitments and Contingencies” for additional information.
Western District of Michigan (Rop et al. v. FHFA et al.). On June 1, 2017, preferred and common stockholders of Fannie
Mae and Freddie Mac filed a complaint for declaratory and injunctive relief against FHFA and Treasury in the U.S.
District Court for the Western District of Michigan. FHFA and Treasury moved to dismiss the case on September 8,
2017, and plaintiffs filed a motion for summary judgment on October 6, 2017. On September 8, 2020, the court denied plaintiffs’ motion for summary judgment and granted defendants’ motion to dismiss. On October 4, 2022, the U.S. Court of Appeals for the Sixth Circuit reversed the dismissal and remanded the case to the district court to determine whether the stockholders suffered compensable harm. On February 2, 2023, plaintiffs filed a petition with the Supreme Court seeking review of the Sixth Circuit’s decision, which the Supreme Court denied on June 12, 2023. On August 11, 2023, plaintiffs submitted a motion for leave to file an amended complaint in the district court, which the court denied on
December 11, 2024.
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
October 30, 2023, plaintiffs filed a notice of appeal.
Item 4.  Mine Safety Disclosures
None.

Fannie Mae 2024 Form 10-K	51

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
02021.
Holders
As of February 1, 2025, we had approximately 7,300 registered holders of record of our common stock. In addition, as of February 1, 2025, Treasury held a warrant giving it the right to purchase shares of our common stock equal to 79.9%
of the total number of shares of our common stock outstanding on a fully diluted basis on the date of exercise.
Recent Sales of Unregistered Equity Securities
Under the terms of our senior preferred stock purchase agreement with Treasury, we are prohibited from selling or issuing our equity interests without the prior written consent of Treasury except under limited circumstances described in
“Business—Conservatorship and Treasury Agreements—Treasury Agreements—Covenants.”
During the quarter ended December 31, 2024, we did not sell any equity securities.
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
Our Purchases of Equity Securities
We did not repurchase any of our equity securities during the fourth quarter of 2024.
Dividends
As described in “Business—Conservatorship and Treasury Agreements,” our conservator has eliminated dividends on our common and preferred stock (other than dividends on the senior preferred stock issued to Treasury) during the conservatorship. In addition, under the terms of our senior preferred stock purchase agreement with Treasury, we may

Fannie Mae 2024 Form 10-K	52

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
not pay dividends or make other distributions on or repurchase our equity securities (other than the senior preferred stock) without the prior written consent of Treasury.
Item 6.  [Reserved]

Fannie Mae 2024 Form 10-K	53

MD&A | Key Market Economic Indicators
Item 7.  Management’s Discussion and Analysis of Financial Condition
and Results of Operations
You should read this MD&A together with our consolidated financial statements as of December 31, 2024 and the accompanying notes. This MD&A does not discuss 2022 performance or a comparison of 2022 versus 2023 performance for select areas where we have determined the omitted information is not necessary to understand our current-period financial condition, changes in our financial condition, or our results. The omitted information may be found in our 2023 Form 10-K, filed with the SEC on February 15, 2024, in MD&A sections titled “Consolidated Results of
Operations,” “Single-Family Business,” “Multifamily Business,” and “Liquidity and Capital Management.”
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
Selected Benchmark Interest Rates

6.85%
6.42%
6.61%
5.83%
5.39%
5.38%
4.57%
4.30%
5.25%
4.49%
3.11%
3.88%
3.88%
2.67%
2.07%
1.51%
1.34%
0.91%
0.07%
0.05%
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
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

Fannie Mae 2024 Form 10-K	54

MD&A | Key Market Economic Indicators
loans generally prepay more slowly as borrowers are less likely to refinance, which typically results in lower deferred guaranty fee income as those upfront fees are amortized into interest income over a longer period of time. Conversely, in a declining interest-rate environment, our mortgage loans generally prepay faster as borrowers are more likely to refinance, typically resulting in higher deferred guaranty fee income as loan prepayments accelerate the realization of those upfront fees as interest income. However, since most of the loans in our single-family guaranty book of business continue to have mortgage interest rates meaningfully below the current prevailing rate as of December 31, 2024, we may not experience higher deferred guaranty fee income in a declining interest-rate environment unless mortgage interest rates drop to a level that is low enough to incentivize more borrowers to refinance. Interest rates also affect the amount of interest income we earn on our assets. Our corporate liquidity portfolio and certain mortgage-related assets typically earn more interest income in a higher interest-rate environment and less interest income in a lower interest-rate environment. On our corporate debt, we typically pay more interest in a higher interest-rate environment and less interest in a lower interest-rate environment. See “Consolidated Results of Operations—Net Interest
Income” for a discussion of how interest rate changes impacted our financial results and for information on the interest rates of the loans in our single-family conventional guaranty book of business compared to the prevailing average 30-year fixed-rate mortgage rate as of year-end 2024.
•Fair value gains (losses). We have exposure to fair value gains and losses resulting from changes in interest rates, primarily through our trading securities, mortgage commitment derivatives and risk management derivatives, which we mark to market through earnings. Fair value gains and losses on our mortgage commitment derivatives fluctuate depending on how interest rates and prices move between the time a commitment is opened and when it settles. The net position and composition across the yield curve of our risk management derivatives changes over time. As a result, interest rate changes (increases or decreases) and yield curve changes (parallel, steepening or flattening shifts) will generate varying amounts of fair value gains or losses in a given period. For more information about our fair value gains (losses), see “Consolidated Results of Operations—Fair Value Gains (Losses), Net.”
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
How Home Prices Can Affect Our Financial Results
•Actual and forecasted home prices impact our provision or benefit for credit losses as well as the growth and size of our guaranty book of business.
•Changes in home prices affect the amount of equity that borrowers have in their homes. Borrowers with less equity typically have higher delinquency and default rates, particularly in times of economic stress.

Fannie Mae 2024 Form 10-K	55

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
•Home price growth on a national basis increased from 5.5% in 2023 to 5.8% in 2024. We expect home price growth of 3.5% on a national basis in 2025. We also expect regional variation in the timing and rate of home price changes.
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
to the growth of GDP and employment.
•A decline in housing starts results in fewer new homes being available for purchase and potentially a lower volume of mortgage originations.

Fannie Mae 2024 Form 10-K	56

MD&A | Key Market Economic Indicators
GDP and Unemployment Rate
(1)Real GDP growth (decline) is based on the quarterly series calculated by the Bureau of Economic Analysis and are subject to revision.
(2)According to the U.S. Bureau of Labor Statistics and subject to revision.
How GDP and the Unemployment Rate Can Affect Our Financial Results
•Changes in GDP and the unemployment rate can affect several mortgage market factors, including the demand for both single-family and multifamily housing and the level of loan delinquencies, which impacts credit losses.
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
•GDP increased in 2024. We expect GDP will continue to grow in 2025, but at a slower pace than in 2024. The unemployment rate remained relatively flat in 2024, and we expect a slight increase in the unemployment rate for 2025.
•Potential changes to trade, fiscal, regulatory and immigration policies could materially impact our outlook for interest rates, home price growth, housing activity and economic growth.
See “Risk Factors—Credit Risk” and “Risk Factors—Market and Industry Risk” for further discussion of risks to our business and financial results associated with interest rates, home prices, housing activity, and economic conditions.

Fannie Mae 2024 Form 10-K	57

MD&A | Consolidated Results of Operations
Consolidated Results of Operations

This section discusses our consolidated results of operations and should be read together with our consolidated financial statements and the accompanying notes.

Summary of Consolidated Results of Operations
	For the Year Ended December 31,			Variance
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
	(Dollars in millions)
Net interest income(1)	$28,748	$28,773	$29,423	$(25)	$(650)
Fee and other income(2)	321	275	312	46	(37)
Net revenues	29,069	29,048	29,735	21	(687)
Benefit (provision) for credit losses	186	1,670	(6,277)	(1,484)	7,947
Fair value gains (losses), net	1,821	1,304	1,284	517	20
Investment gains (losses), net	(38)	(53)	(297)	15	244
Non-interest expense:
Administrative expenses(3)	(3,619)	(3,445)	(3,197)	(174)	(248)
Legislative assessments(4)	(3,766)	(3,745)	(3,788)	(21)	43
Credit enhancement expense(5)	(1,641)	(1,512)	(1,323)	(129)	(189)
Change in expected credit enhancement recoveries(6)	194	(193)	727	387	(920)
Other expenses, net(7)	(937)	(1,118)	(631)	181	(487)
Total non-interest expense	(9,769)	(10,013)	(8,212)	244	(1,801)
Income before federal income taxes	21,269	21,956	16,233	(687)	5,723
Provision for federal income taxes	(4,291)	(4,548)	(3,310)	257	(1,238)
Net income	$16,978	$17,408	$12,923	$(430)	$4,485
Total comprehensive income	$16,975	$17,405	$12,920	$(430)	$4,485
(1)Includes net interest income generated by the 10 basis point guaranty fee increase we implemented pursuant to the Temporary Payroll Tax
Cut Continuation Act of 2011, and as extended by the Infrastructure Investment and Jobs Act, which is paid to Treasury and not retained by
us.
(2)Single-family fee and other income consists primarily of compensation for engaging in structured transactions and providing other lender services. Multifamily fee and other income consists of fees associated with certain Multifamily business activities such as credit enhancements for tax-exempt multifamily housing revenue bonds.
(3)Consists of (1) salaries and employee benefits, and (2) professional services, technology and occupancy expenses.
(4)Consists of TCCA fees, affordable housing allocations and FHFA assessments. TCCA fees refers to the portion of our single-family guaranty fees paid to Treasury pursuant to the TCCA.
(5)Single-family credit enhancement expense consists of costs associated with our freestanding credit enhancements, which primarily include our CAS and CIRT programs, enterprise-paid mortgage insurance (“EPMI”) and certain lender risk-sharing programs. Multifamily credit enhancement expense primarily consists of costs associated with our Multifamily CIRTTM (“MCIRTTM”) and Multifamily CAS (“MCASTM”)
programs as well as amortization expense for certain lender risk-sharing programs. Excludes CAS transactions accounted for as debt instruments and credit risk transfer programs accounted for as derivative instruments.
(6)Consists of change in benefits recognized from our freestanding credit enhancements, primarily from our CAS and CIRT programs as well as certain lender risk-sharing arrangements, including our multifamily Delegated Underwriting and Servicing (“DUS®”) program.
(7)Consists of debt extinguishment gains and losses, expenses associated with legal claims, foreclosed property income (expense), gains and losses from partnership investments, loan subservicing costs, and servicer fees paid in connection with certain loss mitigation
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
interest income on mortgage loans in consolidated trusts and the interest expense on the debt of consolidated trusts.
We also earn interest income from our corporate liquidity portfolio and retained mortgage portfolio as described below.
In addition, income or expense from hedge accounting is a component of our net interest income.

Fannie Mae 2024 Form 10-K	58

MD&A | Consolidated Results of Operations
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
These fees are initially recorded as cost basis adjustments to the mortgage loan and are then amortized into net interest income over the contractual life of the loan.
For multifamily mortgage loans, base fees are the primary component of our guaranty fee.
In our “Components of Net Interest Income” table, we display net interest income from our guaranty book of business in three categories:
•Base guaranty fee income excluding TCCA, which primarily consists of ongoing monthly fees that are contractually due to us for assuming credit risk and that we collect and recognize each month over the life of the mortgage loan, excluding the portion of those fees related to the TCCA described below.
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
As of December 31, 2024, 2023 and 2022, we had $2.6 billion, $3.6 billion and $4.1 billion, respectively, in net cumulative fair value hedge basis adjustments. These adjustments have been or will be amortized as net expenses over the remaining contractual life of the respective hedged items in the “Income (expense) from hedge accounting” line item in the “Components of Net Interest Income” table below. The substantial majority of these hedge basis adjustments relate to our funding debt. See “Note 1, Summary of Significant Accounting Policies” and “Note 9, Derivative
Instruments” for more information about our hedge accounting program.

Fannie Mae 2024 Form 10-K	59

MD&A | Consolidated Results of Operations
Components of Net Interest Income
The table below displays the components of our net interest income from our guaranty book of business, from our portfolios, as well as from hedge accounting.

Components of Net Interest Income
	For the Year Ended December 31,			Variance
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
	(Dollars in millions)
Net interest income from guaranty book of business:
Base guaranty fee income excluding TCCA	$16,557	$16,155	$16,072	$402	$83
Base guaranty fee income related to TCCA(1)	3,442	3,431	3,369	11	62
Net deferred guaranty fee income(2)	3,291	4,003	7,099	(712)	(3,096)
Total net interest income from guaranty book of business	23,290	23,589	26,540	(299)	(2,951)
Net interest income from portfolios(3)	6,298	6,173	2,954	125	3,219
Income (expense) from hedge accounting(4)	(840)	(989)	(71)	149	(918)
Total net interest income	$28,748	$28,773	$29,423	$(25)	$(650)
(1)Represents revenues generated by the 10 basis point guaranty fee increase we implemented pursuant to the TCCA, the incremental revenue from which is paid to Treasury and not retained by us.
(2)Excludes the amortization of cost basis adjustments resulting from hedge accounting, which is included in income (expense) from hedge accounting.
(3)Includes interest income from assets held in our retained mortgage portfolio and our corporate liquidity portfolio, as well as other assets used to support lender liquidity. Also includes interest expense on our funding debt, including outstanding CAS debt.
(4)For more information about our hedge accounting program, see “Note 1, Summary of Significant Accounting Policies” and “Note 9,
Derivative Instruments.”
Net interest income was relatively flat in 2024 compared with 2023. The $25 million decline was driven by lower deferred guaranty fee income, primarily offset by higher income from base guaranty fees and lower expense from hedge accounting.
•Lower deferred guaranty fee income. Deferred guaranty fee income represents income from the upfront fees that are amortized into net interest income, and also includes the amortization of cost basis adjustments on our mortgage loans and debt of consolidated trusts that are not associated with upfront fees, as described above.
The decrease in deferred guaranty fee income in 2024 compared to 2023 was primarily driven by less income from the amortization of premiums on debt of consolidated trusts. This decrease was largely driven by rising interest rates throughout much of 2023 and 2024, which reduced the prices of newly issued MBS debt thereby decreasing premiums.
•Higher base guaranty fee income. Higher base guaranty fee income was primarily driven by higher average guaranty fees on recent single-family acquisitions.
•Lower expense from hedge accounting. We had lower expense from hedge accounting in 2024 compared with
2023, primarily driven by lower interest expense on derivatives in hedging relationships.
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
•Higher expenses from hedge accounting. Hedge accounting expenses increased in 2023 compared to 2022 due to higher amortization of fair value hedge-related basis adjustments. This was coupled with an increase in interest expenses on derivatives in hedging relationships as a result of rising interest rates in the first three quarters of 2023.

Fannie Mae 2024 Form 10-K	60

MD&A | Consolidated Results of Operations
Analysis of Unamortized Deferred Guaranty Fees
As shown in the chart below (on the left), most of our single-family conventional guaranty book of business as of
December 31, 2024 had an interest rate lower than the average 30-year fixed-rate mortgage rate. Per Freddie Mac’s
Primary Mortgage Market Survey®, as of December 26, 2024, the U.S. weekly average interest rate for a single-family
30-year fixed-rate mortgage was 6.85%. Accordingly, even if interest rates decline meaningfully, most of the borrowers whose mortgage loans are in our single-family conventional guaranty book of business still would not be incentivized to refinance.
The other chart below (on the right) presents guaranty fees that will be amortized into deferred guaranty fee income in future periods, which we refer to as “unamortized deferred guaranty fees.” Deferred guaranty fees primarily result from the upfront fees that we receive on single-family loans we acquire, which are recorded as cost basis adjustments to the mortgage loan. Deferred guaranty fees also include cost basis adjustments on our mortgage loans and debt of consolidated trusts that are not associated with upfront fees, such as premiums and discounts. We amortize these cost basis adjustments as deferred guaranty fee income over the remaining contractual life of the mortgage loans or debt. As discussed in “Key Market Economic Indicators,” the timing of when we recognize deferred guaranty fee income depends on the life of the mortgage loan, which, for single-family in particular, is sensitive to changes in mortgage interest rates as those changes impact the borrowers’ incentive to refinance.

Interest Rates of Single-Family Conventional Guaranty Book of Business Compared with Average 30-Year Fixed- Rate Mortgage Rate	Unamortized Deferred Guaranty Fees(1)
As of December 31, 2024	(Dollars in billions)

$21.8
$19.0
$16.2
12/31/2022
12/31/2023
12/31/2024

—	Represents the average 30-year fixed-rate mortgage rate as of December 26, 2024, according to Freddie Mac’s Primary Mortgage Market Survey®, the last published rate for the year ending December 31, 2024.	(1)	Beginning December 31, 2024, the table excludes fair value hedging adjustments of consolidated trusts. Prior periods have been updated in this report to conform to the current period presentation.

—	Represents the percentage of single-family conventional guaranty book of business by select interest rate band based on the current interest rate of the mortgage loans.
The amount of deferred guaranty fee income we record can vary and is primarily impacted by: (1) the amount of upfront fees we charge on single-family mortgage loans, and (2) changes in interest rates, which affect the premiums and discounts we record on newly acquired mortgage loans and newly created debt of consolidated trusts. The balance of our unamortized deferred guaranty fees decreased as of 2024, compared with 2023, largely as a result of amortization of existing deferred guaranty fees outpacing upfront guaranty fees received on newly acquired single-family loans. In addition, rising interest rates throughout much of 2024 impacted premiums on newly issued MBS debt as prices declined, which further reduced the balance of unamortized deferred guaranty fees.

Fannie Mae 2024 Form 10-K	61

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
such as for mortgage loans, we use monthly averages.

Analysis of Net Interest Income and Yield(1)
	For the Year Ended December 31,
	2024			2023			2022
	Average Balance	Interest Income/ (Expense)	Average Rates Earned/ Paid	Average Balance	Interest Income/ (Expense)	Average Rates Earned/ Paid	Average Balance	Interest Income/ (Expense)	Average Rates Earned/ Paid
	(Dollars in millions)
Interest-earning assets:
Cash and cash equivalents(2)	$47,335	$2,486	5.25%	$57,589	$2,925	5.08%	$57,471	$924	1.61%
Securities purchased under agreements to resell	42,734	2,291	5.36	40,992	2,120	5.17	25,374	524	2.04
Investments in securities(3)	58,863	1,430	2.43	54,857	1,233	2.25	70,774	904	1.28
Mortgage loans:
Mortgage loans of Fannie Mae	$51,403	$2,288	4.45%	$52,074	$2,438	4.68%	$60,587	$2,835	4.68%
Mortgage loans of consolidated trusts	4,091,884	141,864	3.47	4,082,569	130,796	3.20	4,019,332	114,978	2.86
Total mortgage loans(4)	4,143,287	144,152	3.48	4,134,643	133,234	3.22	4,079,919	117,813	2.89
Advances to lenders	3,174	207	6.52	3,137	202	6.44	5,170	132	2.52
Total interest-earning assets	$4,295,393	$150,566	3.51%	$4,291,218	$139,714	3.25%	$4,238,708	$120,297	2.84%
Interest-bearing liabilities:
Short-term funding debt	$11,674	$(595)	5.10	$13,440	$(672)	5.00	$4,429	$(76)	1.69
Long-term funding debt	106,238	(4,009)	3.77	113,958	(3,624)	3.18	139,098	(2,481)	1.78
CAS debt	2,341	(267)	11.41	4,021	(415)	10.32	8,658	(511)	5.90
Total debt of Fannie Mae	120,253	(4,871)	4.05	131,419	(4,711)	3.58	152,185	(3,068)	2.02
Debt securities of consolidated trusts held by third parties	4,082,271	(116,947)	2.86	4,083,997	(106,230)	2.60	4,030,467	(87,806)	2.18
Total interest-bearing liabilities	$4,202,524	$(121,818)	2.90%	$4,215,416	$(110,941)	2.63%	$4,182,652	$(90,874)	2.17%
Net interest income/net interest yield		$28,748	0.67%		$28,773	0.67%		$29,423	0.69%
(1)Includes the effects of discounts, premiums and other cost basis adjustments, including basis adjustments related to hedge accounting.
(2)Prior to March 31, 2024, “Cash and cash equivalents” were previously reported within “Investments in securities.” The prior periods have been updated to conform to the current period presentation.
(3)Consists of U.S. Treasuries not classified as cash equivalents and mortgage-related securities.
(4)Average balance includes mortgage loans on nonaccrual status. Interest income includes loan fees of $2.8 billion, $2.8 billion and
$5.1 billion for the years ended 2024, 2023 and 2022, respectively. Loan fees primarily consist of yield maintenance revenue we recognized on the prepayment of multifamily mortgage loans and the amortization of upfront cash fees exchanged when we acquire the mortgage loan.

Fannie Mae 2024 Form 10-K	62

MD&A | Consolidated Results of Operations
The table below displays the change in our net interest income between periods and the extent to which that variance is attributable to: (1) changes in the volume of our interest-earning assets and interest-bearing liabilities or (2) changes in the interest rates of these assets and liabilities.

Rate/Volume Analysis of Changes in Net Interest Income
	2024 vs. 2023			2023 vs. 2022
	Total Variance	Variance Due to:(1)		Total Variance	Variance Due to:(1)
		Volume	Rate		Volume	Rate
	(Dollars in millions)
Interest income:
Cash and cash equivalents(2)	$(439)	$(535)	$96	$2,001	$2	$1,999
Securities purchased under agreements to resell	171	92	79	1,596	463	1,133
Investments in securities(3)	197	93	104	329	(239)	568
Mortgage loans:
Mortgage loans of Fannie Mae	(150)	(31)	(119)	(397)	(398)	1
Mortgage loans of consolidated trusts	11,068	299	10,769	15,818	1,834	13,984
Total mortgage loans	10,918	268	10,650	15,421	1,436	13,985
Advances to lenders	5	2	3	70	(68)	138
Total interest income	10,852	(80)	10,932	19,417	1,594	17,823
Interest expense:
Short-term funding debt	77	89	(12)	(596)	(307)	(289)
Long-term funding debt	(385)	258	(643)	(1,143)	514	(1,657)
CAS debt	148	188	(40)	96	359	(263)
Total debt of Fannie Mae	(160)	535	(695)	(1,643)	566	(2,209)
Debt securities of consolidated trusts held by third parties	(10,717)	45	(10,762)	(18,424)	(1,181)	(17,243)
Total interest expense	(10,877)	580	(11,457)	(20,067)	(615)	(19,452)
Net interest income	$(25)	$500	$(525)	$(650)	$979	$(1,629)
(1)Combined rate/volume variances are allocated between rate and volume based on the relative size of each variance.
(2)Prior to March 31, 2024, “Cash and cash equivalents” were previously reported within “Investments in securities.” The prior periods have been updated to conform to the current period presentation. Cash equivalents are composed of overnight reverse repurchase agreements and U.S. Treasuries, if any, that have a maturity at the date of acquisition of three months or less.
(3)Consists of U.S. Treasuries not classified as cash equivalents and mortgage-related securities.
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
Our benefit or provision for credit losses and our related loss reserves can also be impacted by updates to the models, assumptions and data used in determining our allowance for loan losses. Although we believe the estimates underlying our allowance as of December 31, 2024 are reasonable, they are subject to uncertainty. Changes in future economic conditions and loan performance from our current expectations may result in volatility in our allowance for loan losses and, as a result, our benefit or provision for credit losses. See “Critical Accounting Estimates” for additional information about how our estimate of credit losses is subject to uncertainty. See “Risk Factors—Credit Risk” for a discussion of factors that could result in significant provisions for credit losses on the loans in our book of business.

Fannie Mae 2024 Form 10-K	63

MD&A | Consolidated Results of Operations
The table below presents our single-family and multifamily benefit or provision for credit losses and the change in expected credit enhancement recoveries.

Components of Benefit (Provision) for Credit Losses and Change in Expected Credit Enhancement Recoveries
	For the Year Ended December 31,
	2024	2023	2022
(Dollars in millions)
Benefit (provision) for credit losses:
Single-family benefit (provision) for credit losses	$938	$2,165	$(5,029)
Multifamily benefit (provision) for credit losses	(752)	(495)	(1,248)
Total benefit (provision) for credit losses	$186	$1,670	$(6,277)

Change in expected credit enhancement recoveries:(1)
Single-family	$(134)	$(310)	$470
Multifamily	328	117	257
Total change in expected credit enhancement recoveries	$194	$(193)	$727
(1)Consists of estimated changes in benefits from our freestanding credit enhancements.
Single-Family Benefit (Provision) for Credit Losses
Our single-family benefit for credit losses in 2024 was primarily driven by improvements to our longer-term single-family home price forecast, partially offset by provision from the risk profile of newly acquired loans, and provision related to higher mortgage interest rates.
•Home price forecast benefit. We recognized a benefit from improvements to our longer-term single-family home price forecast. Higher home prices decrease the likelihood that loans will default and reduce the amount of losses on loans that default, which impacts our estimate of losses and ultimately reduces our loss reserves and provision for credit losses.
•Provision for newly acquired loans. The provision for newly acquired loans was primarily driven by the credit risk profile of our 2024 single-family acquisitions, which primarily consisted of purchase loans. Purchase loans generally have higher origination LTV ratios than refinance loans; therefore, purchase loans generally have a higher estimated risk of default and loss severity in the allowance than refinance loans and a correspondingly higher credit loss provision at the time of acquisition.
•Provision for higher interest rates. We also recognized provision from higher mortgage interest rates. As mortgage rates increase, we expect a decrease in future prepayments on single-family loans. Lower expected prepayments extend the expected life of the loan, which increases our expectation of credit losses.
See “Key Market Economic Indicators” for additional information about how home prices and interest rates affect our credit loss estimates, including a discussion of home price growth and our home price forecast. Also see “Critical
Accounting Estimates” for more information about our home price and interest rate forecasts and how they can impact our single-family benefit (provision) for credit losses.
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
•Provision from redesignation of loans from HFI to HFS. In 2023 we redesignated certain nonperforming and reperforming single-family loans from HFI to HFS, as we no longer intended to hold them for the foreseeable future or to maturity. Upon redesignation, these loans had an amortized cost of $3.3 billion with a related allowance of $42 million. Since interest rates on the loans were below current market interest rates, their

Fannie Mae 2024 Form 10-K	64

MD&A | Consolidated Results of Operations
carrying value exceeded their fair value at the time of redesignation, which resulted in a write-off against the allowance of $658 million, with a net impact of $616 million in additional provision for credit losses.
Multifamily Benefit (Provision) for Credit Losses
Our multifamily provision for credit losses in 2024 was primarily driven by declining multifamily property values, an increase in multifamily loan delinquencies, and provision related to our estimate of losses on loans involving fraud or suspected fraud. These factors were partially offset by an improved long-term forecast of multifamily property net operating income (“NOI”).
•Provision relating to declining multifamily property values. During 2024, multifamily property values declined, primarily due to elevated interest rates resulting in higher market yield requirements. This decrease in property values led to higher LTV ratios for loans in our multifamily guaranty book of business, which drove higher estimated risk of default and loss severity in the allowance and therefore a higher credit loss provision.
•Provision relating to increased delinquencies. Multifamily loan delinquencies increased in 2024, particularly for adjustable-rate conventional loans that became seriously delinquent and were written down to their net recoverable amount, which contributed to the multifamily provision for credit losses.
•Provision relating to fraud or suspected fraud. Expected losses relating to multifamily lending transactions involving fraud or suspected fraud further heightened the risk of default and added to our multifamily credit loss provision.
•Benefit relating to improved NOI forecast. Our forecast of NOI on multifamily properties improved compared to our prior forecast, which also positively impacted our projection of multifamily property values. This improvement in our NOI forecast was primarily due to a refinement of our forecast assumptions to use the average NOI historical growth rate for a longer period of the forecast.
See “Critical Accounting Estimates” for more information about our NOI and property value growth estimates and how they can affect our multifamily benefit (provision) for credit losses.
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
Change in Expected Credit Enhancement Recoveries
Change in expected credit enhancement recoveries consists of the change in benefits recognized from our freestanding credit enhancements, including any realized amounts. Change in expected credit enhancement recoveries shifted from expense in 2023 to income in 2024 driven by the larger multifamily provision for credit losses in 2024. The increase in estimated credit losses on our multifamily guaranty book of business increased the amount we expect to receive from our multifamily loss sharing arrangements.
Fair Value Gains (Losses), Net
The estimated fair value of our derivatives, trading securities and other financial instruments carried at fair value may fluctuate substantially from period to period because of changes in interest rates, the yield curve, mortgage and credit spreads and implied volatility, as well as activity related to these financial instruments.

Fannie Mae 2024 Form 10-K	65

MD&A | Consolidated Results of Operations
The table below displays the components of our fair value gains and losses. Fair value gains, net in 2024 were driven by gains on risk management derivatives, trading securities and mortgage commitment derivatives. Gains on risk management derivatives and mortgage commitment derivatives were primarily due to rising interest rates, and the gains on trading securities were primarily driven by holdings of U.S. Treasury securities moving closer to maturity, which resulted in the reversal of previously recorded fair value losses.

Fair Value Gains (Losses), Net
	For the Year Ended December 31,
	2024	2023	2022
	(Dollars in millions)
Risk management derivatives fair value gains (losses) attributable to:
Net contractual interest income (expense) on interest-rate swaps(1)	$(1,074)	$(1,444)	$(492)
Net change in fair value during the period	1,997	1,311	(1,891)
Impact of hedge accounting(2)	(163)	481	2,763
Risk management derivatives fair value gains (losses), net	760	348	380
Mortgage commitment derivatives fair value gains (losses), net	533	120	2,708
Credit enhancement derivatives fair value gains (losses), net	(82)	46	(97)
Total derivatives fair value gains (losses), net	1,211	514	2,991
Trading securities gains (losses), net	570	1,006	(3,504)
Long-term debt fair value gains (losses), net	59	(308)	2,265
Other, net(3)	(19)	92	(468)
Fair value gains (losses), net	$1,821	$1,304	$1,284
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
•Changes in our derivative activity. The mix and balance of our derivative portfolio changes from period to period as we enter into or terminate derivative instruments to respond to changes in interest rates and changes in the balances and modeled characteristics of our assets and liabilities. Changes in the composition of our derivative portfolio affect the derivative fair value gains and losses we recognize in a given period.

Fannie Mae 2024 Form 10-K	66

MD&A | Consolidated Results of Operations
Additional factors that affect the fair value of our risk management derivatives include implied interest-rate volatility and the time value of purchased or sold options.
We recognized net fair value gains on risk management derivatives in 2024 primarily as a result of increasing interest rates, partially offset by contractual interest expense on our interest-rate swaps.
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
We recognized fair value gains on our mortgage commitments in 2024 primarily due to rising interest rates, partially offset by fair value losses in the third quarter, caused by decreasing interest rates.
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
Gains on trading securities in 2024 were primarily driven by holdings of U.S. Treasury securities moving closer to maturity. As a result, previously recognized fair value losses were reversed, resulting in a net gain on our fixed-rate securities held in our corporate liquidity portfolio.
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
Gains on long-term debt held at fair value in 2024 were due to decreases in the fair value of long-term debt of consolidated trusts held at fair value, driven by rising interest rates.
Losses on long-term debt held at fair value in 2023 were due to an increase in the fair value of long-term debt of consolidated trusts held at fair value, driven by decreasing interest rates and tightening of the secondary spread during the fourth quarter of 2023.
Administrative Expenses
Administrative expenses consists of salaries and employee benefits, professional services, and technology and occupancy costs. Administrative expenses were $3.6 billion in 2024 compared with $3.4 billion in 2023. By remaining disciplined on costs within our control, we kept the increase in our administrative expenses to 5%.

Fannie Mae 2024 Form 10-K	67

MD&A | Consolidated Results of Operations
Legislative Assessments
Legislative assessments consists of TCCA fees, FHFA assessments and affordable housing allocations.
•TCCA fees are the expense recognized as a result of the 10 basis point increase in guaranty fees on all single-
family mortgages delivered to us on or after April 1, 2012 pursuant to the Temporary Payroll Tax Cut
Continuation Act of 2011 and as extended by the Infrastructure Investment and Jobs Act, which we pay to
Treasury.
•FHFA assessments are expenses relating to our obligation to pay FHFA to cover a portion of its costs, expenses and working capital. Under the GSE Act, FHFA is authorized to establish and collect annual assessments from its regulated entities, including Fannie Mae, to provide for the payment of FHFA’s costs and expenses and to maintain a working capital fund.
•Affordable housing allocations relates to the GSE Act requirement to set aside each year an amount equal to
4.2 basis points of the unpaid principal balance of our new business purchases and to pay this amount to specified HUD and Treasury funds in support of affordable housing. In March 2024, we paid $155 million to the funds based on our new business purchases in 2023. For 2024, we recognized an expense of $160 million related to this obligation based on $381.1 billion in new business purchases during the year. We expect to pay this amount to the funds in 2025.
For additional information on our TCCA fees, FHFA assessments and affordable housing allocations, see “Certain
Relationships and Related Transactions, and Director Independence—Transactions with Related Persons” and “Note 2,
Conservatorship, Senior Preferred Stock Purchase Agreement and Related Matters—Related Parties.”
The table below displays the components of our legislative assessments.

Legislative Assessments
	For the Year Ended December 31,
	2024	2023	2022
	(Dollars in millions)
TCCA fees	$3,442	$3,431	$3,369
FHFA assessments	164	159	132
Affordable housing allocations:
Treasury’s Capital Magnet Fund	56	54	101
HUD’s Housing Trust Fund	104	101	186
Total affordable housing allocations	160	155	287
Total legislative assessments	$3,766	$3,745	$3,788

Fannie Mae 2024 Form 10-K	68

MD&A | Consolidated Balance Sheet Analysis
Consolidated Balance Sheet Analysis

This section discusses our consolidated balance sheets and should be read together with our consolidated financial statements and the accompanying notes.

Summary of Consolidated Balance Sheets
	As of December 31,
	2024	2023	Variance
	(Dollars in millions)
Assets
Cash and cash equivalents	$38,853	$35,817	$3,036
Restricted cash and cash equivalents	39,958	32,889	7,069
Securities purchased under agreements to resell	15,975	30,700	(14,725)
Investments in securities, at fair value	79,197	53,116	26,081
Mortgage loans:
Of Fannie Mae	50,408	50,325	83
Of consolidated trusts	4,095,305	4,094,036	1,269
Allowance for loan losses	(7,707)	(8,730)	1,023
Mortgage loans, net of allowance for loan losses	4,138,006	4,135,631	2,375
Deferred tax assets, net	10,545	11,681	(1,136)
Other assets	27,197	25,603	1,594
Total assets	$4,349,731	$4,325,437	$24,294
Liabilities and equity
Debt:
Of Fannie Mae	$139,422	$124,065	$15,357
Of consolidated trusts	4,088,675	4,098,653	(9,978)
Other liabilities	26,977	25,037	1,940
Total liabilities	4,255,074	4,247,755	7,319
Fannie Mae stockholders’ equity:
Senior preferred stock	120,836	120,836	—
Other net deficit	(26,179)	(43,154)	16,975
Total equity	94,657	77,682	16,975
Total liabilities and equity	$4,349,731	$4,325,437	$24,294
Restricted Cash and Cash Equivalents
The increase in restricted cash and cash equivalents from December 31, 2023 to December 31, 2024 was primarily driven by an increase in prepayments of loans held in consolidated trusts, resulting in higher cash balances held in trust at period end.
Securities Purchased Under Agreements to Resell and Investments in Securities,
at Fair Value
The primary driver of the increase in investments in securities, at fair value, as well as the decrease in securities purchased under agreements to resell, from December 31, 2023 to December 31, 2024, was a shift to investing the proceeds of funding debt issued during the second half of 2024 in longer-term U.S. Treasury securities, rather than investing those funds in securities purchased under agreements to resell. See “Liquidity and Capital Management—
Liquidity Management—Corporate Liquidity Portfolio” for additional information.
Mortgage Loans, Net of Allowance for Loan Losses
The mortgage loans reported in our consolidated balance sheets are classified as either HFS or HFI and include loans owned by Fannie Mae and loans held in consolidated trusts.
The increase in mortgage loans, net of allowance from December 31, 2023 to December 31, 2024 was primarily driven by an increase in multifamily loans, as multifamily acquisitions outpaced paydowns and liquidations. In addition, our allowance for loan losses decreased during the period. The impact of these factors was partially offset by a decrease in single-family loans.

Fannie Mae 2024 Form 10-K	69

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
The increase in debt of Fannie Mae from December 31, 2023 to December 31, 2024 was primarily due to the issuance of additional long-term debt in 2024. The decrease in debt of consolidated trusts from December 31, 2023 to December
31, 2024 was primarily driven by liquidations of Fannie Mae single-family MBS outpacing issuances and an increase in
MBS securities held in our retained mortgage portfolio. See “Liquidity and Capital Management—Liquidity Management
—Debt Funding” for a summary of activity in debt of Fannie Mae and a comparison of the mix between our outstanding short-term and long-term debt. Also see “Note 8, Short-Term and Long-Term Debt” for additional information on our total outstanding debt.
Stockholders’ Equity
Our stockholders’ equity (also referred to as our net worth) increased to $94.7 billion as of December 31, 2024, compared with $77.7 billion as of December 31, 2023, due to the $17.0 billion in comprehensive income recognized during 2024.
The aggregate liquidation preference of the senior preferred stock increased to $212.0 billion as of December 31, 2024 from $195.2 billion as of December 31, 2023. The aggregate liquidation preference of the senior preferred stock will further increase to $216.1 billion as of March 31, 2025, due to the $4.1 billion increase in our net worth in the fourth quarter of 2024. For more information about how this liquidation preference is determined, see “Business—
Conservatorship and Treasury Agreements—Treasury Agreements—Senior Preferred Stock Purchase Agreement and
Senior Preferred Stock.”
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
We classify our retained mortgage portfolio into three categories:
•Lender liquidity includes balances related to our portfolio securitization activity, which supports our efforts to provide liquidity to the single-family and multifamily mortgage markets.
•Loss mitigation includes delinquent mortgage loans we purchase from our MBS trusts, which enables us to initiate certain loss mitigation efforts.
•Other represents assets that we previously purchased for investment purposes.

Fannie Mae 2024 Form 10-K	70

MD&A | Retained Mortgage Portfolio
The table below displays the components of our retained mortgage portfolio. Based on the nature of the asset, these balances are included in either “Investments in securities, at fair value” or “Mortgage loans, net of allowance for loan losses” in our “Summary of Consolidated Balance Sheets” table above.
The increase in our retained mortgage portfolio as of December 31, 2024 compared with December 31, 2023 was primarily due to an increase in our lender liquidity portfolio driven by higher holdings in agency securities. This was partially offset by the continued decline in loans and securities in the other category primarily due to liquidations and paydowns.

Retained Mortgage Portfolio
	As of December 31,
	2024	2023
	(Dollars in millions)
Lender liquidity:
Agency securities(1)	$40,550	$27,823
Mortgage loans	8,093	7,101
Total lender liquidity	48,643	34,924
Loss mitigation mortgage loans(2)	40,194	38,634
Other:
Reverse mortgage loans and securities(3)	3,542	5,953
Other mortgage loans and securities(4)	2,502	3,683
Total other	6,044	9,636
Total retained mortgage portfolio	$94,881	$83,194

Retained mortgage portfolio by segment:
Single-family mortgage loans and mortgage-related securities	$89,308	$77,357
Multifamily mortgage loans and mortgage-related securities	$5,573	$5,837
(1)Consists of Fannie Mae, Freddie Mac and Ginnie Mae mortgage-related securities, including Freddie Mac securities guaranteed by Fannie
Mae. Excludes Fannie Mae and Ginnie Mae reverse mortgage securities and Fannie Mae-wrapped private-label securities.
(2)Includes single-family loans on nonaccrual status of $10.3 billion and $8.1 billion as of December 31, 2024 and 2023, respectively. Also includes multifamily loans on nonaccrual status of $2.9 billion and $2.0 billion as of December 31, 2024 and 2023, respectively.
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
We include 10% of the notional value of the interest-only securities we hold in calculating the size of the retained mortgage portfolio for the purpose of determining compliance with the senior preferred stock purchase agreement mortgage assets cap and associated FHFA instructions. As of December 31, 2024, 10% of the notional value of our interest-only securities was $1.6 billion, which is not included in the table above.
Under the terms of our MBS trust documents, we have the option or, in some instances, the obligation, to purchase mortgage loans that meet specific criteria from an MBS trust. FHFA has also provided us with instruction on our single-
family delinquent loan buyout policy. The purchase price for these loans is the unpaid principal balance of the loans plus accrued interest. In support of our loss mitigation strategies, we purchased $12.7 billion of loans from our single-family
MBS trusts during 2024, the substantial majority of which were delinquent, compared with $9.5 billion of loans purchased from single-family MBS trusts during 2023.

Fannie Mae 2024 Form 10-K	71

MD&A | Guaranty Book of Business
Guaranty Book of Business

When we securitize mortgage loans originated by lenders into Fannie Mae mortgage-backed securities, we issue guarantees, taking on the credit risk for those mortgage loans. Our guaranty book of business offers insight into both the guarantees we’ve issued and the credit risk of the loans we’ve acquired that back our MBS outstanding or that are held in our retained mortgage portfolio.
Our “guaranty book of business” consists of: (1) Fannie Mae MBS outstanding, excluding the portions of any structured securities we issue that are backed by Freddie Mac securities, (2) mortgage loans of Fannie Mae held in our retained mortgage portfolio, and (3) other credit enhancements that we provide on mortgage assets.
We use the term “Fannie Mae MBS” or “our MBS” to refer to any type of mortgage-backed security that we issue, including Fannie Mae-issued UMBS and structured securities such as Supers® and Real Estate Mortgage Investment
Conduit securities (“REMICs”).
We and Freddie Mac each issue single-family uniform mortgage-backed securities, or “UMBS®.” In some instances, our
MBS are resecuritizations of securities backed in whole or in part by Freddie Mac-issued UMBS, in which case our guaranty extends to the underlying Freddie Mac securities, shown as “Freddie Mac securities guaranteed by Fannie
Mae” in the table below. The Freddie Mac securities guaranteed by Fannie Mae are excluded from our “guaranty book of business” because Freddie Mac continues to guarantee the payment of principal and interest on the underlying
Freddie Mac securities, but included in “Total Fannie Mae guarantees” as presented in the table below.
The table below displays the composition of our guaranty book of business and our total Fannie Mae guarantees based on unpaid principal balance.

Composition of Fannie Mae Guaranty Book of Business
	As of December 31,
	2024			2023
	Single- Family	Multifamily	Total	Single- Family	Multifamily	Total
	(Dollars in millions)
Conventional guaranty book of business(1)	$3,632,700	$502,080	$4,134,780	$3,647,344	$471,812	$4,119,156
Government guaranty book of business(2)	5,705	490	6,195	7,901	520	8,421
Guaranty book of business	3,638,405	502,570	4,140,975	3,655,245	472,332	4,127,577
Freddie Mac securities guaranteed by Fannie Mae(3)	200,086	—	200,086	215,605	—	215,605
Total Fannie Mae guarantees	$3,838,491	$502,570	$4,341,061	$3,870,850	$472,332	$4,343,182
(1)Refers to mortgage loans and mortgage-related securities that are not guaranteed or insured, in whole or in part, by the U.S. government.
(2)Refers to mortgage loans and mortgage-related securities guaranteed or insured, in whole or in part, by the U.S. government.
(3)Represents the unpaid principal balance of Freddie Mac-issued UMBS backing Fannie Mae-issued Supers and REMICs. Because we do not have the power to direct matters (primarily the servicing of mortgage loans) that impact the credit risk to which we are exposed, which constitute control of these securitization trusts, we do not consolidate these trusts in our consolidated balance sheet, giving rise to off-
balance sheet exposure. See “Liquidity and Capital Management—Liquidity Management—Off-Balance Sheet Arrangements” and “Note 7,
Financial Guarantees” for information regarding our maximum exposure to loss on unconsolidated Fannie Mae MBS and Freddie Mac securities.
Presentation of Guaranty Book of Business in the Single-Family Business and
Multifamily Business sections
We present the guaranty book of business in this section and in our Monthly Summary reports, which are available on our website, based on the unpaid principal balance of our MBS outstanding. In the “Single-Family Business” and
“Multifamily Business” sections of this report, we present our single-family conventional guaranty book of business and our multifamily guaranty book of business, respectively, based on the unpaid principal balance of mortgage loans underlying our MBS. These amounts differ primarily as a result of payments we receive on underlying loans that have not yet been paid to the MBS holders or in instances where we have advanced missed borrower payments on mortgage loans to make required distributions to MBS holders. The difference in these measurements is less than 1%. Using these two presentations allows us to base the disclosure in this section and in our Monthly Summary reports based on the MBS measurement, and disclosures about the composition of loans in our guaranty book of business based on the loan measurement.

Fannie Mae 2024 Form 10-K	72

MD&A | Business Segment Financial Results
Business Segment Financial Results

We have two reportable business segments: Single-Family and Multifamily. This section provides a discussion of the primary components of net income for our Single-Family Business and Multifamily Business segments. This information complements the discussion of our consolidated financial results in “Consolidated Results of Operations.”

Single-Family Business Financial Results(1)
	For the Year Ended December 31,			Variance
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
	(Dollars in millions)
Net interest income(2)	$24,130	$24,229	$24,736	$(99)	$(507)
Fee and other income(3)	245	205	224	40	(19)
Net revenues	24,375	24,434	24,960	(59)	(526)
Benefit (provision) for credit losses	938	2,165	(5,029)	(1,227)	7,194
Fair value gains (losses), net	1,745	1,231	1,364	514	(133)
Investment gains (losses), net	(53)	(41)	(223)	(12)	182
Non-interest expense:
Administrative expenses(4)	(3,000)	(2,858)	(2,677)	(142)	(181)
Legislative assessments(5)	(3,719)	(3,699)	(3,739)	(20)	40
Credit enhancement expense(6)	(1,349)	(1,281)	(1,062)	(68)	(219)
Change in expected credit enhancement recoveries(7)	(134)	(310)	470	176	(780)
Other expenses, net(8)	(683)	(851)	(520)	168	(331)
Total non-interest expense	(8,885)	(8,999)	(7,528)	114	(1,471)
Income before federal income taxes	18,120	18,790	13,544	(670)	5,246
Provision for federal income taxes	(3,690)	(3,935)	(2,774)	245	(1,161)
Net income	$14,430	$14,855	$10,770	$(425)	$4,085

Multifamily Business Financial Results(1)
	For the Year Ended December 31,			Variance
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
	(Dollars in millions)
Net interest income	$4,618	$4,544	$4,687	$74	$(143)
Fee and other income(3)	76	70	88	6	(18)
Net revenues	4,694	4,614	4,775	80	(161)
Benefit (provision) for credit losses	(752)	(495)	(1,248)	(257)	753
Fair value gains (losses), net	76	73	(80)	3	153
Investment gains (losses), net	15	(12)	(74)	27	62
Non-interest expense:
Administrative expenses(4)	(619)	(587)	(520)	(32)	(67)
Legislative assessments(5)	(47)	(46)	(49)	(1)	3
Credit enhancement expense(6)	(292)	(231)	(261)	(61)	30
Change in expected credit enhancement recoveries(7)	328	117	257	211	(140)
Other expenses, net(8)	(254)	(267)	(111)	13	(156)
Total non-interest expense	(884)	(1,014)	(684)	130	(330)
Income before federal income taxes	3,149	3,166	2,689	(17)	477
Provision for federal income taxes	(601)	(613)	(536)	12	(77)
Net income	$2,548	$2,553	$2,153	$(5)	$400
(1)See “Note 11, Segment Reporting” for information about our segment allocation methodology.

Fannie Mae 2024 Form 10-K	73

MD&A | Business Segment Financial Results
(2)For single-family, includes net interest income generated by the 10 basis point guaranty fee increase we implemented pursuant to the
Temporary Payroll Tax Cut Continuation Act of 2011, and as extended by the Infrastructure Investment and Jobs Act, which is paid to
Treasury and not retained by us.
(3)Single-family fee and other income consists primarily of compensation for engaging in structured transactions and providing other lender services. Multifamily fee and other income consists of fees associated with certain Multifamily business activities such as credit enhancements for tax-exempt multifamily housing revenue bonds.
(4)Consists of (1) salaries and employee benefits, and (2) professional services, technology and occupancy expenses.
(5)For single-family, consists of the portion of our single-family guaranty fees that is paid to Treasury pursuant to the TCCA, affordable housing allocations and FHFA assessments. For multifamily, consists of the affordable housing allocations and FHFA assessments.
(6)Single-family credit enhancement expense consists of costs associated with our freestanding credit enhancements, which primarily include our CAS and CIRT programs, EPMI and certain lender risk-sharing programs. Multifamily credit enhancement expense primarily consists of costs associated with our MCIRTTM and MCASTM programs as well as amortization expense for certain lender risk-sharing programs.
Excludes CAS transactions accounted for as debt instruments and credit risk transfer programs accounted for as derivative instruments.
(7)Consists of change in benefits recognized from our freestanding credit enhancements, primarily from our CAS and CIRT programs as well as certain lender risk-sharing arrangements, including our multifamily DUS® program.
(8)Consists of debt extinguishment gains and losses, expenses associated with legal claims, foreclosed property income (expense), gains and losses from partnership investments, loan subservicing costs, and servicer fees paid in connection with certain loss mitigation activities.
Net Interest Income
(Dollars in millions)
Single-Family
The $99 million decrease in net interest income in 2024 compared with 2023 was driven by lower deferred guaranty fee income, primarily offset by higher income from base guaranty fees and lower expense from hedge accounting.
The $507 million decrease in net interest income in 2023 compared with 2022 was primarily as a result of lower deferred guaranty fee income and higher expense from hedge accounting largely offset by higher income from portfolios.
Multifamily
The $74 million increase in net interest income in 2024 compared with 2023 was primarily driven by higher guaranty fee income as a result of an increase in the size of our multifamily guaranty book of business, partially offset by lower average charged guaranty fees and lower yield maintenance income from fewer prepayments.
The $143 million decrease in net interest income in 2023 compared with 2022 was primarily due to lower yield maintenance income as a result of fewer prepayments, as well as lower average charged guaranty fees, partially offset by an increase in our multifamily guaranty book of business.

Fannie Mae 2024 Form 10-K	74

MD&A | Business Segment Financial Results
Benefit (Provision) for Credit Losses
(Dollars in millions)
See “Consolidated Results of Operations—Benefit (Provision) for Credit Losses” for a discussion of our single-family and multifamily benefit (provision) for credit losses.
Change in Expected Credit Enhancement Recoveries
(Dollars in millions)
See “Consolidated Results of Operations—Change in Expected Credit Enhancement Recoveries” for a discussion of the change in expected credit enhancement recoveries in 2024 as compared with 2023 relating to our multifamily loss sharing arrangements.
Fair Value Gains (Losses), Net
(Dollars in millions)

Fannie Mae 2024 Form 10-K	75

MD&A | Business Segment Financial Results
Single-Family
Fair value gains, net in 2024 were driven by gains on risk management derivatives, trading securities and mortgage commitment derivatives. Gains on risk management derivatives and mortgage commitment derivatives were primarily due to rising interest rates, and the gains on trading securities were primarily driven by holdings of U.S. Treasury securities moving closer to maturity, which resulted in the reversal of previously recorded fair value losses.
Fair value gains, net in 2023 were primarily driven by gains on trading securities. U.S. Treasury yields decreased in the fourth quarter of 2023, which resulted in a net gain on our fixed-rate securities held in our corporate liquidity portfolio.
Multifamily
Fair value gains, net in 2024 were relatively flat compared with 2023.
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
Our mortgage servicers typically collect and deliver principal and interest payments, administer escrow accounts, monitor and report on loan performance, perform early delinquency intervention activities, evaluate transfers of ownership interests, respond to requests for partial releases of security, and handle insurance proceeds from casualty and condemnation losses. Our mortgage servicers are the primary point of contact for borrowers and perform a key role in the effective implementation of our servicing policies, negotiation of workouts for delinquent and troubled loans, and other loss mitigation activities. Mortgage servicers also inspect and preserve properties and process foreclosures and bankruptcies. For information on the risks of our reliance on servicers, refer to “Risk Factors—Credit Risk.”
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
We employ a servicer performance management program, called the Servicer Total Achievement and RewardsTM
(STARTM) Program, which provides our largest servicers a transparent framework of key metrics and operational assessments to recognize strong performance and identify areas of weakness. Performance management staff measure, monitor and manage overall servicer performance by conducting regular servicer performance reviews in an

Fannie Mae 2024 Form 10-K	76

MD&A | Single-Family Business | Single-Family Primary Business Activities
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
Single-Family Credit Risk and Credit Loss Management
Our Single-Family business:
•Prices and manages the credit risk on loans in our single-family guaranty book of business through our loan acquisition policies, including our Selling Guide.
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
During 2024, approximately 1,200 lenders delivered single-family mortgage loans to us. We acquire a significant portion of our single-family mortgage loans from several large mortgage lenders. During 2024 and 2023, our top five lenders, in the aggregate, accounted for 29% of our single-family business volume. No lender accounted for 10% or more of our single-family business volume in 2024.
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
Single-Family Competition
We compete to acquire single-family mortgage assets in the secondary mortgage market and to issue single-family mortgage-backed securities to investors. Competition to acquire single-family mortgage assets is significantly affected by: our and our competitors’ pricing, eligibility standards and risk appetite; the number and nature of single-family mortgage loans originated and available for us to purchase in the secondary mortgage market (and whether sellers elect to retain loans with better credit characteristics); investor demand for UMBS and for our and our competitors’ other mortgage-backed securities; and macroeconomic conditions. Our ability to compete may also be affected by many other factors, including: our and our competitors’ capital requirements; our and Freddie Mac’s return on capital requirements;
applicable requirements to purchase mission-related loans; FHFA’s single-family mortgage purchase, servicing and securitization requirements aimed at aligning our single-family MBS with Freddie Mac’s MBS; direction from FHFA; new or existing legislation or regulations applicable to us, our lenders or our investors; and our senior preferred stock purchase agreement with Treasury.
Our primary competitors for the acquisition of single-family mortgage assets are Freddie Mac, FHA, the VA, the FHLBs,
U.S. banks and thrifts, securities dealers, insurance companies, and investment funds. Our primary competitors for the issuance and/or guarantee of single-family mortgage-backed securities are Freddie Mac, Ginnie Mae (which primarily guarantees securities backed by FHA-insured loans and VA-guaranteed loans) and private market competitors.
Competition for investors and counterparties in our credit risk transfer transactions comes primarily from other issuers of mortgage credit risk transfer transactions, such as Freddie Mac and private mortgage insurers. We also compete for investor funds against other credit-related securitized products, such as private-label residential mortgage-backed securities (“RMBS”), commercial RMBS, and collateralized loan obligations. The nature of our primary competitors and the overall levels of competition we face could change as a result of a variety of factors, many of which are outside our

Fannie Mae 2024 Form 10-K	77

MD&A | Single-Family Business | Single-Family Competition
control. See “Business—Conservatorship and Treasury Agreements,” “Business—Legislation and Regulation,” and
“Risk Factors” for information on matters that could affect our business and competitive environment.
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
(2)2024 information is as of September 30, 2024 and is based on the Federal Reserve’s December 2024 mortgage debt outstanding release, the latest date for which the Federal Reserve has estimated mortgage debt outstanding for single-family residences. Prior-period amounts have been changed to reflect revised historical data from the Federal Reserve.
Additional Information
•The average 30-year fixed-rate mortgage rate was 6.85% as of December 26, 2024 compared with 6.61% as of
December 28, 2023, and averaged 6.72% in 2024, compared with 6.81% in 2023, according to Freddie Mac’s
Primary Mortgage Market Survey®.
•We forecast that total originations in the U.S. single-family mortgage market in 2025 will increase from 2024 levels by approximately 13%, from an estimated $1.69 trillion in 2024 to $1.92 trillion in 2025, and the amount of refinance originations in the U.S. single-family mortgage market will increase from an estimated $387 billion in 2024 to $496 billion in 2025. See “Key Market Economic Indicators” for additional discussion of how housing activity can affect our financial results and the uncertainties that may affect our forecasts and expectations.

Fannie Mae 2024 Form 10-K	78

MD&A | Single-Family Business | Single-Family Mortgage-Related Securities Issuances Share
Single-Family Mortgage-Related Securities Issuances Share
Our single-family Fannie Mae MBS issuances were $329 billion in 2024, compared with $320 billion in 2023 and $628 billion in 2022. This slight increase in issuances compared with 2023 was driven by a modest uptick in refinancing activity in 2024, prompted by a decline in interest rates during the third quarter of 2024. Based on the latest data available, the charts below display our estimated share of single-family mortgage-related securities issuances as compared with that of our primary competitors for the issuance of single-family mortgage-related securities for the periods indicated.
Single-Family Mortgage-Related
Securities Issuances Share

Ginnie Mae	Private-label securities

Fannie Mae	Freddie Mac

We estimate our share of single-family mortgage-related securities issuances was 35% in 2022.
Our market share is influenced by various factors, including the pricing of single-family loans and the competitive market environment. When making pricing and acquisition decisions for single-family loans, we must consider a mix of often competing factors, such as competitive market dynamics, our capital requirements, our housing mission requirements and UMBS market liquidity objectives. Balancing these considerations can sometimes create challenges that impact our ability to compete effectively in the marketplace. For a discussion of factors that affect or could affect our business, our competitive environment, demand for our MBS, or the liquidity and market value of our MBS, as well as the risks associated with our conservatorship, our higher capital requirements relative to that of our primary competitor, our housing mission requirements, the UMBS market and the performance of our MBS, see “Business—Conservatorship and Treasury Agreements,” “Business—Legislation and Regulation,” “Risk Factors” and “Single-Family Competition.”
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
The charts below display our average charged guaranty fees, net of TCCA fees, on our single-family conventional guaranty book of business and on new single-family conventional loan acquisitions, along with our average single-family conventional guaranty book of business and our single-family conventional loan acquisitions for the periods presented.

Fannie Mae 2024 Form 10-K	79

MD&A | Single-Family Business | Single-Family Business Metrics
Select Single-Family Business Metrics(1)
(Dollars in billions)

Average charged guaranty fee on single-family conventional guaranty book of business, net of TCCA fees(2)	Average single-family conventional guaranty book of business(3)

Average charged guaranty fee on new single-family conventional acquisitions, net of TCCA fees(2)	Single-family conventional acquisitions

(1)As measured for purposes of the information reported in this section, our single-family conventional guaranty book of business was
$3,617.3 billion as of December 31, 2024, $3,636.7 billion as of December 31, 2023 and $3,635.2 billion as of December 31, 2022.
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
Our single-family conventional loan acquisition volumes remained at low levels in 2024. While interest rates decreased during the third quarter of 2024, the average 30-year fixed-rate mortgage rate during the year still remained higher than the interest rates of most outstanding single-family loans, resulting in low refinance volumes. In addition, housing affordability constraints and limited supply continued to put downward pressure on the volume of purchase loans we acquired.
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
therefore changes in charged guaranty fees are not necessarily indicative of a change in pricing.
Our average charged guaranty fee on newly acquired conventional single-family loans, net of TCCA fees, increased in
2024 compared with 2023 and 2022, primarily as a result of higher base guaranty fees charged on new acquisitions.

Fannie Mae 2024 Form 10-K	80

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
While we perform various quality assurance checks by sampling loans to assess compliance with our underwriting and eligibility criteria, we do not independently verify all reported information and we rely on lender representations and warranties regarding the accuracy of the characteristics of loans in our guaranty book of business. See “Risk Factors”
for a discussion of risks relating to mortgage fraud as a result of this reliance on lender representations and warranties.
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
Desktop Underwriter
Our proprietary automated underwriting system, Desktop Underwriter® (DU®), is used by mortgage lenders to evaluate the substantial majority of our single-family loan acquisitions. DU measures credit risk by assessing the primary and contributory risk factors of a mortgage and provides a comprehensive risk assessment of a borrower’s loan application and eligibility of the loan for sale to us. Risk factors evaluated by DU include the key loan attributes described under
“Single-Family Guaranty Book Diversification and Monitoring” below. DU applies our own assessment of the borrower’s credit data, including using trended credit data when available. DU analyzes the results of this risk and eligibility evaluation to arrive at the underwriting recommendation for the loan casefile. As part of our comprehensive risk management approach, we periodically update DU to reflect changes to our underwriting and eligibility guidelines. As part of normal business operations, we regularly review DU to determine whether its risk analysis and eligibility assessment are appropriate based on the current market environment and loan performance information. We also regularly review DU’s underlying risk assessment models and recalibrate these models to improve DU’s ability to effectively analyze risk and avoid excessive risk layering. Factors we take into account in these evaluations include the profile of loans delivered to us, loan performance and current market conditions.
Consistent with this risk management approach, in March 2024, we implemented updates to DU to allow lenders to use a single 12-month asset verification report in the DU validation service to identify recurring deposits in the applicant’s digital bank statement data to automatically validate income and employment, as well as assets, in one step. The same report also can be used to identify and consider the applicant’s positive rent payment and cash flow history.
In January 2025, we implemented updates to DU that included: updates to the DU risk assessment and risk factors evaluated by DU; and enhancements in support of increasing access to credit for potential borrowers such as those with limited or no credit histories or borrowers that could benefit from DU’s positive rent payment history and cash flow assessment capabilities. We will continue to closely monitor loan acquisitions and market conditions and, as appropriate, make changes to DU, including its eligibility criteria, so that the loans we acquire are consistent with our risk appetite and mission.
Other Underwriting Standards
DU was used to evaluate approximately 90% of the single-family loans we acquired in 2024. We also purchase and securitize mortgage loans that have been underwritten using other automated underwriting systems, as well as manually underwritten mortgage loans that meet our stated underwriting requirements or meet agreed-upon standards

Fannie Mae 2024 Form 10-K	81

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
that differ from our standard underwriting and eligibility criteria. The majority of loans we acquired in 2024 that were not underwritten with DU were underwritten through a third-party automated underwriting system, such as Freddie Mac’s
Loan Product Advisor®.
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
New Credit Score Models and Change to Credit Report Requirement
Fannie Mae uses credit scores to establish a minimum credit threshold for mortgage lending, provide a foundation for risk-based pricing, and support disclosures to investors. We currently use the “classic FICO® Score” from Fair Isaac
Corporation as our credit score model, which FHFA has approved.
In October 2022, FHFA announced the validation and approval of two new credit score models for use by Fannie Mae and Freddie Mac: the FICO® Score 10 T credit score model and the VantageScore 4.0 credit score model. Once implemented, lenders will be required to deliver both FICO Score 10 T and VantageScore 4.0 credit scores with each loan sold to us when available, replacing the classic FICO Score model.
FHFA also announced in October 2022 that Fannie Mae and Freddie Mac will work toward changing the requirement that lenders provide credit reports from all three nationwide consumer reporting agencies. Instead, we will require lenders to provide credit reports from at least two of the three nationwide consumer reporting agencies (referred to as the new bi-merge credit reporting requirements).
In response to industry feedback and to better support market participants with this transition, in January 2025, FHFA,
Fannie Mae and Freddie Mac revised the implementation date for these requirements from the fourth quarter of 2025 to a to-be-determined date.
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
Under our representation and warranty framework, lenders can obtain relief from repurchase liability for violations of certain underwriting representations and warranties. Loans with 36 months of consecutive monthly payments and minimal delinquencies over a specified time period or with satisfactory conclusion of a full-file quality control review are eligible for relief. However, no relief may be granted for violations of “life of loan” representations and warranties, such as those relating to whether a loan was originated in compliance with applicable laws or conforms to our charter requirements. As of December 31, 2024, 73% of the outstanding loans in our single-family conventional guaranty book of business that were acquired and are subject to this framework have obtained relief based solely on payment history or the satisfactory conclusion of a full-file quality control review, and an additional 25% remain eligible for relief in the future.
In addition, lenders may obtain relief from liability for violations of a more narrow set of representations and warranties through the use of specified underwriting tools. This primarily includes relief for:
•borrower income, asset and employment data that has been validated through DU; and

Fannie Mae 2024 Form 10-K	82

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
•appraised property value for appraisals that have received a qualifying risk score in Collateral Underwriter®, our appraisal review tool.
The table below shows information about issued and outstanding repurchase requests on single-family loans.

Issued and Outstanding Repurchase Requests
	2024	2023
	(Dollars in billions)
Total loans delivered for the applicable twelve-month period(1)	$307.4	$407.5
Repurchase requests issued as of year end on loans delivered during the applicable twelve-month period(2)	0.43%	0.57%

	As of December 31,
	2024	2023
	(Dollars in millions)
Outstanding Repurchase Requests:
Unpaid principal balance of outstanding repurchase requests(3)	$220	$437
As a percentage of our single-family conventional guaranty book of business	0.01%	0.01%
Percentage of outstanding repurchase requests over 180 days outstanding	3%	3%
(1)The applicable twelve-month period for 2024 is May 1, 2023 through April 30, 2024 and for 2023 is May 1, 2022 through April 30, 2023. For
2024, this represents the most recent twelve-month period as of December 31, 2024 for which we have issued substantially all repurchase demands. The 2023 period is presented on the same basis for comparability with the 2024 period.
(2)Represents repurchase requests issued as of December 31, 2024 and 2023, on loans delivered to us during the applicable twelve-month periods referenced in the prior footnote.
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
The profile of our single-family conventional guaranty book of business includes the following key risk characteristics:
•LTV ratio. LTV ratio is a strong predictor of credit performance. Lower LTV ratios are generally associated with a reduced likelihood of default and lower loss severity in the event of default. This relationship also applies to estimated mark-to-market LTV ratios. An LTV ratio above 100% indicates that the borrower's mortgage balance is greater than the property's current market value, which increases the risk of default and potential loss severity.
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
•Property type. Certain property types have a higher risk of default. For example, condominiums tend to have higher credit risk than single-family detached properties.
•Occupancy type. Mortgages on properties occupied by the borrower as a primary or secondary residence tend to have lower credit risk than mortgages on investment properties.

Fannie Mae 2024 Form 10-K	83

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
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
•Loan age. We monitor year of origination and loan age, which is defined as the number of years since origination. The risk of default on mortgage loans typically does not peak until the third through fifth year following origination; however, this range can vary based on many factors, including changes in macroeconomic conditions and foreclosure timelines.

Fannie Mae 2024 Form 10-K	84

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
We provide additional information on the credit characteristics of our single-family loans in quarterly financial supplements, which we furnish to the SEC with current reports on Form 8-K and make available on our website.
Information in our quarterly financial supplements is not incorporated by reference into this report.

Key Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business(1)
	Percent of Single-Family Conventional Business Volume at Acquisition(2) For the Year Ended December 31,			Percent of Single-Family Conventional Guaranty Book of Business(3) As of December 31,
	2024	2023	2022	2024	2023	2022
Original LTV ratio:(4)
<= 60%	17%	16%	22%	24%	25%	26%
60.01% to 70%	11	10	13	14	14	15
70.01% to 80%	33	34	33	34	33	33
80.01% to 90%	15	16	12	11	11	10
90.01% to 95%	17	18	15	12	12	11
95.01% to 100%	7	6	5	4	4	4
Greater than 100%	—	—	—	1	1	1
Total	100%	100%	100%	100%	100%	100%
Weighted average	77%	78%	75%	73%	73%	72%
Average loan amount	$331,950	$321,205	$301,887	$209,326	$207,883	$206,049
Loan count (in thousands)	982	984	2,037	17,281	17,494	17,643
Estimated mark-to-market LTV ratio:(5)
<= 60%				69%	68%	66%
60.01% to 70%				12	14	16
70.01% to 80%				10	10	10
80.01% to 90%				6	5	5
90.01% to 100%				3	3	3
Greater than 100%				*	*	*
Total				100%	100%	100%
Weighted average				50%	51%	52%
FICO credit score at origination:(6)
< 620	* %	* %	* %	* %	* %	1%
620 to < 660	2	3	4	3	4	4
660 to < 680	3	3	4	4	4	4
680 to < 700	5	5	8	6	6	6
700 to < 740	18	20	22	20	20	19
>= 740	72	69	62	67	66	66
Total	100%	100%	100%	100%	100%	100%
Weighted average	758	755	747	753	753	752
DTI ratio at origination:(7)
<= 43%	64%	64%	68%	74%	75%	75%
43.01% to 45%	10	10	10	9	9	9
Greater than 45%	26	26	22	17	16	16
Total	100%	100%	100%	100%	100%	100%
Weighted average	38%	38%	37%	35%	35%	35%

Fannie Mae 2024 Form 10-K	85

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management

	Percent of Single-Family Conventional Business Volume at Acquisition(2) For the Year Ended December 31,			Percent of Single-Family Conventional Guaranty Book of Business(3) As of December 31,
	2024	2023	2022	2024	2023	2022
Product type:
Fixed-rate:(8)
Long-term	96%	96%	90%	89%	87%	86%
Intermediate-term	3	3	9	10	12	13
Total fixed-rate	99	99	99	99	99	99
Adjustable-rate	1	1	1	1	1	1
Total	100%	100%	100%	100%	100%	100%
Number of property units:
1 unit	97%	98%	98%	97%	98%	98%
2-4 units	3	2	2	3	2	2
Total	100%	100%	100%	100%	100%	100%
Property type:
Single-family homes	91%	91%	91%	91%	91%	91%
Condo/Co-op	9	9	9	9	9	9
Total	100%	100%	100%	100%	100%	100%
Occupancy type:
Primary residence	93%	92%	91%	91%	91%	91%
Second/vacation home	2	2	3	3	3	3
Investor	5	6	6	6	6	6
Total	100%	100%	100%	100%	100%	100%
Loan purpose:
Purchase	83%	86%	62%	48%	45%	40%
Cash-out refinance	9	10	25	19	20	22
Other refinance	8	4	13	33	35	38
Total	100%	100%	100%	100%	100%	100%
Geographic concentration:(9)
Midwest	16%	14%	13%	14%	14%	14%
Northeast	15	13	13	16	16	16
Southeast	26	28	26	23	23	23
Southwest	22	24	23	19	19	19
West	21	21	25	28	28	28
Total	100%	100%	100%	100%	100%	100%
Origination year:
2018 and prior				18%	21%	24%
2019				4	4	5
2020				22	24	25
2021				28	30	32
2022				13	13	14
2023				7	8	—
2024				8	—	—
Total				100%	100%	100%
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
(3)Calculated based on the aggregate unpaid principal balance of single-family loans for each category divided by the aggregate unpaid principal balance of loans in our single-family conventional guaranty book of business as of the end of each period.
(4)The original LTV ratio generally is based on the original unpaid principal balance of the loan divided by the appraised property value reported to us at the time of acquisition of the loan. Excludes loans for which this information is not readily available.

Fannie Mae 2024 Form 10-K	86

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
TX and UT. West consists of AK, CA, GU, HI, ID, MT, NV, OR, WA and WY.
Characteristics of our New Single-Family Loan Acquisitions
Refinancing activity was slightly higher in 2024 compared to 2023 as interest rates declined in the third quarter of 2024, resulting in a modest increase in the number of borrowers who could benefit from refinancing. Accordingly, the share of our single-family loan acquisitions consisting of refinance loans (versus home purchase loans) increased to 17% in
2024 compared with 14% in 2023. Typically, refinance loans have lower LTV ratios than home purchase loans. This trend contributed to a minor decrease in the percentage of our single-family loan acquisitions with LTV ratios over 80%, from 40% in 2023 to 39% in 2024. In addition, our acquisitions of loans from first-time home buyers remained flat at
41% of our single-family loan acquisitions in 2024 compared to 2023.
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
High-Balance Loans
The standard conforming loan limit for a one-unit property was $726,200 for 2023, $766,550 for 2024 and increased to
$806,500 for 2025. As we discuss in “Business—Legislation and Regulation—Our Charter,” we are permitted to acquire loans with higher balances in certain areas, which we refer to as high-balance loans.
The following table displays the amount of high-balance loans in our single-family conventional guaranty book of business.

Single-Family High-Balance Loans
	As of December 31,
	2024	2023
Unpaid principal balance (in billions)	$225.9	$233.3
Percentage of single-family conventional guaranty book of business	6%	6%
Adjustable-Rate Mortgages
ARMs are mortgage loans with an interest rate that adjusts periodically over the life of the mortgage based on changes in a specified index. The table below displays the unpaid principal balance for ARMs in our single-family conventional guaranty book of business by the year of their next scheduled contractual reset date. The contractual reset is either an adjustment to the loan’s interest rate or a scheduled change to the loan’s monthly payment to begin to reflect the payment of principal. The timing of the actual reset dates may differ from those presented due to a number of factors, including refinancing or exercising of other provisions within the terms of the mortgage.

Fannie Mae 2024 Form 10-K	87

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management

Single-Family Adjustable-Rate Mortgages(1)
	Reset Year
	2025	2026	2027	2028	2029	Thereafter	Total
	(Dollars in millions)
ARMs(2)	$9,760	$1,260	$2,328	$3,139	$3,369	$7,787	$27,643
(1)Excludes loans for which there is not an additional reset for the remaining life of the loan.
(2)Includes $2.3 billion of interest-only and negative-amortizing loans. We have not acquired interest-only loans since 2014, and we have not acquired negative-amortizing loans since 2007.
Single-Family Credit Enhancement and Transfer of Mortgage Credit Risk
Overview
One of the key components of our credit risk management strategy is the transfer of mortgage credit risk to third parties.
The table below displays information about the loans in our single-family conventional guaranty book of business covered by one or more forms of credit enhancement, including mortgage insurance or a credit risk transfer transaction.

Single-Family Loans with Credit Enhancement
	As of December 31,
	2024		2023
	Unpaid Principal Balance	Percentage of Single-Family Conventional Guaranty Book of Business	Unpaid Principal Balance	Percentage of Single-Family Conventional Guaranty Book of Business
	(Dollars in billions)
Primary mortgage insurance	$761	21%	$763	21%
Connecticut Avenue Securities	850	23	843	24
Credit Insurance Risk Transfer	419	12	399	11
Other	45	1	52	1
Less: Loans covered by multiple credit enhancements	(408)	(11)	(411)	(12)
Total single-family loans with credit enhancement	$1,667	46%	$1,646	45%
The table above presents the unpaid principal balance and percentage of our single-family conventional guaranty book of business that is covered by the referenced credit enhancements, but does not present the risk in force of such credit enhancements. “Risk in force” refers to the maximum potential loss recovery under the applicable credit enhancement transaction. The risk in force of our back-end credit risk transfer transactions, which refers to the maximum amount of losses that could be absorbed by credit risk transfer investors, was approximately $43 billion as of December 31, 2024, compared with approximately $42 billion as of December 31, 2023. Our back-end credit risk transfer transactions consist of our Connecticut Avenue Securities, Credit Insurance Risk Transfer, and other transactions. For information on our risk-in-force primary mortgage insurance coverage, see “Risk Management—Institutional Counterparty Credit Risk
Management—Mortgage Insurers.”
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
Our approved monoline mortgage insurers’ financial ability and willingness to pay claims is an important determinant of our overall credit risk exposure. For a discussion of our exposure to and management of the counterparty credit risk associated with mortgage insurers, see “Risk Management—Institutional Counterparty Credit Risk Management—
Mortgage Insurers” and “Note 14, Concentrations of Credit Risk.”

Fannie Mae 2024 Form 10-K	88

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
Credit Risk Transfer Transactions
Our Single-Family business has developed other risk-sharing capabilities to transfer portions of our single-family mortgage credit risk to the private market. These credit risk transfer transactions are described in the table below. Our credit risk transfer transactions are designed to transfer a portion of the losses we expect would be incurred in an economic downturn or a stressed credit environment. While these transactions are expected to mitigate some of our potential future credit losses (generally net of any proceeds received from front-end credit enhancements, such as primary mortgage insurance), they are not designed to shield us from all losses. We retain a portion of the future credit losses on all loans covered by CAS and CIRT transactions, including all or a portion of the first loss positions in most transactions. Because our credit risk transfer transactions reduce our credit risk, they also affect our capital requirements and our returns on capital.
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
In 2024, we transferred a portion of the mortgage credit risk on single-family mortgage loans with an unpaid principal balance of $186.3 billion at the time of the transactions. When engaging in these transactions, we consider their cost, the resulting capital relief provided by the transactions, and the overall credit risk transfer capacity of the market. The cost of our credit risk transfer transactions is impacted by macroeconomic and housing market sentiment, as well as the demand and capacity of the investors and reinsurers that support these transactions. When structuring our credit risk transfer transactions, we may choose to adjust the amount of first loss retained by Fannie Mae in these transactions as a way to manage costs or market capacity, or as a way to adjust the amount of capital relief we are targeting for the transaction. Changes in our capital requirements, including the capital relief assigned for credit risk transfer transactions, could cause us to modify our credit risk transfer activities.
We provide a portion of the guaranty fee to investors in our credit risk transfer transactions as compensation for their taking on a share of the credit risk of the related loans. We record the substantial majority of expenses related to our credit risk transfer transactions in “Credit enhancement expense” within our consolidated statements of operations and comprehensive income.

Fannie Mae 2024 Form 10-K	89

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
Principal Categories of Our Single-Family Credit Risk Transfer Transactions

	Transaction Description	Other Key Characteristics
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
income.
•  CAS REMIC transactions align the timing of our
recognition of credit losses with the related
recovery from the CAS REMIC. We record the
expected benefit and the loss in the same period.

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
•  After maturity or early redemption, if exercised, the
CAS REMIC provides no further credit protection with
respect to the reference loans that were previously
underlying that CAS REMIC transaction.
•Presents minimal counterparty credit risk as the CAS
trust receives the proceeds that will reimburse us for
certain credit events on the related loans upon the
issuance of the CAS REMIC.

CIRT
•  Insurance transactions whereby we obtain actual
loss coverage on pools of loans either directly
from an insurance provider that retains the risk, or
from an insurance provider that simultaneously
cedes all of its risk to one or more reinsurers.
•  In CIRT deals, we generally retain an initial
portion of losses on the loans in the pool (for
example, the first 0.75% of the initial pool unpaid
principal balance). Reinsurers cover losses above
this retention amount up to a detachment point
(for example, the next 4.0% of the initial pool
unpaid principal balance). We retain all losses
above this detachment point. The initial portion of
losses we retain and the detachment points vary
in CIRT transactions—the percentages provided
above are only examples.
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
•  To date, CIRT transactions generally have been
structured with 10, 12-1/2, or 18-year terms, and
covered loans that are delinquent as of the final
scheduled month continue to be covered until and
unless they eventually cure. The transaction term may
vary based upon market execution and the capital
benefit.
•  Presents counterparty credit risk. A portion of the
insurers’ or reinsurers’ obligations is collateralized with
highly-rated liquid assets held in a trust account
initially determined according to the ratings of such
insurer or reinsurer. Contractual provisions require
additional collateral to be posted in the event of
adverse developments with the counterparty, such as
a ratings downgrade. For additional discussion of our
exposure to and management of counterparty credit
risk associated with CIRT transactions, see “Risk
Management—Institutional Counterparty Credit Risk
Management—Reinsurers.”

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

Fannie Mae 2024 Form 10-K	90

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
The following table displays information about the single-family credit enhancement recovery receivables we have recognized within “Other assets” in our consolidated balance sheets. The decrease in our single-family freestanding credit enhancement receivables as of December 31, 2024 compared with December 31, 2023, was primarily a result of a decrease in our estimate of single-family credit losses in 2024. As our estimate for credit losses decreases, so does the benefit we expect to receive from our freestanding credit enhancements.

Single-Family Credit Enhancement Receivables
	As of December 31,
	2024	2023
	(Dollars in millions)
Freestanding credit enhancement receivables	$117	$253
Primary mortgage insurance receivables, net of allowance(1)	69	54
(1)Amount is net of a valuation allowance of $403 million and $417 million as of December 31, 2024 and December 31, 2023, respectively.
The vast majority of this valuation allowance related to deferred payment obligations associated with unpaid claim amounts for which collectability is uncertain.
The following table displays the primary characteristics of the loans in our single-family conventional guaranty book of business without credit enhancement.

Single-Family Loans Currently without Credit Enhancement
	As of December 31,
	2024		2023
	Unpaid Principal Balance	Percentage of Single-Family Conventional Guaranty Book of Business	Unpaid Principal Balance	Percentage of Single-Family Conventional Guaranty Book of Business
	(Dollars in billions)
Low LTV ratio or short-term(1)	$1,049	29%	$1,112	31%
Pre-credit risk transfer program inception(2)	209	6	236	6
Recently acquired(3)	186	5	180	5
Other(4)	764	21	730	20
Less: Loans in multiple categories	(258)	(7)	(267)	(7)
Total single-family loans currently without credit enhancement	$1,950	54%	$1,991	55%
(1)Represents loans with an LTV ratio less than or equal to 60% or loans with an original maturity of 20 years or less.
(2)Represents loans that were acquired before the inception of our credit risk transfer programs. Also includes Refi PlusTM loans.
(3)Represents loans that were recently acquired and have not been included in a reference pool.
(4)Includes adjustable-rate mortgage loans, loans with a combined LTV ratio greater than 97%, non-Refi Plus loans acquired after the inception of our credit risk transfer programs that became 30 or more days delinquent prior to inclusion in a credit risk transfer transaction, and loans that were delinquent as of December 31, 2024 or December 31, 2023. Also includes loans that were previously included in a credit risk transfer transaction but subsequently had the coverage canceled or the covered term of the transaction ended.
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
•efforts undertaken to manage our problem loans, including the role of servicers in loss mitigation, forbearance plans, loan workouts, and sales of nonperforming and reperforming loans;
•metrics regarding our loan workout activities;

Fannie Mae 2024 Form 10-K	91

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

Delinquency Status and Activity of Single-Family Conventional Loans
	As of December 31,
	2024	2023	2022
Delinquency status:
30 to 59 days delinquent	1.05%	1.06%	0.96%
60 to 89 days delinquent	0.29	0.26	0.23
Seriously delinquent (“SDQ”):	0.56	0.55	0.65
Percentage of SDQ loans that have been delinquent for more than 180 days	41	47	55
Percentage of SDQ loans that have been delinquent for more than two years	5	10	16

	For the Year Ended December 31,
	2024	2023	2022
Single-family SDQ loans (number of loans):
Beginning balance	96,479	114,960	218,329
Additions	182,083	169,197	171,437
Removals:
Modifications and other loan workouts	(76,336)	(77,478)	(164,707)
Liquidations and sales	(29,967)	(31,439)	(46,476)
Cured or less than 90 days delinquent	(75,130)	(78,761)	(63,623)
Total removals	(181,433)	(187,678)	(274,806)
Ending balance	97,129	96,479	114,960
Our single-family serious delinquency rate as of December 31, 2024 remained near historically low levels. Our single-
family serious delinquency rate increased slightly by 1 basis point as of year-end 2024 compared with as of year-end
2023 driven by increased delinquencies in areas affected by hurricanes. Given our expectation of slower economic and home price growth in 2025 and 2026, the credit performance of the loans in our single-family guaranty book of business may decline compared to recent performance, which could lead to higher delinquencies or an increase in our single-
family serious delinquency rate.
Factors that affect our single-family serious delinquency rate include:
•the percentage of our loans that receive forbearance and the length of time they remain in forbearance;
•the pace and effectiveness of payment deferrals, loan modifications and other workouts;

Fannie Mae 2024 Form 10-K	92

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

Single-Family Conventional Seriously Delinquent Loan Concentration Analysis
	As of December 31,
	2024			2023			2022
	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate
States:
California	19%	9%	0.41%	19%	10%	0.42%	19%	9%	0.46%
Florida	6	11	0.96	6	9	0.73	6	9	0.90
Illinois	3	5	0.69	3	5	0.70	3	5	0.86
New York	4	6	0.79	5	6	0.92	5	7	1.12
Texas	8	10	0.73	7	9	0.64	7	8	0.71
All other states	60	59	0.51	60	61	0.52	60	62	0.62
Estimated mark-to- market LTV ratio:
<= 60%	69	67	0.47	68	69	0.49	66	74	0.63
60.01% to 70%	12	14	0.94	14	15	0.80	16	14	0.77
70.01% to 80%	10	10	0.85	10	9	0.77	10	8	0.69
80.01% to 90%	6	6	0.97	5	5	0.81	5	3	0.68
90.01% to 100%	3	3	0.77	3	2	0.59	3	1	0.40
Greater than 100%	*	*	2.82	*	*	2.05	*	*	4.04
Credit enhanced:(2)
Primary MI & other(3)	21	34	1.17	21	33	1.08	21	31	1.19
Credit risk transfer(4)	36	32	0.61	36	30	0.54	31	28	0.66
Non-credit enhanced	54	49	0.44	55	52	0.46	58	54	0.55
*Represents less than 0.5% of single-family conventional guaranty book of business.
(1)Calculated based on the number of single-family loans that were seriously delinquent for each category divided by the total number of single-family conventional loans that were seriously delinquent.
(2)The credit-enhanced categories are not mutually exclusive. A loan with primary mortgage insurance that is also covered by a credit risk transfer transaction will be included in both the “Primary MI & other” category and the “Credit risk transfer” category. As a result, the “Credit enhanced” and “Non-credit enhanced” categories do not sum to 100%. The total percentage of our single-family conventional guaranty book of business with some form of credit enhancement as of December 31, 2024 was 46%.
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
workout. Our loan workouts reflect additional types of home retention solutions that help reinstate loans to current status, including repayment plans, payment deferrals, and loan modifications. Our loan workouts also include foreclosure alternatives, such as short sales and deeds in-lieu of foreclosure.

Fannie Mae 2024 Form 10-K	93

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
As of December 31, 2024, the unpaid principal balance of single-family loans in forbearance was $8.0 billion, or 0.2% of our single-family conventional guaranty book of business, compared with $6.9 billion, or 0.2% of our single-family conventional guaranty book of business, as of December 31, 2023.
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
Effective December 2024, our loan modifications are designed to reach a 20% targeted principal and interest payment reduction for the borrower. As outlined by our Servicing Guide, loan modifications include the following concessions as necessary to achieve a 20% targeted payment reduction:
•capitalization of past due amounts, a form of payment delay, which capitalizes interest and other eligible default-related amounts that were advanced on behalf of the borrower that are past due into the unpaid principal balance; and
•a term extension, which may extend the contractual maturity date of the loan up to 40 years from the effective date of the modification.
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
•sell the home prior to foreclosure in a short sale, whereby the borrower sells the home for less than the full amount owed to Fannie Mae under the mortgage loan.
These alternatives are designed to reduce our credit losses while helping borrowers avoid having to go through a foreclosure. We work to obtain the highest price possible for the properties sold in short sales.

Fannie Mae 2024 Form 10-K	94

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

Completed Loan Workout Activity
(Dollars in billions)
167.3
$35.3
$18.4
$16.6
85.0
$19.0
$11.2
$7.3
91.8
$21.7
$11.4
$9.5
2022
2023
2024
Modifications¹
Other²
Payment deferrals
Number of loan workouts (in thousands)

(1)There were approximately 19,300 loans, 16,300 loans and 15,800 loans in a trial modification period that was not yet complete as of
December 31, 2024, 2023 and 2022, respectively.
(2)Other was $773 million, $516 million and $313 million for the years ended December 31, 2024, 2023 and 2022, respectively. Other includes repayment plans and foreclosure alternatives. Repayment plans reflect only those plans associated with loans that were 60 days or more delinquent.
The increase in loan workout activity in 2024 compared with 2023, was primarily driven by an increase in loan modifications, which includes borrowers affected by hurricanes.
The total amount of principal and interest deferred to the end of the loan term for single-family loans that received a payment deferral was $308 million for the year ended December 31, 2024, of which $199 million was deferred interest.
For the year ended December 31, 2023, the total amount of principal and interest deferred was $408 million, of which
$248 million was deferred interest. For the year ended December 31, 2022, the total amount of principal and interest deferred was $990 million, of which $599 million was deferred interest.
The table below displays the percentage of our single-family loan modifications completed during 2023 and 2022 that were current or paid off one year after modification and, for modifications completed during 2022, two years after modification.

Percentage of Single-Family Completed Loan Modifications That Were Current or Paid Off at One and Two Years Post-Modification
	2023 Modifications				2022 Modifications
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1

One Year Post-Modification	63%	69%	72%	75%	75%	79%	84%	87%

Two Years Post-Modification					82	85	87	90

Fannie Mae 2024 Form 10-K	95

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
and the capital we would be required to hold for such loans.

Nonperforming and Reperforming Loan Sale Activity
	For the Year Ended December 31,
	2024	2023	2022
	(Dollars in millions)
Reperforming Loan Sales:
Number of loans sold	19,909	11,626	29,676
Aggregate unpaid principal balance of loan sales	$3,790	$2,219	$4,974

Nonperforming Loan Sales:
Number of loans sold	3,978	2,265	8,215
Aggregate unpaid principal balance of loan sales	$698	$354	$1,354
REO Management
If a loan defaults, we may acquire the property through foreclosure or a deed-in-lieu of foreclosure. The table below displays our REO activity by region. Regional REO acquisition trends generally follow a pattern that is similar to, but lags, that of regional delinquency trends.

Single-Family REO Properties
	For the Year Ended December 31,
	2024	2023	2022
Single-family REO properties (number of properties):
Beginning of period inventory of single-family REO properties(1)	8,403	8,779	7,166
Acquisitions by geographic area:(2)
Midwest	876	1,265	1,606
Northeast	477	847	1,049
Southeast	652	982	1,136
Southwest	602	754	768
West	387	344	322
Total REO acquisitions(1)	2,994	4,192	4,881
Dispositions of REO	(5,502)	(4,568)	(3,268)
End of period inventory of single-family REO properties(1)	5,895	8,403	8,779
Carrying value of single-family REO properties (dollars in millions)	$1,106	$1,396	$1,293
Single-family foreclosure rate(3)	0.02%	0.02%	0.03%
REO net sales price to unpaid principal balance(4)	143%	129%	114%
REO net sales price to unpaid principal balance and costs to repair(5)	89%	97%	102%
Short sales net sales price to unpaid principal balance(6)	89%	91%	91%
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
(4)Calculated as the amount of sale proceeds received on disposition of REO properties during the respective periods, excluding those subject to repurchase requests made to our sellers or servicers, divided by the aggregate unpaid principal balance of the related loans at the time of foreclosure. Net sales price represents the contract sales price less selling costs for the property and other charges paid by the seller at closing, and excludes the cost associated with any property repairs.

Fannie Mae 2024 Form 10-K	96

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
Although our REO net sales price to unpaid principal balance rose from 129% in 2023 to 143% in 2024, that increase was more than offset by the impact of increased costs we have incurred to repair the condition of properties, which resulted in a decline in our REO net sales price to unpaid principal balance and costs to repair from 97% in 2023 to 89%
in 2024.
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
serious delinquency and forbearance rates, which are potential indicators of future realized single-family credit losses.
We believe these measures provide useful information about our single-family credit performance and the factors that impact it.

Fannie Mae 2024 Form 10-K	97

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

Single-Family Credit Loss Performance Metrics and Loan Sale Performance
	For the Year Ended December 31,
	2024	2023	2022
	(Dollars in millions)
Write-offs	$(458)	$(223)	$(211)
Recoveries	258	210	288
Foreclosed property income (expense)	(387)	10	(55)
Credit gains (losses)	(587)	(3)	22
Write-offs on the redesignation of mortgage loans from HFI to HFS(1)	(270)	(658)	(679)
Net credit gains (losses) and write-offs on redesignations	(857)	(661)	(657)
Gains (losses) on sales and other valuation adjustments(2)	(21)	(52)	(207)
Net credit gains (losses), write-offs on redesignations and gains (losses) on sales and other valuation adjustments	$(878)	$(713)	$(864)

Credit gain (loss) ratio (in bps)(3)	(1.6)	*	0.1
Net credit gains (losses), write-offs on redesignations and gains (losses) on sales and other valuation adjustments ratio (in bps)(4)	(2.4)	(2.0)	(2.4)
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
The primary drivers of our net credit gains (losses), write-offs on redesignations and gains (losses) on sales and other valuation adjustments in 2024 were write-offs on loans for which collectability was no longer reasonably assured as well as foreclosed property expense.
The primary driver of our net credit gains (losses), write-offs on redesignations and gains (losses) on sales and other valuation adjustments in 2023 was write-offs upon the redesignation of mortgage loans from HFI to HFS. During 2023, we redesignated loans with an amortized cost of $3.3 billion. Interest rates on loans redesignated in 2023 were below current market interest rates resulting in write-offs upon the redesignation.

Fannie Mae 2024 Form 10-K	98

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
The table below displays concentrations of our net single-family credit gains (losses) and write-offs on redesignations based on geography.

Concentration Analysis of Net Credit Gains (Losses) and Write-offs on Redesignations
	Percentage of Single-Family Conventional Guaranty Book of Business Outstanding(1)		Amount of Single-Family Credit Gains (Losses) and Redesignation Write-offs(2)
	As of December 31,		For the year ended December 31,
	2024	2023	2024	2023
	(Dollars in millions)
Geographical distribution:
California	19%	19%	$(110)	$(115)
Florida	6	6	(36)	(15)
Illinois	3	3	(67)	(51)
New York	4	5	(80)	(64)
Texas	8	7	(44)	(39)
All other states	60	60	(520)	(377)
Total	100%	100%	$(857)	$(661)
(1)Calculated based on the aggregate unpaid principal balance of single-family loans for each category divided by the aggregate unpaid principal balance of loans in our single-family conventional guaranty book of business as of the end of each period.
(2)Credit gains (losses) and write-offs on redesignations do not include gains (losses) on sales and other valuation adjustments. Excludes the impact of recoveries resulting from resolution agreements related to representation and warranty matters and compensatory fee income related to servicing matters that have not been allocated to specific loans.

Fannie Mae 2024 Form 10-K	99

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
expected lives. Single-family mortgages can be prepaid in whole or in part at any time without penalty.

Single-Family Loans: Maturities and Terms of the Consolidated Mortgage Loan Portfolio(1)
	As of December 31, 2024
	Due within 1 year(2)	Greater than 1 year but within 5 years	Greater than 5 years but within 15 years	Greater than 15 years	Total
	(Dollars in millions)
Single-family mortgage loans:
Loans held for sale	$13	$37	$113	$295	$458
Loans held for investment
Of Fannie Mae	3,618	3,962	11,382	29,795	48,757
Of consolidated trusts	126,796	530,526	1,343,818	1,570,265	3,571,405
Total unpaid principal balance of single-family mortgage loans	130,427	534,525	1,355,313	1,600,355	3,620,620
Cost basis adjustments, net					36,398
Total single-family mortgage loans(3)	$130,427	$534,525	$1,355,313	$1,600,355	$3,657,018
Single-family mortgage loans by interest rate sensitivity:
Fixed-rate	$126,338	$530,562	$1,344,300	$1,588,568	$3,589,768
Adjustable-rate	4,089	3,963	11,013	11,787	30,852
Total unpaid principal balance of single- family mortgage loans	$130,427	$534,525	$1,355,313	$1,600,355	$3,620,620
(1)We report the scheduled repayments in the maturity category in which the payment is due, such that a loan’s balance may be presented across multiple maturity categories.
(2)Due within 1 year includes reverse mortgages for which there is no defined maturity date of $3.2 billion as of December 31, 2024.
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
Multifamily Business

Multifamily Primary Business Activities
Providing Liquidity for Multifamily Mortgage Loans
Our Multifamily business provides mortgage market liquidity primarily for properties with five or more residential units, which may be apartment communities, cooperative properties, seniors housing, dedicated student housing or manufactured housing communities. Our Multifamily business works with our multifamily lenders to provide funds to the mortgage market primarily by securitizing multifamily mortgage loans acquired from these lenders into Fannie Mae
MBS, which are sold to investors or dealers. We also purchase multifamily mortgage loans and provide credit enhancement for bonds issued by state and local housing finance authorities to finance multifamily housing. Our
Multifamily business supports liquidity in the mortgage market through other activities, such as buying and selling
Fannie Mae multifamily MBS and issuing structured securities backed by Fannie Mae collateral. We also continue to invest in multifamily Low Income Housing Tax Credit (“LIHTC”) projects to help support and preserve the supply of affordable rental housing.

Fannie Mae 2024 Form 10-K	100

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
•Lenders: During 2024, we executed multifamily transactions with 28 lenders. Of these, 24 lenders delivered loans to us under our DUS program described below. In determining whether to enter into a selling and servicing arrangement with a multifamily lender, we consider the lender’s: financial strength; multifamily underwriting and servicing experience and processes, including relevant policies and procedures in place;
portfolio performance; and willingness and ability to share in the risk of loss associated with the multifamily loans they originate.
•Loan size: The average size of a multifamily loan (based on unpaid principal balance) in our guaranty book of business is much larger than the average size of a single-family loan. See “Single-Family Guaranty Book
Diversification and Monitoring” and “Multifamily Guaranty Book Diversification and Monitoring” for additional information about the average size of single-family and multifamily loans in our guaranty book.
•Underwriting process: Multifamily loans require detailed underwriting of the property’s operating cash flow. Our underwriting standards include an evaluation of the property’s operating income compared to loan payments, property market value, property quality and condition, market and submarket factors, and ability to refinance at maturity.
•Term and lifecycle: In contrast to the standard 30-year single-family residential loan, multifamily loans typically have original loan terms of 5, 7, or 10 years, with balloon payments due at maturity.
•Prepayment terms: To reduce the likelihood of prepayments during the term of a loan, most multifamily Fannie
Mae loans impose prepayment premiums, primarily yield maintenance. This is in contrast to single-family loans, which do not have prepayment premiums.
Delegated Underwriting and Servicing Program
Fannie Mae’s DUS program is a unique business model that is intended to align the interests of the lender and Fannie
Mae. Our DUS lender network of 24 current members is composed of mortgage banking companies, large diversified financial institutions, and banks. We pre-approve DUS lenders and delegate to these lenders the authority to underwrite and service multifamily loans on our behalf in accordance with our standards and requirements. Delegation permits lenders to respond to customers more rapidly, as the lender generally has the authority to approve a loan within our prescribed parameters. In certain cases when a loan’s credit characteristics do not meet established delegation criteria,
Fannie Mae’s internal credit team may assess whether a loan’s risk profile is within our risk tolerance.
DUS lenders typically share a portion of the credit risk on our multifamily loans for the life of the loans. The servicing fees we pay to DUS lenders include compensation for the portion of credit risk they retain. See “Multifamily Mortgage
Credit Risk Management” for additional information about our lender risk sharing.
Multifamily Mortgage Servicing
Substantially all of the multifamily loans in our guaranty book of business as of December 31, 2024 and 2023 were serviced by DUS lenders or their affiliates on our behalf. Multifamily servicers are responsible for the evaluation of the financial condition of properties and property owners, administering various types of loan- and property-level agreements (including agreements covering replacement reserves, completion or repair, and operations and

Fannie Mae 2024 Form 10-K	101

MD&A | Multifamily Business | Multifamily Primary Business Activities
maintenance), as well as conducting routine property inspections. When elevated risks in a transaction are identified, we may require additional evaluation and mitigation of these risks, such as conducting additional property inspections and requiring borrowers to complete repairs within specific timelines. We monitor multifamily servicing relationships and retain the right to approve servicing transfers, which are infrequent.
Multifamily Credit Risk and Credit Loss Management
Our Multifamily business:
•Sets the underwriting and servicing standards and credit requirements for lenders to underwrite multifamily loans on our behalf.
•Prices and manages the credit risk on loans in our multifamily guaranty book of business. Lenders retain a portion of the credit risk in substantially all multifamily transactions.
•Enters into additional transactions that transfer a portion of Fannie Mae’s credit risk on some of the loans in our multifamily guaranty book of business through back-end credit risk transfer transactions.
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
Multifamily Activities Supporting Affordable Rental Housing
Overview
A core component of Fannie Mae’s mission is to support the U.S. multifamily housing market by helping serve the nation’s rental housing needs. We focus on supporting affordable housing, which is housing that is affordable to households earning at or below the median income in their area, as well as on workforce housing, which is housing that is affordable to those earning at or below 120% of area median income. Approximately 95% of the multifamily units we financed in 2024 that were potentially eligible for housing goals credit were affordable to those earning at or below
120% of the median income in their area. The chart below shows a breakout of multifamily acquisitions by area median income.
Multifamily Acquisitions by Area Median Income (AMI)(1)

4%
5%
14%
32%
45%
4%
5%
14%
38%
39%
5%
8%
19%
38%
30%
2022
2023
2024
60% AMI or less
>60%-80% AMI
>80%-100% AMI
>100%-120% AMI
>120% AMI

(1)Based on rents reported at loan origination. Rents may change following loan origination. Reflects multifamily acquisitions potentially eligible for housing goals credit, which consists of new units financed by first liens; excludes second liens on units for which we had financed the first lien, manufactured housing communities, and manufactured housing rentals.

Fannie Mae 2024 Form 10-K	102

MD&A | Multifamily Business | Multifamily Primary Business Activities
Targeted Affordable Housing
To serve low- and very-low-income households, we have a team that focuses exclusively on relationships with lenders financing privately-owned multifamily properties that receive public subsidies in exchange for maintaining long-term affordable rents. We work with borrowers that may utilize housing programs and subsidies provided by local, state and federal agencies; examples include tax incentives (such as those provided through LIHTC or tax abatement) and rent subsidies (such as project-based Section 8 rental assistance or tenant vouchers). The public subsidy programs are largely targeted to provide housing to those earning less than 60% of area median income (as defined by HUD) and are structured to ensure that the low- and very low-income households who benefit from the programs pay no more than
30% of their gross monthly income for rent and utilities. As of December 31, 2024, these affordable loans represented approximately 12% of our multifamily guaranty book of business, based on unpaid principal balance, including
$7.1 billion in bond credit enhancements.
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
Equity Investments in Low Income Housing Tax Credit Projects
We make equity investments in LIHTC partnerships. These LIHTC partnerships have generally been established to identify, develop and operate multifamily housing that is leased to qualifying residential tenants. LIHTC encourages private equity investment in creating and preserving affordable units throughout the country by awarding federal tax credits to affordable housing developers, who then exchange those tax credits with corporate investors, such as Fannie
Mae, in return for capital contributions. FHFA has capped our LIHTC investments at $1 billion per year, with any investments above $500 million in a given year required to be targeted towards transactions identified as having difficulty attracting investors or in duty to serve-designated rural areas.
Multifamily Lenders and Investors
Our Multifamily business works primarily with our DUS lender network. During 2024, our top five multifamily lenders, in the aggregate, accounted for 49% of our multifamily business volume, compared with 48% in 2023. Three of our lenders, Walker & Dunlop, Berkadia Commercial Mortgage, and CBRE Multifamily Capital accounted for 13%, 11%, and
11%, respectively, of our 2024 multifamily business volume. No other lenders accounted for 10% or more of our multifamily business volume in 2024.
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
Multifamily Competition
We compete to acquire multifamily mortgage assets in the secondary mortgage market and to issue multifamily mortgage-backed securities to investors. Our primary competitors for the acquisition of multifamily mortgage assets are
Freddie Mac, life insurers, U.S. banks and thrifts, and other institutional investors. Our primary competitors for the issuance of multifamily mortgage-backed securities are Freddie Mac, U.S. banks, Ginnie Mae, and private-label issuers of commercial mortgage-backed securities. Competition in these activities is significantly affected by: our and our competitors’ pricing, eligibility standards, loan structures and risk appetite; lender preferences; the number and types of multifamily mortgage loans offered for sale in the secondary mortgage market; investor demand for our and our competitors’ mortgage-backed securities; and macroeconomic conditions. Our ability to compete may also be affected by many other factors, including: actions we take to support affordable multifamily housing; direction from FHFA; our senior preferred stock purchase agreement with Treasury; our or our competitors’ capital requirements; our and Freddie
Mac’s return on capital requirements; and new or existing legislation or regulations applicable to us, our lenders or our investors. The nature of our primary competitors and the overall levels of competition we face could change as a result of a variety of factors, many of which are outside our control. See “Business—Conservatorship and Treasury
Agreements,” “Business—Legislation and Regulation,” and “Risk Factors” for information on matters that could affect our business and competitive environment.

Fannie Mae 2024 Form 10-K	103

MD&A | Multifamily Business | Multifamily Mortgage Market
Multifamily Mortgage Market
Multifamily market fundamentals, which include factors such as vacancy rates and rent growth, were mixed during the fourth quarter of 2024, due to ongoing demand and elevated levels of new supply entering various markets across the country. Although the national vacancy rate is estimated to have remained steady, rents declined.
•Vacancy rates. Based on preliminary third-party data, we estimate that the national multifamily vacancy rate for institutional investment-type apartment properties remained steady at 6.0% as of December 31, 2024, the same as of September 30, 2024 and December 31, 2023. The estimated average national multifamily vacancy rate over the last 15 years is approximately 5.8%.
•Rents. Based on preliminary third-party data, we estimate that effective rents decreased approximately 0.5%
during the fourth quarter of 2024, compared to an increase of 0.2% during the third quarter of 2024, and a decrease of 0.7% during the fourth quarter of 2023.
Vacancy rates and rents are important to loan performance because multifamily loans are generally repaid from the cash flows generated by the underlying property. Several years of low vacancy rates and rising rents helped to increase property values in most metropolitan areas, but that trend reversed starting in early 2023. Based on preliminary multifamily property sales data, transaction volumes for 2024 remained well below average levels. Available data suggests that multifamily property capitalization rates, the indicated rate of return on investment of a commercial property, are estimated at 5.4% in the fourth quarter of 2024, a slight decline from 5.6% in the third quarter of 2024, and lower than 5.5% in the fourth quarter of 2023.
We estimate that more than 575,000 multifamily units were delivered to the U.S. housing market in 2024. Multifamily construction remains elevated. There were more than 850,000 rental units underway as of December 2024. Based on recent historical trends, we expect between 450,000 and 500,000 units will be completed in 2025.
We believe vacancy levels could rise to 6.25% in early 2025, due to elevated new construction completions. Despite elevated levels of new supply, we expect rent growth in the 2.0% to 2.5% range during 2025, due to anticipated ongoing job growth, positive demographic trends, and elevated mortgage rates and single-family housing prices keeping many tenants renting longer.
During the last two years, high interest rates and investor yield requirements have reduced multifamily property sales transactions and placed downward pressure on multifamily property valuations. According to data from the MSCI RCA
Commercial Property Price Index (“RCA CPPITM”), multifamily property values declined 19% from the peak in the second quarter of 2022 to the fourth quarter of 2024. However, there have been recent stabilizing trends including slowing property value declines, positive demographics, ongoing job growth, a drop-off in new supply entering the market, and continued demand for rentals due to tenants renting for longer. We believe that multifamily sales activity may increase over the next 12 to 18 months due to elevated new supply completions, increasing rent growth, and ongoing demand from tenants, and over the longer term, we expect sales and valuations will keep rising.

Fannie Mae 2024 Form 10-K	104

MD&A | Multifamily Business | Multifamily Mortgage Acquisition Share
Multifamily Mortgage Acquisition Share
The chart below displays our estimated share of multifamily mortgage acquisitions during the twelve months ended as of September 30, 2024, the latest date available, and the twelve months ended September 30, 2023, as compared with that of our primary competitors for the acquisition of multifamily mortgage assets.
Multifamily Mortgage Acquisition Share(1)

Fannie Mae	Ginnie Mae	Depository Institutions	Others(2)

Freddie Mac	Life Insurers	Non-Traditional MF Lenders	Conduit s

(1)According to the American Council of Life Insurers (“ACLI”), Trepp, Mortgage Bankers Association and Fannie Mae Multifamily Economic
and Strategic Research Group.
(2) Other includes state and local credit agencies, FHLBs and other financial institutions.
Multifamily Mortgage Debt Outstanding
As shown in the chart below, we have remained a continuous source of liquidity in the U.S. multifamily market.
Multifamily Mortgage Debt Outstanding(1)
(Dollars in trillions)
(1)Multifamily mortgage debt outstanding as of September 30, 2024 is based on the Federal Reserve’s December 2024 mortgage debt outstanding release, the latest date for which the Federal Reserve has estimated mortgage debt outstanding for multifamily residences.
Prior-period amounts have been updated to reflect revised historical data from the Federal Reserve.

Fannie Mae 2024 Form 10-K	105

MD&A | Multifamily Business | Multifamily Business Metrics
Multifamily Business Metrics
Multifamily New Business Volume
The chart below displays our new loan acquisitions by unpaid principal balance and number of units financed.
Multifamily New Business Volume
(Dollars in billions)
(1)Reflects unpaid principal balance of new multifamily loans securitized or purchased as well as credit enhancements provided during the period. These figures will not agree to Fannie Mae MBS issued during the period, as Fannie Mae MBS issued also include portfolio securitizations and certain conversions that result in a new Fannie Mae MBS issuance without being a new loan and exclude credit enhancements.
(2)Reflects new units financed by first liens; excludes second liens on units for which we had financed the first lien, as well as manufactured housing rentals.
Multifamily business volumes increased in 2024 compared with 2023, reflecting increased market activity in the fourth quarter of 2024. We are subject to an annual multifamily loan purchase cap set by FHFA. In 2024, we remained below our multifamily volume cap of $70 billion. For 2025, FHFA has increased our multifamily volume cap to $73 billion. FHFA has exempted from the volume cap loans financing workforce housing properties meeting specified criteria that preserve long-term affordability for the properties. Consistent with the 2024 cap, a minimum of 50% of our 2025 multifamily loan purchases must be mission-driven, focused on specified affordable and underserved market segments.

Fannie Mae 2024 Form 10-K	106

MD&A | Multifamily Business | Multifamily Business Metrics
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
Multifamily Guaranty Book of Business and Charged Fee
(Dollars in billions)
(1)Our multifamily guaranty book of business primarily consists of multifamily mortgage loans underlying Fannie Mae MBS outstanding, multifamily mortgage loans of Fannie Mae held in our retained mortgage portfolio, and other credit enhancements that we provide on multifamily mortgage assets. It does not include non-Fannie Mae multifamily mortgage-related securities held in our retained mortgage portfolio for which we do not provide a guaranty.

Fannie Mae 2024 Form 10-K	107

MD&A | Multifamily Business | Multifamily Business Metrics
Our multifamily guaranty book of business grew to $499.7 billion as of December 31, 2024, a 6.2% increase from
December 31, 2023, driven by our acquisitions combined with low prepayment volumes due to the high interest rate environment.
Our average charged guaranty fee represents the return we earn as compensation for the credit risk we assume on our multifamily guaranty book of business. The average charged guaranty fee on our multifamily guaranty book of business decreased in 2024 compared with 2023, due to lower average charged fees on our 2024 acquisitions as compared with the existing loans in our multifamily guaranty book of business. Our guaranty fee is impacted by the rate at which loans in our book of business turn over as well as the guaranty fees we charge on new business volumes, which are set at the time we acquire the loans. Our multifamily guaranty fee pricing is primarily based on the individual credit risk characteristics of the loans we acquire and the overall composition of our multifamily guaranty book of business. Our multifamily guaranty fee pricing is also influenced by external forces, such as the availability and cost of other sources of liquidity, our mission-related goals, the FHFA volume cap, interest rates, and MBS spreads.
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
We typically obtain our multifamily credit information from the lenders or servicers of the mortgage loans in our guaranty book of business and receive representations and warranties from them as to the accuracy of the information. While we perform various quality assurance checks by sampling loans to assess compliance with our underwriting and eligibility criteria, we do not independently verify all reported information and we rely on lender representations and warranties regarding the accuracy of the characteristics of loans in our guaranty book of business. See “Risk Factors” for a discussion of risks relating to mortgage fraud as a result of this reliance on lender representations and warranties.
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
Our standards for multifamily loans specify maximum original LTV ratio and minimum original DSCR values that vary based on loan characteristics. Our experience has been that original LTV ratio and DSCR values have been reliable indicators of future credit performance. We limit acquisitions of multifamily loans with original LTV ratios greater than
80% or with original DSCRs of 1.25 or less, as they pose more credit risk than we typically seek. The percentage of our new multifamily business volume acquired in 2024 and 2023 with original LTV ratios greater than 80% was approximately 1%. The percentage of new multifamily business volume acquired in 2024 with original DSCRs (based on actual debt service payments) of 1.25 or less was approximately 4%, compared with approximately 2% in 2023.
We have discovered instances of multifamily lending transactions in which one or more of the parties involved engaged in mortgage fraud or possible mortgage fraud, and we continue to investigate additional multifamily lending transactions in which we suspect fraud may have occurred and may discover additional multifamily loans we have purchased that

Fannie Mae 2024 Form 10-K	108

MD&A | Multifamily Business | Multifamily Mortgage Credit Risk Management
were affected by fraud. As described in “Risk Factors,” certain gaps have been identified in our processes for managing multifamily loan origination fraud risk and for overseeing our multifamily seller/servicer counterparties. As a result, we have implemented process improvements to reinforce and clarify our requirements for multifamily sellers and servicers, including enhanced lender due diligence requirements for borrowers, additional requirements for brokered transactions, and an expanded vendor review process. We continue to work to improve our processes to further reduce the risk we face from fraudulent practices, including implementing updates to our DUS Guide and expanding resources dedicated to oversight of multifamily sellers and servicers. In addition, we continue to pursue contractual remedies against multifamily lenders where we find breaches of the selling representations that lenders are required to provide on loans they sell to us, as well as against multifamily borrowers and sponsors.
Multifamily Guaranty Book Diversification and Monitoring
Diversification within our multifamily guaranty book of business by geographic concentration, term to maturity, interest rate structure, borrower concentration, loan size, property type, and credit enhancement coverage are important factors that influence credit performance and may help reduce our credit risk.
As part of our ongoing credit risk management process, we and our lenders monitor the performance and risk characteristics of our multifamily loans and the underlying properties on an ongoing basis throughout the loan term at the asset and portfolio level. We generally require lenders to provide quarterly and/or annual financial updates for multifamily loans. We closely monitor loans that are higher risk, including loans with an estimated current DSCR below
1.0, as that is an indicator of heightened default risk.
The physical condition of the properties that serve as collateral for our multifamily loans is an important credit risk characteristic. As such, we require that our lenders assess property condition at origination, and our lenders also conduct and deliver to us their property assessments throughout the life of the loan. We maintain a robust quality control process with respect to property condition, including requiring third-party inspections for certain properties with a higher risk profile. Some borrowers may not invest in needed property repairs and maintenance, or in capital replacements, particularly in times of economic stress when they may not have sufficient resources. When concerns about property condition of underlying collateral arise, we have a dedicated team that actively engages with our lenders and borrowers to seek remediation of the identified issues. Failure to perform repairs may result in a default under the loan documents.
We manage our exposure to interest-rate risk and monitor changes in interest rates, which can impact multiple aspects of our multifamily loans. High interest rates may reduce the ability of multifamily borrowers to refinance their loans, which often have balloon balances at maturity. We have a team that proactively manages upcoming loan maturities to minimize losses on maturing loans. This team assists lenders and borrowers with timely and appropriate refinancing of maturing loans with the goal of reducing defaults and foreclosures related to these loans. We provide information on the maturity schedule of our multifamily loans in “Multifamily Problem Loan Management and Multifamily Maturity
Information” below and in our quarterly financial supplements, which we furnish to the SEC with current reports on Form
8-K and make available on our website. Information in our quarterly financial supplements is not incorporated by reference into this report.
Additionally, in a high interest-rate environment, multifamily borrowers with adjustable-rate mortgages will have higher monthly payments, which may lower their DSCRs. The percentage of our multifamily guaranty book of business with a current DSCR below 1.0 was approximately 6% as of December 31, 2024, compared to 4% as of December 31, 2023, as displayed in the table below. This increase was primarily attributable to properties financed with adjustable-rate mortgages reporting lower DSCRs in their latest operating statements as a result of the current interest rate environment. We generally require multifamily borrowers with adjustable-rate mortgages to purchase and maintain interest rate caps for the life of the loan to protect against large movements in rates as well as maintain escrows at our servicers to reserve for the cost of replacing these caps. Purchasing or replacing required interest rate caps, especially those with longer terms and/or lower capped interest rates, becomes more expensive as interest rates rise. These costs, which have been elevated since mid-2022, combined with the higher monthly payments, have added pressure to borrowers’ ability to make payments and contributed to our elevated multifamily serious delinquency rate and criticized loan population. In the recent high interest rate environment, most multifamily borrowers with adjustable-rate mortgages have been receiving payments from their interest rate cap providers, which helps to defray the higher cost of debt service and escrow payments. We actively monitor these interest-rate related risks as part of our risk management process. For more information on our criticized loan population, see “Multifamily Problem Loan Management—Credit
Performance Statistics on Multifamily Problem Loans.”
In addition to the factors discussed above, we track the following credit risk characteristics to determine loan credit quality indicators, which are the internal risk categories we use and which are further discussed in “Note 4, Mortgage
Loans”:
•the physical condition of the property;

Fannie Mae 2024 Form 10-K	109

MD&A | Multifamily Business | Multifamily Mortgage Credit Risk Management
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
We also monitor for risks manifesting within specific property types. A property type we continue to monitor closely is seniors housing. In our book of business, seniors housing is primarily comprised of independent living, assisted living, and memory care facilities, which generally have limited or no capacity devoted to skilled nursing. Although seniors housing loans constituted only 3% of our multifamily guaranty book of business as of December 31, 2024, based on unpaid principal balance, they constituted approximately 21% of our seriously delinquent multifamily loan population, as described below in “Multifamily Problem Loan Management.” Approximately 24% of our seniors housing loans were adjustable-rate mortgages as of December 31, 2024. We continue to monitor seniors housing loans in our multifamily guaranty book of business closely and actively manage loans that may be at risk of further deterioration or default.

Fannie Mae 2024 Form 10-K	110

MD&A | Multifamily Business | Multifamily Mortgage Credit Risk Management
The following table displays our multifamily business volumes and our multifamily guaranty book of business, based on certain key risk characteristics that we use to evaluate the risk profile and credit quality of our multifamily loans.
We provide additional information on the credit characteristics of our multifamily loans in quarterly financial supplements, which we furnish to the SEC with current reports on Form 8-K and make available on our website.
Information in our quarterly financial supplements is not incorporated by reference into this report.

Key Risk Characteristics of Multifamily Business Volume and Guaranty Book of Business
	Multifamily Business Volume at Acquisition(1) For the Year Ended December 31,			Multifamily Guaranty Book of Business(2) As of December 31,
	2024	2023	2022	2024	2023	2022
LTV ratio:
Weighted-average original LTV ratio	62%	59%	59%	63%	63%	64%
DSCR:
Weighted-average DSCR(3)	1.6	1.6	1.9	2.0	2.0	2.2
Current DSCR below 1.0(3)	—	—	—	6%	4%	3%
Loan amount and count:
Average loan amount (in millions)	$21	$19	$19	$17	$16	$16
Loan count	2,602	2,812	3,572	29,651	28,926	28,023
Interest rate type:
Fixed interest rate	100%	99%	78%	93%	91%	89%
Adjustable interest rate	*	1	22	7	9	11
Total	100%	100%	100%	100%	100%	100%
Amortization type:
Full interest-only	61%	63%	53%	45%	42%	38%
Partial interest-only(4)	31	32	39	44	46	49
Fully amortizing	8	5	8	11	12	13
Total	100%	100%	100%	100%	100%	100%
Asset class type:
Conventional/co-op	94%	92%	93%	90%	89%	88%
Seniors housing	3	1	1	3	3	4
Student housing	1	1	2	3	3	3
Manufactured housing	2	6	4	4	5	5
Total	100%	100%	100%	100%	100%	100%
Affordable(5)	11%	12%	13%	12%	12%	12%
Small balance loans (based on loan count)(6)	34%	40%	38%	47%	48%	50%
Geographic concentration:(7)
Midwest	12%	13%	15%	12%	12%	12%
Northeast	13	12	12	15	15	15
Southeast	30	32	31	27	27	27
Southwest	23	24	25	22	22	22
West	22	19	17	24	24	24
Total	100%	100%	100%	100%	100%	100%
*    Represents less than 0.5% of multifamily business volume or guaranty book of business.
(1)Calculated based on the unpaid principal balance of multifamily loans for each category at time of acquisition, excluding small balance loans which is calculated based on loan count rather than unpaid principal balance.
(2)Calculated based on the aggregate unpaid principal balance of multifamily loans for each category divided by the aggregate unpaid principal balance of loans in our multifamily guaranty book of business as of the end of each period, excluding small balance loans which is calculated based on loan count rather than unpaid principal balance.

Fannie Mae 2024 Form 10-K	111

MD&A | Multifamily Business | Multifamily Mortgage Credit Risk Management
(3)For our business volumes, the DSCR is calculated using the actual debt service payments for the loan. For our book of business, our estimates of current DSCRs are based on the latest available income information covering a 12-month period, from quarterly and annual statements for these properties including the related debt service. When an annual statement is the latest statement available, it is used.
When operating statement information is not available, the underwritten DSCR is used. Co-op loans are excluded from this metric.
(4)Consists of mortgage loans that were underwritten with a partial interest-only term, regardless of whether the loan is currently in its interest-only period.
(5)Represents Multifamily Affordable Housing (“MAH”) loans, which are defined as financing for properties that are under an agreement that provides long-term affordability, such as properties with rent subsidies or income restrictions. MAH loans are included within the asset class categories referenced above.
(6)Small balance loans refer to multifamily loans with an original unpaid principal balance of up to $9 million. Small balance loans are included within the asset class categories referenced above. We present this metric in the table based on loan count rather than unpaid principal balance. Small balance loans comprised 10%, 11% and 11% of our multifamily guaranty book of business as of December 31, 2024, 2023 and 2022, respectively, based on unpaid principal balance of the loan.
(7)Midwest consists of IL, IN, IA, MI, MN, NE, ND, OH, SD and WI. Northeast consists of CT, DE, ME, MA, NH, NJ, NY, PA, PR, RI, VT and
VI. Southeast consists of AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA and WV. Southwest consists of AZ, AR, CO, KS, LA, MO, NM, OK,
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
Front-End Credit Risk Sharing
Our DUS model is designed to transfer approximately one-third of the credit risk on our multifamily loans to lenders, either on a pro-rated or tiered basis, but the amount of credit loss shared in any given transaction may vary. Lenders who share on a tiered basis typically absorb losses on the first 5% of the unpaid principal balance of a loan at the time of loss settlement, and above 5% share a percentage of the loss with us, with the maximum loss capped at 20% of the original unpaid principal balance of the loan. Among our DUS network, bank lenders tend to use pro-rated loss sharing, as it results in more favorable regulatory capital requirements for them, while non-depository lenders vary based on preference.

Fannie Mae 2024 Form 10-K	112

MD&A | Multifamily Business | Multifamily Mortgage Credit Risk Management
The chart below displays the percentage of credit risk retained by Fannie Mae or transferred to third parties under our typical DUS lender risk-sharing arrangements. As of December 31, 2024, 43% of our multifamily guaranty book of business was covered by tiered loss sharing and 56% was covered by pro-rated loss sharing. As of December 31, 2023,
42% of our multifamily guaranty book of business was covered by tiered loss sharing and 57% was covered by pro-
rated loss sharing.
Principal Types of Multifamily DUS Loss Sharing

Tiered		100% of UPB	Pro-rated
90%	10%		2/3	1/3

		25% of UPB
75%	25%

		5% of UPB
100%

Fannie Mae	DUS Lender
In certain situations, lenders may assume a smaller portion of the credit risk. We establish lender-specific loss-sharing limits for individual transactions based on loan size, lender financial performance, and lender creditworthiness, among other factors. When loss sharing is reduced on a loan, the servicing fee paid to the lender is reduced and our guaranty fee is increased to reflect the lower credit risk retained by the lender.
Non-DUS lenders, which represent a small portion of our multifamily guaranty book of business, typically share or absorb losses based on a negotiated percentage of the loan or the pool balance. As a result of our lender risk-sharing agreements, our maximum potential loss recovery from both DUS and non-DUS loans represented approximately 24%
of the unpaid principal balance of our multifamily guaranty book of business as of December 31, 2024 and December
31, 2023.
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
In 2024, we entered into three new multifamily credit risk transfer transactions, transferring mortgage credit risk through our MCIRT and MCAS programs. When engaging in multifamily credit risk transfer transactions, we consider their cost, the resulting capital relief, and the overall credit risk appetite of the market. The cost of our credit risk transfer transactions is impacted by macroeconomic conditions and housing market sentiment, as well as the demand and capacity of the investors and reinsurers that support these transactions.

Fannie Mae 2024 Form 10-K	113

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

Multifamily Loans in Back-End Credit Risk Transfer Transactions
	As of December 31,
	2024		2023
	Unpaid Principal Balance	Percentage of Multifamily Guaranty Book of Business	Unpaid Principal Balance	Percentage of Multifamily Guaranty Book of Business
	(Dollars in millions)
MCIRT	$101,181	20%	$89,517	19%
MCAS	56,142	11	48,476	10
Total	$157,323	31%	$137,993	29%
Multifamily Problem Loan Management
We employ proactive management and monitoring of our multifamily guaranty book, which are designed to mitigate losses and delinquencies on our multifamily guaranty book of business.
Credit Performance Statistics on Multifamily Problem Loans
The percentage of loans in our multifamily guaranty book of business that were criticized was 7% as of both December
31, 2024 and December 31, 2023. Our criticized loan population remains elevated, largely driven by properties financed with adjustable-rate mortgages. The criticized loans category substantially consists of loans classified as “Substandard”
and also includes loans classified as “Special Mention” or “Doubtful.” Substandard loans are loans that have a well-
defined weakness that could impact their timely full repayment. While the majority of the substandard loans in our multifamily guaranty book of business are currently making timely payments, we continue to monitor the performance of our substandard loan population. For more information on our credit quality indicators, including our population of substandard loans, see “Note 4, Mortgage Loans.”
Our multifamily serious delinquency rate increased to 0.57% as of December 31, 2024, compared with 0.46% as of
December 31, 2023, primarily due to a portfolio of approximately $600 million of adjustable-rate conventional loans that became seriously delinquent in the third quarter of 2024. Approximately 21% of our seriously delinquent multifamily loan population as of December 31, 2024 was comprised of seniors housing loans and the serious delinquency rate of our seniors housing loans was 4.21% as of December 31, 2024. Our multifamily serious delinquency rate consists of multifamily loans that were 60 days or more past due based on unpaid principal balance, expressed as a percentage of our multifamily guaranty book of business.
Management monitors the multifamily serious delinquency rate as an indicator of potential future credit losses and loss mitigation activities. Typically, higher serious delinquency rates result in a higher allowance for loan losses. Serious delinquency rates are reflective of our performance in assessing and managing credit risk associated with multifamily loans in our guaranty book of business. The percentage of loans in our multifamily guaranty book of business that were
180 days or more delinquent was 0.44% as of December 31, 2024 compared with 0.29% as of December 31, 2023.
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
Multifamily REO Management
As of December 31, 2024, we held 139 multifamily REO properties with a carrying value of $638 million, compared with
61 properties with a carrying value of $378 million as of December 31, 2023. The increase in foreclosure activity was primarily driven by properties included in a specific seniors housing portfolio that had write-offs during 2023. A majority of properties in this portfolio have completed the foreclosure or sale process as of December 31, 2024; however, we expect the foreclosure process to take longer for properties in the portfolio that are located in certain judicial foreclosure states with historically long foreclosure timelines.

Fannie Mae 2024 Form 10-K	114

MD&A | Multifamily Business | Multifamily Mortgage Credit Risk Management
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
The table below displays the components of our multifamily credit loss performance metrics, as well as our multifamily initial write-off severity rate and write-off loan count.

Multifamily Credit Loss Performance Metrics
	For the Year Ended December 31,
	2024	2023	2022
	(Dollars in millions)
Write-offs(1)	$(505)	$(401)	$(43)
Recoveries	86	59	23
Foreclosed property income (expense)	(234)	(174)	(40)
Credit gains (losses)	(653)	(516)	(60)
Change in expected benefits from freestanding loss-sharing arrangements(2)	148	41	(2)
Credit gains (losses), net of freestanding loss-sharing arrangements	$(505)	$(475)	$(62)

Credit gain (loss) ratio (in bps)(3)	(13.5)	(11.3)	(1.4)
Credit gain (loss) ratio, net of freestanding loss-sharing arrangements (in bps)(2)(3)	(10.5)	(10.4)	(1.5)
Multifamily initial write-off severity rate on liquidated loans(4)(5)	25%	8%	5%
Multifamily write-off loan count on liquidated loans(6)	23	18	9
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
(4)Rate is calculated as the initial write-off amount divided by the written-off unpaid principal balance.
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
Our multifamily credit losses in 2024 were primarily driven by write-offs of adjustable-rate conventional loans that became seriously delinquent during the third quarter of 2024 as well as foreclosed property expenses. See “Multifamily
Problem Loan Management” for additional information.
Our multifamily credit losses in 2023 were primarily driven by the write-off of $300 million related to a seniors housing portfolio as well as foreclosed property expenses.

Fannie Mae 2024 Form 10-K	115

MD&A | Multifamily Business | Multifamily Mortgage Credit Risk Management
Multifamily Maturity Information
The below table shows the contractual maturities and interest rate sensitivities of our multifamily mortgage loan portfolio as recorded on our consolidated balance sheets. Although loans in our consolidated portfolio have varying contractual terms, the actual life of the loans may be less than their contractual term as a result of prepayment.

Multifamily Loans: Maturities and Terms of the Consolidated Mortgage Loan Portfolio(1)
	As of December 31, 2024
	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years but within 15 years	Greater than 15 years	Total
	(Dollars in millions)
Multifamily mortgage loan portfolio:(2)
Loans held for investment:
Of Fannie Mae	$535	$1,670	$1,326	$20	$3,551
Of consolidated trusts	16,066	193,443	272,485	5,681	487,675
Total unpaid principal balance of multifamily mortgage loans	16,601	195,113	273,811	5,701	491,226
Cost basis adjustments, net					(2,531)
Total multifamily mortgage loans(2)	$16,601	$195,113	$273,811	$5,701	$488,695
Multifamily mortgage loan portfolio by interest rate sensitivity:
Fixed-rate	$14,782	$181,486	$257,732	$5,584	$459,584
Adjustable-rate	1,819	13,627	16,079	117	31,642
Total unpaid principal balance of multifamily mortgage loans	$16,601	$195,113	$273,811	$5,701	$491,226
(1)We report the scheduled repayments in the maturity category in which the payment is due, such that a loan’s balance may be presented across multiple maturity categories.
(2)Excludes accrued interest receivable. The unpaid principal balance of multifamily loans is based on the amount of contractual unpaid principal balance due and excludes any write-offs for amounts deemed uncollectible. Those write-offs are presented as a component of cost basis adjustments, net.

Fannie Mae 2024 Form 10-K	116

MD&A | Consolidated Credit Ratios and Select Credit Information
Consolidated Credit Ratios and Select Credit Information

The table below displays select credit ratios on our single-family conventional guaranty book of business and our multifamily guaranty book of business, as well as the inputs used in calculating these ratios.

Consolidated Credit Ratios and Select Credit Information
	As of
	December 31, 2024			December 31, 2023
	Single-family	Multifamily	Consolidated Total	Single-family	Multifamily	Consolidated Total
	(Dollars in millions)
Credit loss reserves as a percentage of:
Guaranty book of business	0.15%	0.48%	0.19%	0.18%	0.44%	0.21%
Nonaccrual loans at amortized cost	19.95	95.27	26.43	28.50	109.21	34.51

Nonaccrual loans as a percentage of:
Guaranty book of business	0.74%	0.50%	0.71%	0.65%	0.40%	0.62%

Select financial information used in calculating credit ratios:
Credit loss reserves(1)	$(5,332)	$(2,398)	$(7,730)	$(6,696)	$(2,064)	$(8,760)
Guaranty book of business(2)	3,617,267	499,652	4,116,919	3,636,735	470,398	4,107,133
Nonaccrual loans at amortized cost	26,728	2,517	29,245	23,497	1,890	25,387
(1)Credit loss reserves are comprised of our allowance for loan losses, allowance for accrued interest receivable, and reserve for guaranty losses. Reserve for guaranty losses is recorded in “Other liabilities” in our consolidated balance sheets. Our multifamily credit loss reserves exclude the expected benefit of freestanding credit enhancements on multifamily loans of $844 million as of December 31, 2024 and $599 million as of December 31, 2023, which are recorded in “Other assets” in our consolidated balance sheets.
(2)Guaranty book of business is as of period end. For single-family, represents the conventional guaranty book of business.
Our credit loss reserves decreased as of December 31, 2024 compared with December 31, 2023 primarily as a result of a benefit for credit losses, which reduced our allowance for loan losses, as we describe in “Consolidated Results of
Operations—Benefit (Provision) for Credit Losses.”

Fannie Mae 2024 Form 10-K	117

MD&A | Consolidated Credit Ratios and Select Credit Information

Consolidated Write-off Ratio and Select Credit Information
	For the Year Ended December 31,
	2024			2023			2022
	Single- family	Multifamily	Total	Single- family	Multifamily	Total	Single- family	Multifamily	Total
	(Dollars in millions)
Select credit ratio:
Write-offs, net of recoveries, as a percentage of the average guaranty book of business (in bps)	1.3	8.7	2.2	1.8	7.5	2.5	1.7	0.5	1.6

Select financial information used in calculating credit ratio:
Write-offs(1)	$728	$505	$1,233	$881	$401	$1,282	$890	$43	$933
Recoveries	(258)	(86)	(344)	(210)	(59)	(269)	(288)	(23)	(311)
Write-offs, net of recoveries	$470	$419	$889	$671	$342	$1,013	$602	$20	$622
Average guaranty book of business(2)	$3,626,208	$482,541	$4,108,749	$3,634,426	$455,137	$4,089,563	$3,585,714	$425,695	$4,011,409
(1)Represents write-offs when a loan is determined to be uncollectible. For single-family, also includes any write-offs upon the redesignation of mortgage loans from HFI to HFS.
(2)Average guaranty book of business is based on the average of quarter-end balances.
Liquidity and Capital Management

Liquidity Management
Our business activities require that we maintain adequate liquidity to fund our operations. Our liquidity risk management requirements are designed to address our liquidity risk, which is the risk that we will not be able to meet our obligations when they come due, including the risk associated with the inability to access funding sources or manage fluctuations in funding levels. Liquidity risk management involves forecasting funding requirements, maintaining sufficient funding capacity to meet our needs based on our ongoing assessment of financial market liquidity and adhering to our regulatory requirements.
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
•proceeds from the sale of mortgage-related securities, mortgage loans, corporate liquidity portfolio assets, and
REO assets;
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

Fannie Mae 2024 Form 10-K	118

MD&A | Liquidity and Capital Management
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
Liquidity Risk Management Practices and Contingency Planning
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
•our liquidity contingency plans;
•our credit ratings; and
•other factors that could adversely affect our ability to obtain adequate debt funding or otherwise negatively impact our liquidity, including the factors listed above.

Fannie Mae 2024 Form 10-K	119

MD&A | Liquidity and Capital Management
Also see “Business—Conservatorship and Treasury Agreements—Treasury Agreements.”
We maintain a liquidity management framework and conduct liquidity contingency planning to prepare for an event in which our access to the unsecured debt markets becomes limited.
Our liquidity requirements established by FHFA have four components we must meet:
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
As of December 31, 2024, we were in compliance with these requirements.
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
While our liquidity contingency planning attempts to address stressed market conditions and our status in conservatorship, we believe accessing all liquidity sources in those plans could be difficult or impossible to execute under stressed conditions for a company of our size in our circumstances. See “Risk Factors—Liquidity Risk” for a description of the risks associated with our ability to fund operations and our liquidity contingency planning.
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
The unpaid principal balance of our aggregate indebtedness was $143.1 billion as of December 31, 2024. Pursuant to the terms of the senior preferred stock purchase agreement, we are prohibited from issuing debt without the prior consent of Treasury if it would result in our aggregate indebtedness exceeding our outstanding debt limit, which is set to
$270 billion. The calculation of our indebtedness for purposes of complying with our debt limit reflects the unpaid principal balance and excludes debt basis adjustments and debt of consolidated trusts.
Outstanding Debt
Total outstanding debt of Fannie Mae includes short-term and long-term debt and excludes debt of consolidated trusts.
Short-term debt of Fannie Mae consists of borrowings with an original contractual maturity of one year or less and, therefore, does not include the current portion of long-term debt. Long-term debt of Fannie Mae consists of borrowings with an original contractual maturity of greater than one year.

Fannie Mae 2024 Form 10-K	120

MD&A | Liquidity and Capital Management
The following chart and table display information on our outstanding short-term and long-term debt based on original contractual maturity. Our total debt increased in 2024, primarily due to higher long-term debt issuances compared to
2023. We issued additional long-term debt to enhance our liquidity position, taking advantage of favorable market conditions.
Debt of Fannie Mae1
(Dollars in billions)

Short-term debt

Long-term debt maturing within one year

Long-term debt, excluding portion maturing within one year
(1)Outstanding debt balance consists of the unpaid principal balance, premiums and discounts, fair value adjustments, hedge-related basis adjustments and other cost basis adjustments. Reported amounts include net discount unamortized cost basis adjustments and fair value adjustments of $3.7 billion and $4.0 billion as of December 31, 2024 and 2023, respectively.

Selected Debt Information
	As of December 31,
	2024	2023
	(Dollars in billions)
Selected Weighted-Average Interest Rates(1)
Interest rate on short-term debt	4.33%	5.13%
Interest rate on long-term debt, including portion maturing within one year	3.30	2.63
Interest rate on callable debt	2.83	2.41
Selected Maturity Data
Weighted-average maturity of debt maturing within one year (in days)	160	135
Weighted-average maturity of debt maturing in more than one year (in months)	43	46
Other Data
Outstanding callable debt(2)	$41.0	$43.8
Connecticut Avenue Securities debt(3)	2.1	2.8
(1)Excludes the effects of fair value adjustments and hedge-related basis adjustments.
(2)Includes short-term callable debt of $95 million and $2.6 billion as of December 31, 2024 and 2023, respectively.
(3)Represents CAS debt issued prior to November 2018. See “Single-Family Business—Single-Family Mortgage Credit Risk Management—
Single-Family Credit Enhancement and Transfer of Mortgage Credit Risk—Credit Risk Transfer Transactions” for information regarding our
Connecticut Avenue Securities.
We intend to repay our short-term and long-term debt obligations as they become due primarily through cash from business operations, the sale of assets in our corporate liquidity portfolio and the issuance of additional debt securities.

Fannie Mae 2024 Form 10-K	121

MD&A | Liquidity and Capital Management
For information on the maturity profile of our outstanding long-term debt for each of the years 2025 through 2029 and thereafter, see “Note 8, Short-Term and Long-Term Debt.”
Debt Funding Activity
The table below displays activity in debt of Fannie Mae. This activity excludes the debt of consolidated trusts and intraday borrowing. The reported amounts of debt issued and paid off during each period represent the face amount of the debt at issuance and redemption.

Activity in Debt of Fannie Mae
	For the Year Ended December 31,
	2024	2023	2022
	(Dollars in millions)
Issued during the period:
Short-term:
Amount	$259,586	$227,787	$137,310
Weighted-average interest rate(1)	5.06%	4.86%	1.56%
Long-term:(2)
Amount	$49,422	$8,636	$1,961
Weighted-average interest rate	4.90%	5.27%	3.54%
Total issued:
Amount	$309,008	$236,423	$139,271
Weighted-average interest rate	5.03%	4.87%	1.59%

Paid off during the period:(3)
Short-term:
Amount	$265,743	$220,645	$129,877
Weighted-average interest rate(1)	4.57%	4.18%	1.26%
Long-term:(2)
Amount	$28,294	$26,918	$72,570
Weighted-average interest rate	3.09%	1.65%	1.35%
Total paid off:
Amount	$294,037	$247,563	$202,447
Weighted-average interest rate	4.43%	3.91%	1.29%
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
(3)Consists of all payments on debt, including regularly scheduled principal payments, payments at maturity, payments resulting from calls and payments for any other repurchases. Repurchases of debt and early retirements of zero-coupon debt are reported at original face value, which does not equal the amount of actual cash payment.

Fannie Mae 2024 Form 10-K	122

MD&A | Liquidity and Capital Management
Corporate Liquidity Portfolio
The chart below displays information on the composition of our corporate liquidity portfolio. The balance and composition of our corporate liquidity portfolio fluctuates as a result of changes in our cash flows, liquidity in the fixed-
income markets, and our liquidity risk management framework and practices. Our corporate liquidity portfolio increased in 2024, primarily due to investing the proceeds of debt issued during the second half of 2024 in U.S. Treasury securities.
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
The total amount of our off-balance sheet exposure related to unconsolidated Fannie Mae MBS net of any beneficial interest that we retain, and other financial guarantees was $211.5 billion as of December 31, 2024 and $227.5 billion as of December 31, 2023. The majority of the other financial guarantees consists of Freddie Mac securities backing Fannie
Mae structured securities. See “Guaranty Book of Business” and “Note 7, Financial Guarantees” for more information regarding our maximum exposure to loss on unconsolidated Fannie Mae MBS and Freddie Mac securities.
Our total outstanding liquidity commitments to advance funds for securities backed by multifamily housing revenue bonds totaled $4.3 billion as of December 31, 2024 and $4.5 billion as of December 31, 2023. These commitments require us to advance funds to third parties that enable them to repurchase tendered bonds or securities that are unable to be remarketed.

Fannie Mae 2024 Form 10-K	123

MD&A | Liquidity and Capital Management
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
Our contractual obligations also include $2.3 billion in cash received as collateral, unrecognized tax benefits, and future cash payments due under our unconditional and legally binding obligations to fund LIHTC partnership investments and other partnerships. These amounts are recognized on our consolidated balance sheets under “Other liabilities.”
In addition, our short- and long-term liquidity and capital resource needs may be affected by our contractual obligations to make the payments listed below. The amounts of these payments are uncertain and will depend on future events:
•payments on our obligations to stand ready to perform under our guarantees relating to Fannie Mae MBS and other financial guarantees, including Fannie Mae commingled structured securities. The amount and timing of payments under these arrangements are generally contingent upon the occurrence of future events. For a description of the amount of our on- and off-balance sheet Fannie Mae MBS and other financial guarantees as of December 31, 2024, see “Guaranty Book of Business” and “Off-Balance Sheet Arrangements;”
•payments associated with our CIRT, CAS REMIC, MCAS, and Connecticut Avenue Securities Credit-Linked
Notes transactions, the amount and timing of which are contingent upon the occurrence of future credit and prepayment events for the related reference pool of mortgage loans. For more information on these transactions, see “Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family
Credit Enhancement and Transfer of Mortgage Credit Risk—Credit Risk Transfer Transactions” and “Multifamily
Business—Multifamily Mortgage Credit Risk Management—Multifamily Transfer of Mortgage Credit Risk;” and
•payments related to our interest-rate risk management derivatives that may require cash settlement in future periods, the amount and timing of which depend on changes in interest rates. For more information on these transactions, see “Note 9, Derivative Instruments.”
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
governmental entities impacting Treasury’s support for our business or our debt securities could adversely affect the credit ratings of our senior unsecured debt. See “Risk Factors—Liquidity Risk” for a discussion of the risks to our business relating to a decrease in our credit ratings.

Fannie Mae 2024 Form 10-K	124

MD&A | Liquidity and Capital Management
The table below displays the credit ratings issued by the three major credit rating agencies.

Fannie Mae Credit Ratings
As of December 31, 2024
	S&P	Moody’s	Fitch
Long-term senior debt	AA+	Aaa	AA+
Short-term senior debt	A-1+	P-1	F1+
Preferred stock	D	Ca(hyb)	C/RR6
Outlook	Stable	Negative	Stable
Cash Flows
Year Ended December 31, 2024. Cash, cash equivalents and restricted cash and cash equivalents increased from
$68.7 billion as of December 31, 2023 to $78.8 billion as of December 31, 2024. The increase was primarily driven by cash inflows from (1) proceeds from repayments of loans, (2) the sale of Fannie Mae MBS to third parties, (3) issuances of funding debt, which outpaced redemptions, and (4) investments in securities purchased under agreements to resell.
Partially offsetting these cash inflows were cash outflows primarily from (1) payments on outstanding debt of consolidated trusts, (2) purchases of loans acquired as held for investment, and (3) advances to lenders.
Year Ended December 31, 2023. Cash, cash equivalents and restricted cash and cash equivalents decreased from
$87.8 billion as of December 31, 2022 to $68.7 billion as of December 31, 2023. The decrease was primarily driven by cash outflows from (1) payments on outstanding debt of consolidated trusts, (2) purchases of loans acquired as held for investment, and (3) advances to lenders.
Partially offsetting these cash outflows were cash inflows primarily from (1) proceeds from repayments of loans and (2)
the sale of Fannie Mae MBS to third parties.
Capital Management
Capital Requirements
For a description of our capital requirements under the enterprise regulatory capital framework, see “Business—
Legislation and Regulation—Capital Requirements.” Although the enterprise regulatory capital framework went into effect in February 2021, we are not required to hold capital according to the framework’s requirements until the date of termination of our conservatorship, or such later date as may be ordered by FHFA.
The table below sets forth information about our capital requirements under the standardized approach of the enterprise regulatory capital framework. Available capital for purposes of the enterprise regulatory capital framework excludes the stated value of the senior preferred stock ($120.8 billion) and other amounts specified in the Regulatory Capital
Components table below. Because of these exclusions, we had a deficit in available capital as of December 31, 2024 even though we had positive net worth under GAAP of $94.7 billion as of December 31, 2024.

Fannie Mae 2024 Form 10-K	125

MD&A | Liquidity and Capital Management
As of December 31, 2024, we had a $227 billion shortfall to our risk-based adjusted total capital requirement, including buffers, of $190 billion, as we had an available capital deficit of $37 billion. Our capital shortfall as of December 31,
2024 to our minimum risk-based adjusted total capital requirement excluding buffers was $146 billion. From December
31, 2023 to December 31, 2024, our capital shortfall including buffers declined by $16 billion and our capital shortfall excluding buffers declined by $18 billion. These declines were primarily driven by the increase in our retained earnings during 2024 and the impact of the amendments to the enterprise regulatory capital framework that became effective in
April 2024.

Capital Metrics under the Enterprise Regulatory Capital Framework as of December 31, 2024(1)
(Dollars in billions)
			Stress capital buffer				$33
			Stability capital buffer				48
Adjusted total assets	$4,460		Countercyclical capital buffer				—
Risk-weighted assets	1,364		Prescribed capital conservation buffer amount				$81

	Minimum Capital Ratio Requirement	Minimum Capital Requirement	Available Capital (Deficit)	Capital Shortfall (without Buffers)(2)	Applicable Buffers(3)	Total Capital Requirement (including Buffers)	Capital Shortfall (including Buffers)(4)
Risk-based capital:
Total capital (statutory)	8.0%	$109	$(18)	$(127)	N/A	$109	$(127)
Common equity tier 1 capital	4.5	61	(56)	(117)	$81	142	(198)
Tier 1 capital	6.0	82	(37)	(119)	81	163	(200)
Adjusted total capital	8.0	109	(37)	(146)	81	190	(227)
Leverage capital:
Core capital (statutory)	2.5	111	(26)	(137)	N/A	111	(137)
Tier 1 capital	2.5	111	(37)	(148)	24	135	(172)

Capital Metrics under the Enterprise Regulatory Capital Framework as of December 31, 2023(1)
(Dollars in billions)
			Stress capital buffer				$34
			Stability capital buffer				45
Adjusted total assets	$4,552		Countercyclical capital buffer				—
Risk-weighted assets	1,357		Prescribed capital conservation buffer amount				$79

	Minimum Capital Ratio Requirement	Minimum Capital Requirement	Available Capital (Deficit)	Capital Shortfall (without Buffers)(2)	Applicable Buffers(3)	Total Capital Requirement (including Buffers)	Capital Shortfall (including Buffers)(4)
Risk-based capital:
Total capital (statutory)	8.0%	$109	$(34)	$(143)	N/A	$109	$(143)
Common equity tier 1 capital	4.5	61	(74)	(135)	$79	140	(214)
Tier 1 capital	6.0	81	(55)	(136)	79	160	(215)
Adjusted total capital	8.0	109	(55)	(164)	79	188	(243)
Leverage capital:
Core capital (statutory)	2.5	114	(43)	(157)	N/A	114	(157)
Tier 1 capital	2.5	114	(55)	(169)	23	137	(192)
(1)Ratios are calculated as a percentage of risk-weighted assets for risk-based capital metrics and as a percentage of adjusted total assets for leverage capital metrics.
(2)The capital shortfall in this column is the difference between the capital requirement (excluding buffers) and the available capital deficit.

Fannie Mae 2024 Form 10-K	126

MD&A | Liquidity and Capital Management
(3)PCCBA for risk-based capital and PLBA for leverage capital.
(4)The capital shortfall in this column is the difference between the capital requirement (including buffers) and the available capital deficit.
While it is not applicable until the date of termination of our conservatorship, our maximum payout ratio represents the percentage of eligible retained income that we are permitted to pay out in the form of distributions or discretionary bonus payments under the enterprise regulatory capital framework. As a result of our capital shortfall, our maximum payout ratio under the enterprise regulatory capital framework as of December 31, 2024 and December 31, 2023 was 0%. See
“Note 13, Regulatory Capital Requirements” for information on our capital ratios as of December 31, 2024 and
December 31, 2023 under the enterprise regulatory capital framework.
The table below presents certain components of our regulatory capital.

Regulatory Capital Components
	As of December 31,
	2024	2023
	(Dollars in millions)
Total equity	$94,657	$77,682
Less:
Senior preferred stock	120,836	120,836
Preferred stock	19,130	19,130
Common equity	(45,309)	(62,284)
Less: deferred tax assets arising from temporary differences that exceed 10% of common equity tier 1 capital and other regulatory adjustments	10,545	11,681
Common equity tier 1 capital (deficit)	(55,854)	(73,965)
Add: perpetual, noncumulative preferred stock	19,130	19,130
Tier 1 capital (deficit)	(36,724)	(54,835)
Tier 2 capital adjustments	—	—
Adjusted total capital (deficit)	$(36,724)	$(54,835)
The table below presents certain components of our core capital.

Statutory Capital Components
	As of December 31,
	2024	2023
	(Dollars in millions)
Total equity	$94,657	$77,682
Less:
Senior preferred stock	120,836	120,836
Accumulated other comprehensive income (loss), net of taxes	29	32
Core capital (deficit)	(26,208)	(43,186)
Less: general allowance for foreclosure losses	(7,876)	(8,934)
Total capital (deficit)	$(18,332)	$(34,252)
Capital Activity
Under the terms governing the senior preferred stock, no dividends were payable to Treasury for the fourth quarter of
2024 and none are payable for the first quarter of 2025.
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
As a result of these terms governing the senior preferred stock, the aggregate liquidation preference of the senior preferred stock increased to $212.0 billion as of December 31, 2024 due to the $4.0 billion increase in our net worth in the third quarter of 2024. The aggregate liquidation preference of the senior preferred stock will further increase to
$216.1 billion as of March 31, 2025, due to the $4.1 billion increase in our net worth in the fourth quarter of 2024. See

Fannie Mae 2024 Form 10-K	127

MD&A | Liquidity and Capital Management
“Business—Conservatorship and Treasury Agreements—Treasury Agreements” for more information on the terms of our senior preferred stock, including how the aggregate liquidation preference is determined.
Treasury Funding Commitment
Treasury made a commitment under the senior preferred stock purchase agreement to provide funding to us under certain circumstances if we have a net worth deficit. As of December 31, 2024, the remaining amount of Treasury’s funding commitment to us was $113.9 billion. See “Note 2, Conservatorship, Senior Preferred Stock Purchase
Agreement and Related Matters” for more information on Treasury’s funding commitment under the senior preferred stock purchase agreement.
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
Risk Categories
We are exposed to the following principal risk categories:
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
•Liquidity Risk. Liquidity risk is the risk to our financial condition and resilience arising from an inability to meet obligations when they come due, including the risk associated with the inability to access funding sources or manage fluctuations in funding levels.
•Operational Risk. Operational risk is the risk of loss resulting from inadequate or failed internal processes, people, systems, and third parties, or disruptions from external events. Operational risk includes cyber and other information security risk.
•Model Risk. Model risk is the risk of potential adverse consequences (such as financial loss or reputational damage) due to: inappropriate model design; errors in model coding, implementation, inputs or assumptions;
inadequate model performance; or incorrect use or application of model outputs or reports.
•Strategic Risk. Strategic risk is the risk of loss resulting from poor implementation of business decisions or the failure to respond appropriately to changes in the industry or external environment.
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
See “Risk Factors” for a more detailed discussion of these and other risks that could materially adversely affect our business, results of operations, financial condition, liquidity and net worth. The following discussion, as well as the
“Single-Family Business—Single-Family Mortgage Credit Risk Management,” “Multifamily Business—Multifamily
Mortgage Credit Risk Management” and “Liquidity and Capital Management” sections of this report, address how we manage the categories of risk we have determined present the most significant exposure.

Fannie Mae 2024 Form 10-K	128

MD&A | Risk Management
Components of Risk Management
Our risk management program is composed of four inter-related components.
•Governance & Organizational Structure. Our risk governance structure establishes authority, responsibility and accountability for risk management, which we conduct through a variety of controls designed to act in concert, including delegations of authority, risk committees, risk policies, risk appetite and risk limits.
•Risk Appetite Framework. We manage and govern our risk-taking activities through a risk appetite and limits framework that is aligned to our corporate strategy and defines boundaries across businesses and risk types.
•Risk Identification, Assessment, Control & Monitoring. We identify, assess, respond to, control, and monitor risks generated in the pursuit of our strategy and objectives. Performing these activities across the company allows us to address risks arising from different sources and tailor appropriate responses.
•Reporting & Communication Processes. We identify, capture and communicate relevant information so that stakeholders can carry out their responsibilities and make sound and informed risk management decisions.
Risk Management Governance
We manage risk by using the “three lines model.” Our Board of Directors and management-level risk committees are also integral to our risk management program.
Board of Directors
•Oversees our enterprise risk management program and its alignment with our strategy and business objectives
•Approves Board-level risk policies, risk appetite and risk limits
•Delegates authorities to the President and CEO and Enterprise Risk Committee
•Certain activities require conservator decision or notification
Risk Policy & Capital Committee
•Assists the Board in overseeing enterprise risk management and recommends for Board approval Board-level risk policies, risk appetite and limits
Audit Committee
•Oversees our accounting, reporting, and financial practices, including the integrity of our financial statements and internal control over financial reporting, as well as our compliance with legal and regulatory requirements
Management-Level Risk Committees
•Consist of an Enterprise Risk Committee chaired by our Chief Risk Officer and additional committees overseeing risk across the company
•Include members of management from the first, second and third line functions
•Approve management-level policies, establish risk parameters, and recommend risk policies
•Provide a cross-functional forum for discussing and documenting risks and responses
•Review decisions on matters that may expose our enterprise to significant, new or unusual risk

Fannie Mae 2024 Form 10-K	129

MD&A | Risk Management
Business Units & Corporate Functions (First Line)
•Accountable for identifying, assessing, controlling, monitoring and reporting on all risks in executing their functions and operating in a sound control environment
•Conform to the risk appetite, policies, standards, and limits or thresholds approved by FHFA, the Board and the relevant management-level risk committees
•Includes control functions that provide control and oversight
Corporate Risk & Compliance Division (Second Line)
•Oversees all first-line activities to create an aggregate view of the company’s financial and non-financial risks relative to risk appetite
•Second-line functions are independent and report directly to the Board of Directors and President and CEO
Internal Audit (Third Line)
•An independent, objective assurance and advisory function
•Provides an independent evaluation of the effectiveness of internal controls, risk management, and governance
Credit Risk Management Overview
Below we discuss how we manage mortgage credit risk, institutional counterparty credit risk, and climate and natural disaster risk.
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
We also have direct counterparty exposure to: derivatives counterparties, custodial depository institutions; mortgage originators, investors and dealers; debt security dealers; central counterparty clearing institutions; and document custodians.
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
•requiring collateralization of exposures where appropriate; and
•exposure monitoring and management.
See “Risk Factors—Credit Risk” for additional discussion of the risks to our business if one or more of our institutional counterparties fails to fulfill their contractual obligations to us.

Fannie Mae 2024 Form 10-K	130

MD&A | Risk Management | Institutional Counterparty Credit Risk Management
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
may also be mitigated by the quality control standards required by our private mortgage insurer eligibility requirements
(“PMIERs”). Generally, the rescission relief principles align with our representation and warranty framework and require our primary mortgage insurers to waive their rescission rights after a mortgage has performed for at least 36 months or

Fannie Mae 2024 Form 10-K	131

MD&A | Risk Management | Institutional Counterparty Credit Risk Management
if they have completed a full review of the loan and found no significant defects. See below for a discussion of the
PMIERs.
In describing our mortgage insurance coverage, “insurance in force” refers to the unpaid principal balance of single-
family loans in our conventional guaranty book of business covered under the applicable mortgage insurance policies.
Our total mortgage insurance in force was $753.5 billion, or 21% of our single-family conventional guaranty book of business, as of December 31, 2024, compared with $755.8 billion, or 21% of our single-family conventional guaranty book of business, as of December 31, 2023.
“Risk in force” refers to the maximum potential loss recovery under the applicable mortgage insurance policies in force and is generally based on the loan-level insurance coverage percentage and, if applicable, any aggregate pool loss limit, as specified in the policy. As of December 31, 2024, our total mortgage insurance risk in force was $202.3 billion, or 6% of our single-family conventional guaranty book of business, compared with $200.1 billion, or 6% of our single-
family conventional guaranty book of business, as of December 31, 2023.
Our total mortgage insurance in force and risk in force excludes insurance coverage provided by federal government entities and credit insurance obtained through CIRT deals.
The charts below display our mortgage insurer counterparties that provided 10% or more of the risk-in-force mortgage insurance coverage on the loans in our single-family conventional guaranty book of business.
Mortgage Insurer Concentration(1)

Mortgage Guaranty Insurance Corp.	Radian Guaranty, Inc.	Arch Capital Group Ltd.

Enact Mortgage Insurance Corp.	Essent Guaranty, Inc.	National Mortgage Insurance Corp.

(1)Insurance coverage amounts provided for each counterparty may include coverage provided by affiliates and subsidiaries of the counterparty.
Mortgage insurers must meet and maintain compliance with PMIERs to be eligible to write mortgage insurance on loans acquired by Fannie Mae. The PMIERs are designed to ensure that mortgage insurers have sufficient liquid assets to pay all claims under a hypothetical future stress scenario. In August 2024, FHFA announced that Fannie Mae and
Freddie Mac are issuing updates to the PMIERs, which are the financial and operational standards that private mortgage insurance companies must meet to provide insurance on the mortgage loans that we and Freddie Mac acquire. The updated standards primarily are designed to address the risk associated with the quality of a mortgage insurer’s investment portfolio and the potential for that portfolio to lose value. FHFA stated that the updated standards will improve Fannie Mae and Freddie Mac’s counterparty risk management and better prepare them to withstand a future stress situation while fulfilling their mission to serve as a reliable source of liquidity for equitable and sustainable housing finance throughout the economic cycle. The updated standards are expected to be implemented through a 24-
month phased-in approach, with a fully effective date of September 30, 2026.
Mortgage insurance only covers losses that are realized after the borrower defaults and title to the property is subsequently transferred, such as after a foreclosure, short-sale, or a deed-in-lieu of foreclosure. Also, mortgage insurance does not protect us from all losses on covered loans. For example, mortgage insurance is not intended to

Fannie Mae 2024 Form 10-K	132

MD&A | Risk Management | Institutional Counterparty Credit Risk Management
cover property damage from hazards, including natural disasters; and the mortgage insurance policy permits the exclusion of any material loss directly related to property damage.
We require single-family and multifamily borrowers to obtain and maintain property insurance to cover the risk of damage to their homes or properties resulting from hazards such as fire, wind and, for properties in areas identified by
FEMA as Special Flood Hazard Areas, flooding. Since we generally permit borrowers to select and obtain required hazard insurance policies, our requirements for hazard insurance coverage are verified by the lender or servicer, as applicable. For single-family loans, we require a minimum financial strength rating for non-governmental hazard insurers that must be provided by S&P Global, Demotech, AM Best or KBRA. For multifamily loans, we require a minimum financial strength rating for non-governmental hazard insurers that must be provided by Demotech or AM Best. We do not independently verify the financial condition of these hazard insurers and rely on these rating agencies for their assessment of the financial condition of these insurers.
See “Risk Factors—Credit Risk” for a discussion of the risks to our business of claims under our mortgage insurance policies not being paid in full or at all, as well as a discussion of risks if borrowers suffer property damage as a result of hazards for which the borrowers have no or insufficient insurance.
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
according to the ratings of the insurer or reinsurer. Contractual provisions require additional collateral to be posted in the event of adverse developments with the counterparty, such as a ratings downgrade to specified levels.

Fannie Mae 2024 Form 10-K	133

MD&A | Risk Management | Institutional Counterparty Credit Risk Management
The charts below display the concentration of our credit risk exposure to our top five CIRT counterparties, measured by maximum liability to us, excluding the benefit of collateral we hold to secure the counterparties’ obligations. For purposes of determining our top five CIRT counterparties, we separately consider affiliated entities and do not combine their concentrations.
CIRT Counterparty Concentration

Top 5	Others

•As of December 31, 2024, our CIRT counterparties had a maximum liability to us of $17.5 billion.
•As of December 31, 2024, $4.8 billion in liquid assets securing CIRT counterparties’ obligations were held in trust accounts.
•Our top five CIRT counterparties had a maximum liability to us of $8.5 billion as of December 31, 2024 and
$8.6 billion as of December 31, 2023.
For information on our credit risk transfer transactions, see “Single-Family Business—Single-Family Mortgage Credit
Risk Management—Single-Family Credit Enhancement and Transfer of Mortgage Credit Risk—Credit Risk Transfer
Transactions” and “Multifamily Business—Multifamily Mortgage Credit Risk Management—Multifamily Transfer of
Mortgage Credit Risk.”
Multifamily Lenders with Risk Sharing
We enter into risk sharing agreements with multifamily lenders, primarily through the DUS program, pursuant to which the lenders agree to bear a portion of the credit losses on the covered loans. Our maximum potential loss recovery from lenders under risk sharing agreements on multifamily loans was $119.8 billion as of December 31, 2024, compared with
$111.9 billion as of December 31, 2023. As of December 31, 2024 and December 31, 2023, 52% of our maximum potential loss recovery on multifamily loans was from five DUS lenders.
As noted above in “Multifamily Business—Multifamily Mortgage Credit Risk Management—Multifamily Transfer of
Mortgage Credit Risk,” our primary multifamily delivery channel is our DUS program, which is composed of lenders that range from large depositories to independent non-bank financial institutions. As of December 31, 2024, approximately
30% of the unpaid principal balance of loans in our multifamily guaranty book of business serviced by our DUS lenders was from institutions with an external investment grade credit rating or a guaranty from an affiliate with an external investment grade credit rating, compared with approximately 31% as of December 31, 2023. Given the recourse nature of the DUS program, DUS lenders are bound by eligibility standards that dictate, among other items, minimum capital and liquidity levels, and the posting of collateral at a highly rated custodian to secure a portion of the lenders’ future obligations. We actively monitor the financial condition of these lenders to help ensure the level of risk remains within our standards and to ensure required capital levels are maintained and are in alignment with actual and modeled loss projections.

Fannie Mae 2024 Form 10-K	134

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
As of December 31, 2024, over half of our single-family guaranty book and over half of our multifamily guaranty book were serviced by non-depository servicers. Compared with depository financial institutions, these institutions pose additional risks to us because they generally have lower financial strength and liquidity as compared with our mortgage servicer counterparties that are depository institutions. Unlike for depository servicers, much of the capital of non-
depository servicers is represented by the value of mortgage servicing rights, which is subject to variability based on market conditions and therefore is an important factor in determining capital adequacy. Non-depository servicers also are generally not subject to the same level of regulatory oversight as our mortgage servicer counterparties that are depository institutions. We require non-depository servicers to meet minimum liquidity requirements to maintain eligibility with Fannie Mae. We actively monitor the financial condition and capital adequacy of non-depository servicers, including their compliance with our requirements.

Fannie Mae 2024 Form 10-K	135

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

None of our single-family mortgage servicers serviced 10% or more of our single-family conventional guaranty book of business as of December 31, 2024 or 2023. See “Risk Factors—Credit Risk” for more information about risks relating to non-depository servicers.
The charts below display the percentage of our multifamily guaranty book of business serviced by our top five depository multifamily mortgage servicers and top five non-depository multifamily mortgage servicers.
Multifamily Mortgage Servicer Concentration

Top 5 depository servicers	Top 5 non-depository servicers	Others

As of December 31, 2024, Walker & Dunlop, Inc. serviced 14% of our multifamily guaranty book of business based on unpaid principal balance. As of December 31, 2023, Walker & Dunlop, Inc. and Wells Fargo Bank, N.A. (together with its affiliates) serviced 13% and 10%, respectively, of our multifamily guaranty book of business based on unpaid principal balance. No other multifamily mortgage servicers serviced 10% or more of our multifamily guaranty book of business as of December 31, 2024 or 2023. Walker & Dunlop, Inc. is a non-depository servicer and Wells Fargo Bank, N.A. is a depository servicer.

Fannie Mae 2024 Form 10-K	136

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
As of December 31, 2024, our corporate liquidity portfolio totaled $132.4 billion and included $77.6 billion of U.S.
Treasury securities. As of December 31, 2023, our corporate liquidity portfolio totaled $114.3 billion and included $47.8 billion of U.S. Treasury securities. We mitigate our risk by monitoring the credit risk position of our corporate liquidity portfolio. As of December 31, 2024, we held $11.7 billion in overnight unsecured deposits with six financial institutions, compared with $11.8 billion held with six financial institutions as of December 31, 2023. The short-term credit ratings for each of these financial institutions by S&P, Moody’s and Fitch were at least A-1 or the Moody’s or Fitch equivalent of
A-1.
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
Our cleared derivative transactions are submitted to a derivatives clearing organization on our behalf through a clearing member of the organization. A contract accepted by a derivatives clearing organization is governed by the terms of the clearing organization’s rules and arrangements between us and the clearing member of the clearing organization. As a result, we are exposed to the institutional credit risk of both the derivatives clearing organization and the member who is acting on our behalf. As of December 31, 2024, approximately 82% of our derivatives transactions were cleared through a clearing organization, compared with 81% as of December 31, 2023.
See “Note 9, Derivative Instruments” and “Note 15, Netting Arrangements” for additional information on our derivative contracts as of December 31, 2024 and 2023.
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
if Freddie Mac were to fail to meet its obligations under the terms of these securities, it could have a material adverse effect on our earnings and financial condition. We believe the risk of default by Freddie Mac is negligible because of the funding commitment available to Freddie Mac through its senior preferred stock purchase agreement with Treasury.

Fannie Mae 2024 Form 10-K	137

MD&A | Risk Management | Institutional Counterparty Credit Risk Management
As of December 31, 2024, $200.1 billion in Freddie Mac securities were backing Fannie Mae-issued structured securities, compared with $215.6 billion as of December 31, 2023. See “Risk Factors—GSE and Conservatorship Risk”
for more information on risks associated with our issuance of UMBS.
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
Document Custodians
We use third-party document custodians to provide loan document certification and custody services for some of the loans that we purchase and securitize. In many cases, our lenders or their affiliates also serve as document custodians

Fannie Mae 2024 Form 10-K	138

MD&A | Risk Management | Institutional Counterparty Credit Risk Management
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
Climate and Natural Disaster Risk Management
Overview
Recent years have seen frequent and severe natural disasters in the U.S., including hurricanes, wildfires and floods. We believe the frequency and intensity of major weather-related events in recent years are indicative of the impacts of climate change, which we expect to persist and worsen in the future. Climate change presents immediate and long-term risks to our business and other stakeholders in the housing system, including borrowers, renters, lenders, investors and insurers. Climate risks are divided into two main categories:
•Physical risks, which relate to the physical impact of climate change and include both: acute risks, which are event-driven risks relating to shorter-term extreme weather events, such as hurricanes, floods and tornadoes;
or chronic risks, which are longer-term shifts in climate patterns, such as sustained higher temperatures, sea level rise, water scarcity and increased wildfires.
•Transition risks, which relate to a potential transition to a lower-carbon economy and may be driven by additional regulatory and legislative requirements, adoption of new technologies and shifts in consumer behavior. The transition to a lower-carbon economy may cause stress to households and certain business sectors.
We are developing a comprehensive, integrated approach to identifying, assessing, and managing climate-related risks and opportunities. Our efforts are directed towards analyzing our physical and transition risks, refining climate scenario methodologies, and evaluating third-party climate models. We also continue to integrate climate risk considerations into our Enterprise Risk Management framework.
Climate-Related Risk Exposure and Risk Mitigation
Major weather events or other natural disasters expose us to credit risk in a variety of ways, including by damaging properties that secure mortgage loans in our book of business and by negatively impacting the ability of borrowers to make payments on their mortgage loans. The amount of losses we incur as a result of a major weather event or natural disaster depends significantly on the extent to which the resulting property damage is covered by hazard or flood insurance and whether borrowers can continue making payments on their mortgages. The amount of losses we incur can also be affected by the extent that a disaster impacts the region, especially if it depresses the local economy, and by the availability of federal, state, or local assistance to borrowers affected by a disaster. To date, our losses from natural disasters have been limited by geographic diversity in our book of business, the availability of insurance coverage for damages sustained, the availability of federal, state, or local disaster assistance, and borrowers with equity in their homes continuing to pay their mortgages. Fannie Mae is obligated to support residential mortgage liquidity nationwide. We generally do not disqualify any single-family or multifamily property on the basis of its geographic location in the U.S., nor do we charge higher guaranty fees in geographic areas that may pose potentially higher climate-related risk.
We require borrowers to obtain and maintain property insurance to cover the risk of damage to their property resulting from hazards such as fire, wind and, for properties in areas identified by FEMA as Special Flood Hazard Areas, flooding.
At the time of origination, a borrower is required to provide proof of such insurance, and our servicers have the right and the obligation to obtain such insurance, at the borrower’s cost, if the borrower allows the required coverage to lapse. In addition, our servicers monitor flood maps, and will require a flood insurance policy if a mortgaged property is remapped

Fannie Mae 2024 Form 10-K	139

MD&A | Risk Management | Climate and Natural Disaster Risk Management
into a Special Flood Hazard Area during the life of the loan. We do not require property insurance to cover damages from flooding in areas outside a Special Flood Hazard Area, or to cover earthquake damage to single-family properties or to multifamily properties unless required by a seismic-risk assessment. We estimate that, as of December 31, 2024,
3.3% of loans in our single-family guaranty book of business and 7.4% of loans in our multifamily guaranty book of business were located in a Special Flood Hazard Area.
We also mitigate climate-related risks, in part, through credit risk transfer and risk-sharing transactions. To the extent weather and disaster-related losses on loans covered by these transactions exceed the amount of losses we retain, a portion of those losses would be covered by these credit risk transfer transactions. We also enter into risk-sharing agreements with multifamily lenders, primarily through the DUS program. For more information on our single-family credit risk transfer transactions, see “Single-Family Business—Single-Family Mortgage Credit Risk Management—
Single-Family Credit Enhancement and Transfer of Mortgage Credit Risk—Credit Risk Transfer Transactions” and for
more information on our multifamily credit risk transfer transactions and our DUS program, see “Multifamily Business—
Multifamily Mortgage Credit Risk Management—Multifamily Transfer of Mortgage Credit Risk.”
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
Climate Risk Governance
The Board’s Risk Policy and Capital Committee has primary oversight of climate-related risks to the company. The
Board’s Community Responsibility and Sustainability Committee oversees development and implementation of the company’s strategic initiatives regarding climate resiliency. The Audit Committee provides oversight of corporate responsibility and impact reporting, which includes climate-related reporting. In addition, our Climate Risk Committee provides management-level engagement and oversight of climate risk. The Climate Risk Committee is chaired by our
Chief Risk Officer and supports the Enterprise Risk Committee.
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
The metrics used to measure our interest-rate exposure are generated using internal models. Our internal models, consistent with standard practice for models used in our industry, require numerous assumptions. There are inherent limitations in any methodology used to estimate the exposure to changes in market interest rates. The reliability of our prepayment estimates and interest-rate risk metrics depends on the availability and quality of historical data for each of

Fannie Mae 2024 Form 10-K	140

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
We do not currently actively manage or hedge, on an economic basis, our spread risk, or the interest-rate risk arising from cost basis adjustments and float income associated with mortgage assets held by our consolidated MBS trusts.
Our spread risk includes the impact of changes in the spread between our mortgage assets and debt (referred to as

Fannie Mae 2024 Form 10-K	141

MD&A | Risk Management | Market Risk Management, including Interest-Rate Risk Management
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
In measuring the estimated impact of changes in the slope of the yield curve, we assume a constant 7-year rate and a shift of 16.7 basis points for the 1-year rate and shorter tenors and an opposite shift of 8.3 basis points for the 30-year rate. Rate shocks for remaining maturity points are interpolated. Our practice is to allow interest rates to go below zero

Fannie Mae 2024 Form 10-K	142

MD&A | Risk Management | Market Risk Management, including Interest-Rate Risk Management in the downward shock models unless otherwise prevented through contractual floors. We believe the aforementioned interest-rate shocks for our monthly disclosures represent moderate movements in interest rates over a one-month period.
Duration Gap
Duration gap measures the price sensitivity of our assets and liabilities in our net portfolio to changes in interest rates by quantifying the difference between the estimated durations of our assets and liabilities. Our duration gap analysis reflects the extent to which the estimated maturity and repricing cash flows for our assets are matched, on average, over time and across interest-rate scenarios to those of our liabilities. A positive duration gap indicates that the duration of our assets exceeds the duration of our liabilities. We disclose duration gap on a monthly basis under the caption
“Interest Rate Risk Disclosures” in our Monthly Summary report, which is available on our website.
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
The table below displays the pre-tax market value sensitivity of our net portfolio to changes in the level of interest rates and the slope of the applicable yield curve as measured on the last day of each period presented. The table below also provides the daily average, minimum, maximum and standard deviation values for duration gap and for the most adverse market value impact on the net portfolio to changes in the level of interest rates and the slope of the applicable yield curve for the three months ended December 31, 2024 and 2023.
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
•the monthly disclosure shows the most adverse pre-tax impact on the market value of our net portfolio from the hypothetical interest-rate shocks, while the quarterly disclosure includes the estimated pre-tax impact of both up and down interest-rate shocks.

Fannie Mae 2024 Form 10-K	143

MD&A | Risk Management | Market Risk Management, including Interest-Rate Risk Management

Interest-Rate Sensitivity of Net Portfolio to Changes in Interest-Rate Level and Slope of Yield Curve
	As of December 31,(1)(2)
	2024	2023
	(Dollars in millions)
Rate level shock:
-100 basis points	$83	$53
-50 basis points	33	39
+50 basis points	(18)	(47)
+100 basis points	(29)	(93)
Rate slope shock:
-25 basis points (flattening)	(4)	(7)
+25 basis points (steepening)	4	5

	For the Three Months Ended December 31,(1)(3)
	2024			2023
	Duration Gap	Rate Slope Shock 25 bps	Rate Level Shock 50 bps	Duration Gap	Rate Slope Shock 25 bps	Rate Level Shock 50 bps
		Market Value Sensitivity			Market Value Sensitivity
	(In years)	(Dollars in millions)		(In years)	(Dollars in millions)
Average	—	$(2)	$(11)	0.03	$(11)	$(27)
Minimum	(0.05)	(6)	(37)	(0.01)	(22)	(47)
Maximum	0.03	1	4	0.06	(1)	2
Standard deviation	0.02	2	8	0.02	4	12
(1)Computed based on changes in SOFR interest-rates swap curve.
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
positions, see “Note 9, Derivative Instruments.”

Derivative Impact on Interest-Rate Risk (50 Basis Points)
	As of December 31,(1)
	2024	2023
	(Dollars in millions)
Before derivatives	$(654)	$(449)
After derivatives	(18)	(47)
Effect of derivatives	636	402
(1)Measured on the last business day of each period presented.
Earnings Exposure to Interest-Rate Risk
While we manage the interest-rate risk of our net portfolio with the objective of remaining neutral to movements in interest rates and volatility on an economic basis, our earnings can experience volatility due to interest-rate changes and differing accounting treatments that apply to certain financial instruments on our balance sheet. Specifically, we have exposure to earnings volatility that is driven by changes in interest rates in two primary areas: our net portfolio and

Fannie Mae 2024 Form 10-K	144

MD&A | Risk Management | Market Risk Management, including Interest-Rate Risk Management
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
Operational Risk Management
Operational risk is the risk of loss resulting from inadequate or failed internal processes, people, systems, and third parties, or disruptions from external events. Our corporate operational risk framework aligns with our Enterprise Risk policy and has evolved based on the changing needs of our business and FHFA regulatory guidance. The Operational
Risk Management group is responsible for overseeing and monitoring compliance with our operational risk program’s requirements. The Operational Risk Management group reports to the Chief Risk Officer and works in conjunction with other second line teams, such as the Corporate Risk & Compliance division, to oversee and aggregate the full range of operational risks, including fraud, resiliency, business interruptions, processing errors, damage to physical assets, workplace safety and employment practices. To quantify our operational risk exposure, we rely on the Basel
Standardized Approach, which is based on a percentage of gross income. In addition, where we deem it appropriate, we purchase insurance policies to mitigate the impact of operational losses.
We currently use artificial intelligence and machine learning techniques in our models that support a number of business needs. Generative artificial intelligence, or generative AI, is an evolution of artificial intelligence that is rapidly developing and is expected to transform the way many businesses operate and make decisions, creating both opportunities for and risks to our business. We expect to gradually increase our use of artificial intelligence to support our business needs, including using more advanced generative AI. Our initial uses of artificial intelligence have been focused on areas that we believe pose lower risk, such as applications focused on improving operational efficiency and employee productivity.
We have enhanced our governance and controls to support the development and implementation of artificial intelligence in our business processes, including implementing guiding ethical principles on the appropriate use of artificial intelligence and enhancing our risk management framework. We believe the use of artificial intelligence tools has significant potential to enhance employee productivity, improve our business processes, and change the way we engage with our stakeholders. We also believe that if we do not effectively use and appropriately adopt artificial intelligence and machine learning technologies in our business processes, it could result in a competitive disadvantage to us.
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
home prices, multifamily property values, unemployment and interest rates, and their impact on borrower behavior.
When market conditions change rapidly and dramatically, the assumptions used by models may no longer accurately capture or reflect the changing conditions. Given the challenges of predicting future behavior, management judgment is

Fannie Mae 2024 Form 10-K	145

MD&A | Risk Management | Model Risk Management
used throughout the modeling process, from model design decisions regarding core underlying assumptions, to interpreting and applying final model output.
We manage model risk through a model risk management framework that establishes the roles and responsibilities for managing model risk through the model management lifecycle, as well as related governance requirements. Under our model risk management framework, model owners and users have responsibility for monitoring whether models are performing accurately and complying with the framework’s control requirements. We have an independent model risk management team within our Corporate Risk & Compliance division that is responsible for establishing and maintaining the model risk management framework, as well as providing independent review and approval of models prior to use.
We also have a management-level Model Risk Committee that oversees risk management activities related to model risk. In addition to internally-developed models, we also use third-party models.
While we employ strategies to manage and govern the risks associated with our use of models, they have not always been fully effective. Errors were previously discovered in some of the models we use, and we continue to have deficiencies in our current processes for managing model risk. We are currently working on a number of remediation activities relating to our models, including improving our processes for model governance, development, implementation and testing.
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
The allowance for loan losses involves substantial judgment on a number of matters including the development and weighting of macroeconomic forecasts, the reversion period applied, the assessment of similar risk characteristics, which determines the historic loss experience used to derive probability of loan default, the valuation of collateral, which includes judgments about the property condition at the time of foreclosure, and the determination of a loan’s remaining expected life. Our most significant judgments involved in estimating our allowance for loan losses relate to the modeled macroeconomic data used to develop reasonable and supportable forecasts for key economic drivers, which are subject to significant inherent uncertainty. Most notably, for single-family, the model uses forecasted single-family home prices as well as a range of possible future interest rate environments. For multifamily, the model uses forecasted net operating income and property valuations. In developing a reasonable and supportable forecast, the model simulates multiple paths of interest rates, rental income and property values based on current market conditions.
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

Fannie Mae 2024 Form 10-K	146

MD&A | Critical Accounting Estimates
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
Macroeconomic Variables and Sensitivities
Our benefit or provision for credit losses can vary substantially from period to period based on forecasted macroeconomic inputs. For single-family, we have determined that our most significant key macroeconomic inputs used in determining our allowance for loan losses consist of: forecasted home price growth rates and interest rates. For multifamily, we have determined that our most significant key macroeconomic inputs used in determining our allowance for loan losses consist of: net operating income and property value growth rates.
In evaluating the sensitivities of our allowance to these macroeconomic inputs, it is difficult to estimate how potential changes in any one factor or input might affect the overall credit loss estimates, because management considers a wide variety of factors and inputs in estimating the allowance for loan losses. Changes in the factors and inputs considered may not occur at the same rate and may not be consistent across all geographies or loan types, and changes in factors and inputs may be directionally inconsistent, such that improvement in one factor or input may offset deterioration in others. Changes in our assumptions and forecasts of economic conditions could significantly affect our estimate of expected credit losses and lead to significant changes in the estimate from one reporting period to the next.
We provide more detailed information on our accounting for the allowance for loan losses in “Note 1, Summary of
Significant Accounting Policies.” See “Note 5, Allowance for Loan Losses” for additional information about our current period benefit (provision) for loan losses.

Fannie Mae 2024 Form 10-K	147

MD&A | Critical Accounting Estimates
Single-Family Sensitivities and Inputs
The table below provides information about our most significant key macroeconomic inputs used in determining our single-family allowance for loan losses: forecasted home price growth rates and interest rates. Although the model consumes a wide range of possible regional home price forecasts and interest rate scenarios that take into account inherent uncertainty, the forecasts below represent the mean path of those simulations used in determining the allowance for each quarter during the years ended December 31, 2024 and 2023, and how those forecasts have changed between periods of estimate. Below we present our home price growth and interest rate estimates used in our estimate of expected credit losses. Our forecasts include estimates for periods beyond 2026 that are not presented in the table below.

Select Single-Family Macroeconomic Model Inputs(1)

Forecasted home price growth (decline) rate by period of estimate:(2)
	For the Full Year ending December 31,
	2024	2025	2026
Fourth Quarter 2024	5.9%	3.5%	1.7%
Third Quarter 2024	5.9	3.6	1.7
Second Quarter 2024	6.6	3.0	0.8
First Quarter 2024	4.8	1.5	*

	For the Full Year ending December 31,
	2023	2024	2025
Fourth Quarter 2023	7.1%	3.2%	0.3%
Third Quarter 2023	6.7	2.8	(0.4)
Second Quarter 2023	3.9	(0.7)	(1.5)
First Quarter 2023	(1.2)	(2.2)	(1.1)

Forecasted 30-year interest rates by period of estimate:(3)
	Through the end of December 31,	For the Full Year ending December 31,
	2024	2025	2026
Fourth Quarter 2024	6.8%	6.8%	6.7%
Third Quarter 2024	6.2	5.9	5.9
Second Quarter 2024	7.0	6.6	6.4
First Quarter 2024	6.8	6.4	6.2

	Through the end of December 31,	For the Full Year ending December 31,
	2023	2024	2025
Fourth Quarter 2023	6.8%	6.4%	6.0%
Third Quarter 2023	7.5	7.2	6.8
Second Quarter 2023	6.7	6.0	5.8
First Quarter 2023	6.2	5.7	5.5
*Represents less than 0.05% of home price growth (decline).
(1) These forecasts are provided solely for the purpose of providing insight into our credit loss model. Forecasts for future periods are subject to significant uncertainty, which increases for periods that are further in the future. We provide our most recent forecasts for certain macroeconomic and housing market conditions in “Key Market Economic Indicators.” In addition, each month our Economic and Strategic
Research group provides its forecast of economic and housing market conditions, which are available in the “About Us/Research and
Insights” section of our website, www.fanniemae.com. Information on our website is not incorporated into this report.
(2) These estimates are based on our national home price index, which is calculated differently from the S&P CoreLogic Case-Shiller U.S.
National Home Price Index and therefore results in different percentages for comparable growth. We periodically update our home price growth estimates and forecasts as new data become available. As a result, the forecast data in this table may also differ from the forecasted home price growth rate presented in “Key Market Economic Indicators,” because that section reflects our most recent forecast as of the filing date of this report, while this table reflects the quantitative forecast data we used in our model to estimate credit losses for

Fannie Mae 2024 Form 10-K	148

MD&A | Critical Accounting Estimates
the periods shown. Management continues to monitor macroeconomic updates to our inputs in our credit loss model from the time they are approved as part of our established governance process, to ensure the reasonableness of the inputs used to calculate estimated credit losses. The forecast data excludes the impact of any qualitative adjustments.
(3)Forecasted 30-year interest rates represent the mean of possible future interest rate environments that are simulated by our interest rate model and used in the estimation of credit losses. Forecasts through the end of December 31, 2024 and 2023, represent the average forecasted rate from the quarter-end through the calendar year end of December 31st. The fourth quarter of 2024 and 2023 interest rates represent the 30-year interest rate as of December 31, 2024 and December 31, 2023, respectively. This table reflects the forecasted interest rate data we used in estimating credit losses for the periods shown and does not reflect changes in interest rates that occurred after the forecast date.
As noted above, our single-family allowance for loan losses is sensitive to changes in home prices and interest rate changes. We present in the table below the impact of hypothetical changes in home prices and 30-year interest rates, with all other factors held constant.

Single-Family Sensitivities - Hypothetical Changes to Model Inputs

Forecasted change to the first 12 months of the forecast:	Allowance Impact	Approximate Change in Allowance as of December 31, 2024(1)

Change in home prices growth rate:(2)
+1%		3%
-1%		4%

Change in 30-year interest rates:
+0.5%		4%
-0.5%		4%
(1) Calculated as a percentage of our single-family allowance for loan losses.
(2) Change in home price shown on a normalized basis.
The above sensitivity analyses are hypothetical and are provided solely for the purpose of providing insight into our credit loss model inputs. In addition, sensitivities for home price and interest rate changes are non-linear. As a result, changes in these estimates are not always incrementally proportional. The purpose of this analysis is to provide an indication of the impact of changes in home prices and 30-year interest rates on the estimate of the single-family allowance for credit losses. This analysis is not intended to imply management’s expectation of future changes in our forecasts or any other variables that may change as a result.
See “Key Market Economic Indicators” for additional information about how home prices and interest rates can affect our credit loss estimates, including a discussion of home price growth rates and our home price forecast. Also see
“Consolidated Results of Operations—Benefit (Provision) for Credit Losses” for information on how our home price and interest rate forecasts impacted our single-family benefit (provision) for credit losses.
Multifamily Sensitivities and Inputs
The table below provides information about our most significant key macroeconomic inputs used in determining our multifamily allowance for loan losses: multifamily property net operating income and property value growth rates.
Although the model consumes a wide range of possible future economic scenarios, the forecasts below represent the mean path of those simulations used in determining the allowance during the years ended December 31, 2024 and
2023, and how those forecasts have changed between periods of estimate. Our forecasts include estimates for periods beyond those presented below.

Fannie Mae 2024 Form 10-K	149

MD&A | Critical Accounting Estimates

Select Multifamily Macroeconomic Model Inputs(1)

Forecasted net operating income growth (decline) rate by period of estimate:
	For the Full Year ending December 31,
	2023	2024	2025	2026
Fourth Quarter 2024	N/A	3.1%	1.7%	0.3%
Fourth Quarter 2023	5.6%	2.6%	(0.2)%	N/A

Forecasted property value growth (decline) rate by period of estimate:
	For the Full Year ending December 31,
	2023	2024	2025	2026
Fourth Quarter 2024	N/A	(8.7)%	(1.1)%	3.7%
Fourth Quarter 2023	(10.0)%	(4.4)%	1.9%	N/A
N/ANot applicable. For purposes of this disclosure, we provide the forecasted net operating income growth rate and property value growth rate for the period of estimate and the two years following the period of estimate.
(1)These forecasts are provided solely for the purpose of providing insight into our credit loss model. Forecasts for future periods are subject to significant uncertainty, which increases for periods that are further in the future.
As noted above, our multifamily allowance for loan losses is sensitive to changes in net operating income and property value changes. We present in the table below the impact of hypothetical changes in net operating income and property value changes, with all other factors held constant.

Multifamily Sensitivities - Hypothetical Changes to Model Inputs

Forecasted change to the first 12 months of the forecast:	Allowance Impact	Approximate Change in Allowance as of December 31, 2024(1)

Change in net operating income growth rate:
+1%		2%
-1%		2%

Change in property value growth rate:
+1%		3%
-1%		3%
(1) Calculated as a percentage of our multifamily allowance for loan losses.
The above sensitivity analyses are hypothetical and are provided solely for the purpose of providing insight into our credit loss model inputs. In addition, sensitivities for net operating income and property value changes are non-linear. As a result, changes in these estimates are not always incrementally proportional. The purpose of this analysis is to provide an indication of the impact of net operating income and property value changes on the estimate of the multifamily allowance for credit losses. This analysis is not intended to imply management’s expectation of future changes in our forecasts or any other variables that may change as a result.
See “Consolidated Results of Operations—Benefit (Provision) for Credit Losses” for information on how our NOI forecast impacted our multifamily benefit (provision) for credit losses.
Impact of Future Adoption of New Accounting Guidance

We identify and discuss the expected impact on our consolidated financial statements of recently issued accounting guidance in “Note 1, Summary of Significant Accounting Policies.”

Fannie Mae 2024 Form 10-K	150

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
“Business volume” refers to the sum in any given period of the unpaid principal balance of: (1) the mortgage loans and mortgage-related securities we purchase for our retained mortgage portfolio; (2) the mortgage loans we securitize into
Fannie Mae MBS that are acquired by third parties; and (3) credit enhancements that we provide on our mortgage assets. It excludes mortgage loans we securitize from our retained mortgage portfolio and the purchase of Fannie Mae
MBS for our retained mortgage portfolio.
“Capital reserve end date” refers to the date that is the last day of the second consecutive fiscal quarter during which we have had and maintained capital equal to, or in excess of, all of the capital requirements and buffers under the enterprise regulatory capital framework.
“CEO” refers to Chief Executive Officer.
“CFO” refers to Chief Financial Officer.
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
“COO” refers to Chief Operating Officer.
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
“CRO” refers to Chief Risk Officer.
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

Fannie Mae 2024 Form 10-K	151

MD&A | Glossary of Terms Used in This Report
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
“Guaranty fee income” or “guaranty fees” refers to compensation we receive for assuming the credit risk on our single-
family and multifamily guaranty books of business that we recognize in net interest income. There are two components of our single-family guaranty fee: (1) base fees, which are ongoing fees that factor into a mortgage loan’s interest rate and are collected each month over the life of the mortgage loan; and (2) upfront fees, which are one-time payments made by lenders upon loan delivery and are amortized into net interest income over the life of the loan. For multifamily loans, base fees are the primary component of our guaranty fee. Multifamily guaranty fee income does not include upfront fees.
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
“Mortgage assets,” when referring to our assets, refers to both mortgage loans and mortgage-related securities we hold in our retained mortgage portfolio. For purposes of the senior preferred stock purchase agreement, the definition of mortgage assets is based on the unpaid principal balance of such assets and does not reflect market valuation adjustments, allowance for loan losses, impairments, unamortized premiums and discounts and the impact of our consolidation of variable interest entities. Our mortgage asset calculation also includes 10% of the notional value of interest-only securities we hold. We disclose the amount of our mortgage assets for purposes of the senior preferred stock purchase agreement on a monthly basis in the “Endnotes” to our Monthly Summary reports, which are available on our website.
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
than the potential market or credit loss that could result from such transaction.
“Outstanding Fannie Mae MBS” refers to the total unpaid principal balance of any type of mortgage-backed security that we issue, including UMBS, Supers, REMICs and other types of single-family or multifamily mortgage-backed securities

Fannie Mae 2024 Form 10-K	152

MD&A | Glossary of Terms Used in This Report
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
Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure
None.

Fannie Mae 2024 Form 10-K	153

Controls and Procedures
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
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, management has evaluated, with the participation of our Chief
Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures in effect as of
December 31, 2024, the end of the period covered by this report. As a result of management’s evaluation, our Chief
Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2024, or as of the date of filing this report.
Our disclosure controls and procedures were not effective as of December 31, 2024 or as of the date of filing this report because they did not adequately ensure the accumulation and communication to management of information known to
FHFA that is needed to meet our disclosure obligations under the federal securities laws. As a result, we were not able to rely upon the disclosure controls and procedures that were in place as of December 31, 2024, or as of the date of this filing, and we continue to have a material weakness in our internal control over financial reporting. This material weakness is described in more detail below under “Management’s Report on Internal Control Over Financial Reporting
—Description of Material Weakness.” Based on discussions with FHFA and the structural nature of this material weakness, we do not expect to remediate this material weakness while we are under conservatorship.
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
and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial

Fannie Mae 2024 Form 10-K	154

Controls and Procedures
reporting. However, these inherent limitations are known features of the financial reporting process, and it is possible to design into the process safeguards to reduce, though not eliminate, this risk.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making its assessment, management used the criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in May 2013. Management’s
assessment of our internal control over financial reporting as of December 31, 2024 identified a material weakness, which is described below. Because of this material weakness, management has concluded that our internal control over financial reporting was not effective as of December 31, 2024 or as of the date of filing this report.
Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on our internal control over financial reporting, expressing an adverse opinion on the effectiveness of our internal control over financial reporting as of December 31, 2024. This report is included below under the heading “Report of Independent Registered
Public Accounting Firm.”
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
Management has determined that we continued to have the following material weakness as of December 31, 2024, and as of the date of filing this report:
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
•FHFA personnel, including senior officials, have reviewed our SEC filings prior to filing, including this annual report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”), and engaged in discussions regarding issues associated with the information contained in those filings. Prior to filing our 2024 Form 10-K,
FHFA provided Fannie Mae management with written acknowledgment that it had reviewed the 2024 Form 10-

Fannie Mae 2024 Form 10-K	155

Controls and Procedures
K, and it was not aware of any material misstatements or omissions in the 2024 Form 10-K and had no objection to our filing the 2024 Form 10-K.
•Our senior management meets regularly with senior leadership at FHFA.
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
In view of these activities, we believe that our consolidated financial statements for the year ended December 31, 2024 have been prepared in conformity with GAAP.
Changes in Internal Control Over Financial Reporting
Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting from October 1, 2024 through December 31, 2024 that management believes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
In the ordinary course of business, we review our system of internal control over financial reporting and make changes that we believe will improve these controls and increase efficiency, while continuing to ensure that we maintain effective internal controls. Changes may include implementing new, more efficient systems, automating manual processes, and updating existing systems.

Fannie Mae 2024 Form 10-K	156

Controls and Procedures
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Fannie Mae:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Fannie Mae and consolidated entities (in conservatorship) (the “Company”) as of December 31, 2024, based on criteria established in Internal Control –
Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO). In our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of
December 31, 2024, based on the criteria established in Internal Control – Integrated Framework (2013) issued by
COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United
States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the
Company and our report dated February 14, 2025, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s dependence upon the continued support from the United
States Government through the United States Department of Treasury and the Federal Housing Finance Agency.
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

Fannie Mae 2024 Form 10-K	157

Controls and Procedures
•Disclosure Controls and Procedures – The Company’s disclosure controls and procedures did not adequately ensure the accumulation and communication to management of information known to the Federal Housing
Finance Agency (as conservator) that is needed to meet their disclosure obligations under the federal securities laws as they relate to financial reporting.
This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and this report does not affect our report on such financial statements.
/s/ Deloitte & Touche LLP
McLean, Virginia
February 14, 2025

Fannie Mae 2024 Form 10-K	158

Other Information
Item 9B.  Other Information
During the quarter ended December 31, 2024, no Fannie Mae director or officer (as that term is defined by the SEC in
Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement for transactions in Fannie Mae securities.
Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent
Inspections
Not applicable.
PART III
Item 10.  Directors, Executive Officers and Corporate Governance
Directors

Our current directors are listed below. They have provided the following information about their principal occupation, business experience and other matters.

Priscilla Almodovar

Age 57 President and CEO Director since December 2022 Board committees: • Community Responsibility and Sustainability
Ms. Almodovar is a Senior Executive with over 30 years of expertise in finance, real estate and community development across a number of leading institutions and organizations. She brings significant experience in business operations, large complex organizations, audit and financial reporting, risk and asset management, human capital, and strategic planning.
Experience and Qualifications
•President and CEO of Enterprise Community Partners (2019–2022), a national organization focused on investing in and increasing the supply of affordable housing
•Managing Director at JPMorgan Chase, Inc. (2010–2019), where she led two of the company’s national real estate businesses
•President and CEO of the New York State Housing Finance Agency and the State of New York Mortgage Agency
(2007–2009)
•Partner at White & Case LLP (1990–2004 ), a global law firm, specializing in international project finance
•Member of the Board of Realty Income Corporation (2021–present), a real estate investment trust, where she also serves as Chair of the Board’s Audit Committee. Former member of the Board of Directors (2021) and Audit
Committee of VEREIT, Inc., which was acquired by Realty Income Corporation

Amy E. Alving

Age 62 Independent director since October 2013 Board committees: • Nominating and Corporate Governance (Vice Chair) • Risk Policy and Capital (Chair)
Dr. Alving has over 30 years of experience in technology, cybersecurity, and governance in business, government and academic roles, including as a senior executive, member of public, non-profit, and university boards, as well as a tenured university faculty member.

Fannie Mae 2024 Form 10-K	159

Directors, Executive Officers and Corporate Governance | Directors
Experience and Qualifications
•Chief Technology Officer and Senior Vice President at Science Applications International Corporation (“SAIC”), now
known as Leidos Holdings, Inc., a scientific, engineering and technology applications company (2007–2013)
•Director of the Special Projects Office at the Defense Advanced Research Projects Agency (1998–2005)
•White House Fellow (1997–1998)
•Tenured faculty member at the University of Minnesota (1990–1999)
•Member of the Board of Directors of Howmet Aerospace, Inc. and its predecessor Arconic, Inc. (2016–2017, and
2018–present); member of the Governance and Nominating Committee and the Cybersecurity Committee
•Member of the Board of Directors of DXC Technology Company (2017–2023); member of Audit and Nominating &
Governance Committees and Chair of Risk Committee
•Member of the Board of Directors of Pall Corporation (2010–2015); member of the Audit Committee and the
Nominating/Governance Committee
•Member of the Department of the Air Force Scientific Advisory Board, a body that advises the Secretary of the Air
Force and other Air Force senior leaders on scientific and technical matters (2021–present)
•Trustee of Princeton University (2019–2023)

Christopher J. Brummer

Age 49 Independent director since February 2021 Board committees: • Community Responsibility and Sustainability (Vice Chair) • Risk Policy and Capital
Dr. Brummer has extensive experience in financial technology and the law. He brings expertise on the regulatory dimensions of finance, trade, and global economic issues. He is a tenured university professor and has lent his expertise to policymakers, founders, startups, and nonprofits.
Experience and Qualifications
•Professor at Georgetown University Law Center (2009–present), where he serves as Agnes N. Williams
Sesquicentennial Professor of Financial Technology and as Faculty Director of Georgetown’s Institute of
International Economic Law
•Nonresident Senior Fellow for the Atlantic Council’s GeoEconomics Center (2012–present)
•Member of the Commodity Futures Trading Commission’s Subcommittee on Virtual Currencies (2018–present)
•Advisory Council Member for the Alliance for Innovative Regulation (2021–present)
•Advisory group member for the Digital Dollar Project (2022–present)
•Advisor to the investment fund Paradigm Operations LP (2021–2023)
•Founder of DC Fintech Week, a public policy conference on finance and technology (2016–present)
•Co-founder of the Fintech Beat podcast and newsletter for CQ Roll Call (2019) and author of a number of publications
•Member of the Biden-Harris Presidential Transition Team (2020–2021)
•Senior Fellow for the Milken Institute’s Center for Financial Markets (2011–2017)

Fannie Mae 2024 Form 10-K	160

Directors, Executive Officers and Corporate Governance | Directors

Renée Lewis Glover

Age 75 Independent director since January 2016 Board committees: • Community Responsibility and Sustainability • Nominating and Corporate Governance (Chair)
Ms. Glover is a thought leader in urban strategy and a sponsor of community transformation. She is an experienced business leader and public servant known for influencing the national conversation about housing affordability and economic development.
Experience and Qualifications
•Founder and Managing Member of The Catalyst Group, LLC (2015–present), a national consulting firm focused on urban revitalization, real estate development and community building, urban policy, and business transformation
•Member of the Board of Directors of Tricon Residential Inc. (2021–May 2024); member of the Audit Committee and the Compensation, Nominating and Corporate Governance Committee
•Member of the Board of Trustees of Enterprise Community Partners, Inc. (2015–2022); member of the Executive
Committee; Chair of the Compensation and Human Resources Committee
•Member of the Board of Directors of Habitat for Humanity International (2006–2015); Chair of the Board of Directors
(2013–2015); member of the Audit, Finance, Operations and Executive Committees
•Member of the Board of Directors of the Federal Reserve Bank of Atlanta (2009–2014); member of the Audit and
Operational Risk Committee
•Commissioner of the Bipartisan Policy Center Housing Commission (2011–2014), which developed a set of bipartisan recommendations concerning federal housing policy and housing finance
•President and CEO of the Atlanta Housing Authority and its affiliates (1994–2013)
•Corporate finance attorney in New York (1975–1986) and Atlanta (1986–1994)
•Member of the Board of Trustees of Starwood Waypoint Homes (2017); member of the Nominating and Corporate
Governance Committee and the Audit Committee
•Member of the Azimuth GRC Advisory Board (2020–present)
•Member of the Advisory Board for the J. Ronald Terwilliger Center for Housing Policy (2015–present)
•Member of the Advisory Board of the Penn Institute for Urban Research (until 2023)

Fannie Mae 2024 Form 10-K	161

Directors, Executive Officers and Corporate Governance | Directors

Michael J. Heid

Age 67
Independent director since May 2016
Board Chair since May 2022
Board committees:
  • None
Mr. Heid serves as an alternate member of each Board committee for the purpose of establishing a meeting quorum if needed.

Mr. Heid has over 30 years of senior executive experience in highly complex financial services organizations operating in a heavily regulated environment.
Experience and Qualifications
•Executive Vice President (Home Lending) of Wells Fargo & Company (1997–2016)
•Various positions at Wells Fargo Home Mortgage, the mortgage banking division of Wells Fargo, and predecessor companies (1998–2016), including President (2011–2015), Co-President (2004–2011), and Chief Financial Officer
(“CFO”) and Head of Loan Servicing
•Member of the Board of Directors of GreenSky, Inc. (2024–current); member of the Audit and Credit Risk and Asset
Liability Committees; Chair of the Compliance Committee
•Member of the Advisory Board for Home Partners of America (2016–2023)
•Member of the Board of Directors of Roosevelt Management Company LLC (2016–2023); Chair of the Risk
Committee; member of the Strategy Committee

Simon Johnson

Age 62 Independent director since February 2021 Board committees: • Audit (Vice Chair) • Risk Policy & Capital
Dr. Johnson is a global economist who brings expertise in entrepreneurship, finance, and policy-related matters. His experience includes advising private nonpartisan organizations and serving as a tenured university professor. In 2024, he won the Nobel Prize in Economics.
Experience and Qualifications
•Professor at the Massachusetts Institute of Technology (“MIT”) Sloan School of Management (1997–present),
Ronald A. Kurtz Professor of Entrepreneurship and Head of the Global Economics and Management Group at the
MIT Sloan School of Management (2004–present)
•Research Associate for the National Bureau of Economic Research, a private nonpartisan organization that facilitates cutting-edge investigation and analysis of major economic issues (2009–present)
•Member of the Center for a New Economy’s Growth Commission on Puerto Rico (2017–2019)
•Member of the Financial Research Advisory Committee of the U.S. Department of the Treasury’s Office of Financial
Research (2014–2016); Chair of the Global Vulnerabilities Working Group
•Member of the Federal Deposit Insurance Corporation’s Systemic Resolution Advisory Committee (2011–2016)
•Member of the Congressional Budget Office’s Panel of Economic Advisers (2009–2015)
•Senior follow at the Peterson Institute for International Economics (2008–2019)
•Chief Economist at the International Monetary Fund (2007–2008)
•Co-chair of the CFA Institute Systemic Risk Council, a public interest group that monitors progress on the implementation of financial reforms (2022–present)
•Advisory Board member for the Institute for New Economic Thinking (2010–present)

Fannie Mae 2024 Form 10-K	162

Directors, Executive Officers and Corporate Governance | Directors

Karin J. Kimbrough

Age 56 Independent director since March 2019 Board committees: • Community Responsibility and Sustainability (Chair) • Compensation and Human Capital (Vice Chair)
Ms. Kimbrough is an economist with over 20 years of experience in business, banking, and finance. She provides extensive private and public sector experience focused on consumer trends and financial and capital markets, as well as expertise in financial stability risk assessments.
Experience and Qualifications
•Chief Economist for LinkedIn Corporation (2020–present)
•Assistant Treasurer for Google (2017–2019)
•Managing Director and Head of Macroeconomic Policy at Bank of America Merrill Lynch (2014–2017)
•Various positions at the Federal Reserve Bank of New York, including Vice President and a director for the Financial
Stability Monitoring Function in the Markets Group (2010–2014) and Manager for Analytical Development (2005–
2010)
•Economist and strategist at Morgan Stanley (2000–2005)
•Member of the Board of Directors of Bread Financial Holdings, Inc. (2021–2023); member of the Compensation and
Risk Committees
•Member of the Board of Directors of the Federal Reserve Bank of San Francisco (2024–present); member of the
Audit & Risk Management Committee
•Member of the Board of Directors of the National Bureau of Economic Research (2023–present)
•Member of the academic advisory council of the Federal Reserve Bank of Chicago (2023–present)

Diane N. Lye

Age 63 Independent director since May 2024 Board committees: • Audit • Risk Policy and Capital
Dr. Lye has over 30 years of experience in data science and technology. She brings experience from a variety of technology-centered leadership roles where she has transformed data and analytics technology environments through big data and machine learning technology.
Experience and Qualifications
•Chief Information Officer at Rivian Automotive, Inc., an electric vehicle manufacturer (2022–2023)
•Various positions at Capital One, N.A., including Executive Vice President and Chief Information Officer for Card
Technology (2019–2022) and Senior Vice President of Enterprise Data, Machine Learning, Risk and Finance
Technology (2016–2019)
•Variety of technology-centered leadership roles at Amazon, Citigroup, and Bank of America (2001–2016)

Fannie Mae 2024 Form 10-K	163

Directors, Executive Officers and Corporate Governance | Directors

Diane C. Nordin

Age 66
Independent director since November 2013; Board Vice Chair since April 2019
Board committees:
  • Audit
  • Compensation and Human Capital (Chair)
Ms. Nordin also serves as an alternate member of each other Board committee for the purpose of establishing a meeting quorum if needed.

Ms. Nordin brings extensive experience in accounting and finance, talent management, and executive compensation.
She has over 30 years of experience as a chartered financial analyst, as well as in executive roles in asset management and financial service companies.
Experience and Qualifications
•Various positions of increasing authority at private asset management company Wellington Management Company,
LLP after joining in 1991, including Partner (1995–2011), head of Fixed Income, Vice Chair of the Compensation
Committee, and Audit Chair of the Wellington Management Trust Company
•Fidelity Investments and Putnam Investments (1980–1991)
•Member of the Board of Directors of Principal Financial Group, Inc. (2017–present); Chair of the Audit Committee;
member of the Finance Committee
•Member of the Board of Directors of Antares Midco, Inc. (2016–present); Chair of the Compensation Committee
•Trustee of the Financial Accounting Foundation (2022–present)
•Chair of the Board of Governors of the CFA Institute (2019–2020); Chair of the Governance Committee
•Advanced Leadership Initiative Fellow at Harvard University (2011–2012)
•Chartered Financial Analyst

Chetlur “Chet” S. Ragavan

Age 70 Independent director since June 2023 Board committees: • Nominating and Corporate Governance • Risk Policy and Capital (Vice Chair)
Mr. Ragavan brings over 30 years of experience in risk management at financial services institutions with expertise including significant risk oversight, financial services acumen, and broad strategic execution.
Experience and Qualifications
•Founder and Principal of Risk Response LLC (2019), which provides risk advisory and consulting services to global financial institutions
•Executive Vice President and Chief Risk Officer (“CRO”) of Voya Financial, Inc. (formerly known as ING U.S., Inc.)
(2014–2019)
•Managing Director and CRO for Voya Investment Management (2008–2014)
•Managing Director and Co-Head of the Portfolio Analytics Group for BlackRock (2006–2008)
•Various positions of increasing authority at Merrill Lynch beginning in 1980, which include Managing Director and
Global Head of Fixed-Income Research of Merrill Lynch Investment Managers (2000–2006) and Managing Director
and Head of Risk Management of Merrill Lynch Asset Management (1992–2000)
•Member of the Board of Directors of CNO Financial Group, Inc. (2021–present); Chair of the Audit and Enterprise
Risk Committee; member of the Investment Committee
•Member of the Board of the Council for Economic Education (2016–present)
•Chartered Financial Analyst

Fannie Mae 2024 Form 10-K	164

Directors, Executive Officers and Corporate Governance | Directors

Manuel “Manolo” Sánchez Rodríguez

Age 59 Independent director since September 2018 Board committees: • Compensation and Human Capital • Nominating and Corporate Governance
Mr. Sánchez has extensive experience in the banking industry, including real estate, community, corporate, and investment banking. He brings global insight, as well as his in-depth knowledge of banking and finance.
Experience and Qualifications
•President and CEO of Compass Bank, Inc. (“Compass Bank”), a U.S. subsidiary of Banco Bilbao Vizcaya
Argentaria, S.A. (“BBVA”) (2008–2017); Member of BBVA’s worldwide Executive Committee; Country Manager for
U.S. operations (2010–2017); Chairman of the Board of Directors of Compass Bank and its holding company, BBVA
Compass Bancshares, Inc. (2010–2017)
•Adjunct Professor at Rice University’s Jones Graduate School of Business (2018–present), where he teaches disruption in financial services with a focus on crypto currencies and blockchain
•Member of the Board of Directors of Stewart Information Services Corporation (2019–present); member of the Audit
Committee and the Nominating and Corporate Governance Committee
•Member of the Board of Directors of Affirm Holdings, Inc. (2023–present); member of the Audit Committee and the
Nominating and Corporate Governance Committee
•Member of the Board of Directors of Elevate Credit, Inc. (2021–2023)
•Member of the Board of Directors of BanCoppel S.A. Institución de Banca Múltiple in Mexico City (2019–2021)
•Member of the Board of Directors of On Deck Capital, Inc. (2018–2020); member of the Audit Committee and the
Compensation Committee
•Founder of Adelante Ventures LLC (2018)

Michael A. Seelig

Age 62 Independent director since March 2023 Board committees: • Audit (Chair) • Compensation and Human Capital
Mr. Seelig recently retired as a senior executive and partner at a global accounting firm. He has over 35 years of diverse experience serving clients in the financial services industry, with duties including risk navigation, regulatory matters, and financial reporting.
Experience and Qualifications
•Partner at PricewaterhouseCoopers LLP (1997–2022); served in a variety of leadership roles within
PricewaterhouseCoopers, where he was responsible for driving various aspects of the firm’s strategy and operations in several national, market and sector-based capacities
•Member of the Audit Committee of the University of Florida Foundation Board (2023–present); Vice Chair
•Licensed certified public accountant

Fannie Mae 2024 Form 10-K	165

Directors, Executive Officers and Corporate Governance | Directors

Scott D. Stowell

Age 67 Independent director since November 2024 Board committees: • Community Responsibility and Sustainability • Nominating and Corporate Governance
Mr. Stowell has nearly 40 years of experience in the U.S. homebuilding industry, including single-family homes, mixed-
use communities, and projects meeting local governments’ affordability requirements.
Experience and Qualifications
•Founder, CEO, and President of Capital Thirteen LLC, an advisory, real estate, and angel investing company
(2019–present)
•Executive chairman of CalAtlantic Group, Inc., a publicly-traded company that specialized in homebuilding (2015–
2018); after CalAtlantic Group’s merger with Lennar Corporation, retired as executive chairman and served on the board of directors of Lennar Corporation (2018–2021)
•Various positions at Standard Pacific Homes (CalAtlantic Group’s predecessor) beginning in 1986, including as
CEO (2012–2015), President (2011–2015), and Chief Operating Officer (“COO”) (2007–2011)
•HomeAid America Inc., a non-profit organization whose mission is to help people experiencing or at risk of homelessness build new lives through construction, community engagement, and education: member of the Board of Directors (2013–current), former Executive Committee member (2013–2023), past Chair (2017–2018)
•Member of the Board of Directors at Toll Brothers, Inc., a home-building company (2021–present); lead independent director and member of the Nominating and Corporate Governance Committee
•Board member of Pacific Mutual Holding Company (2013–present); member of the Governance and Nominating
Committee and Chair of the Talent Development and Compensation Committee

Fannie Mae 2024 Form 10-K	166

Directors, Executive Officers and Corporate Governance | Corporate Governance
Corporate Governance

Conservatorship and Board Authorities
Overview
In September 2008, the FHFA Director appointed FHFA as our conservator in accordance with the GSE Act. As conservator, FHFA succeeded to all rights, titles, powers and privileges of Fannie Mae, and of any stockholder, officer or director of Fannie Mae with respect to Fannie Mae and its assets. As a result, our Board of Directors no longer had the power or duty to manage, direct or oversee our business and affairs.
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
FHFA Instructions
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
FHFA’s instructions also require us to obtain the conservator’s decision before taking action in the areas identified below. FHFA’s instructions specify that our Board (or in some cases a Board committee) must review and approve the matters listed below before we request FHFA decision:
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
For the following matters, FHFA’s instructions require us to obtain the conservator’s decision, and the Board is expected to determine the appropriate level of its engagement:
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

Fannie Mae 2024 Form 10-K	167

Directors, Executive Officers and Corporate Governance | Corporate Governance
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
There is a non-executive Chair of the Board and Vice Chair of the Board, and our President and CEO is the only corporate officer serving as a director. Our Corporate Governance Guidelines, in accordance with FHFA corporate governance regulations, require a majority of Fannie Mae’s directors to be independent. The Board currently has thirteen members, all of whom are independent except for our President and CEO. See “Certain Relationships and
Related Transactions, and Director Independence—Director Independence” for more information about our independence requirements and our directors’ independence.
Under the Charter Act, each director is elected for a term ending on the date of our next annual stockholders’ meeting.
Fannie Mae’s bylaws provide that each director holds office for the term for which they were elected or appointed, and will hold office until their successor is chosen and qualified, or until the Board member’s earlier resignation, retirement, removal, or death. Following our entry into conservatorship in 2008, the conservator appointed an initial group of directors to our Board, provided the Board with the authority to appoint directors to subsequent vacancies subject to conservator review, and defined the term of service of directors during conservatorship. The conservator’s 2008 order provides that each director serves on the Board until the earlier of (1) resignation or removal by the conservator or
(2) the election of a successor director at an annual meeting of stockholders. FHFA as our conservator has all powers of our stockholders and suspended stockholder meetings after we entered into conservatorship. As a result, we have not held stockholders’ meetings since that time. Subsequent vacancies have been, and may continue to be, filled by the
Board, subject to review by the conservator.
We implemented an annual election schedule for Board members in 2024. In December 2024, FHFA, exercising the voting power of holders of our common stock, elected each of our current Board members. Each Board member will serve for a term that ends on the date of our next annual stockholders’ meeting, or when the conservator next elects our
Board members by written consent. This schedule replaces a three-year term limit established in 2021 for some of our
Board members. Ms. Almodovar’s service on the Board ceases at the termination of her employment as CEO unless otherwise requested by the Board.
Absent a waiver from FHFA, FHFA corporate governance regulations limit service on our Board to ten years or age 72, whichever comes first. FHFA has approved waivers of the Board age limit to allow Ms. Glover to serve on the Board until November 2025 and Mr. Ragavan until May 2029. FHFA has also approved waivers of the ten-year Board term limit to allow Ms. Alving to serve through October 2026, Ms. Nordin through November 2026, and Mr. Heid until May 2029.
In determining whether to recommend a director for reelection, the Nominating and Corporate Governance Committee
will consider, among other factors, (1) the director’s independence, (2) the director’s willingness to continue to serve on the Board and devote the necessary time, including their attendance at Board and Board committee meetings and whether their service on outside boards and other activities permits them sufficient time to continue to serve on the
Board, (3) the contributions they have made to Board and Committee discussions and decision-making, (4) their continued involvement in business and professional activities relevant to Fannie Mae, (5) the skills and experience that should be represented on the Board, and (6) the diversity in ideas and perspectives represented on the Board.
Under the Charter Act, our Board shall at all times have as members at least one person from each of the homebuilding, mortgage lending and real estate industries, and at least one person from an organization that has represented

Fannie Mae 2024 Form 10-K	168

Directors, Executive Officers and Corporate Governance | Corporate Governance
consumer or community interests for not less than two years or one person who has demonstrated a career commitment to the provision of housing for low-income households. In addition, under our Corporate Governance
Guidelines, the Board as a group must be knowledgeable in business, finance, capital markets, accounting, risk management, public policy, mortgage lending, real estate, low-income housing, homebuilding, regulation of financial institutions, technology, and any other areas as may be relevant to the safe and sound operation of Fannie Mae. In addition to expertise in the areas noted above, our Corporate Governance Guidelines specify that the Nominating and
Corporate Governance Committee also seeks prospective Board candidates who possess the highest personal values, judgment and integrity, and who understand the regulatory and policy environment in which Fannie Mae does business.
The Nominating and Corporate Governance Committee also considers whether a prospective Board candidate has the ability to attend meetings and fully participate in the activities of the Board.
The Nominating and Corporate Governance Committee also considers diversity when evaluating the composition of the
Board. Under our Corporate Governance Guidelines, the Nominating and Corporate Governance Committee is
committed to considering minorities, women and individuals with disabilities in identifying prospective Board candidates, and the Committee also seeks Board members who represent diversity in ideas and perspectives. These provisions of our Corporate Governance Guidelines implement FHFA regulations that require us to implement and maintain policies and procedures that, among other things, encourage the consideration of diversity in nominating or soliciting nominees for positions on our Board.
The Nominating and Corporate Governance Committee evaluates the qualifications and performance of current directors on an annual basis, taking into consideration factors related to a Board member’s contribution to the effective functioning of the Board. Ms. Almodovar serves as a member of our Board of Directors in connection with her role as our CEO. In its assessment of our independent directors and its evaluation of potential candidates for director, the
Nominating and Corporate Governance Committee also considers each individual’s particular experience, qualifications, attributes and skills in areas identified in our Corporate Governance Guidelines and listed in the table below. In concluding our independent directors should serve as directors, the Nominating and Corporate Governance Committee took into account their expertise in these areas, which our directors gained from their experience described in
“Directors.”

Fannie Mae 2024 Form 10-K	169

Directors, Executive Officers and Corporate Governance | Corporate Governance

Director Experience, Qualifications, Attributes and Skills

Almodovar	Alving	Brummer	Glover	Heid	Johnson	Kimbrough	Lye	Nordin	Ragavan	Sánchez	Seelig	Stowell
Business	•	•	•	•	•	•	•	•	•	•	•	•	•
Finance	•	•	•	•	•	•	•		•	•	•	•	•
Capital Markets	•		•		•	•	•		•	•	•	•	•
Accounting	•			•	•	•	•		•	•	•	•	
Risk Management	•	•	•	•	•	•	•	•	•	•	•	•	•
Public Policy	•	•	•	•	•	•	•					•	
Mortgage Lending	•		•		•				•		•	•	•
Real Estate	•			•	•							•	•
Low-Income Housing	•			•		•							•
Home Building				•									•
Regulation of Financial Institutions	•		•	•	•	•	•	•	•	•	•	•	•
Technology		•	•			•	•	•		•	•

Board Leadership Structure
FHFA corporate governance regulations and our Corporate Governance Guidelines require separate Chair of the Board and CEO positions and require that the Chair of the Board be an independent director. A non-executive Chair structure enables non-management directors to raise issues and concerns for Board consideration without immediately involving management and is consistent with the Board’s emphasis on independent oversight of management, including independent risk oversight.
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
•Fannie Mae’s bylaws and the applicable charters of Fannie Mae’s Board committees; and
•such other duties or authorities as the conservator may provide.
Such duties or authorities may be modified by the conservator at any time.

Fannie Mae 2024 Form 10-K	170

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
•receive and review regular reports from our CRO; and
•periodically review the capabilities for, and adequacy of resources allocated to, enterprise-wide risk management.
Our Risk Policy and Capital Committee Charter also sets forth the Risk Policy and Capital Committee’s duties and responsibilities in overseeing risk management for all of our major categories of risk and any other emerging risks. For more information on the role of our Board and management in risk oversight, see “MD&A—Risk Management—
Overview—Risk Management Governance” and “Cybersecurity—Cybersecurity Governance—Board Oversight.”
Human Capital Management Oversight
The Compensation and Human Capital Committee of the Board has oversight of Fannie Mae’s human capital management. As part of its oversight role, the Committee reviews our primary compensation programs and benefits, succession planning for executives, as well as corporate culture and employee engagement.
Audit Committee Membership
Our Board of Directors has a standing Audit Committee consisting of Mr. Seelig, who is the Chair, Dr. Johnson, who is
the Vice Chair, Dr. Lye, and Ms. Nordin. Mr. Heid also serves as an alternate member of the Audit Committee for the purpose of establishing a meeting quorum if needed. All of the Audit Committee members are financially literate and independent under the requirements of independence set forth in FHFA corporate governance regulations (which requires the standard of independence adopted by the NYSE), Fannie Mae’s Corporate Governance Guidelines, and

Fannie Mae 2024 Form 10-K	171

Directors, Executive Officers and Corporate Governance | Corporate Governance
other SEC rules and regulations applicable to audit committees. The Board has determined that Mr. Seelig, Dr.
Johnson, Ms. Nordin, and Mr. Heid each have the requisite experience, as discussed in “Directors,” to qualify as an
“audit committee financial expert” under the rules and regulations of the SEC and has designated each of them as such.
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
Director Nominations; Stockholder Proposals
Under the GSE Act, FHFA, as conservator, has all rights, titles, powers and privileges of the stockholders and Board of
Directors of Fannie Mae. As a result, Fannie Mae’s common stockholders no longer have the ability to recommend director nominees or elect the directors of Fannie Mae or bring business before any meeting of stockholders pursuant to the procedures in our bylaws. We currently do not plan to hold an annual meeting of stockholders in 2025.
Codes of Conduct
We have a Code of Conduct that is applicable to all officers and employees (our “Employee Code of Conduct”) and a
Code of Conduct for the Board of Directors (our “Director Code of Conduct”). Our Employee Code of Conduct also serves as the code of ethics for our CEO and senior financial officers required by the Sarbanes-Oxley Act of 2002 and implementing regulations of the SEC. We have posted these codes on our website, at www.fanniemae.com, in “About
Us—Corporate Governance—Code of Conduct,” which is also where we intend to provide any required disclosure about waivers of or amendments to these codes.
Insider Trading Policy, including Prohibitions against Hedging and Pledging
We have policies and procedures that govern the purchase, sale, and other disposition of Fannie Mae securities by our directors, officers, or employees. These policies and procedures also provide that we take steps to manage the flow of information to employees authorized to engage in certain trades on behalf of Fannie Mae. We believe these policies and procedures are reasonably designed to promote compliance with insider trading laws, rules, regulations and applicable listing standards. A copy of our Insider Trading Policy is filed with this report as Exhibit 19.
Among other provisions, our Insider Trading Policy prohibits all Fannie Mae employees, officers and directors from:
•buying or selling Fannie Mae securities while in possession of material, nonpublic information or outside of applicable trading windows;
•engaging in short-term or speculative transactions relating to Fannie Mae securities:
◦options, puts, calls or other derivative securities;
◦short sales;
◦hedging transactions such as prepaid variable forwards, equity swaps, collars and exchange funds, and other derivatives; and
•holding Fannie Mae securities in an account with a margin loan balance or otherwise pledging Fannie Mae securities as collateral for a loan.

Fannie Mae 2024 Form 10-K	172

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
As described in “Corporate Governance—Audit Committee Membership,” the Board has determined that all members of
Fannie Mae’s Audit Committee are financially literate and all are independent under the independence requirements set forth in FHFA corporate governance regulations (which require compliance with the independence standards adopted by the NYSE) and that Mr. Seelig, Dr. Johnson, Ms. Nordin, and Mr. Heid are “audit committee financial experts” under the rules and regulations of the SEC.
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
For the year ended December 31, 2024, the Audit Committee, among other things:
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
•reviewed and discussed the plan and scope of the 2024 audit work for the independent auditor;
•reviewed and discussed with management the company’s 2023 Corporate Responsibility & Impact Report;
•reviewed, discussed and approved the 2024 internal audit plan and budget, and reviewed and discussed summaries of the significant reports by the internal audit function;
•reviewed the performance and compensation of the Chief Audit Executive and Chief Compliance Officer;
•reviewed the engagement, independence and quality control procedures of the independent auditor, as described in further detail below;

Fannie Mae 2024 Form 10-K	173

Directors, Executive Officers and Corporate Governance | Report of the Audit Committee of the Board of Directors
•met with and/or received reports from senior representatives of the following divisions or departments of the company: Finance, Legal, Compliance and Ethics, and Internal Audit; and
•met regularly in executive sessions with each of Deloitte, the internal audit function and company management, including the CFO, the Chief Compliance Officer and the Chief Audit Executive, which provided an additional opportunity for Deloitte and the others noted to provide candid feedback to the Committee.
The Audit Committee also reviewed and discussed with management, the Chief Audit Executive and Deloitte:
•the audited consolidated financial statements for 2024;
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
Deloitte has served as the company’s independent auditor since 2005. The Audit Committee selects Deloitte’s lead audit partner who, along with the engagement quality review partner, rotates every five years. Pursuant to this schedule, in
2022 the Audit Committee selected a new lead audit partner, who began in the role with the fiscal year 2023 audit. The
Audit Committee evaluates the independent auditor’s qualifications, performance and independence on at least an annual basis. The factors the Audit Committee considered in evaluating and approving Deloitte’s appointment as the company’s independent auditor included:
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
Based on the reviews, reports, meetings and discussions referred to above, and subject to the limitations on the Audit
Committee’s role and responsibilities described above and in the Audit Committee Charter, the Audit Committee
recommended to the Board of Directors that the company’s audited consolidated financial statements for 2024 be included in this Annual Report on Form 10-K for filing with the SEC. In addition, the Audit Committee approved the appointment of Fannie Mae’s independent auditor, Deloitte & Touche LLP, for 2025. FHFA, as the company’s conservator, approved Deloitte’s appointment as Fannie Mae’s independent auditor for 2025.
Audit Committee:
Michael A. Seelig, Chair
Simon Johnson, Vice Chair
Diane N. Lye
Diane C. Nordin

Fannie Mae 2024 Form 10-K	174

Directors, Executive Officers and Corporate Governance | Executive Officers
Executive Officers

Under our bylaws, each executive officer holds office until their successor is chosen and qualified or until they die, resign, retire or are removed from office, whichever occurs first.
Ms. Almodovar, our President and CEO, has served as a member of our Board of Directors since December 2022.
Information about her business experience and other matters is provided in “Directors.” As of February 14, 2025, we have seven other executive officers:

Peter Akwaboah

Age 55	Executive Vice President—COO Joined Fannie Mae in 2024
Mr. Akwaboah has served as Executive Vice President—COO since May 2024. In this capacity, he oversees a portfolio of enterprise shared services, including the Chief Information Office, Enterprise Security and Resilience, Operations,
and Workplace functions. These functions are core to fostering operational excellence, advancing innovation, and ensuring alignment with our long-term strategic objectives. Mr. Akwaboah has nearly 30 years of leadership experience in financial services, transforming operations and technology on a global scale. Before joining Fannie Mae, he served as
Managing Director at Morgan Stanley from 2015 to May 2024, where he ultimately served as COO of Technology and
Head of Innovation and helped shape the firm’s technology strategy. Additionally, from 2017 to 2020, he led Morgan
Stanley’s Global Shared Services and Banking Operations. Mr. Akwaboah also contributed to industry advancements as a member of the Federal Reserve Bank’s Payments Risk Committee and as a director on the Board of the Morgan
Stanley Foundation. Prior to his tenure at Morgan Stanley, Mr. Akwaboah spent more than a decade at the Royal Bank of Scotland, where he served as Asia Pacific COO. Earlier in his career, he held leadership roles in operations, technology, and strategic consulting at Deutsche Bank, KPMG and IBM, where he led cross-functional initiatives and enterprise-level transformation. Mr. Akwaboah serves on the Boards of the Foundation of Orthopedics and Complex
Spine and the Museum of American Finance.

Malloy Evans

Age 51	Executive Vice President—Single-Family Joined Fannie Mae in 2004
Mr. Evans has served as Executive Vice President—Single-Family since May 2021. He is responsible for our single-
family business functions, including leading the teams responsible for maintaining our single-family mortgage acquisition and servicing standards, providing liquidity to the single-family mortgage market, and facilitating access to homeownership across America. Mr. Evans has served in various leadership roles at Fannie Mae, most recently as
Senior Vice President and Chief Credit Officer for Single-Family from 2019 to 2021, where he was responsible for first-
line credit risk management from mortgage acquisition through disposition. He started his Fannie Mae career in 2004 as an attorney in our legal department, where he advised the business on our multi-class securitization program and later supported the company’s administration of the Treasury Department’s Making Home Affordable program.

Fannie Mae 2024 Form 10-K	175

Directors, Executive Officers and Corporate Governance | Executive Officers

Michele M. Evans

Age 61	Executive Vice President—Multifamily Joined Fannie Mae in 1992
Ms. Evans has served as Executive Vice President—Multifamily since August 2020. In this role, she has been responsible for our multifamily business functions, including leading the teams responsible for maintaining our multifamily mortgage acquisition and servicing standards, providing liquidity to the multifamily mortgage market, and facilitating access to quality affordable rental housing across America. Ms. Evans has notified us that she plans to retire from Fannie Mae in March 2025. Ms. Evans has served in various roles at Fannie Mae, most recently as Senior Vice
President and COO for Multifamily, from 2009 to 2020, where she was responsible for driving the digital transformation of our Multifamily business; managing loan products; innovating with data; operational risk; and leading Multifamily’s strategy. After joining Fannie Mae in 1992 as an analyst, Ms. Evans managed DUS and non-DUS lender relationships, including affordable transactions and credit responsibilities, and held other leadership roles across the Multifamily business.

Chryssa C. Halley

Age 58	Executive Vice President and CFO Joined Fannie Mae in 2006
Ms. Halley has served as Executive Vice President and CFO since November 2021. In this role, she is responsible for our financial management as well as modeling, climate-related risk management, and corporate strategy. Previously,
Ms. Halley served as Fannie Mae’s Senior Vice President and Controller, from 2017 to 2021. Since joining Fannie Mae in 2006, she has held a variety of positions, including Senior Vice President and Deputy Controller; Vice President and
Assistant Controller for Capital Markets and Operations; Vice President for Tax, Debt and Derivatives, and Securities
Accounting; and Vice President for Corporate Tax.

Danielle M. McCoy

Age 48	Senior Vice President, General Counsel, and Corporate Secretary Joined Fannie Mae in 2006
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
responsible for fair lending compliance, legal analysis, and analytics activities. Prior to that role, Ms. McCoy served as
Deputy General Counsel for Corporate Governance, providing legal advice to senior management and the Fannie Mae
Board of Directors. Ms. McCoy joined Fannie Mae in 2006.

Fannie Mae 2024 Form 10-K	176

Directors, Executive Officers and Corporate Governance | Executive Officers

Anthony Moon

Age 60	Executive Vice President and CRO Joined Fannie Mae in 2022
Mr. Moon has served as Fannie Mae’s Executive Vice President and CRO since December 2022. In this role, he is responsible for our Corporate Risk & Compliance division, which oversees the company’s governance and strategy for global risk management, including establishing our overarching risk governance framework as well as risk appetite. Mr.
Moon has over 30 years of experience in financial services and over 25 years of experience in risk management. Mr.
Moon previously served as CRO for Wealth Management and the Morgan Stanley Private Bank at Morgan Stanley, from
2015 to December 2022. In that role, he was responsible for risk management oversight for market, credit, operational, liquidity, model, and strategic risks. He previously held risk leadership positions at GE Capital, Bank of Tokyo-Mitsubishi, and Bankers Trust. Mr. Moon also serves as a Board Member for the Cortland College Foundation.

Stergios “Terry” Theologides

Age 58	Executive Vice President and Chief Administrative Officer Joined Fannie Mae in 2019
Mr. Theologides has served as Executive Vice President and Chief Administrative Officer since January 2024. In this role, he is responsible for leading our Legal, Communications, Government and Industry Relations, Marketing,
Economic and Strategic Research, and Mission & Impact groups. From 2019 to 2023, Mr. Theologides served as
Fannie Mae’s Executive Vice President, General Counsel and Corporate Secretary. Prior to joining Fannie Mae, from
2017 to 2019, Mr. Theologides was in private legal practice at Theologides Law, P.C. He served as Senior Vice
President, General Counsel and Secretary of CoreLogic, Inc. from 2010 to 2017, and served as Senior Vice President and General Counsel, Information Solutions Group, of The First American Corporation, CoreLogic’s predecessor, from
2009 to 2010. Mr. Theologides was Executive Vice President and General Counsel for Morgan Stanley’s U.S. residential mortgage businesses from 2007 to 2009. He was Executive Vice President, General Counsel and Secretary for New
Century Financial Corporation from 1998 to 2007. Mr. Theologides was in private legal practice at O’Melveny & Myers
LLP from 1992 to 1996.

Fannie Mae 2024 Form 10-K	177

Executive Compensation | Compensation Discussion and Analysis
Item 11.  Executive Compensation
Compensation Discussion and Analysis

Named Executives for 2024
This Compensation Discussion and Analysis focuses on our compensation decisions and arrangements for 2024 relating to the following executive officers, whom we refer to as our “named executives”:
•Priscilla AlmodovarPresident and CEO
•Chryssa C. HalleyExecutive Vice President and CFO
•Peter A. Akwaboah  Executive Vice President and COO
•Malloy Evans              Executive Vice President—Single-Family
•Anthony MoonExecutive Vice President and CRO
Executive Summary
Due to our conservatorship status and other legal requirements, FHFA, our conservator and regulator, has substantial oversight and approval rights over our executive compensation arrangements and determinations. While conserving taxpayer resources is an important objective of FHFA’s design of our executive compensation program, we and FHFA understand that this objective must be balanced with our need to attract and retain qualified and experienced executives. In addition to FHFA’s oversight, Congress has also enacted legislation that significantly impacts the compensation we pay our named executives, as we describe in “Restrictions on Executive Compensation.”
Compensation for our President and CEO is limited by statute while we are in conservatorship or receivership. Our 2024 compensation arrangements with our other named executives, which we refer to as the “2024 executive compensation program,” were developed by FHFA in consultation with Treasury. Named executives other than our President and CEO receive two principal elements of compensation: base salary, which is paid throughout the year, and deferred salary, which is paid after a deferral period. There are two components to deferred salary: (1) a fixed portion that is generally subject to reduction if an executive leaves the company within one year following the end of the performance year, unless they have met specified age and years of service requirements; and (2) an at-risk portion that is subject to reduction based on corporate and individual performance. Named executives do not receive bonuses or any form of equity compensation.
Under the leadership of our executives, including our named executives, in 2024 we provided $381 billion in liquidity to the market, earned $17.0 billion in net income, increased our net worth as of December 31, 2024 to $94.7 billion, and managed our $4.1 trillion guaranty book of business. Our 2024 goals included a set of corporate performance goals for
2024 set by FHFA as our conservator, which we refer to as the 2024 scorecard, and a set of goals established by our
Board of Directors, which we refer to as the 2024 Board of Directors’ goals. We discuss our performance against these goals in “Assessment of Corporate Performance against 2024 Scorecard” and “Assessment of Corporate Performance
against 2024 Board of Directors’ Goals.”
Overview of 2024 Executive Compensation Program
FHFA has advised us that the design of our executive compensation program is intended to fulfill and balance three primary objectives:
•Maintain Lower Pay Levels to Conserve Taxpayer Resources. Given our conservatorship status, our executive compensation program is designed generally to provide for lower pay levels relative to large financial services companies that are not in conservatorship.
•Attract and Retain Executive Talent. Our executive compensation program is intended to attract and retain executive talent with the specialized skills and knowledge necessary to effectively manage a large financial services company. Executives with these qualifications are needed for us to continue to fulfill our important role in providing liquidity to the mortgage market and supporting the housing market, as well as to prudently manage our guaranty book of business. We face competition for qualified executives from other companies.
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

Fannie Mae 2024 Form 10-K	178

Executive Compensation | Compensation Discussion and Analysis
FHFA’s objectives for our executive compensation program and the restrictions on our executive compensation described below limit our ability to make changes to the program and limit the amount and type of compensation we may pay our executives.
Restrictions on Executive Compensation
Our executive compensation program and policies are significantly affected by requirements that apply to us as a result of conservatorship and as a result of requirements in applicable legislation and in our senior preferred stock purchase agreement with Treasury.
Requirements Applicable During Conservatorship
While we are in conservatorship, we are subject to additional legal, regulatory and conservator requirements relating to our executive compensation, including the following:
•Equity in Government Compensation Act. The Equity in Government Compensation Act of 2015 limits the compensation and benefits for our CEO role to the same level in effect as of January 1, 2015 while we are in conservatorship or receivership. This law also provides that compensation and benefits for our CEO role may not be increased while we are in conservatorship or receivership. Accordingly, annual direct compensation for our CEO role is limited to base salary at an annual rate of $600,000.
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
•Key FHFA compensation directives. As our conservator, from time to time, FHFA issues or updates directives that relate to compensation of our executives and other employees. Currently applicable FHFA directives provide as follows:
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
◦As directed by FHFA, we implemented a new peer group and benchmarking approach for executive compensation beginning with 2024 compensation, and we are required to apply a 20% discount to the benchmarking data for the roles of CFO, COO and President.
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
employee during any period in which we are in conservatorship, receivership or other troubled condition, unless either a specific exemption applies or the Director of FHFA approves the payments. Specific exemptions include qualified pension or retirement plans, nondiscriminatory employee plans or programs that meet

Fannie Mae 2024 Form 10-K	179

Executive Compensation | Compensation Discussion and Analysis
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
President and CEO Compensation
Direct compensation for our President and CEO consists solely of a base salary at an annual rate of $600,000 and has been limited to this amount for our CEO role by statute since the enactment of the Equity in Government Compensation
Act of 2015. For purposes of this disclosure, “direct compensation” includes salary and other cash compensation, but excludes health and welfare, retirement, relocation, secure transportation, and other benefits. Ms. Almodovar, who serves as President and CEO, does not receive any additional compensation for serving as President. See
“Compensation Tables and Other Information—Summary Compensation Table” for information about our President and
CEO’s total 2024 compensation.
Total direct compensation for our President and CEO is significantly below the market median for 2023 CEO compensation at comparable businesses. See “Risk Factors—GSE and Conservatorship Risk” for a discussion of the risks associated with executive retention and succession planning.

Fannie Mae 2024 Form 10-K	180

Executive Compensation | Compensation Discussion and Analysis
Elements of 2024 Executive Compensation
Direct Compensation
The table below summarizes the principal elements, objectives and key features of our 2024 executive compensation program for our named executives other than our President and CEO, who receives no deferred salary. All elements of
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

Deferred Salary
Deferred salary is earned in
biweekly increments over
the course of the
performance year and is
subject to reduction in
certain circumstances.
There are two elements of
deferred salary:
• a fixed portion; and
• an at-risk portion.
Deferred salary is paid, with
interest, in quarterly
installments in the year after
it is earned for fixed
deferred salary and in the
second year for at-risk
deferred salary.
Fixed Deferred Salary
Retain named executives.
Earned but unpaid fixed deferred salary is generally
subject to reduction if a named executive leaves
Fannie Mae within one year following the end of the
performance year, unless they have met specified
age and years of service requirements or in the
case of death or long-term disability, as described
in “Compensation Tables and Other Information—
Potential Payments Upon Termination or Change-
in-Control.”
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
Equal to 30% of each named executive’s total
target direct compensation. Half of at-risk deferred
salary was subject to reduction based on corporate
performance against the 2024 scorecard. The
remaining half of at-risk deferred salary was subject
to reduction based on individual performance,
taking into account corporate performance against
the 2024 Board of Directors’ goals.
There is no potential for at-risk deferred salary to
be paid out at greater than 100% of target.

Fannie Mae 2024 Form 10-K	181

Executive Compensation | Compensation Discussion and Analysis
Employee Benefits
Our employee benefits serve as an important tool in attracting and retaining senior executives. We describe the employee benefits available in 2024 to our named executives, including our President and CEO, in the table below. We
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
Health, Welfare and Other Benefits
In general, the named executives are eligible for the
same benefits available to our employee population
as a whole, including our medical insurance plans
and life insurance program. The named executives
are also eligible to participate in our voluntary
supplemental long-term disability plan, which is
available to many of our employees.
Provide for the well-being of the named executives and their families.
Sign-on Awards and Relocation Benefits
In addition to the direct compensation and employee benefits described above, we sometimes offer sign-on awards and relocation benefits to attract new executives to Fannie Mae. Our sign-on awards are designed to compensate new executives for compensation forfeited upon leaving their prior employer. We offer relocation benefits to attract new executives who do not already live in the Washington, DC area.
Mr. Akwaboah, who joined Fannie Mae in May 2024, received a sign-on award payable in two installments. The amount of his sign-on award was initially set at $1,750,000 but was subsequently increased to $2,427,000 to more accurately reflect the amount of incentive compensation Mr. Akwaboah forfeited to join Fannie Mae. Mr. Akwaboah received a first installment pursuant to this award, in the amount of $1,250,000, in May 2024. He is scheduled to receive a second and final installment of $1,177,000 in May 2025, subject to his continued employment through such date. Mr. Moon received a sign-on award of $2,100,000 when he joined Fannie Mae in December 2022, payable in three installments. Mr. Moon received the first two installments of this award in 2023 and the final installment, in the amount of $525,000, in
December 2024. Each installment of these sign-on awards is subject to repayment if, within one year after its payment, the recipient resigns or his employment with Fannie Mae is terminated involuntarily due to his misconduct.
Mr. Akwaboah was also offered benefits upon joining Fannie Mae under our relocation plan, conditioned on his continued employment with us for a minimum of 18 months. He must reimburse us 100% of these benefits if his employment terminates (either voluntarily or involuntarily due to misconduct) within 12 months of his May 2024 start date, or 50% if his employment terminates from the 13th through the 18th month.
Secure Transportation Services
For her safety, we provide Ms. Almodovar with the services of a car and executive protection driver for local commuting and related travel pursuant to the recommendation of a third-party security study.
Severance Benefits
We have not entered into agreements with any of our named executives that entitle the executive to severance benefits.
See “Compensation Tables and Other Information—Potential Payments Upon Termination or Change-in-Control” for
information on earned but unpaid deferred salary (and related interest) that we may pay to a named executive in certain circumstances following termination of employment.
2024 Compensation Actions
The table below displays the 2024 direct compensation targets for each of our named executives compared to the actual amounts that will be paid to them based on the assessments and determinations made by FHFA, the

Fannie Mae 2024 Form 10-K	182

Executive Compensation | Compensation Discussion and Analysis
Compensation and Human Capital Committee, and the Board of Directors. This table is presented on a different basis from, and is not intended to replace, the Summary Compensation Table required under applicable SEC rules, which is included in “Compensation Tables and Other Information—Summary Compensation Table” and includes additional forms of compensation not included in the table below.

Summary of 2024 Compensation Actions
			2024 Corporate Performance-Based At-Risk Deferred Salary		2024 Individual Performance-Based At-Risk Deferred Salary		Total
Name and Principal Position	2024 Base Salary	2024 Fixed Deferred Salary	Target	Actual % of Target	Target	Actual % of Target	Target	Actual
Priscilla Almodovar	$600,000	$—	$—	—%	$—	—%	$600,000	$600,000
President and CEO
Chryssa Halley(1)	600,000	1,722,115	497,596	89	497,596	95	3,317,307	3,237,691
Executive Vice President and CFO
Peter Akwaboah(2)	369,231	1,246,154	346,154	89	346,154	95	2,307,693	2,252,308
Executive Vice President and COO
Malloy Evans(1)	600,000	1,648,077	481,731	89	481,731	95	3,211,539	3,134,462
Executive Vice President—Single Family
Anthony Moon(1)(2)	564,615	1,460,000	433,846	89	433,846	95	2,892,307	2,822,892
Executive Vice President and CRO
(1)Compensation amounts shown reflect compensation levels before and after increases during 2024 for Ms. Halley, Mr.
Evans and Mr. Moon, prorated as appropriate. The increases were approved by the Board of Directors and FHFA to better align Ms. Halley’s and Mr. Evans’s compensation with the market and to reflect role changes and new responsibilities for
Mr. Moon. Ms. Halley’s total annual direct compensation target increased to $3,750,000, consisting of base salary of
$600,000, fixed deferred salary of $2,025,000 and at-risk deferred salary of $1,125,000; Mr. Evans’ total annual direct compensation target increased to $3,500,000, consisting of base salary of $600,000, fixed deferred salary of $1,850,000 and at-risk deferred salary of $1,050,000. Mr. Moon’s total annual direct compensation target increased to $2,900,000, consisting of base salary of $570,000, fixed deferred salary of $1,460,000 and at-risk deferred salary of $870,000.
(2)This table excludes the sign-on award amounts Mr. Akwaboah and Mr. Moon received in 2024, which are discussed in
“Elements of 2024 Executive Compensation—Sign-on Awards and Relocation Benefits.”

Fannie Mae 2024 Form 10-K	183

Executive Compensation | Compensation Discussion and Analysis
Assessment of Corporate Performance against 2024 Scorecard
Overview
In January 2024, FHFA issued the 2024 scorecard, a set of corporate performance objectives and related targets for
2024. Half of 2024 at-risk deferred salary, or 15% of overall 2024 total target direct compensation, for each named executive other than Ms. Almodovar was subject to reduction based on FHFA’s assessment in its discretion of our performance against the 2024 scorecard and related objectives.
The elements of the 2024 scorecard are shown below under “FHFA Assessment.” FHFA developed these objectives and related targets with input from management. The 2024 scorecard established that our performance would be assessed based on the following criteria:
•Our products and programs foster liquid, competitive, efficient, and resilient housing finance markets that support affordable, sustainable, and equitable access to homeownership and rental housing.
•We conduct business in a safe and sound manner.
•We meet expectations under all FHFA requirements, including those pertaining to capital, liquidity, and credit risk transfer.
•We continue to manage operations while in conservatorship in a manner that preserves and conserves assets through the prudent stewardship of resources.
•We cooperate and collaborate with FHFA to meet the conservator’s priorities and guidance throughout the course of the year in alignment with FHFA’s FAIR values (Fairness, Accountability, Integrity, and Respect).
•We deliver work products that are high quality, thorough, creative, effective, and timely, and that consider effects on homeowners, multifamily property owners, renters, Fannie Mae and Freddie Mac, the industry, and other stakeholders.
•We ensure that diversity, equity, and inclusion remain top priorities in strategic planning, operations, and business development.
FHFA Assessment
We provided updates to and maintained a dialogue with FHFA throughout 2024 on our performance against the 2024 scorecard. In January 2025, FHFA reviewed and assessed our performance against the 2024 scorecard, with input from management. In its assessment of our performance, the factors FHFA considered included our performance against the qualitative assessment criteria identified above as well as the 2024 scorecard and related objectives. FHFA determined that we completed all our objectives, while noting concerns with our performance in meeting a few of them. FHFA determined that the portion of 2024 at-risk deferred salary for senior executives that is based on corporate performance would be paid at 89% of target.

Fannie Mae 2024 Form 10-K	184

Executive Compensation | Compensation Discussion and Analysis
The table below sets forth the 2024 scorecard. For purposes of the 2024 scorecard, “Enterprise” refers to each of
Fannie Mae and Freddie Mac.

FHFA 2024 Scorecard
Promote Equitable Access to Affordable and Sustainable Housing (50%)
Conduct business and undertake initiatives that support affordable, sustainable, and equitable access to homeownership and rental housing, and fulfill all statutory mandates.

Take significant actions to ensure that all borrowers and renters have equitable access to sustainable long-
term affordable housing opportunities, including efforts that further energy efficiency, resiliency, and cost savings in the mortgage process, considering the impact on all geographies, including rural areas as defined under Duty to Serve. Develop and implement strategies to support and advance the following:
•Sustainable and affordable homeownership
◦Explore the evolving single-family property insurance market, identifying opportunities to mitigate risk while furthering sustainable homeownership.
◦Continue efforts to expand energy efficiency and resiliency that improve long-term sustainable homeownership.
◦Explore opportunities to further sustainable homeownership through measures that support first-time and mission-oriented homebuyers, and positively influence affordability, including transaction costs, in a manner that maintains safety and soundness.
•Multifamily rental housing
◦Enhance resident-centered practices, such as tenant protections, at Enterprise-backed multifamily properties.
◦Strengthen multifamily asset management capabilities, including identifying and managing legal risk appropriately.
◦Explore and identify innovative ways to address multifamily market needs.
◦Manage new multifamily purchases to remain within the multifamily cap requirements, including an expanded focus on workforce/moderate-income housing.
•Equitable access to housing
◦Take meaningful actions to achieve the goals and objectives of the Equitable Housing Finance Plans.
◦Continue efforts to minimize single-family appraisal bias and improve valuation equity, including by supporting FHFA’s implementation of the Property and Valuation Equity (PAVE) action plan.
•Efficiency in the mortgage market
◦Continue modernization of single-family property valuation processes and practices, including traditional appraisals and valuation alternatives.
◦Leverage data, technology, and other innovations to promote efficiency and cost savings in mortgage processes.
◦Plan for implementation of the approved credit score models, informed by stakeholder outreach.
•Climate risks
◦Identify and pursue measures to enhance consumer awareness of climate risks in housing.
◦Continue research to monitor climate-related market developments; identify at-risk borrowers, properties, and communities; inform policy; and improve climate-resiliency and energy efficiency efforts.

Fannie Mae 2024 Form 10-K	185

Executive Compensation | Compensation Discussion and Analysis

Operate the Business in a Safe and Sound Manner (50%)
Operate with heightened focus on safety and soundness and with a prudent risk profile consistent with continued
support for housing finance markets throughout the economic cycle, while minimizing the risk of requiring a draw against the Treasury commitment.

Ensure that the Enterprise is resilient to operational, market, credit, counterparty, economic, legal/litigation, and climate risks.
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
•Explore opportunities to harmonize the Enterprises’ processes supporting the Single-Family Selling
Representations and Warranties Framework, including defect identification, remedies, and repurchase alternatives.

Transfer a meaningful amount of credit risk to private investors in a commercially reasonable and safe and sound manner, reducing risk to taxpayers.
Ensure CSS operates in a safe and sound manner in support of Enterprise securitization activities. (Measures with respect to this objective applied only to CSS, not Fannie Mae and Freddie Mac.)
Assessment of Corporate Performance against 2024 Board of Directors’ Goals
In January 2024, the Board of Directors established the 2024 Board of Directors’ goals, which are presented in the table below. Performance against these goals was a factor the Board of Directors used in determining the individual performance-based component of 2024 at-risk deferred salary.
The Compensation and Human Capital Committee and the full Board of Directors reviewed our performance in
December 2024. In connection with the review, the Committee considered a report management provided that assessed the company’s performance against the Board of Directors’ goals. Information in this assessment was reviewed for reasonableness by our Internal Audit group. The Compensation and Human Capital Committee discussed Fannie Mae’s
2024 performance with the full Board, including the Chairs of the Audit Committee and the Risk Policy and Capital
Committee. The Board of Directors and the Compensation and Human Capital Committee did not assign any relative weight to the Board of Directors’ goals and used their judgment in determining the overall level of company performance.
The Compensation and Human Capital Committee commended management on a number of accomplishments in
2024, including providing liquidity to the mortgage market, addressing climate-related risk, excelling against the workforce Board of Directors’ goal, advancing a number of technology-related objectives, increasing our net worth, reducing our capital shortfall, and implementing a new budgeting model. The Compensation and Human Capital
Committee also acknowledged concerns with the manner in which management initially responded to issues that arose during the year. Taking a holistic view of our 2024 performance, in December 2024 the Compensation and Human
Capital Committee recommended, and the Board of Directors determined, that management should be credited with
95% achievement of corporate performance against the Board of Directors’ goals.
In December 2024, the Compensation and Human Capital Committee provided FHFA with its assessment of corporate performance against the 2024 Board of Directors’ goals. In January 2025, the Chair of the Board of Directors reviewed an updated performance report provided by management with information available as of year-end and determined that there was no material change in the updated information requiring reconsideration of the Board’s determination.

Fannie Mae 2024 Form 10-K	186

Executive Compensation | Compensation Discussion and Analysis
The table below sets forth our 2024 Board of Directors’ goals and a summary of our achievement against these goals.

Board of Directors’ Goals
Goals		Performance
Goals Relating to Strategic Objectives
Improve Equitable & Sustainable Access to Housing	Take action to ensure that borrowers and renters have equitable access to long-term affordable housing opportunities.
The goal was assessed as achieved.
We believe Fannie Mae met or exceeded its multifamily
housing goals, its duty to serve targets, and the benchmark
levels for all but two of its single-family housing goals.
Those two single-family housing goals may also be met
based on the level of goals-eligible originations in the
primary mortgage market in 2024, which will not be
available until later this year. FHFA will make the final
determination on whether the company has met its 2024
housing goals and duty to serve targets.

Take targeted actions to address climate-related risks to Fannie Mae while also guiding efforts to support sustainable housing.
The goal was assessed as achieved.
Fannie Mae researched and worked on developing climate
risk measurements, further incorporated climate risks into
its risk management framework, continued climate risk
reporting, education, and awareness, and engaged with
industry stakeholders to address environmental resiliency.

Enhance our Financial & Risk Position
Manage our business, risk, and financial position to ensure safety and soundness and enable pursuit of our mission-first approach to business.
The goal was assessed as partially achieved.
Fannie Mae adhered to Board-approved risk limits and
managed administrative expenses within Board-approved
limits. The Compensation and Human Capital Committee
noted concerns with the manner in which management
initially responded to certain issues that arose in connection with other objectives.

Goals Relating to Other Objectives
Evolve our Technology
Support delivery of our
business objectives to
benefit borrowers and
renters and expand
adoption of our
modernized technology,
data, and cybersecurity
capabilities to increase our
operational agility, stability
and efficiency.

The goal was assessed as achieved.
Fannie Mae made progress in migrating on-premise
technology assets to the cloud and made technological
advancements that are expected to result in cost savings,
streamlined lender processes, and increased efficiency.

Strengthen our Workforce	Develop and maintain our workforce to ensure continuity of operations, support our strategy, and continue to enhance our culture.
The goal was assessed as achieved.
Fannie Mae successfully navigated several significant
senior leadership changes in 2024, spotlighting the
effectiveness of its succession planning. Fannie Mae also
maintained strong employee engagement and low attrition
rates.

Fannie Mae 2024 Form 10-K	187

Executive Compensation | Compensation Discussion and Analysis

Board of Directors’ Goals, continued
Goals		Performance
Promote Diversity & Inclusion	Promote diversity and the inclusion and utilization of minorities, women and individuals with disabilities in all aspects of our business.	The goal was assessed as achieved. Fannie Mae met its 2024 diversity and inclusion goals consistent with the principles of equal opportunity in employment and contracting.
Deliver our Regulatory Commitments	Ensure we are meeting commitments to FHFA.
The goal was assessed as achieved.
Fannie Mae completed the objectives in the 2024
scorecard and timely submitted requested documents and
remediation plans to FHFA for all FHFA-identified risk and
control matters within established timeframes or mutually
acceptable extensions.

Assessment of 2024 Individual Performance
For each named executive eligible to receive at-risk deferred salary, half of 2024 at-risk deferred salary was subject to reduction based on individual performance, taking into account corporate performance against the 2024 Board of
Directors’ goals, as determined by the Board of Directors with FHFA’s approval. Although Ms. Almodovar is not eligible to receive at-risk deferred salary, the Board of Directors also reviewed Ms. Almodovar’s performance.
The Board’s determinations regarding individual performance were based on the recommendation of the Compensation and Human Capital Committee. For Mr. Moon, our CRO, the Compensation and Human Capital Committee’s
recommendation was made in consultation with the Risk Policy and Capital Committee. These committees met in
December to assess the 2024 performance of our named executives. The committees also discussed the individual performance of our other named executives with Ms. Almodovar. Upon recommendation from the committees, the
Board of Directors determined performance and approved individual performance-based at-risk deferred salary for 2024 as shown above in “2024 Compensation Actions.” FHFA approved the performance-based at-risk deferred salary payments for the eligible named executives in January 2025.

Fannie Mae 2024 Form 10-K	188

Executive Compensation | Compensation Discussion and Analysis
In addition to the company’s performance against the 2024 Board of Directors’ goals, the Compensation and Human
Capital Committee reviewed the following individual contributions of our named executives.

Chryssa Halley Executive Vice President and CFO
•Developed and implemented a new budgeting model to improve prioritization of work and capacity by increasing transparency and visibility into how funds are allocated and used
•Made progress on major corporate initiatives relating to model remediation and forecast transformation
•Created and socialized a new return metric to support future decision-making on single-
family pricing
•Improved Board reporting on liquidity, capital and return information to enhance awareness and understanding
•Oversaw work supporting multiple system releases, preparation for climate reporting, and resolution planning, including development of a new machine learning tool
•Met business needs and developed talent at senior levels in the Finance division through several key leadership changes

Peter Akwaboah Executive Vice President and COO
•Conducted an assessment of the COO organization through benchmarking and stakeholder interviews to create comprehensive strategy across three core dimensions:
commercial orientation and innovation, risk and resilience, and effectiveness
•Supported new budgeting model
•Redefined the leadership structure of the COO organization to position our technology and operational capabilities for the future
•Made progress in migrating assets to cloud-based systems

Malloy Evans Executive Vice President—Single- Family
•Managed competing single-family business objectives through a volatile macroeconomic environment and challenging competitive dynamics
•Supported the development and approval of updates to DU that reflect our ongoing commitment to managing mortgage credit risk and being a reliable source of mortgage financing for the U.S. housing system
•Oversaw the transition to our cloud-based underwriting platform
•Oversaw continued innovation to support responsible access to credit for credit-invisible and underserved borrowers
•Supported development and execution of new structures for credit risk transfers that improved capital efficiency in both CAS and CIRT deals
•Worked closely with the Finance organization to begin using new budgeting model

Anthony Moon Executive Vice President and CRO
•Provided leadership in addressing FHFA concerns with multifamily risk management
•Executed reviews of Fannie Mae functions to enable increased focus on high priority areas
•Co-led efforts with the CFO to make progress on model remediation
•Launched a new single-family mortgage industry CRO roundtable, establishing foundational relationships and opportunities for sharing best practices and learning

Other Executive Compensation Considerations
Role of Compensation Consultants
The Compensation and Human Capital Committee’s independent compensation consultant is Frederic W. Cook & Co.,
Inc. (“FW Cook”). Management’s outside compensation consultant is McLagan, a business unit of Aon plc.

Fannie Mae 2024 Form 10-K	189

Executive Compensation | Compensation Discussion and Analysis
For 2024, consultants from FW Cook attended meetings and advised the Compensation and Human Capital Committee and the Board of Directors on various executive compensation matters, including:
•preparing analyses of compensation for our President and CEO, CFO, and COO positions in comparison to comparable positions at companies in our peer group approved by FHFA in 2023, based on information in proxy statements and other reports filed by those companies with the SEC;
•reviewing McLagan’s analysis of market compensation data for select senior management positions;
•reviewing various management proposals relating to compensation levels, and for new hires and promotions;
•reviewing our risk assessment of our 2024 compensation program;
•assisting the Compensation and Human Capital Committee in its evaluation of our performance against the
2024 Board of Directors’ goals;
•facilitating the Compensation and Human Capital Committee’s review of our President and CEO’s performance;
•informing the Compensation and Human Capital Committee of regulatory updates and market trends in compensation and benefits; and
•assisting with the preparation of executive compensation disclosure in our Annual Report on Form 10-K.
For 2024, consultants from McLagan attended meetings as needed and advised management and the Compensation and Human Capital Committee on various compensation and human resources matters, including:
•providing guidance and feedback on our 2024 executive compensation program;
•providing market compensation data for senior management positions leveraging the peer group approved by
FHFA in 2023;
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
Compensation Consultant Independence Assessment
Pursuant to SEC and NYSE rules, the Compensation and Human Capital Committee assessed the independence of
FW Cook and McLagan most recently in December 2024. Based on its assessments, the Compensation and Human
Capital Committee determined that FW Cook is independent from Fannie Mae management and has no conflicts of interest.
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
Peer Group and Role of Benchmark Data
Our Compensation and Human Capital Committee considers benchmark data to assess the comparability of our senior executives’ compensation. This data is one of a number of factors that informs the Committee’s compensation decisions.
Finding comparable companies for benchmarking executive compensation is challenging due to our unique business, structure and mission, and the large size of our book of business compared to other financial services companies. We believe the only directly comparable company to us is Freddie Mac. At FHFA’s request, we and Freddie Mac use the same peer group to provide consistency in the market data used for compensation decisions. In 2023, FHFA developed and approved a revised peer group and benchmarking approach for Fannie Mae and Freddie Mac. The Compensation and Human Capital Committee also approved the revised peer group and approach, which first applied to compensation in 2024.
Under the revised approach, we benchmark against compensation for roles involving similar duties and responsibilities at companies in a primary peer group. We use all the relevant data points that result from this benchmarking. If the primary peer group does not yield at least nine data points for a particular role, we include data for the companies in a

Fannie Mae 2024 Form 10-K	190

Executive Compensation | Compensation Discussion and Analysis
secondary peer group and, if needed, market data from other similar companies. For roles other than the CFO and
COO, FHFA may pre-approve the use of market data from companies in our secondary peer group on a case-by-case basis even when nine data points have been obtained from the primary peer group. For the roles of CFO and COO, we are required to apply a 20% discount to the benchmarking data.
Factors relevant to the selection of our peer group companies included their status as U.S. public companies, the industry in which they operate and the size of their assets and employee population relative to ours. Our new primary peer group consists of 20 companies in the regional banking, diversified banking, consumer finance, insurance, and asset management industries, as well as Freddie Mac:

•	Ally Financial Inc.	•	KeyCorp
•	American Express Company	•	MetLife, Inc.
•	American International Group, Inc.	•	Northern Trust Corporation
•	The Bank of New York Mellon Corporation	•	The PNC Financial Services Group, Inc.
•	Capital One Financial Corporation	•	Principal Financial Group, Inc.
•	Chubb Limited	•	Prudential Financial, Inc.
•	Citizens Financial Group, Inc.	•	State Street Corporation
•	Discover Financial Services	•	Synchrony Financial
•	Fifth Third Bancorp	•	Truist Financial Corporation
•	Freddie Mac	•	U.S. Bancorp
•	The Hartford Financial Services Group, Inc.
Our new secondary peer group consists of four large money center banks:

•	Bank of America Corporation	•	JPMorgan Chase & Co.
•	Citigroup Inc.	•	Wells Fargo & Company
In late 2023, the Compensation and Human Capital Committee reviewed and discussed compensation benchmarking data for our named executives other than Mr. Akwaboah, whose benchmarking was reviewed in early 2024 in connection with his appointment. The benchmarking was primarily based on 2022 performance year compensation at peer companies, although in most cases 2023 base salary information was included if available. The named executives’
total target direct compensation was compared with compensation for the comparable position at companies in our primary peer group, to the extent those companies had executives in comparable positions.
Compensation Recoupment Policies
Compensation Recoupment Policy
A portion of our executive officers’ compensation is subject to forfeiture or repayment upon the occurrence of specified events. We provide a summary of these repayment provisions, also known as “clawback” provisions, in the table below.
Because our President and CEO does not receive deferred salary or incentive payments, the provisions in the table

Fannie Mae 2024 Form 10-K	191

Executive Compensation | Compensation Discussion and Analysis
below do not apply to Ms. Almodovar’s compensation. The full text of our repayment provisions is provided in
Exhibit 10.1 to this report.

Forfeiture Event	Compensation Subject to Forfeiture/Repayment
Materially Inaccurate Information
The executive officer has been granted deferred salary or incentive payments based on materially inaccurate financial statements or any other materially inaccurate performance metric criteria.	Amounts of deferred salary and incentive payments granted in excess of the amounts the Board of Directors determines would likely have been granted using accurate metrics.
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

In addition to these provisions, under Section 304 of the Sarbanes-Oxley Act of 2002, certain of the incentive-based compensation for individuals serving as our CEO or CFO, including compensation received for prior years, could become subject to reimbursement.
Because Fannie Mae is in conservatorship and not listed on a national securities exchange, we are not required to and have not adopted a recoupment policy designed to comply with SEC and listing exchange rules requiring specific provisions in such policies for listed companies.
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
•disclose timely prospective employment discussions in alignment with applicable Fannie Mae policies;

Fannie Mae 2024 Form 10-K	192

Executive Compensation | Compensation Discussion and Analysis
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
The full text of the company’s Confidentiality and Proprietary Rights Agreement is provided in Exhibit 10.21 to this report and forms of the statement that covered employees are required to sign are provided in Exhibit 10.22 and Exhibit 10.23 to this report.
Policies Related to Stock Ownership and the Timing of Option Awards
We ceased paying new stock-based compensation to our executives after entering into conservatorship in September
2008, and our Board of Directors eliminated our stock ownership requirements in 2009. Because we do not issue stock-
based compensation, we do not have a specific policy regarding the timing of option awards.
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

Compensation and Human Capital Committee:

Diane C. Nordin, Chair Karin J. Kimbrough, Vice Chair Manolo Sánchez Michael Seelig
Compensation Risk Assessment

Our Corporate Risk & Compliance division conducted a risk assessment of our 2024 employee compensation policies and practices. In conducting this risk assessment, the division reviewed the following, among other things:
•our compensation policy;
•our performance goals and performance appraisal process;
•our compensation structure (including incentives and pay mix);

Fannie Mae 2024 Form 10-K	193

Executive Compensation | Compensation Risk Assessment
•our severance arrangements and compensation clawback provisions;
•the restrictions on compensation applicable during conservatorship, including the limit on annual direct compensation for our CEO role; and
•the oversight of aspects of our compensation by the Compensation and Human Capital Committee, the Board
of Directors and FHFA.
The division also assessed whether mitigating factors existed that would reduce the opportunity for inappropriate risk-
taking driven by our compensation policies and practices. The risk assessment of the company’s 2024 compensation policies and practices was shared with the Compensation and Human Capital Committee.
Based on the risk assessment, management concluded that our 2024 employee compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on the company. The following factors contributed to this conclusion:
•the overall design of our compensation structure does not incentivize material risk taking;
•deferred salary for our executive officers is subject to clawback provisions;
•our control environment for compensation, including a defined and consistently applied annual performance appraisal process; a comprehensive total rewards program, inclusive of adequate people, process and system coverage to support that program; incentives for vice presidents, fellows and below; compensation adjustment guidelines and criteria; succession planning; and retention planning and monitoring;
•our 2024 performance goals are neither designed nor intended to incentivize employees to engage in activities contrary to our Employee Code of Conduct, risk appetite or any other activity that would involve taking inappropriate risks or result in a material adverse effect on the company;
•our Board risk limits, which inhibit excessive risk taking, allow for transparency and action when the limits are exceeded; the Board risk limits define the maximum amount of risk the company is willing to take in pursuit of its objectives, and the company regularly monitors, reports and escalates limit levels and the actions that may be taken to manage to risk limits; and
•informed decisions on compensation that include performance assessments, taking into account company performance. Our performance evaluation process for primary business units does not vary, and performance goals are not driven by profitability. We also do not prescribe incentives that are based solely on an employee’s accomplishment of a single task or performance goal; nor do we have a performance horizon longer than one year, and we do not include incentives with long- or short-term growth potential such as stock.
Management stated in its risk assessment that the cap on our CEO compensation under the Equity in Government
Compensation Act of 2015 continues to be a risk factor for the company. In addition, restrictions on our compensation result in an asymmetrical approach to risk management because they prevent our incentivizing and rewarding appropriate risk-taking. See “Risk Factors—GSE and Conservatorship Risk” for a discussion of the challenges and risks posed by limitations on our executive and employee compensation.

Fannie Mae 2024 Form 10-K	194

Executive Compensation | Compensation Tables and Other Information
Compensation Tables and Other Information

Summary Compensation Table
The following table shows summary compensation information for the named executives for 2024, 2023, and 2022.

Summary Compensation Table
		Salary
Name and Principal Position	Year	Base Salary(1)	Fixed Deferred Salary (Service-Based)(2)	Bonus(3)	Non-Equity Incentive Plan Compensation(4)	All Other Compensation(5)	Total
Priscilla Almodovar	2024	$600,000	$—	$—	$—	$115,307	$715,307
President and CEO	2023	600,000	—	—	—	94,467	694,467
	2022	46,154	—	—	—	—	46,154

Chryssa Halley	2024	600,000	1,722,115	—	959,432	136,630	3,418,177
Executive Vice President	2023	592,308	1,486,154	—	890,922	112,533	3,081,917
and CFO	2022	500,000	1,018,462	—	642,882	58,386	2,219,730

Peter Akwaboah	2024	369,231	1,246,154	1,250,000	667,432	116,515	3,649,332
Executive Vice President
and COO

Malloy Evans	2024	600,000	1,648,077	—	928,843	129,594	3,306,514
Executive Vice President	2023	592,308	1,486,154	—	890,922	108,394	3,077,778
Single Family	2022	500,000	1,029,231	—	647,442	64,930	2,241,603

Anthony Moon	2024	564,615	1,460,000	525,000	836,514	111,045	3,497,174
Executive Vice President	2023	500,000	1,460,000	1,575,000	840,144	65,551	4,440,695
and CRO
(1)Consists of base salary paid during the year on a biweekly basis.
(2)Consists of the fixed, service-based portion of deferred salary. Unlike at-risk deferred salary, which is shown in the
“Non-Equity Incentive Plan Compensation” column, the fixed deferred salary shown in this column for 2024 generally will be paid in installments in March, June, September and December of 2025. Deferred salary accrues interest at one-half of the one-year Treasury Bill rate in effect on the last business day preceding the year in which the deferred salary is earned. For deferred salary earned in 2024, this rate is 2.395% per year. For deferred salary earned in 2023 and 2022, this rate was 2.365% and 0.195% per year, respectively. Interest payable on the named executives’ fixed deferred salary earned in a given year is shown in the “All Other Compensation” column for that year. Fixed deferred salary shown for 2023 was paid to our named executives during 2024, and fixed deferred salary shown for 2022 was paid to our named executives during 2023.
(3)Consists of payments pursuant to sign-on awards Mr. Akwaboah and Mr. Moon received when they joined Fannie
Mae. These awards do not constitute bonuses under the STOCK Act as defined by FHFA. Mr. Akwaboah is scheduled to receive a second and final installment pursuant to his award in 2025. See “Compensation Discussion and Analysis—Elements of 2024 Executive Compensation—Sign-on Awards and Relocation Benefits” for more information on the terms of these awards.
(4)Consists of the performance-based at-risk portion of deferred salary earned during the year and interest payable on that deferred salary. At-risk deferred salary shown for 2024 and 2023 generally will be paid in installments in March,
June, September and December of the second year after the performance year (so in 2026 for deferred salary earned during 2024). Half of at-risk deferred salary shown for 2022 was paid to our named executives during 2023 and the remaining half was paid in 2024. The table below provides more detail on the 2024 at-risk deferred salary awarded to our named executives.

Fannie Mae 2024 Form 10-K	195

Executive Compensation | Compensation Tables and Other Information

Performance-Based At-Risk Deferred Salary
Name	2024 Corporate Performance-Based At-Risk Deferred Salary	2024 Individual Performance-Based At-Risk Deferred Salary	Interest Payable on 2024 At-Risk Deferred Salary	Total
Priscilla Almodovar	$—	$—	$—	$—
Chryssa Halley	442,860	472,716	43,856	959,432
Peter Akwaboah	308,077	328,846	30,509	667,432
Malloy Evans	428,741	457,644	42,458	928,843
Anthony Moon	386,123	412,154	38,237	836,514
(5)The table below provides more detail on the amounts reported for 2024 in the “All Other Compensation” column.

All Other Compensation for 2024
Name	Company Contributions to Retirement Savings (401(k)) Plan	Company Credits to Supplemental Retirement Savings Plan	Matching Charitable Award Program	Interest Payable on 2024 Fixed Deferred Salary	Other	Total
Priscilla Almodovar	$27,600	$20,400	$5,000	$—	$62,307	$115,307
Chryssa Halley	27,600	67,785	—	41,245	—	136,630
Peter Akwaboah	27,600	1,938	—	19,698	67,279	116,515
Malloy Evans	27,600	67,785	5,000	29,209	—	129,594
Anthony Moon	27,600	57,569	—	25,876	—	111,045
See “Pension Benefits” for the vesting provisions for company contributions to the Retirement Savings Plan and
“Nonqualified Deferred Compensation” for the vesting provisions for company credits to the Supplemental
Retirement Savings Plan.
Amounts shown in the “Matching Charitable Award Program” column consist of gifts we made on behalf of our named executives under our matching charitable gifts program, under which gifts made by our employees and directors to Internal Revenue Code Section 501(c)(3) charities were matched, up to an aggregate total of $5,000 for the 2024 calendar year.
The amount shown for Ms. Almodovar in the “Other” column represents our incremental costs in providing her the services of a car and executive protection driver to enhance her safety and security, pursuant to the recommendation of a third-party security study. Some of these trips were provided by Fannie Mae security employees in a Fannie Mae vehicle maintained for business-related transportation. Accordingly, we calculated our incremental costs of providing secure transportation services based on (1) fuel costs incurred for trips in our vehicle and (2) the costs incurred to retain the services of an executive security travel vendor for services not provided by Fannie Mae personnel. The costs of these services are being reported as “All Other Compensation” as required by SEC disclosure rules. We also provided internet surveillance services to Ms. Almodovar, for which we incurred no incremental costs. The amount shown in the “Other” column for Mr. Akwaboah consists of our incremental costs for providing relocation benefits in connection with his hire. These costs were for temporary lodging and transportation costs and include fees and interest paid by Fannie Mae to the relocation benefit administrator.

Fannie Mae 2024 Form 10-K	196

Executive Compensation | Compensation Tables and Other Information
Plan-Based Awards
The following table shows the annual at-risk deferred salary targets for each of the named executives for 2024. The terms of 2024 at-risk deferred salary are described in “Compensation Discussion and Analysis—Elements of 2024
Executive Compensation—Direct Compensation.” Deferred salary amounts shown represent only the target performance-based at-risk portion of the named executives’ 2024 deferred salary.

Grants of Plan-Based Awards in 2024
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)
Name	Award Type	Threshold	Target	Maximum
Priscilla Almodovar	At-risk deferred salary—Corporate	$—	$—	$—
	At-risk deferred salary—Individual	—	—	—
	Total at-risk deferred salary	—	—	—
Chryssa Halley	At-risk deferred salary—Corporate	—	497,596	497,596
	At-risk deferred salary—Individual	—	497,596	497,596
	Total at-risk deferred salary	—	995,192	995,192
Peter Akwaboah	At-risk deferred salary—Corporate	—	346,154	346,154
	At-risk deferred salary—Individual	—	346,154	346,154
	Total at-risk deferred salary	—	692,308	692,308
Malloy Evans	At-risk deferred salary—Corporate	—	481,731	481,731
	At-risk deferred salary—Individual	—	481,731	481,731
	Total at-risk deferred salary	—	963,462	963,462
Anthony Moon	At-risk deferred salary—Corporate	—	433,846	433,846
	At-risk deferred salary—Individual	—	433,846	433,846
	Total at-risk deferred salary	—	867,692	867,692
(1)Amounts shown are the target amounts of the performance-based at-risk portion of the named executives’ 2024 deferred salary. Half of 2024 at-risk deferred salary was subject to reduction based on corporate performance against the 2024 scorecard and half was subject to reduction based on individual performance in 2024, taking into account corporate performance against the 2024 Board of Directors’ goals. No amounts are shown in the
“Threshold” column because deferred salary does not specify a minimum amount payable. The amounts shown in the “Maximum” column are the same as the amounts shown in the “Target” column because amounts higher than the target amount of at-risk deferred salary could not be awarded. The actual amounts of the at-risk portion of deferred salary that will be paid to the named executives for 2024 performance are included in the “Non-Equity Incentive Plan
Compensation” column of the “Summary Compensation Table.”
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
Nonqualified Deferred Compensation
Supplemental Retirement Savings Plan
We provide nonqualified deferred compensation to the named executives pursuant to our Supplemental Retirement
Savings Plan. Our Supplemental Retirement Savings Plan is an unfunded, non-tax-qualified defined contribution plan.

Fannie Mae 2024 Form 10-K	197

Executive Compensation | Compensation Tables and Other Information
The Supplemental Retirement Savings Plan is intended to supplement our Retirement Savings Plan, or 401(k) plan, by providing benefits to participants whose eligible earnings exceed the IRS annual limit on eligible compensation for
401(k) plans (for 2024, the annual eligible earnings limit was $345,000).
For the 2024 plan year, we credited 8% of the eligible compensation for our named executives that exceeded the applicable IRS annual limit. Eligible compensation in any year consists of base salary plus any eligible incentive compensation (which includes deferred salary) earned for that year, up to a combined maximum of two times base salary. The 8% credit consists of two parts: (1) a 2% credit that vests after the participant has completed three years of service with us; and (2) a 6% credit that is immediately vested.
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
The table below provides information on the nonqualified deferred compensation of the named executives in 2024, all of which was provided pursuant to our Supplemental Retirement Savings Plan.

Non-Qualified Deferred Compensation for 2024
Name	Company Contributions in 2024(1)	Aggregate Earnings in 2024(2)	Aggregate Balance at December 31, 2024(3)
Priscilla Almodovar	$20,400	$2,422	$45,772
Chryssa Halley	67,785	86,380	942,981
Peter Akwaboah	1,938	(15)	1,924
Malloy Evans	67,785	131,608	937,948
Anthony Moon	57,569	3,800	75,826
(1)All amounts reported in this column are also reported as 2024 compensation in the “All Other Compensation” column of the “Summary Compensation Table.”
(2)None of the earnings reported in this column are reported as 2024 compensation in the “Summary Compensation
Table” because the earnings are neither above-market nor preferential.
(3)Amounts reported in this column reflect company contributions to the Supplemental Retirement Savings Plan that are also reported in the “All Other Compensation” column of the “Summary Compensation Table” as follows:

Balance Amounts Reported in “All Other Compensation” in the Summary Compensation Table
Name	Amounts in Aggregate Balance Column that Represent Company Contributions Reported as Compensation for 2023 in the Summary Compensation Table	Amounts in Aggregate Balance Column that Represent Company Contributions Reported as Compensation for 2022 in the Summary Compensation Table
Priscilla Almodovar	$21,600	$—
Chryssa Halley	50,985	38,100
Peter Akwaboah	—	—
Malloy Evans	50,985	39,623
Anthony Moon	13,600	—
Potential Payments Upon Termination or Change-in-Control
The information below describes and quantifies certain compensation and benefits that would have become payable to each of our current named executives under our existing plans and arrangements if the named executive’s employment had terminated on December 31, 2024 under each of the circumstances described below, taking into account the named executive’s compensation and service levels as of that date. The discussion below does not reflect retirement or deferred compensation plan benefits to which our named executives may be entitled, as these benefits are described above under “Pension Benefits” and “Nonqualified Deferred Compensation.” The information below also does not

Fannie Mae 2024 Form 10-K	198

Executive Compensation | Compensation Tables and Other Information
generally reflect compensation and benefits available to all salaried employees upon termination of employment with us under similar circumstances. We are not obligated to provide any additional compensation to our named executives in connection with a change-in-control.
Potential Payments to Named Executives
We have not entered into agreements with any of our named executives that would entitle the executive to severance benefits. If a named executive’s employment terminated for any reason other than for cause, the named executive would be entitled to receive a specified portion of their unpaid deferred salary that was earned in 2023 and 2024.
Below we discuss various elements of the current named executives’ compensation that would become payable in the event a named executive dies, resigns, retires, terminates employment due to long-term disability, or the company terminates their employment. We then quantify the amounts that would be paid to our named executives in these circumstances, in each case assuming the triggering event occurred on December 31, 2024. Named executives’
deferred salary may also be subject to reduction, forfeiture, recoupment or repayment in the event of a forfeiture event under our Compensation Recoupment Policy or a violation of our Covered Employee External Employment Activities
Standard, as described in “Compensation Discussion and Analysis—Compensation Recoupment Policies.”
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
of, or pleaded nolo contendere with respect to, a felony.
•Retiree medical benefits. We currently make certain retiree medical benefits available to our full-time employees who meet certain age and service requirements at the time of retirement.

Fannie Mae 2024 Form 10-K	199

Executive Compensation | Compensation Tables and Other Information
The table below shows the amounts that would have become payable to each of our current named executives if their employment had terminated on December 31, 2024 for the reasons specified. No amounts are shown for Ms.
Almodovar, as she did not receive deferred salary.

Potential Payments Upon Termination as of December 31, 2024
Name	2024 Fixed Deferred Salary(1)	2024 At-Risk Deferred Salary(2)	Interest on 2024 Deferred Salary(3)	Remaining Unpaid 2023 At-Risk Deferred Salary(4)		Interest on Remaining Unpaid 2023 At-Risk Deferred Salary(5)
Priscilla Almodovar
Resignation, retirement, or termination without cause	$—	$—	$—	$—		$—
Long-term disability	—	—	—	—		—
Death	—	—	—	—		—
Termination for cause	—	—	—	—		—
Chryssa Halley
Resignation, retirement, or termination without cause	1,722,115	915,576	85,101	850,685		40,237
Long-term disability	1,722,115	995,192	88,915	850,685		40,237
Death	1,722,115	995,192	37,963	850,685		32,419
Termination for cause	—	—	—	—	—	—
Peter Akwaboah
Resignation, retirement, or termination without cause	822,462	636,923	50,207	—		—
Long-term disability	1,246,154	692,308	63,007	—		—
Death	1,246,154	692,308	20,311	—		—
Termination for cause	—	—	—	—		—
Malloy Evans
Resignation, retirement, or termination without cause	1,219,577	886,385	71,667	850,685		40,237
Long-term disability	1,648,077	963,462	85,621	850,685		40,237
Death	1,648,077	963,462	37,099	850,685		32,419
Termination for cause	—	—	—	—		—
Anthony Moon
Resignation, retirement, or termination without cause	1,080,400	798,277	64,113	802,200		37,944
Long-term disability	1,460,000	867,692	76,529	802,200		37,944
Death	1,460,000	867,692	34,285	802,200		30,647
Termination for cause	—	—	—	—		—
(1)In the case of resignation, retirement or termination without cause, Mr. Akwaboah, Mr. Evans and Mr. Moon each would have received 74% of their 2024 fixed deferred salary, which is the earned but unpaid portion of their 2024 fixed deferred salary as of December 31, 2024, reduced by 2% for each full or partial month by which their separation from employment preceded January 31, 2026. Ms. Halley would have received 100% of her 2024 fixed deferred salary, with no reduction, because she had reached age 55 with ten years of service with Fannie Mae.
(2)The amounts in this column in the event of resignation, retirement, or termination without cause reflect the corporate and individual performance determinations affecting 2024 at-risk deferred salary. The amounts in this column in the event of a termination due to death or long-term disability do not reflect any performance-based reduction, because the hypothetical December 31, 2024 termination date occurred prior to the performance determinations for at-risk deferred salary in early 2025.
(3)Interest payable on the payments of 2024 deferred salary, which reflects that: (a) in the event of resignation, retirement, termination without cause, or long-term disability, installment payments of 2024 deferred salary would be paid on the original payment schedule, as described in “Compensation Discussion and Analysis—Elements of 2024

Fannie Mae 2024 Form 10-K	200

Executive Compensation | Compensation Tables and Other Information
Executive Compensation; and (b) in the event of death, payments of deferred salary would be made within 90 days of the executive’s death. Interest on 2024 deferred salary payments accrues at an annual rate of 2.395%.
(4)At-risk deferred salary earned in 2023 is paid in quarterly installments during 2025. The amounts in this column reflect the portion of 2023 at-risk deferred salary that was earned but remained unpaid as of December 31, 2024 and, accordingly, reflects the corporate and individual performance determinations made in early 2024.
(5)Interest payable on the payments of 2023 deferred salary, which reflects that: (a) in the event of resignation, retirement, termination without cause, or long-term disability, installment payments of deferred salary would be paid on the original payment schedule; and (b) in the event of death, payments of deferred salary would be made within
90 days of the executive’s death. Interest on 2023 deferred salary payments accrues at an annual rate of 2.365%.
CEO to Median Employee Pay Ratio
The following table shows the compensation paid to our CEO for 2024, the total 2024 compensation of our median employee (which was calculated based on the methodology described below the table), and the estimated ratio of the
CEO’s pay to the median employee’s pay for 2024.

2024 President and CEO to Median Employee Pay Ratio
Individual	Compensation	Ratio

President and CEO	$715,307	4.0 to 1
Median Employee	180,743
We took the following steps to identify our median employee and determine this employee’s compensation:
•We identified our employee population as of the last day of our final pay period in 2024, December 28, 2024.
On that date, we had approximately 8,200 full-time and part-time employees.
•In order to identify the median employee, we considered for each employee other than our President and CEO the sum of their salary for 2024 (including any overtime pay), performance awards paid in 2024 and the value of company contributions made in 2024 on their behalf to retirement plans. We did not annualize the compensation of employees who were employed for less than the full year, nor did we make any full-time equivalent adjustments to part-time employees. For employees whose sum fell at or close to the midpoint, we considered their 2024 benefits and awards and other relevant factors and identified an employee whose compensation best reflected Fannie Mae employees’ median 2024 compensation.
•We then determined that median employee’s total 2024 compensation using the approach required by the SEC when calculating our named executives’ compensation, as reported in the Summary Compensation Table.
In general, we offer employees salary, the opportunity to receive awards for performance, company retirement plan contributions and other benefits. In accordance with SEC rules, the median employee compensation amount for 2024 provided in the table above consists of salary, an award for 2024 performance and company retirement plan contributions, but does not reflect benefits relating to group life or health plans generally available to all salaried employees, parking or transit benefits that are generally available to all salaried employees, or personal benefits with an aggregate value of less than $10,000.
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
Ms. Almodovar served on our Board of Directors in 2024 in connection with her service as CEO. We did not provide her any additional compensation for her service on the Board of Directors.

Fannie Mae 2024 Form 10-K	201

Executive Compensation | Director Compensation
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
Matching Charitable Gifts Program. Gifts made in 2024 by our directors and employees to Internal Revenue Code
Section 501(c)(3) charities were matched up to an aggregate total of $5,000 for the calendar year.
Stock Ownership Guidelines for Directors. In 2009, our Board of Directors eliminated our stock ownership requirements for directors.
2024 Non-Management Director Compensation
The total 2024 compensation for our non-management directors is shown in the table below.

2024 Non-Management Director Compensation Table
Name	Fees Earned or Paid in Cash	All Other Compensation(1)	Total
Amy Alving	$175,000	$—	$175,000
Christopher Brummer	160,000	—	160,000
Renée Glover	170,000	—	170,000
Michael Heid	290,000	—	290,000
Simon Johnson	170,000	5,000	175,000
Karin Kimbrough	170,000	—	170,000
Diane Lye(2)	106,962	—	106,962
Diane Nordin	180,000	5,000	185,000
Chet Ragavan	160,000	5,000	165,000
Manolo Sánchez	160,000	5,000	165,000
Michael Seelig	180,792	—	180,792
Scott Stowell(3)	24,889	—	24,889

Former director
Robert Herz(4)	89,208	—	89,208
(1)Amounts shown in the “All Other Compensation” column consist of gifts we made on behalf of the directors under our matching charitable gifts program.
(2)Dr. Lye joined Fannie Mae’s Board of Directors in May 2024.
(3)Mr. Stowell joined Fannie Mae’s Board of Directors in November 2024.
(4)Mr. Herz resigned from Fannie Mae’s Board of Directors in June 2024.

Fannie Mae 2024 Form 10-K	202

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters | Beneficial Ownership
Item 12.  Security Ownership of Certain Beneficial Owners and
Management and Related Stockholder Matters
Beneficial Ownership

Stock Ownership of Directors and Executive Officers
The following table shows the beneficial ownership of our stock by each of our directors, each of our named executives, and all directors and executive officers as a group, as of February 1, 2025. As of that date, no director or named executive, nor all directors and executive officers as a group, owned as much as 1% of our outstanding common stock or owned any series of our preferred stock.

Beneficial Ownership of Stock by Directors and Executive Officers
Directors and Named Executives	Position	Number of Shares of Common Stock Beneficially Owned(1)
Amy Alving	Director	0
Christopher Brummer	Director	0
Renée Glover	Director	0
Michael Heid	Director (Board Chair)	0
Simon Johnson	Director	0
Karin Kimbrough	Director	0
Diane Lye	Director	0
Diane Nordin	Director	0
Chet Ragavan	Director	0
Manolo Sánchez	Director	0
Michael Seelig	Director	0
Scott Stowell	Director	0
Priscilla Almodovar	President, CEO and Director	0
Chryssa Halley	Executive Vice President and CFO	0
Peter Akwaboah	Executive Vice President and COO	23
Malloy Evans	Executive Vice President—Single-Family	0
Anthony Moon	Executive Vice President and CRO	0
All directors and executive officers as a group (20 persons)(2)		29,169
(1)Beneficial ownership is determined in accordance with the rules of the SEC for computing the number of shares of common stock beneficially owned by each person and the percentage owned. Each holder has sole investment and voting power over the shares referenced in this table, except that Mr. Akwaboah shares investment and voting power over his shares with his spouse and one other executive officer shares investment and voting power for 9,146 shares with their spouse. None of our directors, named executives or other executive officers held any series of our preferred stock as of the date of this table.
(2) Group consists of all current directors, named executives, and all other current executive officers (some of whom are not listed in the table above).

Fannie Mae 2024 Form 10-K	203

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters | Beneficial Ownership
Stock Ownership of Greater-Than 5% Holders
The following table shows the beneficial ownership of our common stock by the only person or entity we know of that held more than 5% of our common stock as of February 1, 2025.

Beneficial Ownership of Stock by 5%+ Holders(1)
5%+ Holders	Common Stock Beneficially Owned	Percent of Class
U.S. Department of the Treasury 1500 Pennsylvania Avenue, NW, Washington, DC 20220	Variable(2)	79.9%
(1)Pershing Square Capital Management, L.P., PS Management GP, LLC, and William A. Ackman (“Pershing”) filed a
Schedule 13D with the SEC on November 15, 2013, and an amendment to the Schedule 13D on March 31, 2014. In that amendment, Pershing reported a beneficial ownership of 115,569,796 shares of common stock, or 9.98% of our
1,158,080,657 shares of common stock outstanding as of January 31, 2014, as reported in our Annual Report on
Form 10-K filed on February 21, 2014. In the amendment, Pershing reported additional economic exposure to approximately 15,434,715 notional shares of common stock under certain cash-settled total return swaps, bringing their total aggregate economic exposure to 131,004,511 shares of common stock (approximately 11.31% of the outstanding common stock on January 31, 2014). Information regarding these shares and the ownership interests of their holders is based solely on information contained in the Schedule 13D and the amendment to the Schedule 13D.
In the amendment, Pershing indicated that they would forgo future reporting on Schedule 13D based on their determination that shares of the common stock are not voting securities as such term is used in Rule 13d-1(i) under the Exchange Act. As a result, this information does not reflect any acquisitions or dispositions that occurred after
March 31, 2014, and we do not know Pershing’s current beneficial ownership of our common stock.
(2)In September 2008, we issued to Treasury a warrant to purchase, for one one-thousandth of a cent ($0.00001) per share, shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding on a fully diluted basis at the time the warrant is exercised. The warrant may be exercised in whole or in part at any time until September 7, 2028. As of February 14, 2025, Treasury has not exercised the warrant. The information above assumes Treasury beneficially owns no other shares of our common stock.
Equity Compensation Plan Information

As of December 31, 2024, we had no outstanding options, warrants or rights under any equity compensation plan.
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

Overview. We review transactions in which Fannie Mae is a participant and in which we have reason to believe any of our directors or executive officers or their immediate family members may have a material interest to determine whether any of those persons has or will have a material interest in the transaction. Our written policies and procedures for the review, approval or ratification of transactions with related persons we must report under Item 404(a) of Regulation S-K are set forth in our:
•Director Code of Conduct;
•Corporate Governance Guidelines;
•Nominating and Corporate Governance Committee Charter;
•Board of Directors’ delegation of authorities and reservation of powers;
•Employee Code of Conduct; and
•Oversight of Designated Executive Officers’ Conflicts of Interest and Business Courtesies Matters Policy.

Fannie Mae 2024 Form 10-K	204

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
Director Code of Conduct. Our directors owe their fiduciary duties of care and loyalty solely to the conservator. Our
Director Code of Conduct prohibits them from engaging in conduct or activity that is inconsistent with our best interests, as defined by the conservator’s express directions, its policies and applicable law. Our Director Code of Conduct requires our directors to excuse themselves from voting on any issue before the Board that could result in a conflict, self-dealing or other circumstance where their position as directors would be detrimental to us or result in a noncompetitive, favored or unfair advantage to either themselves or their associates. In addition, our directors must disclose any situation that involves or appears to involve a conflict of interest to the Chair of the Nominating and
Corporate Governance Committee or another member of the Committee. This includes, for example, a financial interest of a director, an immediate family member of a director or a business associate of a director in any transaction being considered by the Board. Directors must also disclose any financial interest they have in an organization doing business with us. The Committee Chair or member receiving such information must report it to our General Counsel, and the
Committee must consider the issue and take further action as necessary. Our directors must comply with the company’s procedures for the review, approval, or ratification of related person transactions. Each of our directors also must annually certify compliance with our Director Code of Conduct. Our Director Code of Conduct also requires any director who serves as an officer of Fannie Mae to disclose any conflict or apparent conflict to Fannie Mae’s Chief Compliance
Officer or designee and to comply with our Employee Code of Conduct as well as our Director Code of Conduct.
Corporate Governance Guidelines. Our Corporate Governance Guidelines provide that our Board of Directors, directly or through its committees, reviews and approves any action that in the reasonable business judgment of management at the time the action is taken is likely to cause significant reputational risk to Fannie Mae or result in substantial negative publicity. Depending on management’s business judgment, this requirement might apply to a related person transaction.
Nominating and Corporate Governance Committee Charter. The Nominating and Corporate Governance Committee
Charter requires the Committee to conduct a reasonable prior review and oversight of transactions with any directors, nominees for director or executive officer, or any immediate family member of any of them, that we must report under
Item 404 of Regulation S-K. The Committee must prohibit such a transaction if it determines inconsistency with our interests.
Board Delegation of Authorities and Reservation of Powers. Our Board’s delegation of authorities and reservation of powers requires the Board to approve any action that in the reasonable business judgment of management would result in substantial negative publicity regarding our business practices and may cause a decline in public perception and the customer base, costly litigation, revenue reductions, or a comprehensive income loss, or otherwise are likely to cause us negative publicity. Depending on management’s business judgment, this requirement might apply to a related person transaction. Our Board’s delegation of authorities and reservation of powers also requires the same Committee review and oversight as the Nominating and Corporate Governance Committee Charter described immediately above.
Employee Code of Conduct. Our Employee Code of Conduct requires our employees to seek to avoid any actual or apparent conflicts between our business interests and their personal interests, activities, and relationships. It also requires them to seek to avoid situations that could expose the company to reputational risk. Our Employee Code of
Conduct requires our employees to raise compliance or ethics concerns, including concerns relating to suspected or known violations of our Employee Code of Conduct, with any people manager or officer of the company, a member of our Human Resources division or our Compliance and Ethics division.
Designated Executive Officer Conflicts Policy. Our Oversight of Designated Executive Officers’ Conflicts of Interest
and Business Courtesies Matters Policy (“Designated Executive Officer Conflicts Policy”) requires that our executive officers report to the Compliance and Ethics division any transaction, series of transactions, arrangement, or relationships with us in which the executive officer or any immediate family member of the executive officer has a direct or indirect interest, including any transaction that is required to be disclosed under Item 404(a) of Regulation S-K. The
Designated Executive Officer Conflicts Policy provides that the Compliance and Ethics division will present documentation of relevant facts on each reported transaction to the Nominating and Corporate Governance Committee.
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
Conservator Instructions. We are required by the conservator to obtain its decision for various matters, some of which may involve relationships or transactions with related persons. These matters include: actions requiring the consent of or consultation with Treasury under the senior preferred stock purchase agreement (including any declaration of

Fannie Mae 2024 Form 10-K	205

Certain Relationships and Related Transactions, and Director Independence | Policies and Procedures Relating to Transactions with Related Persons dividends and transactions with affiliates on terms less favorable to us than comparable arms’ length transactions); the creation of any subsidiary or affiliate, or entering into a substantial transaction with a subsidiary or affiliate, except for routine ongoing transactions with CSS or the creation of, or a transaction with, a subsidiary or affiliate undertaken in the ordinary course of business; changes in employee compensation that could significantly impact our employees; new compensation arrangements with or increases in compensation or benefits for our executive officers; setting or increasing the compensation or benefits payable to members of the Board; and changes in our business operations, activities, and transactions that in the reasonable business judgment of management are more likely than not to result in a significant increase in credit, market, reputational, operational or other key risks.
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
FHFA, as conservator, approved the senior preferred stock purchase agreement, the amendments to the agreement and the letter agreements relating to the agreement, the senior preferred stock, and the warrant.
Treasury Senior Preferred Stock Purchase Agreement, Senior Preferred Stock, and
Warrant
We issued the warrant to Treasury pursuant to the terms of the senior preferred stock purchase agreement we entered into with Treasury in September 2008. Under the senior preferred stock purchase agreement, we also issued to
Treasury one million shares of senior preferred stock. We issued the warrant and the senior preferred stock as an initial commitment fee in consideration of Treasury’s commitment to provide funds to us under the terms and conditions set forth in the senior preferred stock purchase agreement. The senior preferred stock purchase agreement was subsequently amended in September 2008, May 2009, December 2009 and August 2012. We, through FHFA, in its capacity as conservator, and Treasury entered into letter agreements modifying the senior preferred stock purchase agreement, the senior preferred stock and/or the warrant in December 2017, September 2019, January 2021,
September 2021 and January 2025. See “Business—Conservatorship and Treasury Agreements—Treasury
Agreements” for a description of the terms, as amended, of the senior preferred stock purchase agreement, the senior preferred stock and the warrant.
As of December 31, 2024, we had received an aggregate of $119.8 billion from Treasury under the senior preferred stock purchase agreement, none of which was received in 2024, and the remaining amount of funding available to us under the agreement was $113.9 billion. Through December 31, 2024, we had paid an aggregate of $181.4 billion to
Treasury in dividends on the senior preferred stock, none of which was paid in 2024.
Obligation to Pay TCCA Fees to Treasury
In December 2011, Congress enacted the Temporary Payroll Tax Cut Continuation Act of 2011 which, among other provisions, required that we increase our single-family guaranty fees by at least 10 basis points and pay this increase to
Treasury. To meet our obligations under the TCCA and at the direction of FHFA, we increased the guaranty fee on all single-family mortgages delivered to us by 10 basis points in April 2012. In November 2021, the Infrastructure
Investment and Jobs Act was enacted, which extended to October 1, 2032 our obligation under the TCCA to collect 10 basis points in guaranty fees on single-family mortgages delivered to us and pay the associated revenue to Treasury. In
January 2022, FHFA advised us to continue to collect and pay these TCCA fees on and after October 1, 2032 with respect to loans we acquired before this date until those loans are paid off or otherwise liquidated. In 2024, we recognized $3.4 billion for our obligations to Treasury under the TCCA.

Fannie Mae 2024 Form 10-K	206

Certain Relationships and Related Transactions, and Director Independence | Transactions with Related Persons
Treasury Interest in Affordable Housing Allocations
The GSE Act requires us to set aside in each fiscal year an amount equal to 4.2 basis points for each dollar of the unpaid principal balance of our total new business purchases and to pay this amount to specified HUD and Treasury funds. New business purchases consist of single-family and multifamily whole mortgage loans purchased during the period and single-family and multifamily mortgage loans underlying Fannie Mae MBS issued during the period pursuant to lender swaps. In December 2014, FHFA directed us to set aside amounts for these contributions during each fiscal year, except for any fiscal year for which a draw from Treasury was made under the terms of the senior preferred stock purchase agreement, or in which such allocation or transfer would cause such a draw. We paid $155 million to the funds in 2024 based on our new business purchases in 2023. Pursuant to the GSE Act and directions from FHFA, we paid
$54 million of this amount to Treasury’s Capital Magnet Fund and $101 million of this amount to HUD’s Housing Trust
Fund.
Our new business purchases were $381.1 billion for the year ended December 31, 2024. Accordingly, we recognized an expense of $160 million related to this obligation for the year ended December 31, 2024. Of this amount, $56 million is payable to Treasury’s Capital Magnet Fund and $104 million is payable to HUD’s Housing Trust Fund. We expect to pay these amounts to the funds in 2025.
Director Independence

Independence Requirements
Our Corporate Governance Guidelines, in accordance with FHFA corporate governance regulations, require a majority of Fannie Mae’s directors to be independent as defined under the rules set forth by the NYSE, as amended from time to time. The Board determines whether a relationship is material to independence, and whether a Board member is independent, based upon the recommendation of the Nominating and Corporate Governance Committee and in
accordance with NYSE rules. Our Corporate Governance Guidelines also provide that the Board must determine an independent director has no material relationship with us, either directly or through an organization that has a material relationship with us; for this purpose, a relationship is “material” if, in the judgment of the Board, it would interfere with the Board member’s independent judgment. Our Corporate Governance Guidelines are posted on our website,
www.fanniemae.com, under “Corporate Governance Guidelines” in the “About Us—Corporate Governance” section.
In addition, under FHFA corporate governance regulations, Board committee members must meet the independence requirements set forth under NYSE rules. The NYSE’s listing standards include additional independence criteria for members of the Audit Committee and Compensation and Human Capital Committee.
Our Board of Directors
Our Board of Directors, with the assistance of the Nominating and Corporate Governance Committee of the Board, has
reviewed the independence of all current Board members pursuant to the requirements described in “Independence
Requirements” above. Based on its review, the Board has determined that all of our current directors are independent, other than Ms. Almodovar (because she is our President and CEO). Our Board of Directors also determined Robert
Herz was independent during his 2024 service on our Board of Directors. The Board of Directors considered the following relationships, transactions or arrangements and determined they were not material to Board member independence:
•Board Memberships with Business Partners. Dr. Brummer, Ms. Glover, Mr. Heid, Mr. Herz, Ms. Kimbrough, Ms.
Nordin, Mr. Sánchez, and Mr. Stowell are, were, or expect to be directors or advisory Board members of companies that engage in business with Fannie Mae or that have an interest in one or more entities that engage in business with Fannie Mae. The Board considered that each of these directors was solely a director or advisory board member of such company, and none of these directors served in a management role or had ownership interests other than as incidental to their board service. The Board also considered other relevant information including, to the extent available, information regarding payments between these companies and Fannie Mae during the past three years.
•Board Memberships with Investors in Our Fixed Income Securities. Mr. Herz, Ms. Kimbrough, and Ms. Nordin
serve as directors or advisory Board members of companies that invest or may invest in Fannie Mae fixed-income securities. It is generally not possible for Fannie Mae to determine the extent of the holdings of these companies in
Fannie Mae fixed-income securities as payments to holders are made through the Federal Reserve, and most of these securities are held in turn by financial intermediaries. We understand that the investments by these companies in Fannie Mae fixed-income securities are entered into at arm’s length in the ordinary course of business, upon market terms and conditions, and are not entered into at the direction of, or upon approval by, the director in his or her capacity as a director or advisory Board member of these companies.

Fannie Mae 2024 Form 10-K	207

Certain Relationships and Related Transactions, and Director Independence | Director Independence
•Current Employment with Business Partners. Dr. Brummer, Dr. Johnson and Ms. Kimbrough are each employed at entities that engage in business with Fannie Mae.
◦Dr. Brummer is a columnist at CQ Roll Call, a provider of congressional news, legislative tracking, and advocacy services. He is also the co-founder of a podcast that is affiliated with CQ Roll Call. Fannie Mae pays subscription fees providing access to CQ Roll Call. The payments made by Fannie Mae to CQ Roll Call during the past three years fall below the NYSE independence standards’ thresholds of materiality for a director who is a current employee of a company to which Fannie Mae made, or from which Fannie Mae received, payments.
◦Dr. Brummer is a professor at Georgetown University Law Center and founder of the DC Fintech Week conference. In 2024, Fannie Mae co-hosted a portion of the event at its offices and paid vendors for event registration, food and beverage, and other services. We did not make these payments to Georgetown
University or to Dr. Brummer; had we paid the university, they would have fallen below the NYSE independence standards’ thresholds of materiality for a director who is a current employee of a company to which Fannie Mae made, or from which Fannie Mae received, payments.
◦Dr. Johnson is a professor at MIT, which Fannie Mae has engaged for certain data analysis and training. He is also a research associate at the National Bureau of Economic Research, a nonprofit organization that facilitates issue analysis, to which Fannie Mae has paid subscription fees. The payments made by Fannie Mae to each during the past three years fall below the NYSE independence standards’ thresholds of materiality for a director who is a current employee of a company to which Fannie Mae made, or from which Fannie Mae received, payments.
◦Ms. Kimbrough is employed by LinkedIn Corporation, a subsidiary of Microsoft Corporation. Fannie Mae has engaged in transactions directly and indirectly with LinkedIn for advertising, recruiting, and educational programs. Fannie Mae has engaged Microsoft in connection with Office 365 applications and for other technology services. The payments made by Fannie Mae to Microsoft during the past three years fall below the
NYSE independence standards’ thresholds of materiality for a director who is a current employee of a company to which Fannie Mae made, or from which Fannie Mae received, payments.
The Board also determined that each member of the Audit Committee, Compensation and Human Capital Committee,
and Nominating and Corporate Governance Committee (including Mr. Herz during his 2024 service) met the NYSE’s independence criteria for members of such committees.
The Board did not consider the Board’s duties to the conservator, together with the federal government’s controlling beneficial ownership of Fannie Mae, in determining independence of the Board members.
Item 14.  Principal Accounting Fees and Services
The Audit Committee of our Board of Directors is directly responsible for the appointment, oversight and evaluation of our independent registered public accounting firm, subject to conservator approval of matters relating to retention and termination. Deloitte & Touche LLP (Public Company Accounting Oversight Board ID No. 34) was our independent registered public accounting firm for the years ended 2024 and 2023. Deloitte & Touche LLP has advised the Audit
Committee that they are independent accountants with respect to the company, within the meaning of standards established by the Public Company Accounting Oversight Board and federal securities laws administered by the SEC.
The following table displays the aggregate estimated or actual fees for professional services provided by Deloitte &
Touche LLP, including audit fees.

	For the Year Ended December 31,
	2024	2023
Description of fees:
Audit fees	$37,325,580	$39,099,000
Audit-related fees(1)	348,435	314,800
Tax fees(2)	101,079	20,000
All other fees(3)	543,000	394,000
Total fees	$38,318,094	$39,827,800
(1)Consists of fees billed for attest-related services on debt offerings and compliance with the covenants in the senior preferred stock purchase agreement with Treasury.
(2)Consists of tax fees related to non-audit tax consulting and compliance services.

Fannie Mae 2024 Form 10-K	208

Principal Accounting Fees and Services
(3)Consists of fees billed for non-audit engagements, including attestation for the Corporate Responsibility and Impact report and predecessor report, and other compliance assessments. These services were permissible under the Audit Committee's pre-approval policy discussed below.
Pre-Approval Policy
In accordance with its charter, the Audit Committee must approve, in advance of the service, all audit and permissible non-audit services to be provided by our independent registered public accounting firm and establish policies and procedures for the engagement of the external auditor to provide audit and permissible non-audit services. The independent registered public accounting firm and management are required to present reports on the nature of the services provided by the independent registered public accounting firm for the past year and the fees for such services, categorized into audit services, audit-related services, tax services and other services. The firm may not be retained to perform the non-audit services specified in Section 10A(g) of the Exchange Act.
The Audit Committee has delegated to its Chair the authority to pre-approve any additional audit and permissible non-
audit services up to $1 million per engagement. The Audit Committee must ratify such pre-approvals at the next scheduled meeting of the Audit Committee.
In 2024, we paid no fees to the independent registered public accounting firm pursuant to the de minimis exception established by the SEC, and all services were pre-approved.

Fannie Mae 2024 Form 10-K	209

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

4.1
Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
(Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31,
2023, filed February 15, 2024)

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
Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2012, filed April 2, 2013)

4.16
Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series S (Incorporated by reference to Exhibit 4.15 to
Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2012, filed April 2, 2013)

4.17	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series T (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed May 19, 2008)
4.18	Fannie Mae Fifth Amended and Restated Certificate of Designation of Terms of Variable Liquidation Preference Senior Preferred Stock, Series 2008-2, effective as of January 2, 2025

Fannie Mae 2024 Form 10-K	210

Exhibits, Financial Statement Schedules

4.19	Federal National Mortgage Association Amended and Restated Warrant to Purchase Common Stock, effective as of January 2, 2025
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

4.24
Letter Agreement between the United States Department of the Treasury and the Federal National Mortgage Association,
acting through the Federal Housing Finance Agency as its duly appointed conservator, dated December 21, 2017
(Incorporated by reference to Exhibit 10.1 to Fannie Mae’s Current Report on Form 8-K, filed December 22, 2017)

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

4.28
Letter Agreement between the United States Department of the Treasury and the Federal National Mortgage Association,
acting through the Federal Housing Finance Agency as its conservator, dated January 2, 2025 (Incorporated by reference to
Exhibit 10.1 to Fannie Mae’s Current Report on Form 8-K, filed January 7, 2025)

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

Fannie Mae 2024 Form 10-K	211

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

10.20
Letter Agreement between the United States Department of the Treasury and the Federal National Mortgage Association,
acting through the Federal Housing Finance Agency as its conservator, dated January 2, 2025 (Incorporated by reference to
Exhibit 10.1 to Fannie Mae’s Current Report on Form 8-K, filed January 7, 2025)

10.21	Confidentiality and Proprietary Rights Agreement† (Incorporated by reference to Exhibit 10.1 to Fannie Mae’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed August 3, 2021)
10.22
Form of Covered Employee Statement Under Confidentiality and Proprietary Rights Agreement† (Incorporated by reference to Exhibit 10.20 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2021, filed February 15,
2022)

10.23
Form of Covered Employee Statement Under Confidentiality and Proprietary Rights Agreement (first used with 2023 executive compensation)†  (Incorporated by reference to Exhibit 10.22 to Fannie Mae’s Annual Report on Form 10-K for the
year ended December 31, 2022, filed February 14, 2023)

10.24
Form of Relocation Repayment Agreement for Officers of Fannie Mae† (Incorporated by reference to Exhibit 10.1 to Fannie
Mae’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed July 30, 2024)

19.1	Insider Trading Policy^
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
99.1
First Amendment of the Fourth Amended and Restated Limited Liability Company Agreement of Common Securitization
Solutions, LLC, effective date February 2, 2024 (Incorporated by reference to Exhibit 99.1 to Fannie Mae’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed April 30, 2024)

99.2
Side Letter Agreement between the Federal Housing Finance Agency and the United States Department of the Treasury,
dated January 2, 2025 (Incorporated by reference to Exhibit 99.1 to Fannie Mae’s Current Report on Form 8-K, filed January
7, 2025)

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
__________
†This Exhibit is a management contract or compensatory plan or arrangement.
*The financial information contained in these XBRL documents is unaudited.
^Portions of this exhibit have been redacted pursuant to Item 601(a)(6) of Regulation S-K.

Fannie Mae 2024 Form 10-K	212

Form 10-K Summary
Item 16.  Form 10-K Summary
None.

Fannie Mae 2024 Form 10-K	213

Signatures
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal National Mortgage Association

/s/ Priscilla Almodovar
Priscilla Almodovar President and Chief Executive Officer
Date: February 14, 2025
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

Signature	Title	Date

/s/ Michael J. Heid	Chair of the Board of Directors	February 14, 2025
Michael J. Heid

/s/ Priscilla Almodovar	President and Chief Executive Officer and Director	February 14, 2025
Priscilla Almodovar

/s/ Chryssa C. Halley	Executive Vice President and Chief Financial Officer	February 14, 2025
Chryssa C. Halley

/s/ James L. Holmberg	Senior Vice President and Controller	February 14, 2025
James L. Holmberg

/s/ Amy E. Alving	Director	February 14, 2025
Amy E. Alving

Fannie Mae 2024 Form 10-K	214

Signatures

Signature	Title	Date

/s/ Christopher J. Brummer	Director	February 14, 2025
Christopher J. Brummer

/s/ Renée L. Glover	Director	February 14, 2025
Renée L. Glover

/s/ Simon Johnson	Director	February 14, 2025
Simon Johnson

/s/ Karin J. Kimbrough	Director	February 14, 2025
Karin J. Kimbrough

/s/ Diane N. Lye	Director	February 14, 2025
Diane N. Lye

/s/ Diane C. Nordin	Director	February 14, 2025
Diane C. Nordin

/s/ Chetlur S. Ragavan	Director	February 14, 2025
Chetlur S. Ragavan

/s/ Manuel Sánchez Rodríguez	Director	February 14, 2025
Manuel Sánchez Rodríguez

/s/ Michael Seelig	Director	February 14, 2025
Michael Seelig

/s/ Scott D. Stowell	Director	February 14, 2025
Scott D. Stowell

Fannie Mae 2024 Form 10-K	F-1

Index to Consolidated Financial Statements

Index to Consolidated Financial Statements
Page
Report of Independent Registered Public Accounting Firm . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	F-2
Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	F-4
Consolidated Statements of Operations and Comprehensive Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	F-5
Consolidated Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	F-6
Consolidated Statements of Changes in Equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	F-7
Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	F-8
Note 1—Summary of Significant Accounting Policies . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	F-8
Note 2—Conservatorship, Senior Preferred Stock Purchase Agreement and Related Matters . . . . . . . .	F-16
Note 3—Consolidations and Transfers of Financial Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	F-22
Note 4—Mortgage Loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	F-24
Note 5—Allowance for Loan Losses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	F-37
Note 6—Investments in Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	F-40
Note 7—Financial Guarantees . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	F-40
Note 8—Short-Term and Long-Term Debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	F-41
Note 9—Derivative Instruments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . . . . . . . . . . . . . .	F-43
Note 10—Income Taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	F-47
Note 11—Segment Reporting . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	F-49
Note 12—Equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	F-52
Note 13—Regulatory Capital Requirements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	F-56
Note 14—Concentrations of Credit Risk . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	F-58
Note 15—Netting Arrangements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	F-64
Note 16—Fair Value . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	F-66
Note 17—Commitments and Contingencies . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	F-77

Fannie Mae 2024 Form 10-K	F-2

Report of Independent Registered Public Accounting Firm
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To Fannie Mae:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Fannie Mae and consolidated entities (in conservatorship) (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income, cash flows, and changes in equity for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31,
2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended
December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United
States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2025, expressed an adverse opinion on the Company’s internal control over financial reporting because of a material weakness.
Emphasis of a Matter
As discussed in Note 2 to the consolidated financial statements, the Company is currently under the control of the
Federal Housing Finance Agency (“FHFA”) as conservator. Further, the Company directly and indirectly received substantial support from the United States Government through the United States Department of the Treasury
(“Treasury”) and FHFA. The Company is dependent upon continued support of Treasury and FHFA.
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
The Company’s allowance for loan losses is a valuation allowance that reflects an estimate of expected credit losses related to its recorded investment in single-family and multifamily held-for-investment loans. The allowance for loan losses requires consideration of a broad range of information about current conditions and reasonable and supportable forecast information to develop loan loss estimates. The Company uses internal models to estimate credit losses that incorporate historical credit loss experience, adjusted for current economic forecasts and the current credit risk profile of the Company’s single-family and multifamily loan books of business. Management adjusts the modeled estimate when it identifies relevant information not yet reflected in the allowance for loan losses.
For its single-family mortgage loan allowance for loan losses, the Company uses a discounted cash flow method to measure expected credit losses. The model uses the current credit risk profile and reasonable and supportable

Fannie Mae 2024 Form 10-K	F-3

Report of Independent Registered Public Accounting Firm
forecasts for key economic drivers for single-family mortgage loans, including home prices and interest rates. For its multifamily mortgage loan allowance for loan losses, the Company uses an undiscounted cash flow method to measure expected credit losses. The model uses the current credit risk profile and reasonable and supportable forecasts for key economic drivers for multifamily mortgage loans, including net operating income and property valuations.
We identified the allowance for loan losses for single-family and multifamily mortgage loans held-for-investment, excluding the portion related to single-family reverse mortgage loans, as a critical audit matter because of the complexity of the Company’s internal models and the significant assumptions and judgments used by management.
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
◦The reasonableness of management’s significant assumptions, including the development of forecasted home price growth (single-family), forecasted interest rates (single-family), forecasted net operating income
(multifamily), and forecasted property valuations (multifamily).
◦The appropriateness of any qualitative adjustments (or lack thereof) to the modeled expected cash flow output, including additional risk characteristics identified by management that are not yet reflected in the model.
•We tested the accuracy of key data inputs, including historical loan data and economic data consumed by the internal models used to calculate expected credit losses.
/s/ Deloitte & Touche LLP
McLean, Virginia
February 14, 2025
We have served as the Company’s auditor since 2005.

Fannie Mae (In conservatorship) 2024 Form 10-K	F-4

Financial Statements | Consolidated Balance Sheets
FANNIE MAE
(In conservatorship)
Consolidated Balance Sheets
(Dollars in millions)

	As of December 31,
	2024	2023
ASSETS
Cash and cash equivalents	$38,853	$35,817
Restricted cash and cash equivalents (includes $31,893 and $25,836, respectively, related to consolidated trusts)	39,958	32,889
Securities purchased under agreements to resell	15,975	30,700
Investments in securities, at fair value	79,197	53,116
Mortgage loans:
Loans held for sale, at lower of cost or fair value	373	2,149
Loans held for investment, at amortized cost:
Of Fannie Mae	50,053	48,199
Of consolidated trusts	4,095,287	4,094,013
Total loans held for investment (includes $3,744 and $3,315, respectively, at fair value)	4,145,340	4,142,212
Allowance for loan losses	(7,707)	(8,730)
Total loans held for investment, net of allowance	4,137,633	4,133,482
Total mortgage loans	4,138,006	4,135,631
Advances to lenders	1,825	1,389
Deferred tax assets, net	10,545	11,681
Accrued interest receivable (includes $10,666 and $10,132, respectively, related to consolidated trusts)	11,364	10,724
Other assets	14,008	13,490
Total assets	$4,349,731	$4,325,437
LIABILITIES AND EQUITY
Liabilities:
Accrued interest payable (includes $10,858 and $10,212, respectively, related to consolidated trusts)	$11,585	$10,931
Debt:
Of Fannie Mae (includes $385 and $761, respectively, at fair value)	139,422	124,065
Of consolidated trusts (includes $13,292 and $14,343, respectively, at fair value)	4,088,675	4,098,653
Other liabilities (includes $1,699 and $1,713, respectively, related to consolidated trusts)	15,392	14,106
Total liabilities	4,255,074	4,247,755
Commitments and contingencies (Note 17)	—	—
Fannie Mae stockholders’ equity:
Senior preferred stock (liquidation preference of $212,029 and $195,224, respectively)	120,836	120,836
Preferred stock, 700,000,000 shares are authorized—555,374,922 shares issued and outstanding	19,130	19,130
Common stock, no par value, no maximum authorization—1,308,762,703 shares issued and 1,158,087,567 shares outstanding	687	687
Accumulated deficit	(38,625)	(55,603)
Accumulated other comprehensive income	29	32
Treasury stock, at cost, 150,675,136 shares	(7,400)	(7,400)
Total stockholders’ equity	94,657	77,682
Total liabilities and equity	$4,349,731	$4,325,437
See Notes to Consolidated Financial Statements

Fannie Mae (In conservatorship) 2024 Form 10-K	F-5

Financial Statements | Consolidated Statements of Operations and Comprehensive Income
FANNIE MAE
(In conservatorship)
Consolidated Statements of Operations and Comprehensive Income
(Dollars and shares in millions, except per share amounts)

	For the Year Ended December 31,
	2024	2023	2022
Interest income:
Investments in securities	$3,916	$4,158	$1,828
Mortgage loans	144,152	133,234	117,813
Other	2,498	2,322	656
Total interest income	150,566	139,714	120,297
Interest expense:
Short-term debt	(595)	(672)	(76)
Long-term debt	(121,223)	(110,269)	(90,798)
Total interest expense	(121,818)	(110,941)	(90,874)
Net interest income	28,748	28,773	29,423
Benefit (provision) for credit losses	186	1,670	(6,277)
Net interest income after benefit (provision) for credit losses	28,934	30,443	23,146
Fair value gains (losses), net	1,821	1,304	1,284
Investment gains (losses), net	(38)	(53)	(297)
Fee and other income	321	275	312
Non-interest income	2,104	1,526	1,299
Non-interest expense:
Salaries and employee benefits	(2,004)	(1,906)	(1,671)
Professional services, technology, and occupancy	(1,615)	(1,539)	(1,526)
Legislative assessments	(3,766)	(3,745)	(3,788)
Credit enhancement expense	(1,641)	(1,512)	(1,323)
Change in expected credit enhancement recoveries	194	(193)	727
Other expenses, net	(937)	(1,118)	(631)
Total non-interest expense	(9,769)	(10,013)	(8,212)
Income before federal income taxes	21,269	21,956	16,233
Provision for federal income taxes	(4,291)	(4,548)	(3,310)
Net income	16,978	17,408	12,923
Other comprehensive income (loss)	(3)	(3)	(3)
Total comprehensive income	$16,975	$17,405	$12,920
Net income	$16,978	$17,408	$12,923
Dividends distributed or amounts attributable to senior preferred stock	(16,975)	(17,405)	(12,920)
Net income attributable to common stockholders	$3	$3	$3
Earnings per share:
Basic	$0.00	$0.00	$0.00
Diluted	0.00	0.00	0.00
Weighted-average common shares outstanding:
Basic	5,867	5,867	5,867
Diluted	5,893	5,893	5,893
See Notes to Consolidated Financial Statements

Fannie Mae (In conservatorship) 2024 Form 10-K	F-6

Financial Statements | Consolidated Statements of Cash Flows
FANNIE MAE
(In conservatorship)
Consolidated Statements of Cash Flows
(Dollars in millions)

	For the Year Ended December 31,
	2024	2023	2022
Cash flows provided by (used in) operating activities:
Net income	$16,978	$17,408	$12,923
Reconciliation of net income to net cash provided by (used in) operating activities:
Amortization of cost basis adjustments	(1,590)	(2,535)	(5,731)
Net impact of hedged mortgage assets and debt	11	210	(423)
Provision (benefit) for credit losses	(186)	(1,670)	6,277
Valuation (gains) losses	(1,116)	(760)	361
Change in expected credit enhancement recoveries	(194)	193	(727)
Deferred income tax expense (benefit)	1,137	1,231	(195)
Net gains related to the disposition of acquired property and preforeclosure sales, including credit enhancements	(769)	(1,182)	(1,782)
Net change in accrued interest receivable	(733)	(1,110)	(1,826)
Net change in servicer advances	30	31	(217)
Net change in accrued interest payable	891	1,014	731
Other, net	331	130	(352)
Net change in trading securities	(25,310)	(1,077)	34,787
Net cash provided by (used in) operating activities	(10,520)	11,883	43,826
Cash flows provided by (used in) investing activities:
Mortgage loans acquired held for investment:
Purchases	(135,865)	(124,372)	(247,016)
Proceeds from sales	3,833	2,182	7,501
Proceeds from repayments	366,164	335,240	500,158
Advances to lenders	(95,139)	(103,364)	(178,450)
Proceeds from disposition of acquired property, preforeclosure sales and insurance proceeds	3,636	5,718	2,860
Net change in federal funds sold and securities purchased under agreements to resell	14,725	(16,135)	6,178
Other, net	441	(119)	(1,103)
Net cash provided by (used in) investing activities	157,795	99,150	90,128
Cash flows provided by (used in) financing activities:
Proceeds from issuance of debt of Fannie Mae	469,637	415,790	340,708
Payments to redeem debt of Fannie Mae	(454,693)	(427,161)	(403,967)
Proceeds from issuance of debt of consolidated trusts	224,003	228,976	469,955
Payments to redeem debt of consolidated trusts	(376,114)	(347,773)	(561,440)
Other, net	(3)	—	—
Net cash provided by (used in) financing activities	(137,170)	(130,168)	(154,744)
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	10,105	(19,135)	(20,790)
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	68,706	87,841	108,631
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$78,811	$68,706	$87,841
Cash paid during the period for:
Interest	$128,770	$118,897	$101,469
Income taxes, net of refunds	2,871	2,750	3,511
Supplemental information on non-cash activities related to mortgage loans (see Note 4)
See Notes to Consolidated Financial Statements

Fannie Mae (In conservatorship) 2024 Form 10-K	F-7

Financial Statements | Consolidated Statements of Changes in Equity
FANNIE MAE
(In conservatorship)
Consolidated Statements of Changes in Equity
(Dollars and shares in millions)

	Fannie Mae Stockholders’ Equity
	Shares Outstanding			Senior Preferred Stock	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Equity
	Senior Preferred	Preferred	Common
Balance as of December 31, 2021	1	556	1,158	$120,836	$19,130	$687	$(85,934)	$38	$(7,400)	$47,357
Comprehensive income:
Net income:	—	—	—	—	—	—	12,923	—	—	12,923
Other comprehensive income, net of tax effect:
Changes in net unrealized losses on available- for-sale securities (net of taxes of $8)	—	—	—	—	—	—	—	(33)	—	(33)
Reclassification adjustment for gains (losses) included in net income (net of taxes of $3)	—	—	—	—	—	—	—	13	—	13
Other (net of taxes of $4)	—	—	—	—	—	—	—	17	—	17
Total comprehensive income										12,920
Balance as of December 31, 2022	1	556	1,158	120,836	19,130	687	(73,011)	35	(7,400)	60,277
Comprehensive income:
Net income	—	—	—	—	—	—	17,408	—	—	17,408
Other comprehensive income, net of tax effect:
Changes in net unrealized losses on available- for-sale securities (net of taxes of $1)	—	—	—	—	—	—	—	(4)	—	(4)
Reclassification adjustment for gains (losses) included in net income (net of taxes of $0)	—	—	—	—	—	—	—	2	—	2
Other (net of taxes of $0)	—	—	—	—	—	—	—	(1)	—	(1)
Total comprehensive income										17,405
Balance as of December 31, 2023	1	556	1,158	120,836	19,130	687	(55,603)	32	(7,400)	77,682
Comprehensive income:
Net income	—	—	—	—	—	—	16,978	—	—	16,978
Other comprehensive income, net of tax effect:
Changes in net unrealized losses on available- for-sale securities (net of taxes of $0)	—	—	—	—	—	—	—	(1)	—	(1)
Reclassification adjustment for gains (losses) included in net income (net of taxes of $1)	—	—	—	—	—	—	—	2	—	2
Other (net of taxes of $1)	—	—	—	—	—	—	—	(4)	—	(4)
Total comprehensive income										16,975
Balance as of December 31, 2024	1	556	1,158	$120,836	$19,130	$687	$(38,625)	$29	$(7,400)	$94,657
See Notes to Consolidated Financial Statements

Fannie Mae (In conservatorship) 2024 Form 10-K	F-8

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
The measurement of assets and liabilities of VIEs that we consolidate depends on whether we are the transferor of assets into a VIE. When we are the transferor of assets into a VIE that we consolidate at the time of the transfer, we continue to recognize the assets and liabilities of the VIE at the amounts that they would have been recognized if we had not transferred the assets and no gain or loss is recognized. We are the transferor to the VIEs created during our

Fannie Mae (In conservatorship) 2024 Form 10-K	F-9

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
These repurchase agreements may allow us to repledge all, or a portion, of the transferred collateral, and we may repledge such collateral periodically, although it is not typically our practice to repledge collateral that has been transferred to us.

Fannie Mae (In conservatorship) 2024 Form 10-K	F-10

Notes to Consolidated Financial Statements | Summary of Significant Accounting Policies
Investments in Securities
We classify and account for our investments in securities as either trading or available-for-sale (“AFS”).
Both trading and AFS securities are measured at fair value in our consolidated balance sheets and the related purchase discounts or premiums are amortized into interest income on a level-yield basis over the contractual term of the security.
When securities are sold, we recognize realized gains (losses) on AFS securities using the specific identification method.
Gains (losses) are classified in the consolidated statements of operations and comprehensive income as follows.

Classification
	Trading	AFS
Unrealized gains (losses)	Fair value gains (losses), net	Other comprehensive income (loss)
Realized gains (losses)	Fair value gains (losses), net	Investment gains (losses), net
An AFS security is impaired if the fair value of the security is less than its amortized cost. The amount of impairment that represents credit loss is recorded in “Benefit (provision) for credit losses” in our consolidated statements of operations and comprehensive income.
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
In the presentation of our consolidated statements of cash flows, we present cash flows from loans classified as HFS at acquisition as operating activities. If a loan is initially classified as held for investment (“HFI”) and it is transferred to
HFS, the principal cash flows and sales proceeds from such loans continue to be presented as investing activities in our consolidated statements of cash flows.
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
For nonperforming loans transferred from HFI to HFS, based upon a change in our intent, we record the loans at the lower of cost or fair value on the date of transfer. When the fair value of the nonperforming loan is less than its amortized cost, we record a write-off against the allowance for loan losses in an amount equal to the excess of the amortized cost basis over the fair value of the loan. Any difference between the amount written off upon transfer and the recorded valuation allowance related to the transferred loan is recognized in “Benefit (provision) for credit losses” in our consolidated statements of operations and comprehensive income.
For performing loans transferred from HFI to HFS, based upon a change in our intent, the allowance for loan losses previously recorded on the HFI mortgage loan is reversed through “Benefit (provision) for credit losses” at the time of transfer. The loan is transferred to HFS at its amortized cost basis and a valuation allowance is established to the extent

Fannie Mae (In conservatorship) 2024 Form 10-K	F-11

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
We report the carrying value of HFI loans at the unpaid principal balance (“UPB”), net of unamortized premiums and discounts, other cost basis adjustments, and allowance for loan losses. We define the amortized cost of HFI loans as
UPB and accrued interest receivable, net, including any unamortized premiums, discounts, and other cost basis adjustments. We present accrued interest receivable separately from the amortized cost of our HFI loans in our consolidated balance sheets. We recognize interest income on HFI loans on an accrual basis using the effective yield method over the contractual life of the loan, including the amortization of any deferred cost basis adjustments, such as the premium or discount at acquisition, unless we determine that the ultimate collection of contractual principal or interest payments in full is not reasonably assured.
Nonaccrual Loans
We recognize interest income on an accrual basis except when we believe the collection of principal and interest in full is not reasonably assured. This generally occurs when a single-family loan is three or more months past due and a multifamily loan is two or more months past due according to its contractual terms. A loan is reported as past due if a full payment of principal and interest is not received within one month of its due date. When a loan is placed on nonaccrual status based on delinquency status, interest previously accrued but not collected on the loan is reversed through interest income.
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
Estimates of credit losses are based on expected cash flows derived from internal models that estimate loan performance under simulated ranges of economic environments. Our modeled loan performance is based on our historical experience of loans with similar risk characteristics, adjusted to reflect current conditions and reasonable and

Fannie Mae (In conservatorship) 2024 Form 10-K	F-12

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
We present foreclosed property in “Other assets” in our consolidated balance sheets. We held $1.7 billion and $1.8 billion of acquired property, net as of December 31, 2024 and December 31, 2023, respectively.
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
Multifamily Loans
Our allowance for loan losses on multifamily loans is calculated based on estimated probabilities of default and loss severities to derive expected loss ratios, which are then applied to the amortized cost basis of the loans. Our probabilities of default and severity are estimated using internal models based on historical loss experience of loans with similar risk characteristics that affect credit performance, such as debt service coverage ratio (“DSCR”), mark-to-
market LTV ratio, collateral type, age, loan size, geography, prepayment penalty term and note type. Our models simulate a range of possible future economic scenarios, which are used to estimate probabilities of default and loss severities. Key inputs to our models include net operating income and property values. These inputs are both projected based on Metropolitan Statistical Area data over the expected life of each loan.
When foreclosure of a multifamily loan is probable, the allowance for loan losses is calculated as the difference between the amortized cost basis of the loan and the fair value of the collateral as of the reporting date, adjusted for the estimated costs to sell the property.

Fannie Mae (In conservatorship) 2024 Form 10-K	F-13

Notes to Consolidated Financial Statements | Summary of Significant Accounting Policies
Restructured Loans
We may modify loans to borrowers experiencing financial difficulty as part of our loss mitigation activities and consider the effects of both actual and estimated restructurings in our estimate of expected credit losses. Loan restructurings are evaluated to determine whether they result in a new loan or a continuation of an existing loan. Loan restructurings are generally accounted for as a continuation of the existing loan when borrowers are experiencing financial difficulty as the terms of the restructured loans are typically not at market rates. Further, the allowance for loan losses does not measure the economic concession that is provided to the borrower because, when a discount rate is used to measure impairment, it is based on the loan’s restructured terms.
For most restructurings that occurred prior to January 1, 2022, we continue to apply the troubled debt restructuring
(“TDR”) accounting model. Under the TDR accounting model, we use the discount rate in effect prior to the restructuring to measure impairment on each loan, which results in the recognition of the economic concession granted to borrowers as part of the restructuring in the allowance for loan losses. As a result, the economic concession related to these loans will continue to be measured in our allowance for loan losses and may increase or decrease as we update our cash flow assumptions related to the loan’s expected life. Further, the component of the allowance for loan losses representing economic concessions will decrease as the borrower makes payments in accordance with the restructured terms of the loan and as the loan is sold, liquidated, or subsequently restructured.
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
Settlements of the advances to lenders, other than through lender repurchases of loans, are not collected in cash, but rather in the receipt of either loans or Fannie Mae MBS. Accordingly, this activity is reflected as non-cash supplemental information, which is disclosed in the “Non-Cash Activities Related to Mortgage Loans” table of “Note 4, Mortgage
Loans” in the line item entitled “Mortgage loans received by consolidated trusts to satisfy advances to lenders.”
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
We invest in Low-Income Housing Tax Credit (“LIHTC”) projects pursuant to Section 42 of the Internal Revenue Code, which generate both tax credits and net operating losses. We elect the proportional amortization method and amortize the cost of a LIHTC investment each reporting period in proportion to the tax credits and other tax benefits received. We recognize the resulting amortization as a component of the “Provision for federal income taxes” in our consolidated statements of operations and comprehensive income.
We present deferred taxes net in our consolidated balance sheets. We reduce our deferred tax assets by an allowance if, based on the weight of available positive and negative evidence, it is more likely than not (a probability of greater than
50%) that we will not realize some portion, or all, of the deferred tax asset.
We account for uncertain tax positions using a two-step approach whereby we recognize an income tax benefit if, based on the technical merits of a tax position, it is more likely than not that the tax position would be sustained upon examination by the taxing authority, which includes all related appeals and litigation. We then measure the recognized tax benefit based on the largest amount of tax benefit that is greater than 50% likely to be realized upon settlement with the taxing authority, considering all information available at the reporting date. Our tax years 2021 through 2023 remain open to examination by the IRS.
Derivative Instruments
We recognize derivatives in a gain position in “Other assets” and derivatives in a loss position in “Other liabilities” in our consolidated balance sheets at their fair value on a trade date basis. Changes in fair value and interest accruals on derivatives not in qualifying fair value hedging relationships are recorded as “Fair value gains (losses), net” in our consolidated statements of operations and comprehensive income. We offset the carrying amounts of certain derivatives that are in gain positions and loss positions as well as cash collateral receivables and payables associated

Fannie Mae (In conservatorship) 2024 Form 10-K	F-14

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
We present cash flows from derivatives that do not contain financing elements and their related gains and losses as operating activities in our consolidated statements of cash flows.
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
If a hedging relationship qualifies for hedge accounting, the change in the fair value of the interest-rate swap and the change in the fair value of the hedged item for the risk being hedged are recorded through net interest income. A corresponding basis adjustment is recorded against the hedged item, either the pool of loans or the debt, for the changes in the fair value attributable to the risk being hedged. For hedging relationships that hedge pools of single-
family loans, basis adjustments are allocated to individual single-family loans based on the relative UPB of each loan at the termination of the hedging relationship. The cumulative basis adjustments on the hedged item are amortized into earnings using the effective interest method over the contractual life of the hedged item, with amortization beginning upon termination of the hedging relationship.
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
The recognition of basis adjustments on the hedged item and the subsequent amortization are noncash activities and are removed from net income to derive the “Net cash provided by (used in) operating activities” in our consolidated statements of cash flows. Cash paid or received on designated derivative instruments during a hedging relationship is reported as “Net cash provided by (used in) operating activities” in the consolidated statements of cash flows.
Commitments to Purchase and Sell Loans and Securities
We enter into commitments to purchase and sell mortgage-backed securities and to purchase single-family and multifamily loans. Certain of these commitments to purchase or sell mortgage-backed securities and to purchase single-
family loans are accounted for as derivatives, while other commitments are not within the scope of the derivative accounting criteria or do not meet the definition of a derivative.

Fannie Mae (In conservatorship) 2024 Form 10-K	F-15

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
debt of consolidated trusts for any difference between the purchase price of the MBS and the carrying value of the related consolidated MBS debt reported in our consolidated balance sheets (including unamortized premiums, discounts and other cost basis adjustments) at the time of purchase as a component of “Other expenses, net” in our consolidated

Fannie Mae (In conservatorship) 2024 Form 10-K	F-16

Notes to Consolidated Financial Statements | Summary of Significant Accounting Policies
statements of operations and comprehensive income. When we issue consolidated debt, the debt is recorded at its fair value with any premiums or discounts amortized over the securities’ contractual life.
New Accounting Guidance
Segment Reporting
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures. The ASU enhances disclosure of an entity’s reportable segments by requiring additional information about significant segment expenses, interim disclosures of certain segment information that previously were only required on an annual basis and other detailed segment-related disclosures. The ASU was adopted retrospectively for the annual period ended December 31,
2024. The adoption of this guidance did not have a material impact on our consolidated financial statements.
Income Taxes
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax
Disclosures, which enhances the required disclosures primarily related to the income tax rate reconciliation and income taxes paid. The ASU requires an entity’s income tax rate reconciliation to provide additional information for reconciling items meeting a quantitative threshold, and to disclose certain selected categories within the income tax rate reconciliation. The ASU also requires entities to disclose the amount of income taxes paid, disaggregated by federal, state and foreign taxes. The ASU is effective for annual periods beginning after December 15, 2024, though early adoption is permitted. The adoption of this guidance is not expected to have a material impact on our financial statements.
Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense
Disaggregation Disclosures. The guidance enhances the disclosures about an entity’s expenses by requiring more detailed information about the types of expenses in commonly presented expense captions. This guidance is effective for fiscal years beginning after December 15, 2026 and interim periods beginning after December 15, 2027. We are currently evaluating the impact that the new guidance will have on our consolidated financial statements.
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
As conservator, FHFA has broad authority over our business and operations, including the authority to:
•direct us to enter into contracts or enter into contracts on our behalf; and
•transfer or sell our assets or liabilities.
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
While we are operating in conservatorship, our directors:
•serve on behalf of the conservator;
•exercise their authority as directed by and with the approval (where required) of the conservator;
•owe their fiduciary duties of care and loyalty solely to the conservator, and not to either the company or the stockholders; and

Fannie Mae (In conservatorship) 2024 Form 10-K	F-17

Notes to Consolidated Financial Statements | Conservatorship, Senior Preferred Stock Purchase Agreement and Related Matters
•are elected by the conservator, not by our stockholders.
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
Receivership
Under the GSE Act, the FHFA Director must place us into receivership if they determine that our assets are less than our obligations (that is, we have a net worth deficit) or if we have not been paying our debts as they become due, in either case, for a period of 60 days. FHFA has clarified that the 60-day measurement period will commence no earlier than the SEC filing deadline for our Form 10-K or Form 10-Q for the relevant period. In addition, the FHFA Director may, with the prior consent of Treasury, place us into receivership at the Director’s discretion at any time for other reasons set forth in the GSE Act, including if we are critically undercapitalized or if we are undercapitalized and have no reasonable prospect of becoming adequately capitalized. Should we be placed into receivership, different assumptions would be required to determine the carrying value of our assets, which would likely lead to substantially different financial results.
We are not aware of any plans of FHFA: (1) to fundamentally change our business model, or (2) to reduce the aggregate amount available under the senior preferred stock purchase agreement or held by the company under our equity structure.
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
The senior preferred stock purchase agreement and the terms of the senior preferred stock have been amended multiple times since 2008 by FHFA (acting on our behalf) and Treasury. On January 2, 2025, modifications were made to certain provisions of the senior preferred stock purchase agreement, senior preferred stock and warrant, including the following:
•Removed the restrictive covenants in the senior preferred stock purchase agreement that had previously been suspended by a September 2021 letter agreement.
•Amended provisions of the senior preferred stock purchase agreement that permitted FHFA to terminate our conservatorship in certain limited circumstances without Treasury’s prior consent. As modified, the senior preferred stock purchase agreement now requires Treasury’s prior written consent for the termination of our conservatorship in all cases, except if receivership is required under the GSE Act.
•Amended the requirement in the senior preferred stock purchase agreement that we comply with the terms of the enterprise regulatory capital framework as published in the Federal Register on December 17, 2020, disregarding any subsequent amendment or other modifications to that rule, to now require that we comply with the terms of the enterprise regulatory capital framework as amended from time to time.
•Additional miscellaneous changes, including modifying the notice provisions of the senior preferred stock purchase agreement, senior preferred stock and warrant.
The amendment to the senior preferred stock qualifies as a modification rather than an extinguishment and issuance of a new equity instrument. As a result, this amendment will not trigger a change in the carrying value of the senior preferred stock during the first quarter of 2025.
The senior preferred stock purchase agreement and accompanying stock certificate include key provisions that impact us, including those described in the table below. For a discussion of the terms of the senior preferred stock related to dividends, liquidation preference, and limits on redemptions and paydowns, see “Note 12, Equity.”

Fannie Mae (In conservatorship) 2024 Form 10-K	F-18

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

Dividends and Share Repurchases	•We may not pay dividends or make other distributions on or repurchase our equity securities (other than the senior preferred stock).

Fannie Mae (In conservatorship) 2024 Form 10-K	F-19

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

Termination of Conservatorship	•Neither we nor FHFA may terminate or seek to terminate the conservatorship without the prior consent of Treasury, other than through a mandatory receivership.
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
Executive Compensation
•We may not enter into any new compensation arrangements or increase amounts or benefits payable under existing compensation arrangements with any of our executive officers (as defined by Securities and Exchange Commission (“SEC”) rules) without the consent of the FHFA Director, in consultation with the Secretary of the Treasury.

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

Fannie Mae (In conservatorship) 2024 Form 10-K	F-20

Notes to Consolidated Financial Statements | Conservatorship, Senior Preferred Stock Purchase Agreement and Related Matters

Enterprise Regulatory Capital Framework	•We are required to comply with the enterprise regulatory capital framework rule as amended from time to time.
Risk Management Plan	•While in conservatorship, we must provide an annual risk management plan to Treasury.
Senior Preferred Stock and Common Stock Warrant
For information about the senior preferred stock and the common stock warrant, see “Note 12, Equity.”
Impact of U.S. Government Support
We have been operating under the control of FHFA as conservator since 2008, which is a form of government support.
We continue to rely on financial support from Treasury pursuant to our senior preferred stock purchase agreement to eliminate any net worth deficits we may experience in the future, which would otherwise trigger our being placed into receivership by FHFA. Treasury also has authority under the Charter Act to purchase up to $2.25 billion of the debt obligations that we issue. We believe that continued support from Treasury and our status as a government-sponsored enterprise are essential to maintaining our access to debt funding and maintaining the liquidity necessary to conduct our normal business activities. Therefore, changes or perceived changes in (i) our status as a government-sponsored enterprise, (ii) our support from Treasury and/or (iii) the creditworthiness of the U.S. government could have a material adverse impact on our access to debt funding or the cost of debt funding. These events would have a negative impact on our liquidity, financial condition, and results of operations. Our reliance on support from the U.S. government is critical to keeping us operating as a going concern.
Related Parties
Because Treasury holds a warrant to purchase shares of Fannie Mae common stock equal to 79.9% of the total number of shares of Fannie Mae common stock, we and Treasury are deemed related parties. As of December 31, 2024,
Treasury held an investment in our senior preferred stock with an aggregate liquidation preference of $212.0 billion.
On January 2, 2025, certain provisions of the senior preferred stock purchase agreement, senior preferred stock and warrant were modified by FHFA (acting on our behalf) and Treasury, as described above in the “Senior Preferred Stock
Purchase Agreement” section.
FHFA’s control of both Fannie Mae and Freddie Mac has caused Fannie Mae, FHFA and Freddie Mac to be deemed related parties. Additionally, Fannie Mae and Freddie Mac jointly own Common Securitization Solutions, LLC (“CSS”), a limited liability company created to operate a common securitization platform; as a result, CSS is deemed a related party.

Fannie Mae (In conservatorship) 2024 Form 10-K	F-21

Notes to Consolidated Financial Statements | Conservatorship, Senior Preferred Stock Purchase Agreement and Related Matters
Recurring transactions with our related parties are described below:

Related Party	Transaction	Description
Treasury	Temporary Payroll Tax Cut Continuation Act of 2011 (“TCCA”)
Under the TCCA, we have an obligation to collect 10 basis points in guaranty fees on single-family mortgages delivered to us and pay the associated revenue to Treasury. The Infrastructure Investment and Jobs Act was enacted in November 2021 and extended our obligation under the TCCA to October 1,
2032. In January 2022, FHFA advised us to continue to collect and pay these
TCCA fees on and after October 1, 2032 with respect to loans we acquired before this date until those loans are paid off or otherwise liquidated.

Capital Magnet Fund
The GSE Act requires us to set aside funding obligations for Treasury’s
Capital Magnet Fund. These funding obligations are measured as the product of 4.2 basis points and the UPB of our total new business purchases for the respective period, with 35% of this amount payable to Treasury’s Capital
Magnet Fund.

FHFA	Annual Assessments under the GSE Act	The GSE Act authorizes FHFA to establish an annual assessment for regulated entities, including Fannie Mae, for FHFA’s costs and expenses, as well as to maintain FHFA’s working capital.
Treasury & Freddie Mac	Making Home Affordable Program
We served as program administrator for Treasury’s Home Affordable
Modification Program (“HAMP”) and other initiatives under Treasury’s Making
Home Affordable Program. Our role as program administrator concluded in the third quarter of 2023. We received reimbursements from Treasury and
Freddie Mac for expenses incurred in this role and our final reimbursement was received in the fourth quarter of 2023.

CSS & Freddie Mac	Equity Investment in CSS
Our investment in CSS is accounted for using the equity method. As a part of our joint ownership, Fannie Mae, Freddie Mac and CSS are parties to several agreements which set forth the overall framework for the joint venture and the terms under which CSS provides mortgage securitization services to us and
Freddie Mac. CSS operates as a separate company from us and Freddie
Mac, with all funding and limited administrative support services and other resources provided to it by us and Freddie Mac.

The following table provides the income statement impact of our related party transactions for the periods presented in addition to the associated liability at period end. The associated liability represents amounts accrued with respect to the related party transactions that have not yet been paid to the applicable related parties. In addition to the impact described in the table below, our equity investment in CSS is classified as “Other assets” in our consolidated balance sheets. We contributed $68 million and $72 million to CSS for the twelve months ended December 31, 2024 and 2023, respectively.

Related Party	Activity	Income Statement Classification	For the Year Ended December 31,			Other Liabilities as of December 31,
			2024	2023	2022	2024	2023
			(Dollars in millions)
Treasury	TCCA fees	Legislative assessments	$3,442	$3,431	$3,369	$861	$861
Treasury	Treasury’s Capital Magnet Fund	Legislative assessments	56	54	101	56	54
FHFA	FHFA assessments	Legislative assessments	164	159	132	—	—
Treasury & Freddie Mac	Making Home Affordable Program reimbursements	Other expenses, net	—	6	15	—	—
CSS & Freddie Mac	Net operating losses associated with our investment in CSS	Other expenses, net	68	72	65	—	—

Fannie Mae (In conservatorship) 2024 Form 10-K	F-22

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
may have been previously guaranteed by Fannie Mae, we are only exposed to incremental credit risk when we guaranty the timely payment of principal and interest on underlying securities that were issued by Freddie Mac and were not previously guaranteed by us. We may also be exposed to prepayment risk via our ownership of securities issued by

Fannie Mae (In conservatorship) 2024 Form 10-K	F-23

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
Limited Partnerships
Our LIHTC investments primarily represent limited partnership interests in entities that have been organized by a fund manager who acts as the general partner. These LIHTC partnerships seek out equity investments in LIHTC operating partnerships that have been established to identify, develop and operate affordable multifamily housing that is leased to qualifying residential tenants. Fannie Mae does not consolidate these entities because our limited partnership interest does not provide us with a controlling financial interest.
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
Unconsolidated VIEs
We do not consolidate VIEs when we are not deemed to be the primary beneficiary. The following table displays the carrying amount and classification of our assets and liabilities that relate to our involvement with unconsolidated securitization and resecuritization trusts.

	As of December 31,
	2024	2023
	(Dollars in millions)
Assets and liabilities recorded in our consolidated balance sheets related to unconsolidated mortgage-backed trusts:
Investments in securities, at fair value	$1,182	$4,863
Other assets	33	37
Other liabilities	(38)	(42)
Net carrying amount	$1,177	$4,858
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
Our maximum exposure to loss related to unconsolidated securitization and resecuritization trusts, which includes but is not limited to our exposure to these Freddie Mac securities, was approximately $203 billion and $223 billion as of
December 31, 2024 and 2023, respectively. The total assets of our unconsolidated securitization and resecuritization trusts were approximately $204 billion and $273 billion as of December 31, 2024 and 2023, respectively.
The maximum exposure to loss for our unconsolidated limited partnerships and similar legal entities, which consist primarily of LIHTC investments, was $669 million and the related net carrying value was $669 million as of December
31, 2024. As of December 31, 2023, the maximum exposure to loss was $530 million and the related net carrying value was $528 million. The total assets of these limited partnership investments were $6.4 billion and $5.8 billion as of
December 31, 2024 and 2023, respectively.

Fannie Mae (In conservatorship) 2024 Form 10-K	F-24

Notes to Consolidated Financial Statements | Consolidations and Transfers of Financial Assets
The maximum exposure to loss related to our involvement with unconsolidated SPVs that transfer credit risk represents the unpaid principal balance and accrued interest payable of obligations issued by the CAS and MCAS SPVs. The maximum exposure to loss related to these unconsolidated SPVs was $23.2 billion and $21.4 billion as of December 31,
2024 and 2023, respectively. The total assets related to these unconsolidated SPVs were $23.2 billion and $21.4 billion as of December 31, 2024 and 2023, respectively.
The unpaid principal balance of our multifamily loan portfolio was $490.4 billion as of December 31, 2024. As our lending relationship does not provide us with a controlling financial interest in the borrower entity, we do not consolidate these borrowers regardless of their status as either a VIE or a voting interest entity. We have excluded these entities from our VIE disclosures. However, the disclosures we have provided in “Note 4, Mortgage Loans,” “Note 5, Allowance for Loan Losses” and “Note 7, Financial Guarantees” with respect to this population are consistent with the FASB’s stated objectives for the disclosures related to unconsolidated VIEs.
Transfers of Financial Assets and Portfolio Securitizations
We issue single-class Fannie Mae MBS through portfolio securitization transactions by transferring pools of mortgage loans or mortgage-related securities to one or more trusts or special purpose entities. For the years ended December
31, 2024, 2023 and 2022, the unpaid principal balance of portfolio securitizations was $139.7 billion, $131.6 billion and
$270.5 billion, respectively. We consolidate the substantial majority of our portfolio securitization trusts.
We retain interests from the transfer and sale of mortgage-related securities to unconsolidated single-class portfolio securitization trusts and unconsolidated single class and multi-class portfolio resecuritization trusts. As of December 31,
2024, the unpaid principal balance of retained interests was $661 million and its related fair value was $1.0 billion. As of
December 31, 2023, the unpaid principal balance of retained interests was $821 million and its related fair value was
$1.3 billion. For the years ended December 31, 2024, 2023 and 2022, the principal, interest and other fees received on retained interests was $253 million, $282 million and $397 million, respectively.
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
loans, interest-only loans, negative-amortizing loans and second liens.
The following table displays the carrying value of our mortgage loans and allowance for loan losses.

	As of December 31,
	2024	2023
	(Dollars in millions)
Single-family	$3,619,838	$3,641,385
Multifamily	490,358	461,247
Total unpaid principal balance of mortgage loans	4,110,196	4,102,632
Cost basis and fair value adjustments, net	35,517	41,729
Allowance for loan losses for HFI loans	(7,707)	(8,730)
Total mortgage loans(1)	$4,138,006	$4,135,631
(1)Excludes $10.8 billion and $10.4 billion of accrued interest receivable as of December 31, 2024 and 2023, respectively.

Fannie Mae (In conservatorship) 2024 Form 10-K	F-25

Notes to Consolidated Financial Statements | Mortgage Loans
The following table displays information about our purchase of HFI loans, redesignation of loans and the sales of mortgage loans during the period.

	For the Year Ended December 31,
	2024	2023	2022
	(Dollars in millions)
Purchase of HFI loans:
Single-family unpaid principal balance	$325,243	$315,990	$614,836
Multifamily unpaid principal balance	54,661	52,829	69,206

Single-family loans redesignated from HFI to HFS:
Amortized cost	$2,329	$3,334	$7,825
Lower of cost or fair value adjustment at time of redesignation(1)	(270)	(658)	(679)
Allowance reversed at time of redesignation	21	42	373

Single-family loans redesignated from HFS to HFI:
Amortized cost	$77	$372	$2,004

Single-family loans sold:
Unpaid principal balance	$4,488	$2,573	$8,069
Realized gains, net	35	10	126
(1)Consists of the write-off against the allowance at the time of redesignation.
Aging Analysis
The following tables display an aging analysis of the total amortized cost of our HFI mortgage loans by portfolio segment and class of financing receivable, excluding loans for which we have elected the fair value option.

	As of December 31, 2024
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(1)	Total Delinquent	Current	Total	Loans 90 Days or More Delinquent and Accruing Interest	Nonaccrual Loans with No Allowance
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$34,339	$9,582	$20,004	$63,925	$3,183,403	$3,247,328	$329	$3,790
15-year or less, amortizing fixed-rate	1,545	352	616	2,513	367,214	369,727	16	208
Adjustable-rate	158	45	92	295	24,723	25,018	3	18
Other(2)	488	143	407	1,038	19,568	20,606	21	184
Total single-family	36,530	10,122	21,119	67,771	3,594,908	3,662,679	369	4,200
Multifamily(3)	491	N/A	2,060	2,551	487,176	489,727	76	1,070
Total	$37,021	$10,122	$23,179	$70,322	$4,082,084	$4,152,406	$445	$5,270

Fannie Mae (In conservatorship) 2024 Form 10-K	F-26

Notes to Consolidated Financial Statements | Mortgage Loans

	As of December 31, 2023
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(1)	Total Delinquent	Current	Total	Loans 90 Days or More Delinquent and Accruing Interest	Nonaccrual Loans with No Allowance
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$33,119	$8,093	$18,659	$59,871	$3,148,171	$3,208,042	$1,371	$3,457
15-year or less, amortizing fixed-rate	1,846	319	650	2,815	425,598	428,413	74	176
Adjustable-rate	184	42	100	326	26,032	26,358	11	21
Other(2)	586	171	562	1,319	23,772	25,091	148	228
Total single-family	35,735	8,625	19,971	64,331	3,623,573	3,687,904	1,604	3,882
Multifamily(3)	449	N/A	1,699	2,148	459,206	461,354	171	594
Total	$36,184	$8,625	$21,670	$66,479	$4,082,779	$4,149,258	$1,775	$4,476
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
The amortized cost of single-family mortgage loans for which formal foreclosure proceedings were in process was $4.7 billion and $4.6 billion as of December 31, 2024 and 2023, respectively. As a result of our various loss mitigation and foreclosure prevention efforts, we expect that a portion of the loans in the process of formal foreclosure proceedings will not ultimately foreclose.
Credit Quality Indicators and Write-offs by Year of Origination
The estimated mark-to-market LTV ratio is a primary factor we consider when estimating our allowance for loan losses for single-family loans. As LTV ratios increase, the borrower’s equity in the home decreases, which may negatively affect the borrower’s ability to refinance or to sell the property for an amount at or above the outstanding balance of the loan.

Fannie Mae (In conservatorship) 2024 Form 10-K	F-27

Notes to Consolidated Financial Statements | Mortgage Loans
The following tables display information about the credit quality of our single-family HFI loans, based on total amortized cost as well as current year write-offs of our single-family HFI mortgage loans by class of financing receivable and year of origination, excluding loans for which we have elected the fair value option.

	Credit Quality Indicators as of December 31, 2024 and Write-offs for the year ended December 31, 2024, by Year of Origination(1)
	2024	2023	2022	2021	2020	Prior	Total
	(Dollars in millions)
Estimated mark-to-market LTV ratio:(2)
20- and 30-year or more, amortizing fixed-rate:
Less than or equal to 80%	$156,136	$161,237	$324,160	$849,984	$714,620	$710,162	$2,916,299
Greater than 80% and less than or equal to 90%	53,904	67,163	71,059	18,333	2,078	1,338	213,875
Greater than 90% and less than or equal to 100%	67,749	27,468	16,801	1,757	233	205	114,213
Greater than 100%	266	670	1,616	208	48	133	2,941
Total 20- and 30-year or more, amortizing fixed-rate	278,055	256,538	413,636	870,282	716,979	711,838	3,247,328
Current-year 20- and 30-year or more, amortizing fixed-rate write-offs	$2	$43	$130	$114	$71	$261	$621
15-year or less, amortizing fixed-rate:
Less than or equal to 80%	7,508	6,455	31,140	145,254	102,032	75,904	368,293
Greater than 80% and less than or equal to 90%	576	314	168	11	—	—	1,069
Greater than 90% and less than or equal to 100%	323	24	16	1	—	—	364
Greater than 100%	—	—	1	—	—	—	1
Total 15-year or less, amortizing fixed-rate	8,407	6,793	31,325	145,266	102,032	75,904	369,727
Current-year 15-year or less, amortizing fixed-rate write-offs	—	1	2	2	1	4	10
Adjustable-rate:
Less than or equal to 80%	1,471	1,790	4,369	5,400	1,478	8,159	22,667
Greater than 80% and less than or equal to 90%	434	502	729	44	5	2	1,716
Greater than 90% and less than or equal to 100%	272	154	165	4	1	1	597
Greater than 100%	—	8	29	1	—	—	38
Total adjustable-rate	2,177	2,454	5,292	5,449	1,484	8,162	25,018
Current-year adjustable-rate write-offs	—	—	1	—	—	1	2
Other:
Less than or equal to 80%	—	—	—	—	—	16,945	16,945
Greater than 80% and less than or equal to 90%	—	—	—	—	—	58	58
Greater than 90% and less than or equal to 100%	—	—	—	—	—	27	27
Greater than 100%	—	—	—	—	—	24	24
Total other	—	—	—	—	—	17,054	17,054
Current-year other write-offs	—	—	—	—	—	37	37
Total for all classes by LTV ratio:(2)
Less than or equal to 80%	$165,115	$169,482	$359,669	$1,000,638	$818,130	$811,170	$3,324,204
Greater than 80% and less than or equal to 90%	54,914	67,979	71,956	18,388	2,083	1,398	216,718
Greater than 90% and less than or equal to 100%	68,344	27,646	16,982	1,762	234	233	115,201
Greater than 100%	266	678	1,646	209	48	157	3,004
Total	$288,639	$265,785	$450,253	$1,020,997	$820,495	$812,958	$3,659,127
Total current-year write-offs	$2	$44	$133	$116	$72	$303	$670

Fannie Mae (In conservatorship) 2024 Form 10-K	F-28

Notes to Consolidated Financial Statements | Mortgage Loans

	Credit Quality Indicators of December 31, 2023, and Write-offs for the year ended December 31, 2023, by Year of Origination(1)
	2023	2022	2021	2020	2019	Prior	Total
	(Dollars in millions)
Estimated mark-to-market LTV ratio:(2)
20- and 30-year or more, amortizing fixed-rate:
Less than or equal to 80%	$148,641	$314,384	$889,434	$767,596	$136,654	$648,964	$2,905,673
Greater than 80% and less than or equal to 90%	57,686	95,509	38,790	3,424	804	1,082	197,295
Greater than 90% and less than or equal to 100%	61,658	35,602	4,002	363	71	189	101,885
Greater than 100%	1,000	1,764	189	47	17	172	3,189
Total 20- and 30-year or more, amortizing fixed-rate	268,985	447,259	932,415	771,430	137,546	650,407	3,208,042
Current-year 20- and 30-year or more, amortizing fixed-rate write-offs	$2	$35	$53	$45	$108	$560	$803
15-year or less, amortizing fixed-rate:
Less than or equal to 80%	7,110	35,224	165,294	117,795	17,162	84,222	426,807
Greater than 80% and less than or equal to 90%	581	647	52	2	—	1	1,283
Greater than 90% and less than or equal to 100%	259	58	1	—	—	1	319
Greater than 100%	1	2	—	—	—	1	4
Total 15-year or less, amortizing fixed-rate	7,951	35,931	165,347	117,797	17,162	84,225	428,413
Current-year 15-year or less, amortizing fixed-rate write-offs	—	—	1	1	1	5	8
Adjustable-rate:
Less than or equal to 80%	1,566	4,452	5,945	1,654	710	9,716	24,043
Greater than 80% and less than or equal to 90%	499	1,030	90	6	2	3	1,630
Greater than 90% and less than or equal to 100%	299	330	11	—	—	1	641
Greater than 100%	14	29	1	—	—	—	44
Total adjustable-rate	2,378	5,841	6,047	1,660	712	9,720	26,358
Current-year adjustable-rate write-offs	—	1	—	—	—	2	3
Other:
Less than or equal to 80%	—	—	—	—	27	19,418	19,445
Greater than 80% and less than or equal to 90%	—	—	—	—	—	81	81
Greater than 90% and less than or equal to 100%	—	—	—	—	—	39	39
Greater than 100%	—	—	—	—	—	35	35
Total other	—	—	—	—	27	19,573	19,600
Current-year other write-offs	—	—	—	—	—	52	52
Total for all classes by LTV ratio:(2)
Less than or equal to 80%	$157,317	$354,060	$1,060,673	$887,045	$154,553	$762,320	$3,375,968
Greater than 80% and less than or equal to 90%	58,766	97,186	38,932	3,432	806	1,167	200,289
Greater than 90% and less than or equal to 100%	62,216	35,990	4,014	363	71	230	102,884
Greater than 100%	1,015	1,795	190	47	17	208	3,272
Total	$279,314	$489,031	$1,103,809	$890,887	$155,447	$763,925	$3,682,413
Total current-year write-offs	$2	$36	$54	$46	$109	$619	$866
(1)Excludes $3.6 billion and $5.5 billion as of December 31, 2024 and 2023, respectively, of mortgage loans guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies, which represents primarily reverse mortgages for which we do not calculate an estimated mark-to-market LTV ratio. For the years ended December 31, 2024 and 2023, it also excludes write-offs of $47 million and $7 million, respectively, of mortgage loans guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies. Year of loan origination may not be the same as the period in which we subsequently acquired the loan.
(2)The aggregate estimated mark-to-market LTV ratio is based on the unpaid principal balance of the loan divided by the estimated current value of the property as of the end of each reported period, which we calculate using an internal valuation model that estimates periodic changes in home value.

Fannie Mae (In conservatorship) 2024 Form 10-K	F-29

Notes to Consolidated Financial Statements | Mortgage Loans
The following tables display the total amortized cost of our multifamily HFI loans by year of origination and credit-risk rating, excluding loans for which we have elected the fair value option. Property rental income and property valuations are key inputs to our internally assigned credit risk ratings. The tables below also include current year write-offs of our multifamily HFI mortgage loans by year of origination, excluding loans for which we have elected the fair value option.

	Credit Quality Indicators as of December 31, 2024 and Write-offs for the year ended December 31, 2024, by Year of Origination(1)
	2024	2023	2022	2021	2020	Prior	Total
	(Dollars in millions)
Internally assigned credit risk rating:
Pass(2)	$49,867	$51,194	$49,570	$59,687	$71,657	$175,887	$457,862
Special mention(3)	54	68	165	353	162	280	1,082
Substandard(4)	429	2,626	9,045	3,259	2,500	12,820	30,679
Doubtful(5)	—	42	—	62	—	—	104
Total	$50,350	$53,930	$58,780	$63,361	$74,319	$188,987	$489,727
Current-year write-offs	$—	$81	$192	$16	$27	$189	$505

	Credit Quality Indicators as of December 31, 2023 and Write-offs for the year ended December 31, 2023, by Year of Origination(1)
	2023	2022	2021	2020	2019	Prior	Total
	(Dollars in millions)
Internally assigned credit risk rating:
Pass(2)	$49,944	$51,380	$60,563	$72,791	$56,901	$136,860	$428,439
Special mention(3)	4	11	181	32	46	130	404
Substandard(4)	521	9,517	3,654	2,703	3,893	12,188	32,476
Doubtful(5)	25	—	—	—	10	—	35
Total	$50,494	$60,908	$64,398	$75,526	$60,850	$149,178	$461,354
Current-year write-offs	$—	$3	$4	$6	$23	$365	$401
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
(4)Loans classified as “Substandard” have a well-defined weakness that jeopardizes the timely full repayment. We had loans in our seniors housing portfolio with an amortized cost of $3.8 billion and $6.9 billion as of December 31, 2024 and 2023, respectively, classified as substandard.
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
for sale and those for which we have elected the fair value option. See “Note 1, Summary of Significant Accounting
Policies” for additional information on our accounting policies for single-family and multifamily loans that have been restructured.

Fannie Mae (In conservatorship) 2024 Form 10-K	F-30

Notes to Consolidated Financial Statements | Mortgage Loans
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
Loan modifications include the following concessions as necessary to achieve a targeted payment reduction as outlined by our Servicing Guide:
•capitalization of past due amounts, a form of payment delay, which capitalizes interest and other eligible default related amounts that were advanced on behalf of the borrower that are past due into the unpaid principal balance; and
•a term extension, which may extend the contractual maturity date of the loan up to 40 years from the effective date of the modification.
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
Restructurings for Borrowers Experiencing Financial Difficulty
The following tables display the amortized cost of HFI mortgage loans that were restructured, during the periods indicated, presented by portfolio segment and class of financing receivable.

Fannie Mae (In conservatorship) 2024 Form 10-K	F-31

Notes to Consolidated Financial Statements | Mortgage Loans

	For the Year Ended December 31, 2024
	Payment Delay (Only)
	Forbearance Plan	Payment Deferral	Trial Modification and Repayment Plans	Payment Delay and Term Extension(1)	Payment Delay, Term Extension, Interest Rate Reduction, and Other(1)	Total	Percentage of Total by Financing Class(2)
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$11,545	$10,786	$8,473	$8,750	$165	$39,719	1%
15-year or less, amortizing fixed- rate	476	342	276	4	1	1,099	*
Adjustable-rate	58	38	29	—	8	133	1
Other	67	122	102	76	37	404	2
Total single-family	12,146	11,288	8,880	8,830	211	41,355	1
Multifamily	151	—	—	—	1,119	1,270	*
Total(3)	$12,297	$11,288	$8,880	$8,830	$1,330	$42,625	1%

	For the Year Ended December 31, 2023
	Payment Delay (Only)
	Forbearance Plan	Payment Deferral	Trial Modification and Repayment Plans	Payment Delay and Term Extension(1)	Payment Delay, Term Extension, Interest Rate Reduction, and Other(1)	Total	Percentage of Total by Financing Class(2)
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$10,935	$10,653	$7,146	$6,728	$380	$35,842	1%
15-year or less, amortizing fixed-rate	472	421	273	2	1	1,169	*
Adjustable-rate	65	36	27	—	9	137	1
Other	120	136	142	115	74	587	2
Total single-family	11,592	11,246	7,588	6,845	464	37,735	1
Multifamily	562	—	—	—	992	1,554	*
Total(3)	$12,154	$11,246	$7,588	$6,845	$1,456	$39,289	1%

Fannie Mae (In conservatorship) 2024 Form 10-K	F-32

Notes to Consolidated Financial Statements | Mortgage Loans

	For the Year Ended December 31, 2022
	Payment Delay (Only)
	Forbearance Plan	Payment Deferral	Trial Modification and Repayment Plans	Payment Delay and Term Extension(1)	Payment Delay, Term Extension and Interest Rate Reduction(1)	Total	Percentage of Total by Financing Class(2)
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$15,697	$16,875	$5,287	$4,109	$11,342	$53,310	2%
15-year or less, amortizing fixed-rate	794	875	233	3	2	1,907	*
Adjustable-rate	90	76	36	—	39	241	1
Other	296	369	181	121	450	1,417	4
Total single-family	16,877	18,195	5,737	4,233	11,833	56,875	2
Multifamily	283	—	—	—	40	323	*
Total(3)	$17,160	$18,195	$5,737	$4,233	$11,873	$57,198	1%
*Represents less than 0.5% of total by financing class.
(1)Represents loans that received a contractual modification.
(2)Based on the amortized cost basis as of period end, divided by the period end amortized cost basis of the corresponding class of financing receivable.
(3)Excludes $1.7 billion, $1.8 billion and $4.0 billion for the years ended December 31, 2024, 2023 and 2022, respectively, for loans that were the subject of loss mitigation activity during the period that paid off, were repurchased or were sold prior to period end. Also excludes loans that liquidated either through foreclosure, deed-in-lieu of foreclosure, or a short sale. Loans may move from one category to another, as a result of the restructuring(s) they received during the period.
Our estimate of future credit losses uses a lifetime methodology, derived from modeled loan performance based on extensive historical experience of loans with similar risk characteristics, adjusted to reflect current conditions and reasonable and supportable forecasts. The historical loss experience used in our single-family and multifamily credit loss models includes the impact of the loss mitigation options provided to borrowers experiencing financial difficulty, and also includes the impact of projected loss severities as a result of a loan default

Fannie Mae (In conservatorship) 2024 Form 10-K	F-33

Notes to Consolidated Financial Statements | Mortgage Loans
The following tables summarize the financial impacts of loan modifications and payment deferrals made to single-family
HFI loans presented by class of financing receivable. We discuss the qualitative impacts of forbearance plans, repayment plans, and trial modifications earlier in this footnote. As a result, those loss mitigation options are excluded from the table below.

	For the Year Ended December 31, 2024
	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (in Months)	Average Amount Capitalized as a Result of a Payment Delay(1)
Loan by class of financing receivable:(2)
20- and 30-year or more, amortizing fixed-rate	0.68%	161	$13,000
15-year or less, amortizing fixed-rate	1.77	80	10,534
Adjustable-rate	2.55	—	10,710
Other	0.82	168	18,511

	For the Year Ended December 31, 2023
	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (in Months)	Average Amount Capitalized as a Result of a Payment Delay(1)
Loan by class of financing receivable:(2)
20- and 30-year or more, amortizing fixed-rate	1.06%	171	$16,186
15-year or less, amortizing fixed-rate	1.62	72	14,236
Adjustable-rate	1.62	—	14,608
Other	1.36	189	20,910

	For the Year Ended December 31, 2022
	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (in Months)	Average Amount Capitalized as a Result of a Payment Delay(1)
Loan by class of financing receivable:(2)
20- and 30-year or more, amortizing fixed-rate	1.42%	179	$22,248
15-year or less, amortizing fixed-rate	2.54	55	19,276
Adjustable-rate	0.70	—	22,153
Other	1.80	187	22,773
(1)Represents the average amount of delinquency-related amounts that were capitalized as part of the loan balance. Amounts are in whole dollars.
(2)Excludes the financial effects of modifications for loans that were paid off or otherwise liquidated as of period end.

Fannie Mae (In conservatorship) 2024 Form 10-K	F-34

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
of all past-due amounts or as a result of a loan modification or payment deferral. Therefore, forbearance plans, repayment plans and trial modifications are not included in default tables below.

	For the Year Ended December 31, 2024
	Payment Delay as a Result of a Payment Deferral (Only)	Payment Delay and Term Extension	Payment Delay, Term Extension, Interest Rate Reduction, and Other	Total
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$3,209	$1,786	$35	$5,030
15-year or less, amortizing fixed-rate	79	—	—	79
Adjustable-rate	12	—	3	15
Other	37	13	14	64
Total single-family	3,337	1,799	52	5,188
Multifamily	—	—	—	—
Total loans that subsequently defaulted(1)(2)	$3,337	$1,799	$52	$5,188

	For the Year Ended December 31, 2023
	Payment Delay as a Result of a Payment Deferral (Only)	Payment Delay and Term Extension	Payment Delay, Term Extension, Interest Rate Reduction, and Other	Total
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$1,933	$1,078	$233	$3,244
15-year or less, amortizing fixed-rate	57	—	1	58
Adjustable-rate	5	—	2	7
Other	23	22	19	64
Total single-family	2,018	1,100	255	3,373
Multifamily	—	—	—	—
Total loans that subsequently defaulted(1)(2)	$2,018	$1,100	$255	$3,373
(1)Represents amortized cost as of period end. Excludes loans that liquidated either through foreclosure, deed-in-lieu of foreclosure, or a short sale.
(2)The substantial majority of loans that received a completed modification or a payment deferral during the three months ended December
31, 2024 did not default during the fourth quarter of 2024. The substantial majority of loans that received a completed modification or a payment deferral during the three months ended December 31, 2023 did not default during the fourth quarter of 2023.

Fannie Mae (In conservatorship) 2024 Form 10-K	F-35

Notes to Consolidated Financial Statements | Mortgage Loans
The following table displays the amortized cost of HFI loans that received a completed modification or payment deferral on or after January 1, 2022, the date we adopted ASU 2022-02, through December 31, 2022 and that defaulted in the period presented.

	For the Year Ended December 31, 2022
	Payment Delay as a Result of a Payment Deferral (Only)	Payment Delay and Term Extension	Payment Delay, Term Extension and Interest Rate Reduction	Total
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$1,695	$258	$648	$2,601
15-year or less, amortizing fixed-rate	56	—	—	56
Adjustable-rate	7	—	3	10
Other	41	11	42	94
Total single-family	1,799	269	693	2,761
Multifamily	—	—	—	—
Total loans that subsequently defaulted(1)(2)	$1,799	$269	$693	$2,761
(1)Represents amortized cost as of period end. Excludes loans that liquidated either through foreclosure, deed-in-lieu of foreclosure, or a short sale.
(2)The substantial majority of loans that received a completed modification or a payment deferral during for the three months ended
December 31, 2022 did not default during the fourth quarter of 2022.
The following tables display an aging analysis of HFI mortgage loans that were restructured during the twelve months prior to December 31, 2024, 2023 and 2022, respectively, presented by portfolio segment and class of financing receivable.

	As of December 31, 2024(1)
	30-59 Days Delinquent	60-89 Days Delinquent(2)	Seriously Delinquent	Total Delinquent	Current	Total
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$4,560	$3,649	$13,343	$21,552	$12,986	$34,538
15-year or less, amortizing fixed-rate	123	113	398	634	372	1,006
Adjustable-rate	17	16	50	83	41	124
Other	48	34	129	211	132	343
Total single-family loans modified	4,748	3,812	13,920	22,480	13,531	36,011
Multifamily	35	N/A	61	96	1,174	1,270
Total loans restructured(3)	$4,783	$3,812	$13,981	$22,576	$14,705	$37,281

Fannie Mae (In conservatorship) 2024 Form 10-K	F-36

Notes to Consolidated Financial Statements | Mortgage Loans

	As of December 31, 2023(1)
	30-59 Days Delinquent	60-89 Days Delinquent(2)	Seriously Delinquent	Total Delinquent	Current	Total
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$3,520	$2,323	$11,955	$17,798	$13,598	$31,396
15-year or less, amortizing fixed-rate	111	76	409	596	473	1,069
Adjustable-rate	11	9	56	76	50	126
Other	61	39	165	265	252	517
Total single-family loans modified	3,703	2,447	12,585	18,735	14,373	33,108
Multifamily	—	N/A	557	557	998	1,555
Total loans restructured(3)	$3,703	$2,447	$13,142	$19,292	$15,371	$34,663

	As of December 31, 2022(1)
	30-59 Days Delinquent	60-89 Days Delinquent(2)	Seriously Delinquent	Total Delinquent	Current	Total
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$4,113	$2,785	$13,995	$20,893	$27,379	$48,272
15-year or less, amortizing fixed-rate	147	114	552	813	962	1,775
Adjustable-rate	15	14	79	108	117	225
Other	113	67	365	545	755	1,300
Total single-family loans modified	4,388	2,980	14,991	22,359	29,213	51,572
Multifamily	3	N/A	265	268	55	323
Total loans restructured(3)	$4,391	$2,980	$15,256	$22,627	$29,268	$51,895
(1)As of December 31, 2024, the substantial majority of loans that received a completed modification or a payment deferral during the fourth quarter of 2024 were not delinquent as of December 31, 2024. As of December 31, 2023, the substantial majority of loans that received a completed modification or a payment deferral during the fourth quarter of 2023 were not delinquent as of December 31, 2023. As of
December 31, 2022, the substantial majority of loans that received a completed modification or a payment deferral during the fourth quarter of 2022 were not delinquent as of December 31, 2022.
(2)Multifamily loans 60-89 days delinquent are included in the seriously delinquent column.
(3)Represents the amortized cost basis as of period end.
Nonaccrual Loans
The table below displays the accrued interest receivable written off through the reversal of interest income for nonaccrual loans. See “Note 1, Summary of Significant Accounting Policies” for more information about our policy for nonaccrual loans.

	For the Year Ended December 31,
	2024	2023	2022
	(Dollars in millions)
Accrued interest receivable written off through the reversal of interest income:
Single-family	$391	$325	$61
Multifamily	32	49	1

Fannie Mae (In conservatorship) 2024 Form 10-K	F-37

Notes to Consolidated Financial Statements | Mortgage Loans
The table below includes the amortized cost of and interest income recognized on our HFI single-family and multifamily loans on nonaccrual status by class, excluding loans for which we have elected the fair value option.

	As of December 31,				For the Year Ended December 31,
	2024	2023	2022	2021	2024	2023	2022
	Amortized Cost(1)				Total Interest Income Recognized(2)
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$25,218	$21,971	$9,447	$17,599	$481	$379	$207
15-year or less, amortizing fixed- rate	770	727	200	430	11	9	4
Adjustable-rate	114	109	53	107	3	2	1
Other	482	508	617	1,101	10	10	11
Total single-family	26,584	23,315	10,317	19,237	505	400	223
Multifamily	2,517	1,890	2,200	1,259	55	41	75
Total nonaccrual loans	$29,101	$25,205	$12,517	$20,496	$560	$441	$298
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
Non-Cash Activities Related to Mortgage Loans
The table below displays non-cash activities related to mortgage loans.

	For the Year Ended December 31,
	2024	2023	2022
	(Dollars in millions)
Non-cash activities related to mortgage loans:
Mortgage loans acquired by assuming debt	$151,123	$140,162	$246,883
Net transfers from mortgage loans of Fannie Mae to mortgage loans of consolidated trusts	123,333	117,885	265,066
Mortgage loans received by consolidated trusts to satisfy advances to lenders	94,294	103,141	185,203
Transfers from mortgage loans to other assets(1)	2,799	4,160	2,344
(1)Transfers from mortgage loans to other assets includes foreclosures, pre-foreclosure sales, third-party sales and conveyances.
5.  Allowance for Loan Losses
We maintain an allowance for loan losses for HFI loans held by Fannie Mae and by consolidated Fannie Mae MBS trusts, excluding loans for which we have elected the fair value option. When calculating our allowance for loan losses, we consider the unpaid principal balance, net of unamortized premiums and discounts, and other cost basis adjustments of HFI loans at the balance sheet date. We record write-offs as a reduction to our allowance for loan losses at the point of foreclosure, completion of a short sale, upon the redesignation of nonperforming and reperforming loans from HFI to HFS or when a loan is determined to be uncollectible.

Fannie Mae (In conservatorship) 2024 Form 10-K	F-38

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
recognized as “Benefit (provision) for credit losses” in our consolidated statements of operations and comprehensive income.

	For the Year Ended December 31,
	2024	2023	2022
	(Dollars in millions)
Single-family allowance for loan losses:
Beginning balance	$(6,671)	$(9,443)	$(4,950)
Benefit (provision) for loan losses	888	2,079	(5,061)
Write-offs	717	873	883
Recoveries	(253)	(203)	(276)
Other	—	23	(39)
Ending balance	$(5,319)	$(6,671)	$(9,443)
Multifamily allowance for loan losses:
Beginning balance	$(2,059)	$(1,904)	$(679)
Benefit (provision) for loan losses	(748)	(497)	(1,245)
Write-offs	505	401	43
Recoveries	(86)	(59)	(23)
Ending balance	$(2,388)	$(2,059)	$(1,904)
Total allowance for loan losses:
Beginning balance	$(8,730)	$(11,347)	$(5,629)
Benefit (provision) for loan losses	140	1,582	(6,306)
Write-offs	1,222	1,274	926
Recoveries	(339)	(262)	(299)
Other	—	23	(39)
Ending balance	$(7,707)	$(8,730)	$(11,347)
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
Our single-family benefit for loan losses in 2024 was primarily driven by improvements to our longer-term single-family home price forecast, partially offset by provision from the risk profile of newly acquired loans, and provision related to higher mortgage interest rates.
•Home price forecast benefit. We recognized a benefit from improvements to our longer-term single-family home price forecast. Higher home prices decrease the likelihood that loans will default and reduce the amount of losses on loans that default, which impacts our estimate of losses and ultimately reduces our loss reserves and provision for loan losses.
•Provision for newly acquired loans. The provision for newly acquired loans was primarily driven by the credit risk profile of our 2024 single-family acquisitions, which primarily consisted of purchase loans. Purchase loans generally have higher origination LTV ratios than refinance loans; therefore, purchase loans generally have a higher estimated risk of default and loss severity in the allowance than refinance loans and a correspondingly higher loan loss provision at the time of acquisition.
•Provision for higher interest rates. We also recognized provision from higher mortgage interest rates. As mortgage rates increase, we expect a decrease in future prepayments on single-family loans. Lower expected prepayments extend the expected life of the loan, which increases our expectation of loan losses.

Fannie Mae (In conservatorship) 2024 Form 10-K	F-39

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
Our multifamily provision for loan losses in 2024 was primarily driven by declining multifamily property values, an increase in multifamily loan delinquencies, and provision related to our estimate of losses on loans involving fraud or suspected fraud. These factors were partially offset by an improved long-term forecast of multifamily property net operating income (“NOI”).
•Provision relating to declining multifamily property values. During 2024, multifamily property values declined, primarily due to elevated interest rates resulting in higher market yield requirements. This decrease in property values led to higher LTV ratios for loans in our multifamily guaranty book of business, which drove higher estimated risk of default and loss severity in the allowance and therefore a higher loan loss provision.
•Provision relating to increased delinquencies. Multifamily loan delinquencies increased in 2024, particularly for adjustable-rate conventional loans that became seriously delinquent and were written down to their net recoverable amount, which contributed to the multifamily provision for loan losses.
•Provision relating to fraud or suspected fraud. Expected losses relating to multifamily lending transactions involving fraud or suspected fraud further heightened the risk of default and added to our multifamily loan loss provision.
•Benefit relating to improved NOI forecast. Our forecast of NOI on multifamily properties improved compared to our prior forecast, which also positively impacted our projection of multifamily property values. This improvement in our NOI forecast was primarily due to a refinement of our forecast assumptions to use the average NOI historical growth rate for a longer period of the forecast.
The primary factors that contributed to our multifamily provision for loan losses in 2023 were:
•Provision from changes in loan activity. This was primarily driven by new acquisitions resulting in book growth, as well as increased delinquencies and declining DSCRs on the multifamily guaranty book, particularly in instances where the DSCR declined to at or below a 1.0x coverage ratio.
•Provision from actual and projected economic data. Multifamily property values decreased throughout 2023, which resulted in higher estimated LTV ratios on the loans in our multifamily guaranty book of business, resulting in a provision for loan losses.

Fannie Mae (In conservatorship) 2024 Form 10-K	F-40

Notes to Consolidated Financial Statements | Investments in Securities
6.  Investments in Securities
The following table displays our investments in securities.

	As of December 31,
	2024	2023
	(Dollars in millions)
Trading securities:
Mortgage-related securities (includes $300 million and $364 million, respectively, related to consolidated trusts)	$1,098	$4,770
Non-mortgage-related securities (includes $8.9 billion and $5.7 billion, respectively, pledged as collateral)(1)	77,630	47,782
Total trading securities	78,728	52,552
Available-for-sale securities (amortized cost of $487 million and $584 million, respectively)	469	564
Total investments in securities	$79,197	$53,116
(1)Primarily includes U.S. Treasury securities.
The following table displays information about our net trading gains (losses).

	For the Year Ended December 31,
	2024	2023	2022
	(Dollars in millions)
Net trading gains (losses)	$570	$1,006	$(3,504)
Net trading gains (losses) recognized in the period related to securities still held at period end	367	1,041	(2,865)
There were no significant gross unrealized gains or losses on our AFS investment portfolio at December 31, 2024 or
2023. Additionally, the allowance for credit losses on our AFS investment portfolio was not significant at December 31,
2024 or 2023.
There were no sales of AFS securities during the years ended December 31, 2024, 2023, or 2022.
7.  Financial Guarantees
We recognize a guaranty obligation for our obligation to stand ready to perform on our guarantees to unconsolidated trusts and other guaranty arrangements. These off-balance sheet guarantees expose us to credit losses primarily relating to the unpaid principal balance of our unconsolidated Fannie Mae MBS and other financial guarantees. As of
December 31, 2024, the maximum remaining contractual term of our guarantees was 28 years; however, the actual term of each guaranty may be significantly less than the contractual term based on the prepayment characteristics of the related mortgage loans. We measure our guaranty reserve for estimated credit losses for off-balance sheet exposures over the contractual period for which they are exposed to the credit risk, unless that obligation is unconditionally cancellable by the issuer.
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
concluded that the associated credit risk is negligible. Accordingly, we exclude from the following table Freddie Mac securities backing unconsolidated Fannie Mae-issued structured securities of $200.1 billion and $215.6 billion as of
December 31, 2024 and 2023, respectively.

Fannie Mae (In conservatorship) 2024 Form 10-K	F-41

Notes to Consolidated Financial Statements | Financial Guarantees
The following table displays our off-balance sheet maximum exposure, guaranty obligation recognized in our consolidated balance sheets and the potential maximum recovery from third parties through available credit enhancements and recourse related to our financial guarantees.

	As of December 31,
	2024			2023
	Maximum Exposure	Guaranty Obligation	Maximum Recovery(1)	Maximum Exposure	Guaranty Obligation	Maximum Recovery(1)
	(Dollars in millions)
Unconsolidated Fannie Mae MBS	$2,484	$13	$2,432	$2,778	$14	$2,713
Other guaranty arrangements(2)	8,914	56	1,954	9,154	65	1,967
Total	$11,398	$69	$4,386	$11,932	$79	$4,680
(1)Recoverability of such credit enhancements and recourse is subject to, among other factors, the ability of our mortgage insurers and the
U.S. government, as a financial guarantor, to meet their obligations to us. For information on our mortgage insurers, see “Note 14,
Concentrations of Credit Risk.”
(2)Primarily consists of credit enhancements and long-term standby commitments.
8.  Short-Term and Long-Term Debt
Short-Term Debt
The following table displays our outstanding short-term debt (debt with an original contractual maturity of one year or less) and weighted-average interest rates of this debt.

	As of December 31,
	2024		2023
	Outstanding	Weighted- Average Interest Rate(1)	Outstanding	Weighted- Average Interest Rate(1)
	(Dollars in millions)
Short-term debt of Fannie Mae	$11,188	4.33%	$17,314	5.13%
(1)Includes the effects of discounts, premiums and other cost basis adjustments.

Fannie Mae (In conservatorship) 2024 Form 10-K	F-42

Notes to Consolidated Financial Statements | Short-Term and Long-Term Debt
Long-Term Debt
Long-term debt represents debt with an original contractual maturity of greater than one year. The following table displays our outstanding long-term debt.

	As of December 31,
	2024			2023
	Maturities	Outstanding(1)	Weighted- Average Interest Rate(2)	Maturities	Outstanding(1)	Weighted- Average Interest Rate(2)
	(Dollars in millions)
Senior fixed:
Benchmark notes and bonds	2025 - 2030	$44,655	2.87%	2024 - 2030	$54,727	2.79%
Medium-term notes(3)	2025 - 2034	42,208	2.21	2024 - 2031	42,217	1.58
Other(4)	2025 - 2038	6,632	3.98	2024 - 2038	6,787	3.98
Total senior fixed		93,495	2.66		103,731	2.40
Senior floating:
Medium-term notes(3)	2026 - 2027	32,435	4.67	N/A	—	—
Connecticut Avenue Securities(5)	2025 - 2031	2,055	10.99	2024 - 2031	2,752	11.12
Other(6)	2037	249	8.10	2037	268	8.79
Total senior floating		34,739	5.07		3,020	10.92
Total long-term debt of Fannie Mae(7)		128,234	3.30		106,751	2.63
Debt of consolidated trusts	2025 - 2063	4,088,675	2.96	2024 - 2062	4,098,653	2.56
Total long-term debt		$4,216,909	2.97%		$4,205,404	2.57%
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
(7)Includes unamortized discounts and premiums, fair value adjustments, hedge-related cost basis adjustments, and other cost basis adjustments in a net discount position of $3.6 billion and $4.0 billion as of December 31, 2024 and 2023, respectively.
Our long-term debt includes a variety of debt types. We issue fixed and floating-rate medium-term notes with maturities greater than one year that are issued through dealer banks. We also offer Benchmark Notes® that provide increased efficiency, liquidity and tradability to the market through regularly-scheduled issuance dates during the year that we have the option to use. Additionally, we have historically issued notes and bonds denominated in a foreign currency but have not issued any foreign currency debt in the periods presented. We effectively convert all outstanding foreign currency-
denominated transactions into U.S. dollars through the use of foreign currency swaps for the purpose of funding our mortgage assets. Our long-term debt also includes CAS securities issued prior to November 2018, which are credit risk-
sharing securities that transfer a portion of the credit risk on specified pools of single-family mortgage loans to the investors in these securities.
Our other long-term debt includes callable and non-callable securities, which include all long-term non-Benchmark securities, such as zero-coupon bonds, fixed rate and other long-term securities, and are generally negotiated underwritings with one or more dealers or dealer banks.
Characteristics of Debt
As of December 31, 2024 and 2023, the face amount of our debt securities of Fannie Mae was $143.1 billion and
$128.1 billion, respectively. As of December 31, 2024, we had zero-coupon debt with a face amount of $11.5 billion, which had an effective interest rate of 4.36%. As of December 31, 2023, we had zero-coupon debt with a face amount of $11.6 billion, which had an effective interest rate of 5.06%.
We issue callable debt instruments to manage the duration and prepayment risk of expected cash flows of the mortgage assets we own. Our outstanding debt as of December 31, 2024 and 2023 included $41.0 billion and $43.8 billion, respectively, of callable debt that could be redeemed, in whole or in part, at our option on or after a specified date.

Fannie Mae (In conservatorship) 2024 Form 10-K	F-43

Notes to Consolidated Financial Statements | Short-Term and Long-Term Debt
The following table displays the amount of our long-term debt as of December 31, 2024 by year of maturity for each of the years 2025 through 2029 and thereafter. The first column assumes that we pay off this debt at maturity or on the call date if the call has been announced, while the second column assumes that we redeem our callable debt at the next available call date.

	Long-Term Debt by Year of Maturity	Assuming Callable Debt Redeemed at Next Available Call Date
	(Dollars in millions)
2025	$38,265	$63,236
2026	40,249	38,317
2027	13,437	6,859
2028	5,501	1,391
2029	8,350	2,890
Thereafter	22,432	15,541
Total long-term debt of Fannie Mae(1)	128,234	128,234
Debt of consolidated trusts(2)	4,088,675	4,088,675
Total long-term debt	$4,216,909	$4,216,909
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
commitments that are accounted for as derivatives.
We recognize all derivatives as either assets or liabilities in our consolidated balance sheets at their fair value on a trade-date basis. See “Note 16, Fair Value” for additional information on derivatives recorded at fair value.

Fannie Mae (In conservatorship) 2024 Form 10-K	F-44

Notes to Consolidated Financial Statements | Derivative Instruments
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
Notional and Fair Value Position of our Derivatives
The following table displays the notional amount and estimated fair value of our asset and liability derivative instruments.

	As of December 31,
	2024			2023
	Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
		Asset Derivatives	Liability Derivatives		Asset Derivatives	Liability Derivatives
	(Dollars in millions)
Risk management derivatives designated as hedging instruments:
Swaps:(1)
Pay-fixed	$26,704	$—	$—	$9,954	$—	$—
Receive-fixed	10,057	—	—	28,587	—	—
Total risk management derivatives designated as hedging instruments	36,761	—	—	38,541	—	—
Risk management derivatives not designated as hedging instruments:
Swaps:(1)
Pay-fixed	146,628	—	—	136,648	—	—
Receive-fixed	135,686	71	(2,164)	115,288	76	(3,085)
Basis	250	26	—	250	44	—
Foreign currency	310	—	(81)	316	—	(66)
Swaptions:(1)
Pay-fixed	7,006	280	(31)	5,816	195	(12)
Receive-fixed	5,916	24	(92)	2,666	13	(60)
Futures(1)	86	—	—	32	—	—
Total risk management derivatives not designated as hedging instruments	295,882	401	(2,368)	261,016	328	(3,223)
Netting adjustment(2)	—	(362)	2,367	—	(283)	3,200
Total risk management derivatives portfolio	332,643	39	(1)	299,557	45	(23)
Mortgage commitment derivatives:
Mortgage commitments to purchase whole loans	2,634	1	(9)	2,734	14	—
Forward contracts to purchase mortgage- related securities	31,883	3	(118)	14,264	98	(2)
Forward contracts to sell mortgage-related securities	78,934	108	(10)	43,942	—	(102)
Total mortgage commitment derivatives	113,451	112	(137)	60,940	112	(104)
Credit enhancement derivatives	28,775	28	(16)	27,624	45	(13)
Derivatives at fair value	$474,869	$179	$(154)	$388,121	$202	$(140)
(1)Centrally cleared derivatives have no ascribable fair value because the positions are settled daily.

Fannie Mae (In conservatorship) 2024 Form 10-K	F-45

Notes to Consolidated Financial Statements | Derivative Instruments
(2)The netting adjustment represents the effect of the legal right to offset under legally enforceable master netting arrangements to settle with the same counterparty on a net basis, including cash collateral posted and received. Cash collateral posted was $2.0 billion and $2.9 billion as of December 31, 2024 and 2023, respectively. Cash collateral received was $3 million and $5 million as of December 31, 2024 and 2023, respectively.
We record all gains and losses, including accrued interest, on derivatives while they are not in a qualifying hedging relationship in “Fair value gains (losses), net” in our consolidated statements of operations and comprehensive income.
The following table displays, by type of derivative instrument, the fair value gains and losses, net on our derivatives.

	For the Year Ended December 31,
	2024	2023	2022
	(Dollars in millions)
Risk management derivatives:
Swaps:
Pay-fixed	$1,472	$(1,441)	$5,541
Receive-fixed	242	2,441	(4,788)
Basis	(22)	39	(143)
Foreign currency	(15)	32	(87)
Swaptions:
Pay-fixed	66	(2)	142
Receive-fixed	(20)	(10)	(19)
Futures	1	—	(1)
Net contractual interest expense on interest-rate swaps	(964)	(711)	(265)
Total risk management derivatives fair value gains (losses), net	760	348	380
Mortgage commitment derivatives fair value gains (losses), net	533	120	2,708
Credit enhancement derivatives fair value gains (losses), net	(82)	46	(97)
Total derivatives fair value gains (losses), net	$1,211	$514	$2,991

Fannie Mae (In conservatorship) 2024 Form 10-K	F-46

Notes to Consolidated Financial Statements | Derivative Instruments
Effect of Fair Value Hedge Accounting
The following table displays the effect of fair value hedge accounting on our consolidated statements of operations and comprehensive income, including gains and losses recognized on fair value hedging relationships.

		For the Year Ended December 31,
		2024		2023
		Interest Income: Mortgage Loans	Interest Expense: Long- Term Debt	Interest Income: Mortgage Loans	Interest Expense: Long- Term Debt
	(Dollars in millions)
Total amounts presented in our consolidated statements of operations and comprehensive income		$144,152	$(121,223)	$133,234	$(110,269)

Gains (losses) from fair value hedging relationships:
Mortgage loans HFI and related interest-rate contracts:
Hedged items		$(675)	$—	$398	$—
Discontinued hedge-related basis adjustment amortization		33	—	56	—
Derivatives designated as hedging instruments		636	—	(430)	—
Interest accruals on derivative hedging instruments		315	—	155	—
Debt of Fannie Mae and related interest-rate contracts:
Hedged items		—	502	—	(128)
Discontinued hedge-related basis adjustment amortization		—	(863)	—	(834)
Derivatives designated as hedging instruments		—	(363)	—	682
Interest accruals on derivative hedging instruments		—	(425)	—	(888)
Gains (losses) recognized in net interest income on fair value hedging relationships		$309	$(1,149)	$179	$(1,168)
Hedged Items in Fair Value Hedging Relationships
The following table displays the carrying amounts of the hedged items that have been in qualifying fair value hedges recorded in our consolidated balance sheets, including the hedged item’s cumulative basis adjustments and the closed portfolio balances under the portfolio layer method. The hedged item carrying amounts and total basis adjustments include both open and discontinued hedges. The amortized cost and designated UPB consists only of open hedges as of December 31, 2024.

	As of December 31, 2024
	Carrying Amount Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Basis Adjustments Included in the Carrying Amount		Closed Portfolio of Mortgage Loans Under Portfolio Layer Method
		Total Basis Adjustments(1)(2)	Remaining Adjustments - Discontinued Hedge	Total Amortized Cost	Designated UPB
	(Dollars in millions)
Mortgage loans HFI	$1,109,445	$(816)	$(816)	$813,536	$26,825
Debt of Fannie Mae	(47,849)	3,390	3,390	N/A	N/A

Fannie Mae (In conservatorship) 2024 Form 10-K	F-47

Notes to Consolidated Financial Statements | Derivative Instruments

	As of December 31, 2023
	Carrying Amount Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Basis Adjustments Included in the Carrying Amount		Closed Portfolio of Mortgage Loans Under Portfolio Layer Method
		Total Basis Adjustments(1)(2)	Remaining Adjustments - Discontinued Hedge	Total Amortized Cost	Designated UPB
	(Dollars in millions)
Mortgage loans HFI	$449,137	$(174)	$(174)	$218,419	$9,955
Debt of Fannie Mae	(59,462)	3,751	3,751	N/A	N/A
(1)No basis adjustment associated with open hedges, as all hedges are designated at the close of business, with a one-day term.
(2)Based on the unamortized balance of the hedge-related cost basis.
Derivative Counterparty Credit Exposure
Our derivative counterparty credit exposure relates principally to interest-rate derivative contracts. We are exposed to the risk that a counterparty in a derivative transaction will default on payments due to us, which may require us to seek a replacement derivative from a different counterparty. This replacement may be at a higher cost, or we may be unable to find a suitable replacement. We manage our derivative counterparty credit exposure relating to our risk management derivative transactions mainly through enforceable master netting arrangements, which allow us to net derivative assets and liabilities with the same counterparty or clearing organization and clearing member. For our OTC derivative transactions, we require counterparties to post collateral, which may include cash, U.S. Treasury securities, agency debt and agency mortgage-related securities. See “Note 15, Netting Arrangements” for information on our rights to offset assets and liabilities as of December 31, 2024 and 2023.
For certain OTC derivatives, the amount of collateral we pledge to counterparties related to our derivative instruments is determined after considering our credit ratings. Currently, our long-term senior debt is rated AA+ or above by the three major rating agencies. If our long-term senior debt credit ratings were downgraded to established thresholds in our OTC derivative contracts, which range from A3/A- to Baa2/BBB or below, we would be required to provide additional collateral to certain counterparties. The aggregate fair value of our OTC derivative instruments with credit-risk-related contingent features that were in a net liability position was $1.3 billion and $1.8 billion, for which we posted collateral of
$948 million and $1.6 billion as of December 31, 2024 and 2023, respectively. If our credit ratings were downgraded to
Baa2/BBB or below, the maximum additional collateral we would have been required to post to our counterparties as of
December 31, 2024 and 2023 would have been $725 million and $798 million, respectively.
10.  Income Taxes
Provision for Federal Income Taxes
We are subject to federal income tax, but we are exempt from state and local income taxes. The following table displays the components of our provision for federal income taxes.

	For the Year Ended December 31,
	2024	2023	2022
	(Dollars in millions)
Current income tax benefit (provision)	$(3,154)	$(3,317)	$(3,505)
Deferred income tax benefit (provision)(1)	(1,137)	(1,231)	195
Provision for federal income taxes	$(4,291)	$(4,548)	$(3,310)
(1)Amount excludes the current income tax effect of items recognized directly in “Total stockholders' equity.”

Fannie Mae (In conservatorship) 2024 Form 10-K	F-48

Notes to Consolidated Financial Statements | Income Taxes
The following table displays the difference between the statutory corporate tax rate and our effective tax rate.

	For the Year Ended December 31,
	2024	2023	2022
Statutory corporate tax rate	21.0%	21.0%	21.0%
Research tax credits	(0.3)	(0.2)	(1.5)
Equity investments in affordable housing projects	(0.3)	(0.2)	(0.1)
Valuation allowance	(0.1)	0.1	0.7
Other	(0.1)	—	0.3
Effective tax rate	20.2%	20.7%	20.4%
Our effective tax rate is the provision for federal income taxes expressed as a percentage of income or loss before federal income taxes. Our effective tax rates for the years 2024, 2023, and 2022 were impacted by benefits for research tax credits, investments in housing projects eligible for low-income housing tax credits, and changes in the valuation allowance against our capital loss carryforward tax asset.
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
Based on all positive and negative evidence available as of December 31, 2024, we concluded that it is more likely than not that our deferred tax assets will be realized, except the deferred tax asset relating to capital loss carryforwards. For the deferred tax asset relating to capital loss carryforwards, we concluded that the negative evidence outweighed the positive evidence, and it is more likely than not that these capital loss carryforwards will not be utilized during the allowable five-year carryforward period, which will expire in 2027 and 2028 if unused. Therefore, a valuation allowance has been recorded against our capital loss carryforward deferred tax asset, which is included in “Other, net” in the table below.

Fannie Mae (In conservatorship) 2024 Form 10-K	F-49

Notes to Consolidated Financial Statements | Income Taxes
The following table displays our deferred tax assets and deferred tax liabilities.

	As of December 31,
	2024	2023
	(Dollars in millions)
Deferred tax assets:
Mortgage and mortgage-related assets	$5,060	$5,944
Allowance for loan losses and basis in acquired property, net	1,392	1,571
Derivative instruments	291	766
Partnership and other equity investments	9	21
Interest-only securities	3,982	3,801
Other, net	749	617
Total deferred tax assets	11,483	12,720
Deferred tax liabilities:
Debt instruments	811	894
Valuation allowance	(127)	(145)
Deferred tax assets, net	$10,545	$11,681
11.  Segment Reporting
We have two reportable business segments, which are based on the type of business activities each perform: Single-
Family and Multifamily. Results of our two business segments are intended to reflect each segment as if it were a stand-
alone business. Ms. Almodovar, our President and CEO, is the chief operating decision maker (“CODM”) for our two reportable business segments. The CODM uses both net revenues and income before federal income taxes, on a quarterly basis, to assess the financial performance of the segments and for purposes of allocating resources. The accounting policies of our two reportable business segments are the same as those described in “Note 1, Summary of
Significant Accounting Policies.”
The section below provides a discussion of our reportable business segments.
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
transactions.
•Enters into additional transactions that transfer a portion of the credit risk on some of the loans in our multifamily guaranty book of business to third parties.

Fannie Mae (In conservatorship) 2024 Form 10-K	F-50

Notes to Consolidated Financial Statements | Segment Reporting
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
significant changes to our segment allocation methodology.
The following table displays total assets by segment.

	As of December 31,
	2024	2023
	(Dollars in millions)
Single-Family	$3,823,840	$3,833,540
Multifamily	525,891	491,897
Total assets	$4,349,731	$4,325,437
We operate our business solely in the United States and its territories, and accordingly, we generate no revenue from and have no long-lived assets, other than financial instruments, in geographic locations other than the United States and its territories.
The following tables display our segment results.

	For the Year Ended December 31, 2024
	Single-Family	Multifamily	Total
	(Dollars in millions)
Net interest income(1)	$24,130	$4,618	$28,748
Fee and other income(2)	245	76	321
Net revenues	24,375	4,694	29,069
Benefit (provision) for credit losses(3)	938	(752)	186
Fair value gains (losses), net(4)	1,745	76	1,821
Investment gains (losses), net(5)	(53)	15	(38)
Non-interest expense:
Administrative expenses(6)	(3,000)	(619)	(3,619)
Legislative assessments(7)	(3,719)	(47)	(3,766)
Credit enhancement expense(8)	(1,349)	(292)	(1,641)
Change in expected credit enhancement recoveries(9)	(134)	328	194
Other expenses, net(10)	(683)	(254)	(937)
Total non-interest expense	(8,885)	(884)	(9,769)
Income before federal income taxes	18,120	3,149	21,269
Provision for federal income taxes	(3,690)	(601)	(4,291)
Net income	$14,430	$2,548	$16,978

Fannie Mae (In conservatorship) 2024 Form 10-K	F-51

Notes to Consolidated Financial Statements | Segment Reporting

	For the Year Ended December 31, 2023
	Single-Family	Multifamily	Total
	(Dollars in millions)
Net interest income(1)	$24,229	$4,544	$28,773
Fee and other income(2)	205	70	275
Net revenues	24,434	4,614	29,048
Benefit (provision) for credit losses(3)	2,165	(495)	1,670
Fair value gains (losses), net(4)	1,231	73	1,304
Investment gains (losses), net(5)	(41)	(12)	(53)
Non-interest expense:
Administrative expenses(6)	(2,858)	(587)	(3,445)
Legislative assessments(7)	(3,699)	(46)	(3,745)
Credit enhancement expense(8)	(1,281)	(231)	(1,512)
Change in expected credit enhancement recoveries(9)	(310)	117	(193)
Other expenses, net(10)	(851)	(267)	(1,118)
Total non-interest expense	(8,999)	(1,014)	(10,013)
Income before federal income taxes	18,790	3,166	21,956
Provision for federal income taxes	(3,935)	(613)	(4,548)
Net income	$14,855	$2,553	$17,408

	For the Year Ended December 31, 2022
	Single-Family	Multifamily	Total
	(Dollars in millions)
Net interest income(1)	$24,736	$4,687	$29,423
Fee and other income(2)	224	88	312
Net revenues	24,960	4,775	29,735
Benefit (provision) for credit losses(3)	(5,029)	(1,248)	(6,277)
Fair value gains (losses), net(4)	1,364	(80)	1,284
Investment gains (losses), net(5)	(223)	(74)	(297)
Non-interest expense:
Administrative expenses(6)	(2,677)	(520)	(3,197)
Legislative assessments(7)	(3,739)	(49)	(3,788)
Credit enhancement expense(8)	(1,062)	(261)	(1,323)
Change in expected credit enhancement recoveries(9)	470	257	727
Other expenses, net(10)	(520)	(111)	(631)
Total non-interest expense	(7,528)	(684)	(8,212)
Income before federal income taxes	13,544	2,689	16,233
Provision for federal income taxes	(2,774)	(536)	(3,310)
Net income	$10,770	$2,153	$12,923
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
(2)Single-family fee and other income primarily consists of compensation for engaging in structured transactions and providing other lender services. Multifamily fee and other income consists of fees associated with certain Multifamily business activities, such as credit enhancements for tax-exempt multifamily housing revenue bonds.
(3)Benefit (provision) for credit losses is based on loans underlying the segment’s guaranty book of business.

Fannie Mae (In conservatorship) 2024 Form 10-K	F-52

Notes to Consolidated Financial Statements | Segment Reporting
(4)Single-family fair value gains (losses) primarily consist of fair value gains and losses on risk management and mortgage commitment derivatives, trading securities, fair value option debt, and other financial instruments associated with our single-family guaranty book of business. Multifamily fair value gains (losses) primarily consist of fair value gains and losses on MBS commitment derivatives, trading securities and other financial instruments associated with our multifamily guaranty book of business.
(5)Single-family investment gains (losses) primarily consist of gains and losses on the sale of mortgage assets. Multifamily investment gains
(losses) primarily consist of gains and losses on resecuritization activity.
(6)Consists of (1) salaries and employee benefits, and (2) professional services, technology and occupancy expenses.
(7)For single-family, consists of the portion of our single-family guaranty fees that is paid to Treasury pursuant to the TCCA, affordable housing allocations and FHFA assessments. For multifamily, consists of the affordable housing allocations and FHFA assessments.
(8)Single-family credit enhancement expense consists of costs associated with our freestanding credit enhancements, which include primarily costs associated with our CIRTTM, CAS and enterprise-paid mortgage insurance (“EPMI”) programs. Multifamily credit enhancement expense primarily consists of costs associated with our Multifamily CIRTTM (“MCIRTTM”) and Multifamily CAS (“MCASTM“) programs as well as amortization expense for certain lender risk-sharing programs. Excludes CAS transactions accounted for as debt instruments and credit risk transfer programs accounted for as derivative instruments.
(9)Consists of change in benefits recognized from our freestanding credit enhancements, primarily from our CAS and CIRT programs, as well as certain lender risk-sharing arrangements, including our multifamily DUS® program.
(10)Consists of debt extinguishment gains and losses, expenses associated with legal claims, foreclosed property income (expense), gains and losses from partnership investments, loan subservicing costs, and servicer fees paid in connection with certain loss mitigation activities.
12.  Equity
Senior Preferred Stock
Liquidation Preference
There were one million shares of the senior preferred stock authorized, issued and outstanding as of December 31,
2024 and 2023. Shares of the senior preferred stock have no par value and have a stated value and initial liquidation preference equal to $1,000 per share, for an aggregate initial liquidation preference of $1 billion. The senior preferred stock is non-participating and non-voting.
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
The aggregate liquidation preference of the senior preferred stock was $212.0 billion as of December 31, 2024 and will further increase to $216.1 billion as of March 31, 2025, due to the $4.1 billion increase in our net worth during the fourth quarter of 2024.
The senior preferred stock ranks ahead of our common stock and our preferred stock as to both dividends and rights upon liquidation. As a result, if we are liquidated, the holder of the senior preferred stock is entitled to its then-current liquidation preference before any distributions are made to the holders of other equity securities.
Dividend Provisions
Treasury, as the holder of the senior preferred stock, is entitled to receive, when, as and if declared, out of legally available funds, cumulative quarterly cash dividends. The dividends we have paid to Treasury on the senior preferred stock were declared by, and paid at the direction of, our conservator. Dividend payments we make to Treasury do not restore or increase the amount of Treasury’s funding commitment under the agreement.
We are currently not required to pay or accumulate new dividends to Treasury until our net worth exceeds the amount of adjusted total capital necessary for us to meet the capital requirements and buffers set forth in the enterprise regulatory capital framework. Our net worth is the amount, if any, by which our total assets (excluding Treasury’s funding commitment and any unfunded amounts related to the commitment) exceed our total liabilities (excluding any obligation with respect to equity securities). After the capital reserve end date, the quarterly dividends due to Treasury under the

Fannie Mae (In conservatorship) 2024 Form 10-K	F-53

Notes to Consolidated Financial Statements | Equity
senior preferred stock will be the lesser of (i) any quarterly increase in our net worth, and (ii) a 10% annual rate on the then-current liquidation preference of the senior preferred stock (or 12% if we fail to pay dividends to Treasury).
We had no dividends declared or paid on the senior preferred stock for the years ended December 31, 2024, 2023 or
2022.
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
If the market price of one share of common stock is greater than the exercise price, in lieu of exercising the warrant by payment of the exercise price, Treasury may elect to receive shares equal to the value of the warrant (or portion thereof being canceled) pursuant to the formula specified in the warrant. Upon exercise of the warrant, Treasury may assign the right to receive the shares of common stock issuable upon exercise to any other person. If the warrant is exercised, the stated value of the common stock issued will be reclassified as “Common stock” in our consolidated balance sheets. As of February 14, 2025, Treasury has not exercised the warrant.
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
the fair value of the warrant at issuance was $3.5 billion based on the price of our common stock on September 8, 2008, which was after the dilutive effect of the warrant had been reflected in the market price. Subsequent changes in the fair value of the warrant are not recognized in our financial statements.

Fannie Mae (In conservatorship) 2024 Form 10-K	F-54

Notes to Consolidated Financial Statements | Equity
Preferred Stock
The following table displays our preferred stock outstanding.

		Authorized, Issued and Outstanding as of December 31,					Annual Dividend Rate as of December 31, 2024
		2024		2023		Stated Value per Share
Title	Issue Date	Shares	Amount	Shares	Amount				Redeemable on or After
(Dollars and shares in millions, except per share amounts)
Series D	September 30, 1998	3	$150	3	$150	$50	5.250%		September 30, 1999
Series E	April 15, 1999	3	150	3	150	50	5.100		April 15, 2004
Series F	March 20, 2000	14	690	14	690	50	4.482	(1)	March 31, 2002	(2)
Series G	August 8, 2000	6	288	6	288	50	3.368	(3)	September 30, 2002	(2)
Series H	April 6, 2001	8	400	8	400	50	5.810		April 6, 2006
Series I	October 28, 2002	6	300	6	300	50	5.375		October 28, 2007
Series L	April 29, 2003	7	345	7	345	50	5.125		April 29, 2008
Series M	June 10, 2003	9	460	9	460	50	4.750		June 10, 2008
Series N	September 25, 2003	5	225	5	225	50	5.500		September 25, 2008
Series O	December 30, 2004	50	2,500	50	2,500	50	7.000	(4)	December 31, 2007
Convertible Series 2004-I(5)	December 30, 2004	—	2,492	—	2,492	100,000	5.375		January 5, 2008
Series P	September 28, 2007	40	1,000	40	1,000	25	5.340	(6)	September 30, 2012
Series Q	October 4, 2007	15	375	15	375	25	6.750		September 30, 2010
Series R(7)	November 21, 2007	21	530	21	530	25	7.625		November 21, 2012
Series S	December 11, 2007	280	7,000	280	7,000	25	8.820	(8)	December 31, 2010	(9)
Series T(10)	May 19, 2008	89	2,225	89	2,225	25	8.250		May 20, 2013
Total		556	$19,130	556	$19,130
(1)Rate effective March 31, 2024. Variable dividend rate resets every two years at a per annum rate equal to the two-year Constant Maturity
U.S. Treasury Rate (“CMT”) minus 0.16% with a cap of 11% per year.
(2)Represents initial call date. Redeemable every two years thereafter.
(3)Rate effective September 30, 2024. Variable dividend rate resets every two years at a per annum rate equal to the two-year CMT rate minus 0.18% with a cap of 11% per year.
(4)Rate effective December 31, 2024. Variable dividend rate resets quarterly thereafter at a per annum rate equal to the greater of 7% or 10-
year CMT rate plus 2.375%.
(5)Issued and outstanding shares were 24,922 as of December 31, 2024 and 2023.
(6)Rate effective December 31, 2024. In accordance with the Federal Reserve Board’s Regulation ZZ implementing the Adjustable Interest
Rate (LIBOR) Act (“Regulation ZZ”), for quarterly periods beginning after June 30, 2023, the quarterly dividend resets at a per annum rate equal to the greater of 4.50% or the sum of 3-month CME Term SOFR plus 0.26161% plus 0.75%.
(7)On November 21, 2007, we issued 20 million shares of preferred stock in the amount of $500 million. Subsequent to the initial issuance, we issued an additional 1.2 million shares in the amount of $30 million on December 14, 2007 under the same terms as the initial issuance.
(8)Rate effective December 31, 2024. In accordance with Regulation ZZ, for quarterly periods beginning after June 30, 2023, the quarterly dividend resets at a per annum rate equal to the greater of 7.75% or the sum of 3-month CME Term SOFR plus 0.26161% plus 4.23%.
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
Holders of preferred stock are entitled to receive non-cumulative, quarterly dividends when, and if, declared by our
Board of Directors, but have no right to require redemption of any shares of preferred stock. Payment of dividends on preferred stock is not mandatory but has priority over payment of dividends on common stock, which are also declared by the Board of Directors. If dividends on the preferred stock are not paid or set aside for payment for a given dividend

Fannie Mae (In conservatorship) 2024 Form 10-K	F-55

Notes to Consolidated Financial Statements | Equity
period, dividends may not be paid on our common stock for that period. The senior preferred stock purchase agreement prohibits the payment of dividends on preferred stock without the prior written consent of Treasury, and the conservator has separately confirmed the elimination of such dividends. In addition, FHFA’s regulations relating to conservatorship and receivership operations prohibit us from paying any dividends while in conservatorship unless authorized by the
FHFA Director. As such, we had no dividends declared or paid on the preferred stock for the years ended December 31,
2024, 2023 or 2022.
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
Common Stock
The common stock ranks junior to the senior preferred stock and the preferred stock as to both dividends and distributions upon dissolution, liquidation or winding down of the company. Shares of common stock outstanding, net of shares held as treasury stock, totaled 1.2 billion as of December 31, 2024 and 2023.
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
The senior preferred stock purchase agreement prohibits the payment of dividends on common stock without the prior written consent of Treasury and the conservator has separately confirmed the elimination of such dividends. In addition,
FHFA’s regulations relating to conservatorship and receivership operations prohibit us from paying any dividends while in conservatorship unless authorized by the FHFA Director. As such, we had no dividends declared or paid on the common stock for the years ended December 31, 2024, 2023 or 2022.
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
includes 26 million shares of convertible preferred stock for the years ended December 31, 2024, 2023 and 2022.
During periods in which a net loss attributable to common stockholders has been incurred, potential common equivalent shares outstanding are not included in the calculation because it would have an anti-dilutive effect.

Fannie Mae (In conservatorship) 2024 Form 10-K	F-56

Notes to Consolidated Financial Statements | Equity
We include the shares of common stock that would be issuable upon full exercise of the common stock warrant in the weighted average shares of outstanding for the computation of both basic and diluted earnings per share because the warrant’s exercise prices per share is considered non-substantive (compared to the market price of our common stock)
and therefore was determined to have characteristics of non-voting common stock. For the years ended December 31,
2024, 2023 and 2022, the common stock warrant added 4.7 billion shares to weighted average common shares outstanding.
13.  Regulatory Capital Requirements
The enterprise regulatory capital framework went into effect in February 2021; however, we are not required to hold capital according to the framework’s requirements until the date of termination of our conservatorship, or such later date as may be ordered by FHFA.
The enterprise regulatory capital framework establishes requirements under the standardized approach related to the amount and form of capital we must hold, including supplemental leverage and risk-based minimum capital requirements based largely on definitions of capital used in U.S. banking regulators’ regulatory capital framework.
Additionally, the enterprise regulatory capital framework includes a requirement that we hold prescribed capital buffers that can be drawn down in periods of financial stress. In general, once we are required to be in compliance with the capital buffers, if our capital levels fall below the prescribed buffer amounts, we must restrict capital distributions, such as stock repurchases and dividends, as well as discretionary bonus payments to executives, until the buffer amounts are restored.
Risk-Based Capital Requirements
Under the risk-based capital requirements, we must maintain common equity tier 1 capital, tier 1 capital, and adjusted total capital equal to at least 4.5%, 6.0%, and 8.0%, respectively, of risk-weighted assets. We are required to hold common equity tier 1 capital that exceeds the risk-based capital requirements by at least the amount of the prescribed capital conservation buffer amount (“PCCBA”) in order to avoid limitations on capital distributions and discretionary bonus payments tied to executive compensation. The PCCBA is comprised of the following three components:
•A stability capital buffer, which is based on our share of mortgage debt outstanding, and the calculation to determine the buffer is made on annual basis. The stability capital buffer will be updated based on this calculation with an effective date that depends on whether it increases or decreases relative to the previously calculated value.
•A stress capital buffer, which is calculated by multiplying prescribed factors by adjusted total assets as of the last day of the previous calendar quarter.
•A countercyclical capital buffer, which is currently set at 0.0% of our adjusted total assets. FHFA indicated in the adopting release for the enterprise regulatory capital framework rule that it will adjust the countercyclical capital buffer taking into account the macro-financial environment in which we operate, such that the buffer would be deployed only when excess aggregate credit growth is judged to be associated with a build-up of system-wide risk.
Leverage Capital Requirements
Under the leverage capital requirement, we must maintain tier 1 capital equal to at least 2.5% of adjusted total assets.
The prescribed leverage buffer amount (“PLBA”) represents the amount of tier 1 capital we are required to hold above the minimum tier 1 leverage capital requirement in order to avoid limitations on capital distributions and discretionary bonus payments tied to executive compensation. The PLBA for 2024 was set at 50% of the stability capital buffer.

Fannie Mae (In conservatorship) 2024 Form 10-K	F-57

Notes to Consolidated Financial Statements | Regulatory Capital Requirements
The table below sets forth information about our capital requirements under the standardized approach of the enterprise regulatory capital framework.

Capital Metrics under the Enterprise Regulatory Capital Framework as of December 31, 2024(1)
(Dollars in billions)
Adjusted total assets	$4,460
Risk-weighted assets	1,364
	Amounts			Ratios
	Available Capital (Deficit)(2)	Minimum Capital Requirement	Total Capital Requirement (including Buffers)(3)	Available Capital (Deficit) Ratio	Minimum Capital Ratio Requirement	Total Capital Requirement Ratio (including Buffers)
Risk-based capital:
Total capital (statutory)(4)	$(18)	$109	$109	(1.3)%	8.0%	8.0%
Common equity tier 1 capital	(56)	61	142	(4.1)	4.5	10.4
Tier 1 capital	(37)	82	163	(2.7)	6.0	11.9
Adjusted total capital	(37)	109	190	(2.7)	8.0	13.9
Leverage capital:
Core capital (statutory)(5)	(26)	111	111	(0.6)	2.5	2.5
Tier 1 capital	(37)	111	135	(0.8)	2.5	3.0

Capital Metrics under the Enterprise Regulatory Capital Framework as of December 31, 2023(1)
(Dollars in billions)
Adjusted total assets	$4,552
Risk-weighted assets	1,357
	Amounts			Ratios
	Available Capital (Deficit)(2)	Minimum Capital Requirement	Total Capital Requirement (including Buffers)(3)	Available Capital (Deficit) Ratio	Minimum Capital Ratio Requirement	Total Capital Requirement Ratio (including Buffers)
Risk-based capital:
Total capital (statutory)(4)	$(34)	$109	$109	(2.5)%	8.0%	8.0%
Common equity tier 1 capital	(74)	61	140	(5.5)	4.5	10.3
Tier 1 capital	(55)	81	160	(4.1)	6.0	11.8
Adjusted total capital	(55)	109	188	(4.1)	8.0	13.9
Leverage capital:
Core capital (statutory)(5)	(43)	114	114	(0.9)	2.5	2.5
Tier 1 capital	(55)	114	137	(1.2)	2.5	3.0

(1)Ratios are calculated as a percentage of risk-weighted assets for risk-based capital metrics and as a percentage of adjusted total assets for leverage capital metrics.
(2)Available capital deficit for all line items excludes the stated value of the senior preferred stock ($120.8 billion).
(3)PCCBA for risk-based capital and PLBA for leverage capital.
(4)The sum of (a) core capital (see definition in footnote 5 below); and (b) a general allowance for foreclosure losses.
(5)The sum of (a) the stated value of our outstanding common stock (common stock less treasury stock); (b) the stated value of our outstanding perpetual, noncumulative preferred stock; (c) our paid-in capital; and (d) our retained earnings (accumulated deficit).
Restrictions on Capital Distributions, including Dividends
Statutory Restrictions. Under the GSE Act, FHFA has authority to prohibit capital distributions, including payment of dividends, if we fail to meet our capital requirements. If FHFA classifies us as significantly undercapitalized, the approval of the FHFA Director is required for any dividend payment. Under the Charter Act and the GSE Act, we are not permitted to make a capital distribution if, after making the distribution, we would be undercapitalized. The FHFA Director,

Fannie Mae (In conservatorship) 2024 Form 10-K	F-58

Notes to Consolidated Financial Statements | Regulatory Capital Requirements
however, may permit us to repurchase shares if the repurchase is made in connection with the issuance of additional shares or obligations in at least an equivalent amount and will reduce our financial obligations or otherwise improve our
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
Restrictions Under Enterprise Regulatory Capital Framework. The enterprise regulatory capital framework rule establishes prior notice and approval requirements for capital distributions. In addition, while not currently applicable, our payment of dividends and capital distributions will be subject to the following restrictions under the enterprise regulatory capital framework effective on the date of termination of our conservatorship:
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
multifamily loans, underlying properties and borrowers on an ongoing basis.
As part of our multifamily risk management activities, we perform detailed loan reviews that evaluate property performance, borrower and geographic concentrations, lender qualifications, counterparty risk and contract compliance.

Fannie Mae (In conservatorship) 2024 Form 10-K	F-59

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
Geographic Concentration
The following table displays the regional geographic concentration of single-family and multifamily loans in our guaranty book of business, measured by the unpaid principal balance of the loans.

	Geographic Concentration(1)
	Percentage of Single- Family Conventional Guaranty Book of Business		Percentage of Multifamily Guaranty Book of Business
	As of December 31,		As of December 31,
	2024	2023	2024	2023
Midwest	14%	14%	12%	12%
Northeast	16	16	15	15
Southeast	23	23	27	27
Southwest	19	19	22	22
West	28	28	24	24
Total	100%	100%	100%	100%
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
For single-family and multifamily loans, management uses this information, in conjunction with housing market data, other economic data, our capital requirements and our mission objectives, to help inform changes to our eligibility and underwriting criteria. Management also uses this data together with other credit risk measures to identify key trends that guide the development of our loss mitigation strategies.
We report the delinquency status of our single-family and multifamily guaranty book of business below.
Single-Family Credit Risk Characteristics
For single-family loans, management monitors the serious delinquency rate, which is the percentage of single-family loans, based on number of loans, that are 90 days or more past due or in the foreclosure process, and loans that have higher risk characteristics, such as high mark-to-market LTV ratios.

Fannie Mae (In conservatorship) 2024 Form 10-K	F-60

Notes to Consolidated Financial Statements | Concentrations of Credit Risk
The following tables display the delinquency status and serious delinquency rates for specified loan categories of our single-family conventional guaranty book of business.

	As of December 31,
	2024			2023
	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent(1)	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent(1)
Percentage of single-family conventional guaranty book of business based on UPB	1.00%	0.28%	0.60%	0.98%	0.24%	0.56%
Percentage of single-family conventional loans based on loan count	1.05	0.29	0.56	1.06	0.26	0.55

	As of December 31,
	2024		2023
	Percentage of Single-Family Conventional Guaranty Book of Business Based on UPB	Seriously Delinquent Rate(1)	Percentage of Single-Family Conventional Guaranty Book of Business Based on UPB	Seriously Delinquent Rate(1)
Estimated mark-to-market LTV ratio:
80.01% to 90%	6%	0.97%	5%	0.81%
90.01% to 100%	3	0.77	3	0.59
Greater than 100%	*	2.82	*	2.05
Geographical distribution:
California	19	0.41	19	0.42
Florida	6	0.96	6	0.73
Illinois	3	0.69	3	0.70
New York	4	0.79	5	0.92
Texas	8	0.73	7	0.64
All other states	60	0.51	60	0.52
*Represents less than 0.5% of single-family conventional book of business.
(1)Based on loan count, consists of single-family conventional loans that were 90 days or more past due or in the foreclosure process as of
December 31, 2024 and 2023.
Multifamily Credit Risk Characteristics
For multifamily loans, management monitors the serious delinquency rate, which is the percentage of multifamily loans, based on unpaid principal balance, that are 60 days or more past due, and loans with other higher risk characteristics to determine the overall credit quality of our multifamily book of business. Higher risk characteristics include, but are not limited to, current DSCR below 1.0 and original LTV ratio greater than 80%. We stratify multifamily loans into different internal risk categories based on the credit risk inherent in each individual loan.

Fannie Mae (In conservatorship) 2024 Form 10-K	F-61

Notes to Consolidated Financial Statements | Concentrations of Credit Risk
The following tables display the delinquency status and serious delinquency rates for specified loan categories of our multifamily guaranty book of business.

	As of December 31,
	2024(1)		2023(1)
	30 Days Delinquent	Seriously Delinquent(2)	30 Days Delinquent	Seriously Delinquent(2)
Percentage of multifamily guaranty book of business	0.10%	0.57%	0.10%	0.46%

	As of December 31,
	2024		2023
	Percentage of Multifamily Guaranty Book of Business(1)	Serious Delinquency Rate(2)(3)	Percentage of Multifamily Guaranty Book of Business(1)	Serious Delinquency Rate(2)(3)
Original LTV ratio:
Greater than 80%	1%	0.12%	1%	0.13%
Less than or equal to 80%	99	0.58	99	0.46
Current DSCR below 1.0(4)	6	4.94	4	7.04
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
The following table displays our total mortgage insurance risk in force by primary and pool insurance, as well as the total risk-in-force mortgage insurance coverage as a percentage of the single-family conventional guaranty book of business.

	As of December 31,
	2024		2023
	Risk in Force - Mortgage Insurance	Percentage of Single-Family Conventional Guaranty Book of Business	Risk in Force - Mortgage Insurance	Percentage of Single-Family Conventional Guaranty Book of Business
	(Dollars in millions)
Mortgage insurance risk in force:
Primary mortgage insurance	$202,277		$200,023
Pool mortgage insurance	53		98
Total mortgage insurance risk in force	$202,330	6%	$200,121	6%
Mortgage insurance only covers losses that are realized after the borrower defaults and title to the property is subsequently transferred, such as after a foreclosure, short-sale, or a deed-in-lieu of foreclosure. Also, mortgage insurance does not protect us from all losses on covered loans. For example, mortgage insurance is not intended to cover property damage from hazards, including natural disasters; and the mortgage insurance policy permits the exclusion of any material loss directly related to property damage.

Fannie Mae (In conservatorship) 2024 Form 10-K	F-62

Notes to Consolidated Financial Statements | Concentrations of Credit Risk
The table below displays our mortgage insurer counterparties that provided 10% or more of the risk in force mortgage insurance coverage on mortgage loans in our single-family conventional guaranty book of business.

	Percentage of Risk-in-Force Coverage by Mortgage Insurer
	As of December 31,
	2024	2023
Counterparty:(1)
Mortgage Guaranty Insurance Corp.	19%	19%
Radian Guaranty, Inc.	18	18
Arch Capital Group Ltd.	17	18
Enact Mortgage Insurance Corp.	17	16
Essent Guaranty, Inc.	16	16
National Mortgage Insurance Corp.	13	13
Total	100%	100%
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
When we estimate the credit losses that are inherent in our mortgage loans and under the terms of our guaranty obligations, we also consider the recoveries that we expect to receive from primary mortgage insurance, as mortgage insurance recoveries reduce the severity of the loss associated with defaulted loans if the borrower defaults and title to the property is subsequently transferred. Mortgage insurance does not cover credit losses that result from a reduction in mortgage interest paid by the borrower in connection with a loan modification, forbearance of principal, or forbearance of scheduled loan payments. We evaluate the financial condition of our mortgage insurer counterparties and adjust the contractually due recovery amounts to ensure that expected credit losses as of the balance sheet date are included in our loss reserve estimate. As a result, if our assessment of one or more of our mortgage insurer counterparties’ ability to fulfill their respective obligations to us worsens, it could increase our loss reserves. As of December 31, 2024 and 2023, our estimated benefit from mortgage insurance, which is based on estimated credit losses as of period end, reduced our loss reserves by $1.0 billion and $1.2 billion, respectively.
When an insured loan held in our retained mortgage portfolio subsequently goes into foreclosure, we charge off the loan, eliminating any previously-recorded loss reserves, and record REO and a mortgage insurance receivable for the claim proceeds deemed probable of recovery, as appropriate. However, if a mortgage insurer rescinds, cancels or denies insurance coverage, the initial receivable becomes due from the mortgage seller or servicer. We had outstanding receivables of $472 million recorded in “Other assets” in our consolidated balance sheets as of December 31, 2024 and
$471 million as of December 31, 2023 related to amounts claimed on insured, defaulted loans excluding government-
insured loans. We assessed these outstanding receivables for collectability, and established a valuation allowance of
$403 million as of December 31, 2024 and $417 million as of December 31, 2023, which reduced our claim receivable to the amount considered probable of collection.
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
representations and warranties are violated or if mortgage insurers rescind coverage. Our representation and warranty framework does not require repurchase for loans that have breaches of certain selling representations and warranties if they have met specified criteria for relief.

Fannie Mae (In conservatorship) 2024 Form 10-K	F-63

Notes to Consolidated Financial Statements | Concentrations of Credit Risk
Our business with mortgage servicers is concentrated. The table below displays the percentage of our single-family conventional guaranty book of business serviced by our top five depository single-family mortgage servicers and top five non-depository single-family mortgage servicers (i.e., servicers that are not insured depository institutions) based on unpaid principal balance. There were no servicers that serviced 10% or more of our single-family guaranty book of business as of December 31, 2024 or 2023.

	Percentage of Single-Family Conventional Guaranty Book of Business
	As of December 31,
	2024	2023
Top five depository servicers	21%	22%
Top five non-depository servicers	30	27
Total	51%	49%
As of December 31, 2024, 42% of our single-family conventional guaranty book of business was serviced by depository servicers, and 58% of our single-family conventional guaranty book of business was serviced by non-depository servicers. As of December 31, 2023, 44% of our single-family conventional guaranty book of business was serviced by depository servicers, and 56% of our single-family conventional guaranty book of business was serviced by non-
depository servicers.
The table below displays the percentage of our multifamily guaranty book of business serviced by our top five depository multifamily mortgage servicers and top five non-depository multifamily mortgage servicers. As of December
31, 2024, one servicer serviced 10% or more of our multifamily guaranty book of business, Walker & Dunlop, Inc. As of
December 31, 2024, Walker & Dunlop, Inc. and Wells Fargo Bank, N.A. (together with its affiliates) serviced 14% and
9%, respectively, of our multifamily guaranty book of business based on unpaid principal balance, compared with 13%
and 10% as of December 31, 2023. Walker & Dunlop, Inc. is a non-depository servicer and Wells Fargo Bank, N.A. is a depository servicer.

	Percentage of Multifamily Guaranty Book of Business
	As of December 31,
	2024	2023
Top five depository servicers	26%	27%
Top five non-depository servicers	44	44
Total	70%	71%
As of December 31, 2024 and December 31, 2023, 31% of our multifamily guaranty book of business was serviced by depository servicers and 69% of our multifamily guaranty book of business was serviced by non-depository servicers.
Compared with depository financial institutions, our non-depository servicers pose additional risks because they may not have the same financial strength or operational capacity, or be subject to the same level of regulatory oversight as depository financial institutions.
Multifamily Lenders with Risk Sharing. We enter into risk sharing agreements with lenders pursuant to which the lenders agree to bear all or some portion of the credit losses on the covered loans. Our maximum potential loss recovery from lenders under these risk sharing agreements on both DUS and non-DUS multifamily loans was $119.8 billion as of
December 31, 2024, compared with $111.9 billion as of December 31, 2023. As of December 31, 2024 and December
31, 2023, 52% of our maximum potential loss recovery on multifamily loans was from five DUS lenders.
Derivatives Counterparties. For information on credit risk associated with our derivative transactions and repurchase agreements see “Note 9, Derivative Instruments” and “Note 15, Netting Arrangements.”

Fannie Mae (In conservatorship) 2024 Form 10-K	F-64

Notes to Consolidated Financial Statements | Netting Arrangements
15.  Netting Arrangements
We use master netting arrangements, which allow us to offset certain financial instruments and collateral with the same counterparty, to minimize counterparty credit exposure. The tables below display information related to derivatives and securities purchased under agreements to resell, which are subject to an enforceable master netting arrangement or similar agreement that are either offset or not offset in our consolidated balance sheets.

	As of December 31, 2024
		Gross Amount Offset(1)	Net Amount Presented in our Consolidated Balance Sheets		Amounts Not Offset in our Consolidated Balance Sheets
	Gross Amount				Financial Instruments(2)	Collateral(3)		Net Amount
	(Dollars in millions)
Assets:
OTC risk management derivatives	$401	$(383)	$18		$—		$—	$18
Cleared risk management derivatives	—	21	21		—		—	21
Mortgage commitment derivatives	112	—	112		(91)		(14)	7
Total derivative assets	513	(362)	151	(4)	(91)		(14)	46
Securities purchased under agreements to resell(5)	56,250	—	56,250		—		(56,250)	—
Total assets	$56,763	$(362)	$56,401		$(91)		$(56,264)	$46

Liabilities:
OTC risk management derivatives	$(2,368)	$2,368	$—		$—	$—	$—
Cleared risk management derivatives	—	(1)	(1)		—	1	—
Mortgage commitment derivatives	(137)	—	(137)		91	9	(37)
Total liabilities	$(2,505)	$2,367	$(138)	(4)	$91	$10	$(37)

	As of December 31, 2023
		Gross Amount Offset(1)	Net Amount Presented in our Consolidated Balance Sheets		Amounts Not Offset in our Consolidated Balance Sheets
	Gross Amount				Financial Instruments(2)	Collateral(3)		Net Amount
	(Dollars in millions)
Assets:
OTC risk management derivatives	$328	$(294)	$34		$—		$—	$34
Cleared risk management derivatives	—	11	11		—		—	11
Mortgage commitment derivatives	112	—	112		(23)		(9)	80
Total derivative assets	440	(283)	157	(4)	(23)		(9)	125
Securities purchased under agreements to resell(5)	65,425	—	65,425		—		(65,425)	—
Total assets	$65,865	$(283)	$65,582		$(23)		$(65,434)	$125

Liabilities:
OTC risk management derivatives	$(3,223)	$3,203	$(20)		$—		$—	$(20)
Cleared risk management derivatives	—	(3)	(3)		—		3	—
Mortgage commitment derivatives	(104)	—	(104)		23		77	(4)
Total liabilities	$(3,327)	$3,200	$(127)	(4)	$23		$80	$(24)
(1)Represents the effect of the right to offset under legally enforceable master netting arrangements to settle with the same counterparty on a net basis, including cash collateral posted and received and accrued interest.
(2)Mortgage commitment derivative amounts reflect where we have recognized both an asset and a liability with the same counterparty under an enforceable master netting arrangement but we have not elected to offset the related amounts in our consolidated balance sheets.

Fannie Mae (In conservatorship) 2024 Form 10-K	F-65

Notes to Consolidated Financial Statements | Netting Arrangements
(3)Represents collateral received that has not been recognized and not offset in our consolidated balance sheets as well as collateral posted which has been recognized but not offset in our consolidated balance sheets. Does not include collateral held or posted in excess of our exposure. The fair value of non-cash collateral we pledged which the counterparty was permitted to sell or repledge was $2.7 billion and
$2.2 billion as of December 31, 2024 and 2023, respectively. The fair value of non-cash collateral received was $56.3 billion and $65.5 billion, of which $49.0 billion and $55.4 billion could be sold or repledged as of December 31, 2024 and 2023, respectively. None of the underlying collateral was sold or repledged as of December 31, 2024 and 2023.
(4)Excludes derivative assets recognized in our consolidated balance sheets of $28 million and $45 million as of December 31, 2024 and
2023, and derivative liabilities recognized in our consolidated balance sheets of $16 million and $13 million as of December 31, 2024 and
2023, respectively, that were not subject to enforceable master netting arrangements.
(5)Includes $25.4 billion and $21.8 billion of securities purchased under agreements to resell classified as “Cash and cash equivalents” in our consolidated balance sheets as of December 31, 2024 and 2023, respectively. Includes $14.9 billion and $12.9 billion in securities purchased under agreements to resell classified as “Restricted cash and cash equivalents” in our consolidated balance sheets as of
December 31, 2024 and 2023, respectively.
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
•We may also be exposed to losses if a clearing member of FICC defaults on its obligations as each clearing member is required to absorb a portion of those fellow-clearing member losses. As a result, we could lose the margin that we have posted to FICC. Moreover, our exposure could exceed the amount of margin that we

Fannie Mae (In conservatorship) 2024 Form 10-K	F-66

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
Fair Value Measurement
Fair value measurement guidance defines fair value, establishes a framework for measuring fair value and sets forth disclosures around fair value measurements. This guidance applies whenever other accounting guidance requires or permits assets or liabilities to be measured at fair value. The guidance establishes a three-level fair value hierarchy that prioritizes the inputs into the valuation techniques used to measure fair value as follows:
•Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities.
•Level 2: Limited observable inputs or observable inputs for similar assets and liabilities.
•Level 3: Unobservable inputs.
Recurring Changes in Fair Value
The following tables display our assets and liabilities measured in our consolidated balance sheets at fair value on a recurring basis subsequent to initial recognition, including instruments for which we have elected the fair value option.

	Fair Value Measurements as of December 31, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
Recurring fair value measurements:	(Dollars in millions)
Assets:
Trading securities:
Mortgage-related	$—	$1,070	$28	$—	$1,098
Non-mortgage-related(2)	77,610	20	—	—	77,630
Total trading securities	77,610	1,090	28	—	78,728
Available-for-sale securities:
Agency(3)	—	38	301	—	339
Other mortgage-related	—	4	126	—	130
Total available-for-sale securities	—	42	427	—	469
Mortgage loans	—	3,345	399	—	3,744
Derivative assets	—	487	54	(362)	179
Total assets at fair value	$77,610	$4,964	$908	$(362)	$83,120

Liabilities:
Long-term debt:
Of Fannie Mae	$—	$136	$249	$—	$385
Of consolidated trusts	—	13,188	104	—	13,292
Total long-term debt	—	13,324	353	—	13,677
Derivative liabilities	—	2,506	15	(2,367)	154
Total liabilities at fair value	$—	$15,830	$368	$(2,367)	$13,831

Fannie Mae (In conservatorship) 2024 Form 10-K	F-67

Notes to Consolidated Financial Statements | Fair Value

	Fair Value Measurements as of December 31, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
Recurring fair value measurements:	(Dollars in millions)
Assets:
Trading securities:
Mortgage-related	$—	$4,744	$26	$—	$4,770
Non-mortgage-related(2)	47,764	18	—	—	47,782
Total trading securities	47,764	4,762	26	—	52,552
Available-for-sale securities:
Agency(3)	—	46	331	—	377
Other mortgage-related	—	4	183	—	187
Total available-for-sale securities	—	50	514	—	564
Mortgage loans	—	2,838	477	—	3,315
Derivative assets	—	395	90	(283)	202
Total assets at fair value	$47,764	$8,045	$1,107	$(283)	$56,633

Liabilities:
Long-term debt:
Of Fannie Mae	$—	$493	$268	$—	$761
Of consolidated trusts	—	14,226	117	—	14,343
Total long-term debt	—	14,719	385	—	15,104
Derivative liabilities	—	3,327	13	(3,200)	140
Total liabilities at fair value	$—	$18,046	$398	$(3,200)	$15,244
(1)Derivative contracts are reported on a gross basis by level. The netting adjustment represents the effect of the legal right to offset under legally enforceable master netting arrangements to settle with the same counterparty on a net basis, including cash collateral posted and received.
(2)Primarily includes U.S. Treasury securities.
(3)Agency securities consist of securities issued by Fannie Mae, Freddie Mac, and Ginnie Mae.

Fannie Mae (In conservatorship) 2024 Form 10-K	F-68

Notes to Consolidated Financial Statements | Fair Value
The following tables display a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Trading Securities	Available-for- Sale Securities	Mortgage Loans	Net Derivatives	Long-term Debt
	(Dollars in millions)
Balance as of December 31, 2021	$57	$753	$755	$131	$(468)
Purchases	—	—	—	—	—
Sales	—	—	(4)	—	—
Issuances	—	—	—	—	(86)
Settlements	(1)	(90)	(135)	36	39
Net transfers	(1)	(1)	(6)	—	—
Total gains (losses) realized & unrealized(1)	(8)	(28)	(67)	(204)	137
Balance as of December 31, 2022	47	634	543	(37)	(378)
Purchases	—	—	—	—	—
Sales	—	—	(1)	—	—
Issuances	—	—	—	—	—
Settlements	(1)	(124)	(79)	36	17
Net transfers	(11)	—	2	—	1
Total gains (losses) realized & unrealized(1)	(9)	4	12	78	(25)
Balance as of December 31, 2023	26	514	477	77	(385)
Purchases	—	—	—	—	—
Sales	—	—	(14)	—	—
Issuances	—	—	—	—	—
Settlements	(1)	(92)	(63)	54	16
Net transfers	3	(1)	(9)	—	—
Total gains (losses) realized & unrealized(1)	—	6	8	(92)	16
Balance as of December 31, 2024	$28	$427	$399	$39	$(353)
(1)We had no significant unrealized gains or losses related to assets and liabilities still held in either “Net income” or “Other comprehensive income (loss)” at December 31, 2024, 2023, or 2022.

Fannie Mae (In conservatorship) 2024 Form 10-K	F-69

Notes to Consolidated Financial Statements | Fair Value
The following tables display valuation techniques and the range and the weighted average of significant unobservable inputs for our Level 3 assets and liabilities measured at fair value on a recurring basis, excluding instruments for which we have elected the fair value option. Changes in these unobservable inputs can result in significantly higher or lower fair value measurements of these assets and liabilities as of the reporting date.

	Fair Value Measurements as of December 31, 2024
	Fair Value	Significant Valuation Techniques
	(Dollars in millions)
Recurring fair value measurements:
Trading securities:
Mortgage-related(1)	$28	Primarily Consensus
Available-for-sale securities:
Agency(1)	$301	Consensus
Other mortgage-related	126	Primarily Discounted Cash Flow, Single Vendor, and Consensus
Total available-for-sale securities	$427
Net derivatives	$39	Dealer Mark and Discounted Cash Flow

	Fair Value Measurements as of December 31, 2023
	Fair Value	Significant Valuation Techniques
	(Dollars in millions)
Recurring fair value measurements:
Trading securities:
Mortgage-related(1)	$26	Primarily Consensus
Available-for-sale securities:
Agency(1)	$331	Consensus
Other mortgage-related	183	Primarily Discounted Cash Flow, Single Vendor, and Consensus
Total available-for-sale securities	$514
Net derivatives	$77	Dealer Mark and Discounted Cash Flow
(1)Includes Fannie Mae and Freddie Mac securities.
In our consolidated balance sheets certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when we evaluate loans for impairment).

Fannie Mae (In conservatorship) 2024 Form 10-K	F-70

Notes to Consolidated Financial Statements | Fair Value
Our nonrecurring fair value measures consist primarily of Level 3 assets, for which the valuation techniques are displayed in the following table.

		Fair Value Measurements as of December 31,
	Valuation Techniques	2024	2023
		(Dollars in millions)
Nonrecurring fair value measurements:
Mortgage loans:(1)
Mortgage loans held for sale, at lower of cost or fair value	Consensus	$113	$1,994

Single-family mortgage loans held for investment, at amortized cost	Internal Model	267	407

Multifamily mortgage loans held for investment, at amortized cost	Appraisal	448	33
	Broker Price Opinion	851	769
	Internal Model	172	218
Total multifamily mortgage loans held for investment, at amortized cost		1,471	1,020

Acquired property, net:
Single-family	Accepted Offer and Appraisal	74	66
	Internal Model and Walk Forward	294	324
Total single-family		368	390

Multifamily	Broker Price Opinion	278	182
Total nonrecurring assets at fair value		$2,497	$3,993
(1)When we measure impairment, including recoveries, based on the fair value of the loan or the underlying collateral and impairment is recorded on any component of the mortgage loan, including accrued interest receivable and amounts due from the borrower for advances of taxes and insurance, we present the entire fair value measurement amount with the corresponding mortgage loan.

Fannie Mae (In conservatorship) 2024 Form 10-K	F-71

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
Single Vendor: Uses a single vendor price that represents estimated fair value.
Consensus: Uses an average of two or more vendor prices or dealer marks that represents estimated fair value.
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

Fannie Mae (In conservatorship) 2024 Form 10-K	F-72

Notes to Consolidated Financial Statements | Fair Value

Instruments	Valuation Techniques	Classification
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
Appraisal: An appraisal is an estimate based on recent historical data of the value of a specific property by a certified or licensed appraiser. Adjustments are made for differences between comparable properties for unobservable inputs such as square footage, location, and condition of the property. At times, we may use similar valuation techniques to appraisals, such as Broker Price
Opinion, Evaluation, and Property Inspection Report with Value. These additional techniques are included in the ‘Appraisal’ category within the table above.
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
Evaluation: This technique provides an estimate of what the property is worth based upon a valuation professional’s use of data gathered during an inspection, market research and a sales comparison approach that is similar to the appraisal process. This information is used along with recent and pending sales and current listings of similar properties to arrive at an estimate of value.
Level 3

Walk Forward: A walk forward is a technique to adjust an existing valuation or sales price for changing market conditions by applying a walk forward factor based on local price movements.
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

Fannie Mae (In conservatorship) 2024 Form 10-K	F-73

Notes to Consolidated Financial Statements | Fair Value

Instruments	Valuation Techniques	Classification
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
Discounted Cash Flow: We use discounted cash flow to estimate fair value for credit enhancement derivatives related to credit risk transfer transactions.
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
The valuation methodology and inputs used in estimating the fair value of MBS assets are described under “Trading Securities and Available-for-Sale Securities.”
Level 2 and 3

Fannie Mae (In conservatorship) 2024 Form 10-K	F-74

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
therefore, the fair value of our financial assets and liabilities does not represent the underlying fair value of our total consolidated assets and liabilities.

	As of December 31, 2024
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment	Estimated Fair Value
	(Dollars in millions)
Financial assets:
Cash and cash equivalents, including restricted cash and cash equivalents	$78,811	$38,536	$40,275	$—	$—	$78,811
Securities purchased under agreements to resell	15,975	—	15,975	—	—	15,975
Trading securities	78,728	77,610	1,090	28	—	78,728
Available-for-sale securities	469	—	42	427	—	469
Mortgage loans held for sale	373	—	130	258	—	388
Mortgage loans held for investment, net of allowance for loan losses	4,137,633	—	3,496,803	127,763	—	3,624,566
Advances to lenders	1,825	—	1,825	—	—	1,825
Derivative assets at fair value	179	—	487	54	(362)	179
Guaranty assets and buy-ups	64	—	—	160	—	160
Total financial assets	$4,314,057	$116,146	$3,556,627	$128,690	$(362)	$3,801,101

Financial liabilities:
Short-term debt:
Of Fannie Mae	$11,188	$—	$11,193	$—	$—	$11,193
Long-term debt:
Of Fannie Mae	128,234	—	129,152	567	—	129,719
Of consolidated trusts	4,088,675	—	3,557,237	274	—	3,557,511
Derivative liabilities at fair value	154	—	2,506	15	(2,367)	154
Guaranty obligations	69	—	—	60	—	60
Total financial liabilities	$4,228,320	$—	$3,700,088	$916	$(2,367)	$3,698,637

Fannie Mae (In conservatorship) 2024 Form 10-K	F-75

Notes to Consolidated Financial Statements | Fair Value

	As of December 31, 2023
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment	Estimated Fair Value
	(Dollars in millions)
Financial assets:
Cash and cash equivalents, including restricted cash and cash equivalents	$68,706	$33,981	$34,725	$—	$—	$68,706
Securities purchased under agreements to resell	30,700	—	30,700	—	—	30,700
Trading securities	52,552	47,764	4,762	26	—	52,552
Available-for-sale securities	564	—	50	514	—	564
Mortgage loans held for sale	2,149	—	93	2,196	—	2,289
Mortgage loans held for investment, net of allowance for loan losses	4,133,482	—	3,571,555	130,022	—	3,701,577
Advances to lenders	1,389	—	1,389	—	—	1,389
Derivative assets at fair value	202	—	395	90	(283)	202
Guaranty assets and buy-ups	73	—	—	155	—	155
Total financial assets	$4,289,817	$81,745	$3,643,669	$133,003	$(283)	$3,858,134
Financial liabilities:
Short-term debt:
Of Fannie Mae	$17,314	$—	$17,317	$—	$—	$17,317
Long-term debt:
Of Fannie Mae	106,751	—	106,701	605	—	107,306
Of consolidated trusts	4,098,653	—	3,633,157	293	—	3,633,450
Derivative liabilities at fair value	140	—	3,327	13	(3,200)	140
Guaranty obligations	79	—	—	65	—	65
Total financial liabilities	$4,222,937	$—	$3,760,502	$976	$(3,200)	$3,758,278

Fannie Mae (In conservatorship) 2024 Form 10-K	F-76

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
Interest income for the mortgage loans is recorded in “Interest income: Mortgage loans” and interest expense for the debt instruments is recorded in “Interest expense: Long-term debt” in our consolidated statements of operations and comprehensive income.

Fannie Mae (In conservatorship) 2024 Form 10-K	F-77

Notes to Consolidated Financial Statements | Fair Value
The following table displays the fair value and unpaid principal balance of the financial instruments for which we have made fair value elections.

	As of December 31,
	2024			2023
	Loans(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts	Loans(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts
	(Dollars in millions)
Fair value	$3,744	$385	$13,292	$3,315	$761	$14,343
Unpaid principal balance	4,079	383	13,766	3,442	731	14,383
(1)Includes nonaccrual loans with a fair value of $31 million and $32 million as of December 31, 2024 and 2023, respectively. Includes loans that are 90 days or more past due with a fair value of $25 million and $31 million as of December 31, 2024 and 2023, respectively.
Changes in Fair Value under the Fair Value Option Election
We recorded losses of $26 million, gains of $108 million and losses of $503 million for the years ended December 31,
2024, 2023 and 2022, respectively, from changes in the fair value of loans recorded at fair value in “Fair value gains
(losses), net” in our consolidated statements of operations and comprehensive income.
We recorded gains of $59 million, losses of $308 million, and gains of $2.3 billion for the years ended December 31,
2024, 2023 and 2022, respectively, from changes in the fair value of long-term debt recorded at fair value in “Fair value gains (losses), net” in our consolidated statements of operations and comprehensive income.
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
stockholders against us, FHFA as our conservator, and Freddie Mac were filed in the U.S. District Court for the District of Columbia. The lawsuits challenge the August 2012 amendment to each company’s senior preferred stock purchase agreement with Treasury.

Fannie Mae (In conservatorship) 2024 Form 10-K	F-78

Notes to Consolidated Financial Statements | Commitments and Contingencies
Plaintiffs in these lawsuits allege that the net worth sweep dividend provisions of the senior preferred stock that were implemented pursuant to the August 2012 amendments nullified certain of the stockholders’ rights and caused them harm. Plaintiffs in the class action represent a class of Fannie Mae preferred stockholders and classes of Freddie Mac common and preferred stockholders. The cases were tried before a jury at a trial that commenced on July 24, 2023. On
August 14, 2023, the jury returned a verdict for the plaintiffs and awarded damages of $299.4 million to Fannie Mae preferred stockholders. On October 24, 2023, the court held that these stockholders were entitled to receive prejudgment interest on the damage award. On March 20, 2024, the court entered final judgment and set the amount of prejudgment interest owed by Fannie Mae at $199.7 million. On April 17, 2024, the defendants filed a motion for judgment as a matter of law, which has been fully briefed and remains pending. The parties will have 30 days to appeal following the court’s decision on the motion. Until the motion and any subsequent appeals are resolved and any final judgment amount has been paid, post-judgment interest on the damages and prejudgment interest awards will accrue at a rate of 5.01%, starting on March 20, 2024, to be computed daily and compounded annually. We recognized
$495 million in 2023 related to the jury verdict and estimated prejudgment interest through December 31, 2023 in “Other expenses, net.” We recognized an additional $24 million of expense for the twelve months ended December 31, 2024 related to the prejudgment and post-judgment interest.
Unconditional Purchase and Lease Commitments
We have unconditional commitments related to the purchase of loans and mortgage-related securities. These are primarily mortgage commitment derivatives and include both on- and off-balance sheet commitments. A portion of these have been recorded as derivatives in our consolidated balance sheets.
We lease certain office buildings and equipment accounted for as either operating or financing leases pursuant to agreements that expire at various dates through May 31, 2045. Some of these leases provide for payment by the lessee of property taxes, insurance premiums, cost of maintenance and other costs.
The following table summarizes by remaining maturity, non-cancelable future commitments related to loan and mortgage purchases, operating and finance leases and other agreements.

	As of December 31, 2024
	Loans and Mortgage- Related Securities	Operating Leases(1)	Finance Leases(2)	Other(3)
	(Dollars in millions)
2025	$35,327	$63	$19	$200
2026	9	61	19	157
2027	—	60	20	110
2028	—	59	20	72
2029	—	48	7	2
Thereafter	—	311	343	3
Total	$35,336	$602	$428	$544
(1)Consists of amounts related to office buildings and equipment leases.
(2)Consists of amounts related to office buildings.
(3)Includes purchase commitments for certain telecommunications services, computer software and services, and other agreements and commitments.