Form 10-Q
period 2025-03-31
FEDERAL NATIONAL MORTGAGE ASSOCIATION FANNIE MAE
filed 2025-04-30
CIK 310522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☑
As of April 11, 2025, there were 1,158,087,567 shares of common stock of the registrant outstanding.

Fannie Mae First Quarter 2025 Form 10-Q	i

Fannie Mae First Quarter 2025 Form 10-Q	ii

MD&A | About Fannie Mae
PART I—FINANCIAL INFORMATION
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in conjunction with our unaudited condensed consolidated financial statements and related notes in this report and the more detailed information in our annual report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”). You can find a “Glossary of Terms Used in This Report” in MD&A in our 2024 Form 10-K.
This report includes forward-looking statements based on management’s current expectations that are subject to significant uncertainties. Future events and our results may differ materially from those reflected in our forward-looking statements due to a variety of factors, including those discussed in “Forward-Looking Statements,” “Risk Factors” and elsewhere in this report and in our 2024 Form 10-K.
About Fannie Mae

Fannie Mae is a leading source of financing for residential mortgages in the United States. We provided $76.1 billion in liquidity to the mortgage market in the first quarter of 2025, which enabled the financing of approximately 287,000 home purchases, refinancings, and rental units.
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
Because we assume the credit risk for mortgage loans in our MBS, our earnings are affected by the credit performance of these loans. Credit risk management is therefore key to our business and financial results. To help manage our mortgage credit risk exposure, and in response to capital and other requirements, we transfer some of our credit risk exposure to third parties through credit risk transfer and mortgage insurance. For a discussion of how we manage credit risk, see “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management” and “MD&A—Multifamily Business—Multifamily Mortgage Credit Risk Management” in this report and in our 2024 Form 10-K.
We support both single-family and multifamily housing. Our Single-Family business provides financing for properties that have four or fewer residential units. Our Multifamily business provides financing for residential buildings with five or more units. As of December 31, 2024 (the latest date for which information is available), Fannie Mae owned or guaranteed an estimated 25% of single-family mortgage debt outstanding and an estimated 21% of multifamily mortgage debt outstanding in the United States.
We have been in conservatorship since 2008. The Federal Housing Finance Agency (“FHFA”) is our conservator. During conservatorship, our Board has no fiduciary duties to the company or its stockholders, as they owe their fiduciary duties of care and loyalty solely to FHFA as conservator. Since March 17, 2025, the FHFA Director has served as the Chairman of our Board, and FHFA’s General Counsel has also served as a member of our Board. Conservatorship and our agreements with the U.S. Department of the Treasury (“Treasury”) significantly restrict our business activities and stockholder rights. For more information about the impact of conservatorship and these agreements on our business, stockholders, and our uncertain future, see “Business—Conservatorship and Treasury Agreements” and “Risk Factors—GSE and Conservatorship Risk” in our 2024 Form 10-K.

Fannie Mae First Quarter 2025 Form 10-Q	1

MD&A | Executive Summary
Financial Results Summary

Please read this summary together with our MD&A, our condensed consolidated financial statements as of March 31, 2025 and the accompanying notes.
Overview of Financial Results

Net Revenues and Net Income
(Dollars in billions)
$7.1
$4.3
$7.1
$3.7
Q1 2024
Q1 2025
Net revenues
Net income

Summary of Financial Results
•Net revenues remained flat at $7.1 billion in the first quarter of 2025 compared with the first quarter of 2024. Net revenues consist of net interest income and fee and other income.
•Provision for credit losses of $24 million for the first quarter of 2025 related to our Single-Family business segment, which reflected the impact of recent economic uncertainty and improvements in actual and forecasted home price growth.
•Net income of $3.7 billion in the first quarter of 2025 decreased by $659 million compared with the first quarter of 2024, primarily driven by a decrease in fair value gains and a shift from benefit for credit losses to provision for credit losses.
•Net worth increased by $3.7 billion in the first quarter of 2025 to $98.3 billion as of March 31, 2025.
For more information on the drivers of our financial results, see “Consolidated Results of Operations.”
Legislation and Regulation

This section updates and supplements information regarding legislative, regulatory, conservatorship and other matters affecting our business set forth in “Business—Conservatorship and Treasury Agreements” and “Business—Legislation and Regulation” in our 2024 Form 10-K. Also see “Risk Factors” in our 2024 Form 10-K for discussions of risks relating to legislative and regulatory matters.
Withdrawal of Prior Guidance, Policies, Regulatory Requirements, and Directives
The new FHFA Director, who was sworn in on March 14, 2025, has rescinded, waived, suspended, or otherwise withdrawn certain guidance, policies, regulatory requirements, and directives affecting Fannie Mae and Freddie Mac, including the multifamily residential lease standards policy, some requirements relating to FHFA’s fair lending rule, and certain corporate governance requirements. These actions were effective immediately. See “Conservatorship and Treasury Agreements—Conservatorship” and “Risk Factors—GSE and Conservatorship Risk” in our 2024 Form 10-K for a discussion of FHFA’s authority as our conservator and how FHFA, as our conservator, controls our business activities.

Fannie Mae First Quarter 2025 Form 10-Q	2

MD&A | Legislation and Regulation
Fannie Mae Board of Directors and Committees
As of April 29, 2025, the members of our Board of Directors are FHFA Director and Board Chairman William J. Pulte, FHFA General Counsel Clinton Jones, Fannie Mae President and Chief Executive Officer Priscilla Almodovar, Omeed Malik, and the following directors, each of whom has been determined by the Board to be independent: Renée L. Glover, Karin J. Kimbrough, Manuel “Manolo” Sánchez Rodriguez, Scott D. Stowell and Vice Chair Michael Stucky. As of April 29, 2025, our Board committees are as follows:
•Audit Committee – Renée Glover, Manolo Sánchez (Chair) and Michael Stucky;
•Compensation and Human Capital Committee – Clinton Jones, Scott Stowell and Michael Stucky (Chair);
•Nominating and Corporate Governance Committee – Renée Glover, Karin Kimbrough, William Pulte (Chair) and Scott Stowell; and
•Risk Policy and Capital Committee – Clinton Jones, Karin Kimbrough (Chair) and Manolo Sánchez.
Our Board of Directors has not yet considered the independence of or committee assignments for Mr. Malik, who joined the Board on April 14, 2025.

Fannie Mae First Quarter 2025 Form 10-Q	3

MD&A | Key Market Economic Indicators
Key Market Economic Indicators

In “MD&A—Key Market Economic Indicators” in our 2024 Form 10-K, we discuss how varying macroeconomic conditions can influence our financial results across different business and economic environments, and we provide forecasts and expectations with respect to some of these macroeconomic conditions. Below we provide an update to these forecasts and expectations, as well as updates to certain macroeconomic information. Our forecasts and expectations are based on many assumptions, subject to many uncertainties and may change, perhaps substantially, from our current forecasts and expectations. See “Risk Factors” and “Forward-Looking Statements” in our 2024 Form 10-K and in this report for a discussion of factors that could cause actual results to differ materially from our current forecasts and expectations.
Market Interest Rates
Selected Market Interest Rates
(1)Refers to the U.S. weekly average fixed-rate mortgage rate according to Freddie Mac’s Primary Mortgage Market Survey®. These rates are reported using the latest available data for a given period.
(2)According to Bloomberg.
(3)Refers to the daily rate per the Federal Reserve Bank of New York.
The U.S. weekly average 30-year fixed-rate mortgage rate decreased to 6.65% at the end of the first quarter of 2025, compared to 6.85% at the end of the fourth quarter of 2024.
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
Home prices on a national basis grew by an estimated 1.4% in the first quarter of 2025. We expect home price growth of 4.1% on a national basis in 2025. We also expect regional variation in the timing and rate of home price changes.

Fannie Mae First Quarter 2025 Form 10-Q	4

MD&A | Key Market Economic Indicators
Economic Activity
GDP and Unemployment Rate
(1)Real GDP growth is based on the quarterly series calculated by the Bureau of Economic Analysis and is subject to revision.
(2)According to the U.S. Bureau of Labor Statistics and subject to revision.
U.S. gross domestic product (“GDP”) increased in 2024. Bureau of Economic Analysis GDP data for the first quarter of 2025 was not available at the time of filing this report. We expect GDP will continue to grow for the full year of 2025, but at a slower pace than 2024. The unemployment rate increased to 4.2% in the first quarter of 2025 as compared to 4.1% in the fourth quarter of 2024. We expect the unemployment rate to continue to increase modestly in the remainder of 2025.
The impact of trade, fiscal, regulatory and immigration policies is uncertain and could materially impact our outlook for interest rates, home price growth and economic growth. See “Risk Factors—Market and Industry Risk” and “Risk Factors—Credit Risk” in our 2024 Form 10-K for further discussion of risks to our business and financial results associated with these factors.

Fannie Mae First Quarter 2025 Form 10-Q	5

MD&A | Consolidated Results of Operations
Consolidated Results of Operations

This section discusses our condensed consolidated results of operations and should be read together with our condensed consolidated financial statements and the accompanying notes.

Summary of Condensed Consolidated Results of Operations
	For the Three Months Ended March 31,

	2025	2024	Variance
	(Dollars in millions)
Net interest income(1)	$7,001	$7,023	$(22)
Fee and other income	84	72	12
Net revenues	7,085	7,095	(10)
(Provision) benefit for credit losses	(24)	180	(204)
Fair value gains (losses), net	123	480	(357)
Investment gains (losses), net	—	22	(22)
Non-interest expense:
Administrative expenses(2)	(992)	(889)	(103)
Legislative assessments(3)	(931)	(930)	(1)
Credit enhancement expense(4)	(479)	(419)	(60)
Other income (expense), net(5)	(198)	(106)	(92)
Total non-interest expense	(2,600)	(2,344)	(256)
Income before federal income taxes	4,584	5,433	(849)
Provision for federal income taxes	(923)	(1,113)	190
Net income	$3,661	$4,320	$(659)
Total comprehensive income	$3,655	$4,324	$(669)
(1)Includes net interest income generated by the 10 basis point guaranty fee increase we implemented pursuant to the Temporary Payroll Tax Cut Continuation Act of 2011 (“TCCA”), and as extended by the Infrastructure Investment and Jobs Act, which is paid to Treasury and not retained by us. We refer to this as TCCA fees, or income related to TCCA.
(2)Consists of salaries and employee benefits and professional services, technology and occupancy expenses.
(3)Consists of TCCA fees, affordable housing allocations and FHFA assessments.
(4)Single-family credit enhancement expense consists of costs associated with our freestanding credit enhancements, which primarily include our Connecticut Avenue Securities® (“CAS”) and Credit Insurance Risk Transfer™ (“CIRTTM”) programs, enterprise-paid mortgage insurance (“EPMI”) and certain lender risk-sharing programs. Multifamily credit enhancement expense primarily consists of costs associated with our Multifamily CIRTTM (“MCIRTTM”) and Multifamily CAS (“MCASTM”) programs as well as amortization expense for certain lender risk-sharing programs. Excludes CAS transactions accounted for as debt instruments and credit risk transfer programs accounted for as derivative instruments.
(5)Primarily consists of foreclosed property income (expense), change in the expected benefits from our freestanding credit enhancements, and gains and losses from partnership investments.
Net Interest Income
Overview
Our primary source of net interest income is guaranty fees we receive for assuming the credit risk on mortgage loans underlying Fannie Mae MBS held by third parties in our guaranty book of business. We also recognize net interest income on the difference between interest income earned on the assets in our retained mortgage portfolio and our corporate liquidity portfolio (collectively, our “portfolios”) and the interest expense associated with our funding debt. In addition, income or expense from hedge accounting is a component of our net interest income. See “MD&A—Consolidated Results of Operations—Net Interest Income” in our 2024 Form 10-K for information about the sources of our net interest income.

Fannie Mae First Quarter 2025 Form 10-Q	6

MD&A | Consolidated Results of Operations
Components of Net Interest Income
The table below displays the components of our net interest income from our guaranty book of business, from our portfolios, as well as from hedge accounting.

Components of Net Interest Income
	For the Three Months Ended March 31,
	2025	2024	Variance
	(Dollars in millions)
Net interest income from guaranty book of business:
Base guaranty fee income excluding TCCA	$4,202	$4,090	$112
Base guaranty fee income related to TCCA	859	860	(1)
Net deferred guaranty fee income	796	777	19
Total net interest income from guaranty book of business	5,857	5,727	130
Net interest income from portfolios(1)	1,322	1,547	(225)
Income (expense) from hedge accounting(2)	(178)	(251)	73
Total net interest income	$7,001	$7,023	$(22)
(1)Includes interest income from assets held in our retained mortgage portfolio and our corporate liquidity portfolio, as well as other assets used to support lender liquidity. Also includes interest expense on our funding debt, including outstanding CAS debt.
(2)For more information about our hedge accounting program, see “Note 9, Derivative Instruments.”
Net interest income remained relatively flat in the first quarter of 2025 compared with the first quarter of 2024. Lower net interest income from portfolios was largely offset by higher income from base guaranty fees and lower expense from hedge accounting.
•Lower net interest income from portfolios. Lower net interest income from portfolios in the first quarter of 2025 compared with the first quarter of 2024 was primarily driven by a higher average balance and higher average rates of our long-term funding debt.
•Higher base guaranty fee income. Higher base guaranty income was primarily driven by higher average guaranty fees on recent single-family acquisitions.
•Lower expense from hedge accounting. We had lower expense from hedge accounting in the first quarter of 2025 compared with the first quarter of 2024, primarily driven by lower interest expense on derivatives in hedging relationships.

Fannie Mae First Quarter 2025 Form 10-Q	7

MD&A | Consolidated Results of Operations
Analysis of Unamortized Deferred Guaranty Fees
The following charts present information about the interest rates of the loans in our single-family conventional guaranty book of business as well as information about our deferred guaranty fees.
As shown in the chart below (on the left), most of our single-family conventional guaranty book of business as of March 31, 2025 had an interest rate lower than the U.S. weekly average 30-year fixed-rate mortgage rate. Per Freddie Mac’s Primary Mortgage Market Survey®, as of March 27, 2025, the U.S. weekly average interest rate for a single-family 30-year fixed-rate mortgage was 6.65%. Accordingly, even if interest rates decline meaningfully, most of the borrowers whose mortgage loans are in our single-family conventional guaranty book of business still would not be incentivized to refinance.
The other chart below (on the right) presents guaranty fees that will be amortized into deferred guaranty fee income in future periods, which we refer to as “unamortized deferred guaranty fees,” as described in “MD&A—Consolidated Results of Operations—Net Interest Income—Analysis of Unamortized Deferred Guaranty Fees” in our 2024 Form 10-K.

Interest Rates of Single-Family Conventional Guaranty Book of Business Compared with the U.S. Weekly Average 30-Year Fixed-Rate Mortgage Rate	Unamortized Deferred Guaranty Fees
As of March 31, 2025	(Dollars in billions)

≥7%
5%
6.65%
6% to <7%
11%
5% to <6%
8%
4% to <5%
13%
3% to <4%
34%
<3%
29%
0%
10%
20%
30%
40%
50%

—	Represents the U.S. weekly average 30-year fixed-rate mortgage rate as of March 27, 2025, according to Freddie Mac’s Primary Mortgage Market Survey®, the last published rate for the quarter ending March 31, 2025.	—	Represents the net unamortized cost basis adjustment balance that will be amortized and recognized through deferred guaranty fee income over the remaining contractual life of the mortgage loans or debt.

—	Represents the percentage of single-family conventional guaranty book of business by select interest rate band based on the current interest rate of the mortgage loans.
The amount of deferred guaranty fee income we record can vary and is primarily impacted by: (1) the amount of upfront fees we charge on single-family mortgage loans, (2) changes in interest rates, which affect the premiums and discounts we record on newly acquired mortgage loans and newly created debt of consolidated trusts, and (3) the amount by which premiums and discounts on existing loans and debt of consolidated trust are different compared to newly acquired loans and debt. The balance of our unamortized deferred guaranty fees decreased as of March 31, 2025, compared with December 31, 2024, largely as a result of amortization of existing upfront fees on single-family loans. In addition, interest-rate-driven pricing changes in the first quarter of 2025 resulted in net discounts on newly issued MBS debt as prices declined, which further reduced the balance of unamortized deferred guaranty fees.

Fannie Mae First Quarter 2025 Form 10-Q	8

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

Analysis of Net Interest Income and Yield(1)
	For the Three Months Ended March 31,
	2025			2024
	Average Balance	Interest Income/ (Expense)	Average Rates Earned/Paid	Average Balance	Interest Income/ (Expense)	Average Rates Earned/Paid
	(Dollars in millions)
Interest-earning assets:
Cash and cash equivalents(2)	$49,537	$540	4.36%	$46,013	$621	5.40%
Securities purchased under agreements to resell	41,306	457	4.43	45,582	622	5.46
Investments in securities(3)	81,509	587	2.88	53,887	300	2.23
Mortgage loans:
Mortgage loans of Fannie Mae	49,919	499	4.00	50,797	567	4.46
Mortgage loans of consolidated trusts	4,094,365	36,900	3.60	4,094,013	34,649	3.39
Total mortgage loans(4)	4,144,284	37,399	3.61	4,144,810	35,216	3.40
Advances to lenders	2,376	33	5.56	2,354	39	6.63
Total interest-earning assets	$4,319,012	$39,016	3.61%	$4,292,646	$36,798	3.43%
Interest-bearing liabilities:
Short-term funding debt	$9,837	$(105)	4.27%	$14,717	$(195)	5.30%
Long-term funding debt	123,314	(1,238)	4.02	101,996	(919)	3.60
CAS debt	2,018	(54)	10.70	2,641	(74)	11.21
Total debt of Fannie Mae	135,169	(1,397)	4.13	119,354	(1,188)	3.98
Debt securities of consolidated trusts held by third parties	4,080,854	(30,618)	3.00	4,088,684	(28,587)	2.80
Total interest-bearing liabilities	$4,216,023	$(32,015)	3.04%	$4,208,038	$(29,775)	2.83%
Net interest income/net interest yield		$7,001	0.65%		$7,023	0.65%
(1)    Includes the effects of discounts, premiums and other cost basis adjustments, including basis adjustments related to hedge accounting.
(2)    Cash equivalents are composed of overnight reverse repurchase agreements and U.S. Treasuries, if any, that have a maturity at the date of acquisition of three months or less.
(3)    Consists of U.S. Treasuries not classified as cash equivalents and mortgage-related securities.
(4)    Average balance includes mortgage loans on nonaccrual status. Interest income includes loan fees of $645 million for the first quarter of 2025, compared with $669 million for the first quarter of 2024. Loan fees primarily consist of yield maintenance revenue we recognized on the prepayment of multifamily mortgage loans and the amortization of upfront cash fees exchanged when we acquire the mortgage loan.

Fannie Mae First Quarter 2025 Form 10-Q	9

MD&A | Consolidated Results of Operations
(Provision) Benefit for Credit Losses
The table below presents our single-family and multifamily benefit or provision for credit losses and the change in expected credit enhancement recoveries. The benefit or provision for credit losses includes our benefit or provision for loan losses, accrued interest receivable losses, our guaranty loss reserves, and credit losses on our available-for-sale (“AFS”) debt securities.

(Provision) Benefit for Credit Losses and Change in Expected Credit Enhancement Recoveries by Segment
	For the Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
(Provision) benefit for credit losses:
Single-family (provision) benefit for credit losses	$(24)	$335
Multifamily (provision) benefit for credit losses	—	(155)
Total (provision) benefit for credit losses	$(24)	$180

Change in expected credit enhancement recoveries:(1)
Single-family	$(31)	$(42)
Multifamily	25	105
Change in expected credit enhancement recoveries	$(6)	$63
(1)Consists of estimated changes in benefits from our freestanding credit enhancements, which are recognized as a component of “Other income (expenses), net” in our condensed consolidated statements of operations and comprehensive income.
Single-Family (Provision) Benefit for Credit Losses
Our single-family provision for credit losses of $24 million in the first quarter of 2025 reflected the impact of recent economic uncertainty and improvements in actual and forecasted home price growth.
More specifically, the provision from economic uncertainty was offset by a benefit from actual and forecasted home price growth as described below:
•Provision from economic uncertainty. During the first quarter of 2025, the impact of economic uncertainty associated with recent trade and fiscal policies led to market volatility, which increased our estimate for credit losses and resulted in a provision.
•Benefit from actual and forecasted home price growth. During the first quarter of 2025, actual home prices appreciated more than originally projected and our forecast of future home prices also improved. Higher home prices decrease the likelihood that loans will default and reduce the amount of losses on loans that default, which impacts our estimate of losses and ultimately reduces our loss reserves and provision for credit losses.
See “Key Market Economic Indicators” in our 2024 Form 10-K for additional information about how home prices affect our credit loss estimates. See “Key Market Economic Indicators” in this report for a discussion of home price growth and our home price forecast. Also see “Critical Accounting Estimates” in this report for more information about our home price and interest rate forecasts and how they can impact our single-family (provision) benefit for credit losses.
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
•Provision from changes in loan activity. This includes provision on newly acquired loans and was primarily driven by the credit risk profile of our first quarter 2024 single-family acquisitions, which primarily consisted of purchase loans. Purchase loans generally have higher original loan-to-value (“LTV”) ratios than refinance loans; therefore, purchase loans have a higher estimated risk of default and loss severity in the allowance than refinance loans and a correspondingly higher credit loss provision at the time of acquisition.
•Provision from actual and projected interest rates. Actual and projected interest rates increased in the first quarter of 2024 compared with our prior forecast. As mortgage rates increase, we expect a decrease in future

Fannie Mae First Quarter 2025 Form 10-Q	10

MD&A | Consolidated Results of Operations
prepayments on single-family loans. Lower expected prepayments extend the expected life of the loan, which increases our expectation of credit losses.
Multifamily (Provision) Benefit for Credit Losses
Our multifamily (provision) benefit for credit losses in the first quarter of 2025 was neutral. Our multifamily allowance for credit losses as of March 31, 2025 includes a component related to economic uncertainty, particularly uncertainty related to multifamily property values.
Our multifamily provision for credit losses in the first quarter of 2024 was primarily driven by continued declines in actual and projected multifamily property values, which included provision attributable to property value uncertainty, as well as provision due to increases in actual and projected interest rates compared to our prior forecast. Actual multifamily property valuations decreased in the first quarter of 2024 driven by elevated interest rates and higher investor yield requirements. Our forecast of multifamily property value estimated further declines in the near term offset by a long-term improvement. In addition, reduced multifamily market transactions in the first quarter of 2024 had increased uncertainty around multifamily property valuations.
Fair Value Gains (Losses), Net
The estimated fair value of our derivatives, trading securities and other financial instruments carried at fair value may fluctuate substantially from period to period because of changes in interest rates, the yield curve, mortgage and credit spreads and implied volatility, as well as activity related to these financial instruments.
The table below displays the components of our fair value gains and losses.

Fair Value Gains (Losses), Net
	For the Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
Risk management derivatives fair value gains (losses) attributable to:
Net contractual interest income (expense) on interest-rate swaps(1)	$(185)	$(300)
Net change in fair value during the period	(83)	633
Impact of hedge accounting(2)	192	147
Risk management derivatives fair value gains (losses), net	(76)	480
Mortgage commitment derivatives fair value gains (losses), net	(242)	207
Credit enhancement derivatives fair value gains (losses), net	(17)	(15)
Total derivatives fair value gains (losses), net	(335)	672
Trading securities gains (losses), net	654	(261)
Long-term debt fair value gains (losses), net	(311)	111
Other, net(3)	115	(42)
Fair value gains (losses), net	$123	$480
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
Fair value gains, net in the first quarter of 2025 were driven by gains on fixed-rate trading securities, which were substantially offset by losses on long-term debt of consolidated trusts held at fair value, mortgage commitment derivatives, and risk management derivatives, all of which were primarily due to declining interest rates in the first quarter of 2025. Our hedge accounting program is designed to hedge our exposure to changes in benchmark interest rates and, therefore, offsets a portion of the fair value volatility we would otherwise experience. The fair value gains and losses after the impact of hedge accounting primarily relate to spreads, convexity, and other components that are not effectively captured by our hedge accounting program.
Fair value gains, net in the first quarter of 2024 were primarily driven by gains on risk management derivatives, mortgage commitment derivatives, and long-term debt of consolidated trusts held at fair value, primarily due to increases in interest rates. These gains were partially offset by the impact of declining prices of fixed-rate trading securities, also primarily driven by increasing interest rates.

Fannie Mae First Quarter 2025 Form 10-Q	11

MD&A | Consolidated Results of Operations
Legislative Assessments
The table below displays the components of our legislative assessments.

Legislative Assessments
	For the Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
TCCA fees(1)	$859	$860
FHFA assessments(2)	40	40
Affordable housing allocations:(3)
Treasury’s Capital Magnet Fund	11	11
HUD’s Housing Trust Fund	21	19
Total affordable housing allocations	32	30
Total legislative assessments	$931	$930
(1)TCCA fees are expenses recognized as a result of the 10 basis point increase in guaranty fees on all single-family mortgages delivered to us on or after April 1, 2012 pursuant to the Temporary Payroll Tax Cut Continuation Act of 2011 and as extended by the Infrastructure Investment and Jobs Act, which we pay to Treasury.
(2)FHFA assessments are expenses relating to our obligation under the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended (the “GSE Act”) to pay FHFA to cover a portion of its costs, expenses and working capital.
(3)Affordable housing allocations relates to the GSE Act requirement to set aside each year an amount equal to 4.2 basis points of the unpaid principal balance of our new business purchases and to pay this amount to specified U.S. Department of Housing and Urban Development (“HUD”) and Treasury funds in support of affordable housing. In March 2025, we paid $160 million to the funds based on our new business purchases in 2024. For the first quarter of 2025, we recognized an expense of $32 million related to this obligation based on $76.0 billion in new business purchases during the period. We expect to pay this amount to the funds in 2026, plus additional amounts to be accrued based on our new business purchases in the remaining nine months of 2025.

Fannie Mae First Quarter 2025 Form 10-Q	12

MD&A | Consolidated Balance Sheet Analysis
Consolidated Balance Sheet Analysis

This section discusses our condensed consolidated balance sheets and should be read together with our condensed consolidated financial statements and the accompanying notes.

Summary of Condensed Consolidated Balance Sheets
	As of
	March 31, 2025	December 31, 2024	Variance
	(Dollars in millions)
Assets
Cash and cash equivalents	$39,352	$38,853	$499
Restricted cash and cash equivalents	38,445	39,958	(1,513)
Securities purchased under agreements to resell	31,769	15,975	15,794
Investments in securities, at fair value	79,347	79,197	150
Mortgage loans:
Of Fannie Mae	48,200	50,408	(2,208)
Of consolidated trusts	4,086,508	4,095,305	(8,797)
Allowance for loan losses	(7,532)	(7,707)	175
Mortgage loans, net of allowance for loan losses	4,127,176	4,138,006	(10,830)
Deferred tax assets, net	10,453	10,545	(92)
Other assets	27,167	27,197	(30)
Total assets	$4,353,709	$4,349,731	$3,978
Liabilities and equity
Debt:
Of Fannie Mae	$136,818	$139,422	$(2,604)
Of consolidated trusts	4,091,840	4,088,675	3,165
Other liabilities	26,739	26,977	(238)
Total liabilities	4,255,397	4,255,074	323
Total stockholders’ equity	98,312	94,657	3,655
Total liabilities and equity	$4,353,709	$4,349,731	$3,978
Securities Purchased Under Agreements to Resell
The increase in securities purchased under agreements to resell, from December 31, 2024 to March 31, 2025, was primarily due to the reinvestment of proceeds from sales of MBS securities held in our retained mortgage portfolio. See “Liquidity and Capital Management—Liquidity Management—Corporate Liquidity Portfolio” for additional information.
Mortgage Loans, Net of Allowance for Loan Losses
The mortgage loans reported in our condensed consolidated balance sheets are classified as either held for sale (“HFS”) or held for investment (“HFI”) and include loans owned by Fannie Mae and loans held in consolidated trusts.
Mortgage loans, net of allowance for loan losses decreased from December 31, 2024 to March 31, 2025, driven primarily by loan paydowns and liquidations outpacing acquisitions during the first quarter of 2025.
For additional information on our mortgage loans, see “Note 4, Mortgage Loans,” and for additional information on changes in our allowance for loan losses, see “Note 5, Allowance for Loan Losses.”
Debt
The decrease in debt of Fannie Mae from December 31, 2024 to March 31, 2025 was due to redemptions outpacing new issuances. The increase in debt of consolidated trusts from December 31, 2024 to March 31, 2025 was primarily driven by sales of Fannie Mae MBS held in our retained mortgage portfolio. See “Liquidity and Capital Management—Liquidity Management—Debt Funding” for a summary of activity in debt of Fannie Mae and information on our outstanding short-term and long-term debt. Also see “Note 8, Short-Term and Long-Term Debt” for additional information on our total outstanding debt.

Fannie Mae First Quarter 2025 Form 10-Q	13

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
•Loss mitigation includes delinquent mortgage loans from our MBS trusts, which enables us to initiate certain loss mitigation efforts.
•Other represents assets that we previously purchased for investment purposes.
The following table displays the components of our retained mortgage portfolio. Based on the nature of the asset, these balances are included in either “Investments in securities, at fair value” or “Mortgage loans, net of allowance for loan losses” in our “Summary of Condensed Consolidated Balance Sheets.”
The decrease in our retained mortgage portfolio as of March 31, 2025 compared with December 31, 2024 was primarily due to a decrease in our lender liquidity portfolio driven by lower holdings in agency securities and mortgage loans.

Retained Mortgage Portfolio
	As of
	March 31, 2025	December 31, 2024
	(Dollars in millions)
Lender liquidity:
Agency securities(1)	$28,122	$40,550
Mortgage loans	4,283	8,093
Total lender liquidity	32,405	48,643
Loss mitigation mortgage loans(2)	42,306	40,194
Other:
Reverse mortgage loans and securities(3)	3,266	3,542
Other mortgage loans and securities(4)	2,329	2,502
Total other	5,595	6,044
Total retained mortgage portfolio	$80,306	$94,881

Retained mortgage portfolio by segment:
Single-family mortgage loans and mortgage-related securities	$74,256	$89,308
Multifamily mortgage loans and mortgage-related securities	$6,050	$5,573
(1)Consists of Fannie Mae, Freddie Mac and Ginnie Mae mortgage-related securities, including Freddie Mac securities guaranteed by Fannie Mae. Excludes Fannie Mae and Ginnie Mae reverse mortgage securities and Fannie Mae-wrapped private-label securities.
(2)Includes single-family loans on nonaccrual status of $11.0 billion and $10.3 billion as of March 31, 2025 and December 31, 2024, respectively. Also includes multifamily loans on nonaccrual status of $3.1 billion and $2.9 billion as of March 31, 2025 and December 31, 2024, respectively.
(3)Includes Fannie Mae and Ginnie Mae reverse mortgage securities. We stopped acquiring newly originated reverse mortgage loans in 2010.
(4)Other mortgage loans primarily includes single-family and multifamily loans that are not included in the loss mitigation or lender liquidity categories. Other mortgage securities primarily includes private-label securities and mortgage revenue bonds.
The amount of mortgage assets that we may own is capped at $225 billion under the terms of our senior preferred stock purchase agreement with Treasury. We are also subject to specified limitations on the composition of our retained mortgage portfolio pursuant to FHFA guidance.

Fannie Mae First Quarter 2025 Form 10-Q	14

MD&A | Retained Mortgage Portfolio
We include 10% of the notional value of the interest-only securities we hold in calculating the size of the retained mortgage portfolio for the purpose of determining compliance with the senior preferred stock purchase agreement mortgage assets cap and associated FHFA instructions. As of March 31, 2025, 10% of the notional value of our interest-only securities was $1.6 billion, which is not included in the table above.
Under the terms of our MBS trust documents, we have the option or, in some instances, the obligation, to purchase mortgage loans that meet specific criteria from an MBS trust. FHFA has also provided us with instruction on our single-family delinquent loan buyout policy. The purchase price for these loans is the unpaid principal balance of the loans plus accrued interest. In support of our loss mitigation strategies, we purchased $3.6 billion of loans from our single-family MBS trusts in the first quarter of 2025, the substantial majority of which were delinquent, compared with $2.9 billion of loans in the first quarter of 2024.
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
The table below displays the composition of our guaranty book of business and our total Fannie Mae guarantees based on unpaid principal balance.

Composition of Fannie Mae Guaranty Book of Business
	As of
	March 31, 2025			December 31, 2024
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Conventional guaranty book of business(1)	$3,618,778	$506,784	$4,125,562	$3,632,700	$502,080	$4,134,780
Government guaranty book of business(2)	5,405	481	5,886	5,705	490	6,195
Guaranty book of business	3,624,183	507,265	4,131,448	3,638,405	502,570	4,140,975
Freddie Mac securities guaranteed by Fannie Mae(3)	196,372	—	196,372	200,086	—	200,086
Total Fannie Mae guarantees	$3,820,555	$507,265	$4,327,820	$3,838,491	$502,570	$4,341,061
(1)Refers to mortgage loans and mortgage-related securities that are not guaranteed or insured, in whole or in part, by the U.S. government.
(2)Refers to mortgage loans and mortgage-related securities guaranteed or insured, in whole or in part, by the U.S. government.
(3)Represents the unpaid principal balance of Freddie Mac-issued UMBS backing Fannie Mae-issued Supers and REMICs. Because we do not have the power to direct matters (primarily the servicing of mortgage loans) that impact the credit risk to which we are exposed, which constitute control of these securitization trusts, we do not consolidate these trusts in our condensed consolidated balance sheet, giving rise to off-balance sheet exposure. See “Liquidity and Capital Management—Liquidity Management—Off-Balance Sheet Arrangements” and “Note 7, Financial Guarantees for more information regarding our maximum exposure to loss on unconsolidated Fannie Mae MBS and Freddie Mac securities.
Presentation of Guaranty Book of Business in the Single-Family Business and Multifamily Business sections
We present the guaranty book of business in this section and in our Monthly Summary reports, which are available on our website, based on the unpaid principal balance of our MBS outstanding. In the “Single-Family Business” and

Fannie Mae First Quarter 2025 Form 10-Q	15

MD&A | Guaranty Book of Business
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
Business Segment Financial Results

We have two reportable business segments: Single-Family and Multifamily. This section discusses the primary components of net income for our Single-Family Business and Multifamily Business segments. This information complements the discussion of our condensed consolidated financial results in “Consolidated Results of Operations.”

Business Segment Financial Results(1)
	For the Three Months Ended March 31,
	2025		2024		Segment Variance
	Single-Family	Multifamily	Single-Family	Multifamily	Single-Family	Multifamily
	(Dollars in millions)
Net interest income(2)	$5,866	$1,135	$5,874	$1,149	$(8)	$(14)
Fee and other income	65	19	55	17	10	2
Net revenues	5,931	1,154	5,929	1,166	2	(12)
(Provision) benefit for credit losses	(24)	—	335	(155)	(359)	155
Fair value gains (losses), net	82	41	484	(4)	(402)	45
Investment gains (losses), net	2	(2)	13	9	(11)	(11)
Non-interest expense:
Administrative expenses(3)	(812)	(180)	(743)	(146)	(69)	(34)
Legislative assessments(4)	(920)	(11)	(920)	(10)	—	(1)
Credit enhancement expense(5)	(407)	(72)	(353)	(66)	(54)	(6)
Other income (expense), net(6)	(174)	(24)	(192)	86	18	(110)
Total non-interest expense	(2,313)	(287)	(2,208)	(136)	(105)	(151)
Income before federal income taxes	3,678	906	4,553	880	(875)	26
Provision for federal income taxes	(760)	(163)	(946)	(167)	186	4
Net income	$2,918	$743	$3,607	$713	$(689)	$30
(1)See “Note 10, Segment Reporting” for information about our segment allocation methodology.
(2)For single-family, includes net interest income generated by the 10 basis point guaranty fee increase we implemented pursuant to the Temporary Payroll Tax Cut Continuation Act of 2011, and as extended by the Infrastructure Investment and Jobs Act, which is paid to Treasury and not retained by us.
(3)Consists of salaries and employee benefits and professional services, technology and occupancy expenses.
(4)For single-family, consists of the portion of our single-family guaranty fees that is paid to Treasury pursuant to the TCCA, affordable housing allocations and FHFA assessments. For multifamily, consists of the affordable housing allocations and FHFA assessments.
(5)Single-family credit enhancement expense consists of costs associated with our freestanding credit enhancements, which primarily include our Connecticut Avenue Securities® (“CAS”) and Credit Insurance Risk TransferTM (“CIRTTM”) programs, enterprise-paid mortgage insurance programs and certain lender risk-sharing programs. Multifamily credit enhancement expense primarily consists of costs associated with our Multifamily CIRTTM (“MCIRTTM”) and Multifamily CAS (“MCASTM”) programs as well as amortization expense for certain lender risk-sharing programs. Excludes CAS transactions accounted for as debt instruments and credit risk transfer programs accounted for as derivative instruments.
(6)Primarily consists of foreclosed property income (expense), change in the expected benefits from our freestanding credit enhancements, and gains and losses from partnership investments.

Fannie Mae First Quarter 2025 Form 10-Q	16

MD&A |Business Segments Financial Results
Net Interest Income
(Dollars in millions)
Single-Family
The small decrease in net interest income for the first quarter of 2025 compared with the first quarter of 2024 was driven by lower net interest income from portfolios, which was largely offset by higher income from base guaranty fees and lower expense from hedge accounting.
Multifamily
The small decrease in net interest income for the first quarter of 2025 compared with the first quarter of 2024 was driven by an increase in our multifamily nonaccrual population, which was largely offset by higher guaranty fee income as a result of an increase in the size of our multifamily guaranty book of business and higher yield maintenance income from an increase in prepayments.
(Provision) Benefit for Credit Losses
(Dollars in millions)
See “Consolidated Results of Operations—(Provision) Benefit for Credit Losses” for a discussion of our single-family and multifamily (provision) benefit for credit losses.

Fannie Mae First Quarter 2025 Form 10-Q	17

MD&A |Business Segments Financial Results
Fair Value Gains (Losses), Net
(Dollars in millions)
Single-Family
Fair value gains, net in the first quarter of 2025 were driven by gains on fixed-rate trading securities, which were substantially offset by losses on long-term debt of consolidated trusts held at fair value, mortgage commitment derivatives, and risk management derivatives, all of which were primarily due to declining interest rates in the first quarter of 2025. Our hedge accounting program is designed to hedge our exposure to changes in benchmark interest rates and, therefore, offsets a portion of the fair value volatility we would otherwise experience. The fair value gains and losses after the impact of hedge accounting primarily relate to spreads, convexity, and other components that are not effectively captured by our hedge accounting program.
Fair value gains, net in the first quarter of 2024 were primarily driven by gains on risk management derivatives, mortgage commitment derivatives, and long-term debt of consolidated trusts held at fair value, primarily due to increases in interest rates. These gains were partially offset by the impact of declining prices of fixed-rate trading securities, also primarily driven by increasing interest rates.

Fannie Mae First Quarter 2025 Form 10-Q	18

MD&A | Single-Family Business | Single-Family Mortgage Market
Single-Family Business

This section supplements and updates information regarding our Single-Family business segment in our 2024 Form 10-K. See “MD&A—Single-Family Business” in our 2024 Form 10-K for additional information regarding the primary business activities, lenders, investors and competition of our Single-Family business.
Single-Family Mortgage Market
Total housing activity modestly increased in the first quarter of 2025 compared with the fourth quarter of 2024. Existing home sales averaged 4.13 million units annualized in the first quarter of 2025, compared with 4.16 million units in the fourth quarter of 2024, according to data from the National Association of REALTORS®. According to the U.S. Census Bureau, new single-family home sales averaged an annualized rate of approximately 684,000 units in the first quarter of 2025, compared with approximately 673,000 units in the fourth quarter of 2024.
The U.S. weekly average 30-year fixed mortgage rate was 6.65% as of March 27, 2025, compared with 6.85% as of December 26, 2024, and averaged 6.83% in the first quarter of 2025, compared with 6.63% in the fourth quarter of 2024, according to Freddie Mac’s Primary Mortgage Market Survey®.
Single-family mortgage market originations increased from an estimated $327 billion in the first quarter of 2024 to an estimated $378 billion in the first quarter of 2025. According to the April forecast from our Economic and Strategic Research Group, total originations in the U.S. single-family mortgage market in 2025 are forecasted to increase from 2024 levels by approximately 17%, from an estimated $1.69 trillion in 2024 to $1.98 trillion in 2025, and the amount of refinance originations in the U.S. single-family mortgage market are forecasted to increase from an estimated $390 billion in 2024 to $529 billion in 2025. Our Economic and Strategic Research Group’s April forecast is based on data available as of April 11, 2025. See “Key Market Economic Indicators” in our 2024 Form 10-K and this report for additional discussion of how housing activity can affect our financial results and the uncertainties that may affect our forecasts and expectations.

Fannie Mae First Quarter 2025 Form 10-Q	19

MD&A | Single-Family Business | Single-Family Mortgage-Related Securities Issuances Share
Single-Family Mortgage-Related Securities Issuances Share
Our single-family Fannie Mae MBS issuances were $69.0 billion for the first quarter of 2025, compared with $65.1 billion for the first quarter of 2024. Based on the latest data available, the charts below display our estimated share of single-family mortgage-related securities issuances as compared with that of our primary competitors for the issuance of single-family mortgage-related securities for the periods indicated.
Single-Family Mortgage-Related Securities Issuances Share

Ginnie Mae	Private-label securities

Fannie Mae	Freddie Mac

Our market share is influenced by various factors, including the pricing of single-family loans and the competitive market environment. When making pricing and acquisition decisions for single-family loans, we must consider a mix of often competing factors, such as competitive market dynamics, our capital requirements, our housing mission requirements and UMBS market liquidity objectives. Balancing these considerations can sometimes create challenges that impact our ability to compete effectively in the marketplace. For a discussion of factors that affect or could affect our business, our competitive environment, demand for our MBS, or the liquidity and market value of our MBS, as well as the risks associated with our conservatorship, our higher capital requirements relative to that of our primary competitor, our housing mission requirements, the UMBS market and the performance of our MBS, see “Business—Conservatorship and Treasury Agreements,” “Business—Legislation and Regulation,” “Risk Factors” and “MD&A—Single-Family Business—Single-Family Competition” in our 2024 Form 10-K, as well as “Legislation and Regulation” in this report.

Fannie Mae First Quarter 2025 Form 10-Q	20

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
Our single-family conventional loan acquisition volumes remained at low levels in the first quarter of 2025 and the first quarter of 2024. Housing affordability constraints and limited supply continued to put downward pressure on the volume of purchase loans we acquired. In addition, the average 30-year fixed-rate mortgage rate in first quarter of 2025 and the first quarter of 2024 remained higher than the interest rates of most outstanding single-family loans, resulting in low refinancing volumes.
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
Our average charged guaranty fee in the first quarter of 2025 on newly acquired conventional single-family loans, net of TCCA fees increased compared with the first quarter of 2024, primarily as result of higher base guaranty fees charged on new acquisitions.
Single-Family Mortgage Credit Risk Management
This section updates our discussion of single-family mortgage credit risk management in our 2024 Form 10-K. For additional information on our single-family acquisition and servicing policies, underwriting and servicing standards, quality control process, repurchase requests, and representation and warranty framework, see “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management” in our 2024 Form 10-K.

Fannie Mae First Quarter 2025 Form 10-Q	21

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
Single-Family Guaranty Book Diversification and Monitoring
The following table displays our single-family conventional business volumes and our single-family conventional guaranty book of business, based on certain key risk characteristics that we use to evaluate the risk profile and credit quality of our single-family loans. For a description of the key risk characteristics of our single-family conventional guaranty book of business, see “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Guaranty Book Diversification and Monitoring—Overview” in our 2024 Form 10-K.
We provide additional information on the credit characteristics of our single-family loans in quarterly financial supplements, which we furnish to the Securities and Exchange Commission (the “SEC”) with current reports on Form 8-K and make available on our website. Information in our quarterly financial supplements is not incorporated by reference into this report.

Fannie Mae First Quarter 2025 Form 10-Q	22

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management

Key Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business(1)
	Percent of Single-Family Conventional Business Volume at Acquisition(2)		Percent of Single-Family Conventional Guaranty Book of Business(3) As of
	For the Three Months Ended March 31,
	2025	2024	March 31, 2025	December 31, 2024
Original LTV ratio:(4)
<= 60%	18%	16%	24%	24%
60.01% to 70%	11	10	14	14
70.01% to 80%	33	33	34	34
80.01% to 90%	15	16	11	11
90.01% to 95%	17	18	12	12
95.01% to 100%	6	7	4	4
Greater than 100%	—	—	1	1
Total	100%	100%	100%	100%
Weighted average	77%	78%	73%	73%
Average loan amount	$331,067	$325,938	$209,368	$209,326
Loan count (in thousands)	194	191	17,207	17,281
Estimated mark-to-market LTV ratio:(5)
<= 60%			69%	69%
60.01% to 70%			12	12
70.01% to 80%			10	10
80.01% to 90%			6	6
90.01% to 100%			3	3
Greater than 100%			*	*
Total			100%	100%
Weighted average			50%	50%
FICO credit score at origination:(6)
< 620	* %	* %	* %	* %
620 to < 660	3	2	3	3
660 to < 680	3	3	4	4
680 to < 700	5	5	6	6
700 to < 740	19	19	20	20
>= 740	70	71	67	67
Total	100%	100%	100%	100%
Weighted average	757	757	753	753
Debt-to-income (“DTI”) ratio at origination:(7)
<= 43%	62%	63%	73%	74%
43.01% to 45%	10	10	9	9
Greater than 45%	28	27	18	17
Total	100%	100%	100%	100%
Weighted average	38%	38%	35%	35%

Fannie Mae First Quarter 2025 Form 10-Q	23

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management

	Percent of Single-Family Conventional Business Volume at Acquisition(2)		Percent of Single-Family Conventional Guaranty Book of Business(3) As of
	For the Three Months Ended March 31,
	2025	2024	March 31, 2025	December 31, 2024
Product type:
Fixed-rate:(8)
Long-term	95%	97%	89%	89%
Intermediate-term	4	2	10	10
Total fixed-rate	99	99	99	99
Adjustable-rate	1	1	1	1
Total	100%	100%	100%	100%
Number of property units:
1 unit	97%	97%	97%	97%
2-4 units	3	3	3	3
Total	100%	100%	100%	100%
Property type:
Single-family homes	91%	91%	91%	91%
Condo/Co-op	9	9	9	9
Total	100%	100%	100%	100%
Occupancy type:
Primary residence	94%	92%	91%	91%
Second/vacation home	1	2	3	3
Investor	5	6	6	6
Total	100%	100%	100%	100%
Loan purpose:
Purchase	78%	85%	49%	48%
Cash-out refinance	12	9	19	19
Other refinance	10	6	32	33
Total	100%	100%	100%	100%
Geographic concentration:(9)
Midwest	15%	15%	14%	14%
Northeast	15	14	16	16
Southeast	26	27	23	23
Southwest	23	23	19	19
West	21	21	28	28
Total	100%	100%	100%	100%
Origination year:
2019 and prior			22%	22%
2020			22	22
2021			27	28
2022			12	13
2023			7	7
2024			9	8
2025			1	—
Total			100%	100%
*    Represents less than 0.5% of single-family conventional business volume or guaranty book of business.
(1)Second-lien mortgage loans held by third parties are not reflected in the original LTV or the estimated mark-to-market LTV ratios in this table.

Fannie Mae First Quarter 2025 Form 10-Q	24

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
Although new business volumes remain low, the share of our single-family loan acquisitions consisting of refinance loans rather than home purchase loans increased to 22% in the first quarter of 2025 compared with 15% in the first quarter of 2024. Typically, refinance loans have lower LTV ratios than home purchase loans. This trend contributed to a decrease in the percentage of our single-family loan acquisitions with LTV ratios over 80%, from 41% in the first quarter of 2024 to 38% in the first quarter of 2025.
For a discussion of factors that may impact the volume and credit characteristics of loans we acquire in the future, see “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Guaranty Book Diversification and Monitoring” in our 2024 Form 10-K. In this section of our 2024 Form 10-K, we also provide more information on the credit characteristics of loans in our single-family conventional guaranty book of business, including high-balance loans and adjustable-rate mortgages.
Single-Family Credit Enhancement and Transfer of Mortgage Credit Risk
Our charter generally requires credit enhancement on any single-family conventional mortgage loan that we purchase or securitize if it has an LTV ratio over 80% at the time of acquisition. We generally achieve this through primary mortgage insurance. We also enter into various other types of transactions in which we transfer mortgage credit risk to third parties. For a discussion of our exposure to and management of the counterparty credit risk associated with the providers of these credit enhancements, see “MD&A—Risk Management—Institutional Counterparty Credit Risk Management” and “Note 14, Concentrations of Credit Risk” in our 2024 Form 10-K and “Note 11, Concentrations of Credit Risk” in this report. Also see “Risk Factors—Credit Risk” in our 2024 Form 10-K.
The table below displays information about loans in our single-family conventional guaranty book of business covered by one or more forms of credit enhancement, including mortgage insurance or a credit risk transfer transaction. The risk in force of these transactions, which refers to the maximum amount of losses that could be absorbed by credit risk transfer investors, was approximately $41 billion as of March 31, 2025, compared with approximately $43 billion as of December 31, 2024.

Single-Family Loans with Credit Enhancement
	As of
	March 31, 2025		December 31, 2024
	Unpaid Principal Balance	Percentage of Single-Family Conventional Guaranty Book of Business	Unpaid Principal Balance	Percentage of Single-Family Conventional Guaranty Book of Business
	(Dollars in billions)
Primary mortgage insurance	$756	21%	$761	21%
Connecticut Avenue Securities	862	24	850	23
Credit Insurance Risk Transfer	421	12	419	12
Other	31	1	45	1
Less: Loans covered by multiple credit enhancements	(385)	(11)	(408)	(11)
Total single-family loans with credit enhancement	$1,685	47%	$1,667	46%

Fannie Mae First Quarter 2025 Form 10-Q	25

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
As of March 31, 2025 and December 31, 2024, the loans in our single-family conventional guaranty book of business that were currently without credit enhancement consisted primarily of loans with an LTV ratio less than or equal to 60% or loans with an original maturity of 20 years or less. See “MD&A—Single-Family Business—Single-Family Credit Enhancement and Transfer of Mortgage Credit Risk" in our 2024 Form 10-K for more information about our single-family loans without credit enhancements.
Transfer of Mortgage Credit Risk
In addition to primary mortgage insurance, our Single-Family business has developed other risk-sharing capabilities to transfer portions of our single-family mortgage credit risk to the private market. For a description of our credit risk transfer transactions, see "MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Credit Enhancement and Transfer of Mortgage Credit Risk."
In the first quarter of 2025, we transferred a portion of the mortgage credit risk on single-family mortgage loans with an unpaid principal balance of $51.0 billion at the time of the transactions. Our two primary single-family credit risk transfer programs are Connecticut Avenue Securities® (“CAS”) and Credit Insurance Risk Transfer™ (“CIRT™”).
We provide a portion of the guaranty fee to investors in our credit risk transfer transactions as compensation for their taking on a share of the credit risk of the related loans. We record the substantial majority of expenses related to our credit risk transfer transactions in “Credit enhancement expense” within our consolidated statements of operations and comprehensive income. For the first quarter of 2025, we paid $429 million in premiums on our outstanding single-family credit risk transfer transactions.
Single-Family Problem Loan Management
Overview
Our problem loan management strategies focus primarily on reducing defaults to avoid losses that would otherwise occur and pursuing foreclosure alternatives to mitigate the severity of the losses we incur. See “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Problem Loan Management” in our 2024 Form 10-K for a discussion of delinquency statistics on our problem loans, efforts undertaken to manage our problem loans, metrics regarding our loan workout activities, real estate owned (“REO”) management and other single-family credit-related information. The discussion below updates some of that information. We also provide ongoing credit performance information on loans underlying single-family Fannie Mae MBS and loans covered by single-family credit risk transfer transactions. For loans backing Fannie Mae MBS, see the “Forbearance and Delinquency Dashboard” available in the MBS section of our Data Dynamics® tool, which is available at www.fanniemae.com/datadynamics. For loans covered by credit risk transfer transactions, see the “Deal Performance Data” report available in the CAS and CIRT sections of the tool. Information on our website is not incorporated into this report. Information in Data Dynamics may differ from similar measures presented in our financial statements and other public disclosures for a variety of reasons, including as a result of variations in the loan population covered, timing differences in reporting and other factors.

Fannie Mae First Quarter 2025 Form 10-Q	26

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

Delinquency Status and Activity of Single-Family Conventional Loans
	As of
	March 31, 2025	December 31, 2024	March 31, 2024
Delinquency status:
30 to 59 days delinquent	0.90%	1.05%	0.94%
60 to 89 days delinquent	0.24	0.29	0.23
Seriously delinquent (“SDQ”):	0.56	0.56	0.51
Percentage of SDQ loans that have been delinquent for more than 180 days	45	41	49
Percentage of SDQ loans that have been delinquent for more than two years	5	5	9

	For the Three Months Ended March 31,
	2025	2024
Single-family SDQ loans (number of loans):
Beginning balance	97,129	96,479
Additions	47,828	42,714
Removals:
Modifications and other loan workouts	(21,265)	(21,390)
Liquidations and sales	(6,519)	(6,756)
Cured or less than 90 days delinquent	(21,571)	(21,454)
Total removals	(49,355)	(49,600)
Ending balance	95,602	89,593
Our single-family serious delinquency rate remained flat as of March 31, 2025, compared to December 31, 2024, and continues to remain low relative to historic levels. The impact of recent trade and fiscal policies are uncertain and could affect the credit performance of the loans in our single-family guaranty book of business compared to recent performance. This could lead to higher delinquencies or an increase in our single-family serious delinquency rate. For information about factors that affect our single-family serious delinquency rate, see “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Problem Loan Management” in our 2024 Form 10-K.

Fannie Mae First Quarter 2025 Form 10-Q	27

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
The table below displays the serious delinquency rates for, and the percentage of our seriously delinquent single-family conventional loans represented by, the specified loan categories. The reported categories are not mutually exclusive.

Single-Family Conventional Seriously Delinquent Loan Concentration Analysis
	As of
	March 31, 2025			December 31, 2024			March 31, 2024
	Percentage of Book Outstanding(1)	Percentage of Seriously Delinquent Loans(2)	Serious Delinquency Rate	Percentage of Book Outstanding(1)	Percentage of Seriously Delinquent Loans(2)	Serious Delinquency Rate	Percentage of Book Outstanding(1)	Percentage of Seriously Delinquent Loans(2)	Serious Delinquency Rate
States:
California	19%	10%	0.43%	19%	9%	0.41%	19%	10%	0.39%
Florida	6	11	0.96	6	11	0.96	6	9	0.68
Illinois	3	5	0.69	3	5	0.69	3	5	0.69
New York	4	6	0.77	4	6	0.79	5	6	0.85
Texas	8	9	0.69	8	10	0.73	7	9	0.59
All other states	60	59	0.50	60	59	0.51	60	61	0.48
Estimated mark-to-market LTV ratio:
<= 60%	69	67	0.46	69	67	0.47	68	69	0.45
60.01% to 70%	12	14	0.94	12	14	0.94	13	15	0.76
70.01% to 80%	10	10	0.85	10	10	0.85	10	9	0.73
80.01% to 90%	6	6	1.00	6	6	0.97	6	5	0.79
90.01% to 100%	3	3	0.83	3	3	0.77	3	2	0.62
Greater than 100%	*	*	3.26	*	*	2.82	*	*	2.10
Credit enhanced:(3)
Primary MI & other(4)	21	34	1.17	21	34	1.17	21	33	1.02
Credit risk transfer(5)	36	31	0.59	36	32	0.61	37	30	0.50
Non-credit enhanced	53	49	0.44	54	49	0.44	54	51	0.43
*Represents less than 0.5% of single-family conventional guaranty book of business.
(1)Percentage of book amounts represent the unpaid principal balance of loans for each category divided by the unpaid principal balance of our total single-family conventional guaranty book of business.
(2)Calculated based on the number of single-family loans that were seriously delinquent for each category divided by the total number of single-family conventional loans that were seriously delinquent.
(3)The credit-enhanced categories are not mutually exclusive. A loan with primary mortgage insurance that is also covered by a credit risk transfer transaction will be included in both the “Primary MI & other” category and the “Credit risk transfer” category. As a result, the “Credit enhanced” and “Non-credit enhanced” categories do not sum to 100%. The total percentage of our single-family conventional guaranty book of business with some form of credit enhancement as of March 31, 2025 was 47%.
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

Fannie Mae First Quarter 2025 Form 10-Q	28

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
As of March 31, 2025, the unpaid principal balance of single-family loans in forbearance was $6.7 billion, or 0.2% of our single-family conventional guaranty book of business, compared with $8.0 billion, or 0.2% of our single-family conventional guaranty book of business, as of December 31, 2024.
The chart below displays the unpaid principal balance of our completed single-family loan workouts by type, as well as the number of loan workouts, for the first quarter of 2024 compared with the first quarter of 2025. This table does not include loans in an active forbearance arrangement, trial modifications, and repayment plans that have been initiated but not completed.
Completed Loan Workout Activity
(Dollars in billions)
(1)There were approximately 24,000 loans and 18,000 loans in a trial modification period that was not yet complete as of March 31, 2025 and 2024, respectively.
(2)Other was $158 million and $179 million for the first quarter of 2025 and the first quarter of 2024, respectively. Other includes repayment plans and foreclosure alternatives. Repayment plans reflect only those plans associated with loans that were 60 days or more delinquent.

Fannie Mae First Quarter 2025 Form 10-Q	29

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
Single-Family REO Management
If a loan defaults, we may acquire the property through foreclosure or a deed-in-lieu of foreclosure. The table below displays our REO activity by region. Regional REO acquisition trends generally follow a pattern that is similar to, but lags, that of regional delinquency trends.

Single-Family REO Properties
	For the Three Months Ended March 31,
	2025	2024
Single-family REO properties (number of properties):
Beginning of period inventory of single-family REO properties(1)	5,895	8,403
Acquisitions by geographic area:(2)
Midwest	145	274
Northeast	87	151
Southeast	167	214
Southwest	117	168
West	86	106
Total REO acquisitions(1)	602	913
Dispositions of REO	(1,261)	(1,345)
End of period inventory of single-family REO properties(1)	5,236	7,971
Carrying value of single-family REO properties (dollars in millions)	$1,000	$1,384
Single-family foreclosure rate(3)	0.01%	0.02%
REO net sales price to unpaid principal balance(4)	146%	140%
REO net sales price to unpaid principal balance and costs to repair(5)	84%	93%
Short sales net sales price to unpaid principal balance(6)	82%	89%
(1)Consists of held-for sale and held-for-use properties, which are reported in our condensed consolidated balance sheets as a component of “Other assets.”
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
Although our REO net sales price to unpaid principal balance rose to 146% for the first three months of 2025 from 140% for the first three months of 2024, that increase was more than offset by the impact of increased costs we incurred to repair the condition of properties, which resulted in a decline in our REO net sales price to unpaid principal balance and costs to repair to 84% for the first three months of 2025 from 93% for the first three months of 2024. In March 2025, FHFA directed us to revise our approach to repairing REO properties. We expect our revised approach will result in lower costs to repair REO properties than we would have incurred under our prior approach.
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

Fannie Mae First Quarter 2025 Form 10-Q	30

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

Single-Family Credit Loss Performance Metrics and Loan Sale Performance
	For the Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
Write-offs	$(122)	$(97)
Recoveries	33	59
Foreclosed property income (expense)	(65)	(79)
Credit gains (losses)	(154)	(117)
Write-offs on the redesignation of mortgage loans from HFI to HFS(1)	(69)	(20)
Net credit gains (losses) and write-offs on redesignations	(223)	(137)
Gains (losses) on sales and other valuation adjustments(2)	(3)	14
Net credit gains (losses), write-offs on redesignations and gains (losses) on sales and other valuation adjustments	$(226)	$(123)

Credit gain (loss) ratio (in bps)(3)	(1.7)	(1.3)
Net credit gains (losses), write-offs on redesignations and gains (losses) on sales and other valuation adjustments ratio (in bps)(4)	(2.5)	(1.4)
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
The primary drivers of our net credit gains (losses), write-offs on redesignations and gains (losses) on sales and other valuation adjustments in the first quarter of 2025 were write-offs on loans for which collectability was no longer reasonably assured as well as an increase in mortgage loans redesignated from HFI to HFS resulting in an increase in write-offs on redesignations.
The primary drivers of our net credit gains (losses), write-offs on redesignations and gains (losses) on sales and other valuation adjustments in the first quarter of 2024 were write-offs on loans for which collectability was no longer reasonably assured as well as foreclosed property expense due to increased repairs on the REO properties we acquired.

Fannie Mae First Quarter 2025 Form 10-Q	31

MD&A | Multifamily Business
Multifamily Business

This section supplements and updates information regarding our Multifamily business segment in our 2024 Form 10-K. See “MD&A—Multifamily Business” in our 2024 Form 10-K for additional information regarding the primary business activities, lenders, investors and competition of our Multifamily business.
Multifamily Mortgage Market
In the multifamily market, ongoing rental demand remained strong in the first quarter of 2025 despite elevated levels of new supply entering various markets across the country.
•Vacancy rates. Based on preliminary third-party data, we estimate that the national multifamily vacancy rate for institutional investment-type apartment properties remained steady at 6.0% as of March 31, 2025, the same as of December 31, 2024, and March 31, 2024. The estimated average national multifamily vacancy rate over the last 15 years is approximately 5.8%.
•Rents. Based on preliminary third-party data, we estimate that effective rents increased approximately 0.3% during the first quarter of 2025, compared to a decrease of 0.5% during the fourth quarter of 2024, and an increase of 0.3% during the first quarter of 2024. Rents have increased 1% from the first quarter of 2024.
Vacancy rates and rents are important to loan performance because multifamily loans are generally repaid from the cash flows generated by the underlying property. Several years of low vacancy rates and rising rents helped to increase property values in most metropolitan areas, but that trend reversed starting in early 2023. Based on preliminary multifamily property sales data, transaction volumes for the first quarter of 2025 remained well below the 2015 through 2019 average first-quarter level of between $30 billion and $40 billion. Multifamily property capitalization rates, the indicated rate of return on investment in a commercial property, are estimated at 5.7% in the first quarter of 2025, reflecting an increase from 5.4% in the fourth quarter of 2024 and a return to the same level as in the first quarter of 2024.
We estimate that more than 600,000 multifamily rental units were delivered to the U.S. housing market in 2024, which is well above the past 10 year average of 409,000 units delivered annually. Multifamily construction remains elevated. There were more than 860,000 rental units underway as of February 2025, and based on recent historical trends we expect between 450,000 and 500,000 units will be completed in 2025.
We believe vacancy levels could rise to 6.25% sometime in 2025, due to elevated new construction completions. Despite elevated levels of new supply, we expect rent growth in the 2.0% to 2.5% range during 2025, if job growth continues at its recent pace and elevated single-family housing prices in many places continue to keep a number of tenants renting longer. If job growth slows substantially, that could result in slower renter household demand, thereby pushing up vacancies and keeping rent growth subdued throughout the year.
During the last two years, high interest rates and investor yield requirements have reduced multifamily property sales transactions and placed downward pressure on multifamily property valuations. According to data from the MSCI RCA Commercial Property Price Index (“RCA CPPITM”), multifamily property values declined 18% from their peak in the second quarter of 2022 to the first quarter of 2025 and are down approximately 1% compared to the first quarter of 2024. Future rental household demand is dependent upon job growth and demographic trends, and some investors may pause on new acquisitions in the short term to see how the job market performs over the next few months.

Fannie Mae First Quarter 2025 Form 10-Q	32

MD&A | Multifamily Business | Multifamily Business Metrics
Multifamily Business Metrics
Multifamily New Business Volume
The chart below displays our new multifamily loan acquisitions by unpaid principal balance and number of units financed.
Multifamily New Business Volume
(Dollars in billions)

(1)Reflects unpaid principal balance of new multifamily loans securitized or purchased as well as credit enhancements provided during the period. These figures will not agree to Fannie Mae MBS issued during the period, as Fannie Mae MBS issued also include portfolio securitizations and certain conversions that result in a new Fannie Mae MBS issuance without a newly created loan and exclude bond or mortgage loan credit enhancements.
(2)Reflects new units financed by first liens and excludes manufactured housing rentals.
Multifamily business volumes increased by 17% in the first quarter of 2025 compared with the first quarter of 2024. For 2025, FHFA has capped our multifamily loan purchases at $73 billion.
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

Fannie Mae First Quarter 2025 Form 10-Q	33

MD&A | Multifamily Business | Multifamily Business Metrics
Our multifamily guaranty book of business grew to $504.5 billion as of March 31, 2025, a 5.8% increase from March 31, 2024. The average charged guaranty fee on our multifamily guaranty book of business decreased 1.7 bps as of March 31, 2025 compared with March 31, 2024. For additional information regarding our average charged guaranty fee, see “MD&A—Multifamily Business—Multifamily Business Metrics—Multifamily Guaranty Book of Business and Average Charged Guaranty Fee” in our 2024 Form 10-K.
Multifamily Mortgage Credit Risk Management
This section supplements and updates our discussion of multifamily mortgage credit risk management in our 2024 Form 10-K in “MD&A—Multifamily Business—Multifamily Mortgage Credit Risk Management.” For additional information on the primary components of our strategy for managing multifamily credit risk, the factors that influence the credit risk profile of our multifamily guaranty book of business, our multifamily acquisition policy and underwriting standards, our multifamily guaranty book diversification and monitoring, and our transfer of mortgage credit risk, as well as our reliance on representations from lenders and servicers regarding the accuracy of credit information on loans in our guaranty book of business, see that discussion in our 2024 Form 10-K.
Multifamily Guaranty Book Diversification and Monitoring
The following table displays our multifamily business volumes and our multifamily guaranty book of business, based on certain key risk characteristics that we use to evaluate the risk profile and credit quality of our multifamily loans. For additional information on our multifamily guaranty book diversification and monitoring see “MD&A—Multifamily Business—Multifamily Mortgage Credit Risk Management—Multifamily Guaranty Book Diversification and Monitoring” in our 2024 Form 10-K.

Fannie Mae First Quarter 2025 Form 10-Q	34

MD&A | Multifamily Business | Multifamily Mortgage Credit Risk Management
We provide additional information on the credit characteristics of our multifamily loans in quarterly financial supplements, which we furnish to the SEC with current reports on Form 8-K and make available on our website. Information in our quarterly financial supplements is not incorporated by reference into this report.

Key Risk Characteristics of Multifamily Business Volume and Guaranty Book of Business
	Multifamily Business Volume at Acquisition(1)		Multifamily Guaranty Book of Business(2) As of
	For the Three Months Ended March 31,
	2025	2024	March 31, 2025	December 31, 2024
LTV ratio:
Weighted-average original LTV ratio	61%	62%	63%	63%
Debt Service Coverage Ratio (“DSCR”):
Weighted-average DSCR(3)	1.7	1.6	2.0	2.0
Current DSCR below 1.0(3)	N/A	N/A	5%	6%
Loan amount and count:
Average loan amount (in millions)	$18	$18	$17	$17
Loan count	654	552	29,817	29,651
Interest rate type:
Fixed-rate	100%	100%	93%	93%
Adjustable-rate	—	—	7	7
Total	100%	100%	100%	100%
Amortization type:
Full interest-only	54%	51%	45%	45%
Partial interest-only(4)	39	40	44	44
Fully amortizing	7	9	11	11
Total	100%	100%	100%	100%
Asset class type:
Conventional/co-op	95%	93%	90%	90%
Seniors housing	4	2	3	3
Student housing	*	*	3	3
Manufactured housing	1	5	4	4
Total	100%	100%	100%	100%
Affordable(5)	14%	12%	12%	12%
Small balance loans(6)	37%	44%	46%	47%
Geographic concentration:(7)
Midwest	15%	13%	12%	12%
Northeast	15	14	15	15
Southeast	24	30	27	27
Southwest	23	25	22	22
West	23	18	24	24
Total	100%	100%	100%	100%
*    Represents less than 0.5% of multifamily business volume or guaranty book of business.
(1)Calculated based on the unpaid principal balance of multifamily loans for each category divided by the aggregate unpaid principal balance at time of acquisition, excluding small balance loans which is calculated based on loan count rather than unpaid principal balance.
(2)Calculated based on the aggregate unpaid principal balance of multifamily loans for each category divided by the aggregate unpaid principal balance of loans in our multifamily guaranty book of business as of the end of each period, excluding small balance loans which is calculated based on loan count rather than unpaid principal balance.

Fannie Mae First Quarter 2025 Form 10-Q	35

MD&A | Multifamily Business | Multifamily Mortgage Credit Risk Management
(3)For our business volumes, the DSCR is calculated using the actual debt service payments for the loan. For our book of business, our estimates of current DSCRs are based on the latest available income information, including the related debt service covering a 12-month period, from quarterly and annual statements for these properties. When an annual statement is the latest statement available, it is used. When operating statement information is not available, the underwritten DSCR is used. Co-op loans are excluded from this metric.
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
(6)Small balance loans refer to multifamily loans with an original unpaid principal balance of up to $9 million. Small balance loans are included within the asset class categories referenced above. We present this metric in the table based on loan count rather than unpaid principal balance. Small balance loans comprised 10% of our multifamily guaranty book of business as of both March 31, 2025 and December 31, 2024, based on unpaid principal balance of the loan.
(7)Midwest consists of IL, IN, IA, MI, MN, NE, ND, OH, SD and WI. Northeast consists of CT, DE, ME, MA, NH, NJ, NY, PA, PR, RI, VT and VI. Southeast consists of AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA and WV. Southwest consists of AZ, AR, CO, KS, LA, MO, NM, OK, TX and UT. West consists of AK, CA, GU, HI, ID, MT, NV, OR, WA and WY.
Multifamily Transfer of Mortgage Credit Risk
Front-End Credit Risk Sharing
We primarily transfer credit risk on the multifamily loans we guarantee through our Delegated Underwriting and Servicing (“DUS®”) program, which delegates to DUS lenders the ability to underwrite and service multifamily loans, in accordance with our standards and requirements. Loans serviced by DUS lenders and their affiliates represented substantially all of our multifamily guaranty book of business as of March 31, 2025 and December 31, 2024. See “MD&A—Multifamily Business—Multifamily Mortgage Credit Risk Management—Multifamily Transfer of Mortgage Credit Risk” in our 2024 Form 10-K for a description of our DUS program.
Back-End Credit Risk Sharing
To complement our DUS front-end lender-risk sharing program, we also engage in back-end credit risk transfer transactions through our MCIRT and MCAS programs. Our back-end MCAS and MCIRT credit risk transfer programs transfer a portion of the credit risk associated with a reference pool of multifamily mortgage loans to insurers, reinsurers, or investors. During the first quarter of 2025, we entered into one new multifamily credit risk transfer transaction through our MCIRT program.
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

Multifamily Loans in Back-End Credit Risk Transfer Transactions
	As of
	March 31, 2025		December 31, 2024
	Unpaid Principal Balance	Percentage of Multifamily Guaranty Book of Business	Unpaid Principal Balance	Percentage of Multifamily Guaranty Book of Business
	(Dollars in millions)
MCIRT	$111,249	22%	$101,181	20%
MCAS	55,894	11	56,142	11
Total	$167,143	33%	$157,323	31%

Fannie Mae First Quarter 2025 Form 10-Q	36

MD&A | Multifamily Business | Multifamily Mortgage Credit Risk Management
Multifamily Problem Loan Management
Credit Performance Statistics on Multifamily Problem Loans
The percentage of loans in our multifamily guaranty book of business that were criticized was 6% as of March 31, 2025, compared with 7% as of December 31, 2024. Our criticized loan population remains elevated, largely driven by properties financed with adjustable-rate mortgages. The criticized loans category substantially consists of loans classified as “Substandard” and also includes loans classified as “Special Mention” or “Doubtful.” Substandard loans are loans that have a well-defined weakness that could impact their timely full repayment. While the majority of the substandard loans in our multifamily guaranty book of business are currently making timely payments, we continue to monitor the performance of our substandard loan population. For more information on our credit quality indicators, including our population of substandard loans, see “Note 4, Mortgage Loans.”
Our multifamily serious delinquency rate increased to 0.63% as of March 31, 2025, compared with 0.57% as of December 31, 2024. The new entrants to the seriously delinquent population consisted primarily of fixed-rate conventional loans. Our multifamily serious delinquency rate consists of multifamily loans that were 60 days or more past due based on unpaid principal balance, expressed as a percentage of our multifamily guaranty book of business.
Management monitors the multifamily serious delinquency rate as an indicator of potential future credit losses and loss mitigation activities. Typically, higher serious delinquency rates result in a higher allowance for loan losses. Serious delinquency rates are reflective of our performance in assessing and managing credit risk associated with multifamily loans in our guaranty book of business. The percentage of loans in our multifamily guaranty book of business that were 180 days or more delinquent was 0.49% as of March 31, 2025, compared with 0.44% as of December 31, 2024.
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
Multifamily REO Management
As of March 31, 2025, we held 148 multifamily REO properties with a carrying value of $708 million, compared with 139 properties with a carrying value of $638 million as of December 31, 2024.
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

Fannie Mae First Quarter 2025 Form 10-Q	37

MD&A | Multifamily Business | Multifamily Mortgage Credit Risk Management
The table below displays the components of our multifamily credit loss performance metrics, as well as our multifamily initial write-off severity rate and write-off loan count.

Multifamily Credit Loss Performance Metrics
	For the Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
Write-offs(1)	$(61)	$(133)
Recoveries	28	21
Foreclosed property income (expense)	(43)	(20)
Credit gains (losses)	(76)	(132)
Change in expected benefits from freestanding loss-sharing arrangements(2)	30	37
Credit gains (losses), net of freestanding loss-sharing arrangements	$(46)	$(95)

Credit gain (loss) ratio (in bps)(3)	(6.1)	(11.1)
Credit gain (loss) ratio, net of freestanding loss-sharing arrangements (in bps)(2)(3)	(3.7)	(8.0)
Multifamily initial write-off severity rate on liquidated loans(4)(5)	10.4%	36.7%
Multifamily write-off loan count on liquidated loans(6)	5	7
(1)Represents write-offs at a liquidation event, which includes foreclosure, a deed-in-lieu of foreclosure or a short-sale, as well as write-offs prior to a liquidation event. Write-offs associated with non-REO sales are net of loss sharing.
(2)Represents changes to the benefit we expect to receive only from write-offs as a result of certain freestanding loss-sharing arrangements, primarily multifamily DUS lender risk-sharing transactions. Changes to the expected benefits we will receive are recorded in “Other income (expense), net” in our condensed consolidated statements of operations and comprehensive income.
(3)Calculated based on the annualized amount of “Credit gains (losses)” and “Credit gains (losses), net of freestanding loss-sharing arrangements,” divided by the average multifamily guaranty book of business during the period.
(4)Rate is calculated as the initial write-off amount divided by the unpaid principal balance of the loans written off.
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
Our multifamily credit losses in the first quarter of 2025 were largely driven by write-offs and foreclosed property expenses, partially offset by recoveries.
Our multifamily credit losses in the first quarter of 2024 were primarily driven by the write-off of a conventional fixed-rate loan.

Fannie Mae First Quarter 2025 Form 10-Q	38

MD&A | Consolidated Credit Ratios and Select Credit Information
Consolidated Credit Ratios and Select Credit Information

The table below displays select credit ratios on our single-family conventional guaranty book of business and our multifamily guaranty book of business, as well as the inputs used in calculating these ratios.

Consolidated Credit Ratios and Select Credit Information
	As of
	March 31, 2025			December 31, 2024
	Single-family	Multifamily	Consolidated Total	Single-family	Multifamily	Consolidated Total
	(Dollars in millions)
Credit loss reserves as a percentage of:
Guaranty book of business	0.14%	0.47%	0.18%	0.15%	0.48%	0.19%
Nonaccrual loans at amortized cost	18.64	87.50	24.74	19.95	95.27	26.43

Nonaccrual loans as a percentage of:
Guaranty book of business	0.77%	0.54%	0.74%	0.74%	0.50%	0.71%

Select financial information used in calculating credit ratios:
Credit loss reserves(1)	$(5,189)	$(2,365)	$(7,554)	$(5,332)	$(2,398)	$(7,730)
Guaranty book of business(2)	3,602,499	504,529	4,107,028	3,617,267	499,652	4,116,919
Nonaccrual loans at amortized cost	$27,833	$2,703	$30,536	$26,728	$2,517	$29,245
(1)Credit loss reserves are comprised of our allowance for loan losses, allowance for accrued interest receivable, and reserve for guaranty losses.
(2)Guaranty book of business is as of period end. For single-family, represents the conventional guaranty book of business.
Our credit loss reserves decreased as of March 31, 2025 compared with December 31, 2024 primarily as a result of write-offs on loans for which collectability was no longer reasonably assured. When we record a write-off due to collectability, we reduce the amortized cost of the loan with a corresponding write-off against the allowance for loan losses. This decrease was offset by a modest provision for credit losses during the quarter.

Consolidated Write-off Ratio and Select Credit Information
	For the Three Months Ended March 31,
	2025			2024
	Single-family	Multifamily	Total	Single-family	Multifamily	Total
	(Dollars in millions)
Select credit ratio:
Write-offs, net of recoveries annualized, as a percentage of the average guaranty book of business (in bps)	1.8	2.6	1.9	0.6	9.5	1.7

Select financial information used in calculating credit ratio:
Write-offs(1)	$191	$61	$252	$117	$133	$250
Recoveries	(33)	(28)	(61)	(59)	(21)	(80)
Write-offs, net of recoveries	$158	$33	$191	$58	$112	$170
Average guaranty book of business(2)	$3,609,883	$502,090	$4,111,973	$3,631,184	$473,665	$4,104,849
(1)Represents write-offs when a loan is determined to be uncollectible. For single-family, also includes any write-offs upon the redesignation of mortgage loans from HFI to HFS.
(2)Average guaranty book of business is based on the average of quarter-end balances.

Fannie Mae First Quarter 2025 Form 10-Q	39

MD&A | Liquidity and Capital Management
Liquidity and Capital Management

Liquidity Management
This section supplements and updates information regarding liquidity management in our 2024 Form 10-K. See “MD&A—Liquidity and Capital Management—Liquidity Management” in our 2024 Form 10-K for additional information, including discussions of our primary sources and uses of funds, our liquidity risk management practices and contingency planning, our liquidity requirements, factors that influence our debt funding activity, factors that may impact our access to or the cost of our debt funding and factors that could adversely affect our liquidity and funding. As of March 31, 2025, we were in compliance with all four components of the liquidity requirements outlined in our 2024 Form 10-K. Also see “Risk Factors—Liquidity Risk” in our 2024 Form 10-K for a discussion of liquidity risks.
Debt Funding
The unpaid principal balance of our aggregate indebtedness was $140.1 billion as of March 31, 2025. Pursuant to the terms of the senior preferred stock purchase agreement with Treasury, we are prohibited from issuing debt without the prior consent of Treasury if it would result in our aggregate indebtedness exceeding our outstanding debt limit, which is set to $270 billion. The calculation of our indebtedness for purposes of complying with our debt limit reflects the unpaid principal balance and excludes debt basis adjustments and debt of consolidated trusts.
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
Debt of Fannie Mae(1)
(Dollars in billions)

Short-term debt

Long-term debt maturing within one year

Long-term debt, excluding portion maturing within one year
(1)Outstanding debt balance consists of the unpaid principal balance, premiums and discounts, fair value adjustments, hedge-related basis adjustments and other cost basis adjustments. Reported amounts include net discount unamortized cost basis adjustments and fair value adjustments of $3.2 billion and $3.7 billion as of March 31, 2025 and December 31, 2024, respectively.

Fannie Mae First Quarter 2025 Form 10-Q	40

MD&A | Liquidity and Capital Management

Selected Debt Information
	As of
	March 31, 2025	December 31, 2024
	(Dollars in billions)
Selected Weighted-Average Interest Rates(1)
Interest rate on short-term debt	4.08%	4.33%
Interest rate on long-term debt, including portion maturing within one year	3.33	3.30
Interest rate on callable debt	2.94	2.83
Selected Maturity Data
Weighted-average maturity of debt maturing within one year (in days)	114	160
Weighted-average maturity of debt maturing in more than one year (in months)	41	43
Other Data
Outstanding callable debt(2)	$41.8	$41.0
Connecticut Avenue Securities debt(3)	2.0	2.1
(1)Excludes the effects of fair value adjustments and hedge-related basis adjustments.
(2)Includes no short-term callable debt as of March 31, 2025 and $95 million as of December 31, 2024.
(3)Represents CAS debt issued prior to November 2018. See “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Credit Enhancement and Transfer of Mortgage Credit Risk—Credit Risk Transfer Transactions” in our 2024 Form 10-K for information regarding our Connecticut Avenue Securities®.
We intend to repay our short-term and long-term debt obligations as they become due primarily through cash from business operations, the sale of assets in our corporate liquidity portfolio and the issuance of additional debt securities.
For information on the maturity profile of our outstanding long-term debt, see “Note 8, Short-Term and Long-Term Debt” in this report and in our 2024 Form 10-K.

Fannie Mae First Quarter 2025 Form 10-Q	41

MD&A | Liquidity and Capital Management
Debt Funding Activity
The table below displays activity in debt of Fannie Mae. This activity excludes the debt of consolidated trusts and intraday borrowing. The reported amounts of debt issued and paid off during each period represent the face amount of the debt at issuance and redemption.

Activity in Debt of Fannie Mae
	For the Three Months Ended March 31,

	2025	2024
	(Dollars in millions)
Issued during the period:
Short-term:
Amount	$84,128	$79,501
Weighted-average interest rate	4.28%	5.28%
Long-term:
Amount	$5,804	$3,992
Weighted-average interest rate	4.96%	4.93%
Total issued:
Amount	$89,932	$83,493
Weighted-average interest rate	4.32%	5.26%
Paid off during the period:(1)
Short-term:
Amount	$84,271	$82,564
Weighted-average interest rate	4.29%	4.70%
Long-term:(2)
Amount	$8,732	$6,415
Weighted-average interest rate	2.96%	3.28%
Total paid off:
Amount	$93,003	$88,979
Weighted-average interest rate	4.17%	4.60%
(1)Consists of all payments on debt, including regularly scheduled principal payments, payments at maturity, payments resulting from calls and payments for any other repurchases. Repurchases of debt and early retirements of zero-coupon debt are reported at original face value, which does not equal the amount of actual cash payment.
(2)Includes credit risk-sharing securities issued as CAS debt prior to November 2018. For information on our credit risk transfer transactions, see “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Credit Enhancement and Transfer of Mortgage Credit Risk—Credit Risk Transfer Transactions” in our 2024 Form 10-K.

Fannie Mae First Quarter 2025 Form 10-Q	42

MD&A | Liquidity and Capital Management
Corporate Liquidity Portfolio
The chart below displays information on the composition of our corporate liquidity portfolio. The balance and composition of our corporate liquidity portfolio fluctuates as a result of changes in our cash flows, liquidity in the fixed-income markets, and our liquidity risk management framework and practices. Our corporate liquidity portfolio increased in the first quarter of 2025, primarily due to the reinvestment of proceeds from sales of MBS securities held in our retained mortgage portfolio into securities purchased under agreements to resell.

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
The total amount of our off-balance sheet exposure related to unconsolidated Fannie Mae MBS net of any beneficial interest that we retain, and other financial guarantees was $207.5 billion as of March 31, 2025 and $211.5 billion as of December 31, 2024. The majority of the other financial guarantees consists of Freddie Mac securities backing Fannie Mae structured securities. See “Guaranty Book of Business” and “Note 7, Financial Guarantees” for more information regarding our maximum exposure to loss on unconsolidated Fannie Mae MBS and Freddie Mac securities.
Our total outstanding liquidity commitments to advance funds for securities backed by multifamily housing revenue bonds totaled $4.0 billion as of March 31, 2025 and $4.3 billion as of December 31, 2024. These commitments require us to advance funds to third parties that enable them to repurchase tendered bonds or securities that are unable to be remarketed.
We have investments in various limited partnerships and similar legal entities, which consist of LIHTC investments, community investments and investments in other entities. When we do not have a controlling financial interest in those entities, our condensed consolidated balance sheets reflect only our investment rather than the full amount of the

Fannie Mae First Quarter 2025 Form 10-Q	43

MD&A | Liquidity and Capital Management
partnership’s assets and liabilities. See “Note 3, Consolidations and Transfers of Financial Assets—Unconsolidated VIEs” for information regarding our investments in limited partnerships and similar legal entities.
Cash Flows
Three Months Ended March 31, 2025. Cash, cash equivalents and restricted cash and cash equivalents decreased from $78.8 billion as of December 31, 2024 to $77.8 billion as of March 31, 2025. The decrease was primarily driven by cash outflows from (1) payments on outstanding debt of consolidated trusts, (2) purchases of loans acquired as held for investment, (3) advances to lenders, and (4) investments in securities purchased under agreements to resell.
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
Partially offsetting these cash outflows were cash inflows from proceeds from repayments of loans.
Credit Ratings
As of March 31, 2025, our credit ratings issued by the three major credit rating agencies have not changed since December 31, 2024. For information on these credit ratings, see “MD&A—Liquidity and Capital Management—Liquidity Management—Credit Ratings” in our 2024 Form 10-K.

Fannie Mae First Quarter 2025 Form 10-Q	44

MD&A | Liquidity and Capital Management
Capital Management
Capital Requirements
For a description of our capital requirements under the enterprise regulatory capital framework, see “Business—Legislation and Regulation—Capital Requirements” in our 2024 Form 10-K. Although the enterprise regulatory capital framework went into effect in February 2021, we are not required to hold capital according to the framework’s requirements until the date of termination of our conservatorship, or such later date as may be ordered by FHFA.
The table below sets forth information about our capital requirements under the standardized approach of the enterprise regulatory capital framework. As of March 31, 2025, we had a deficit in available capital of $33 billion for purposes of the enterprise regulatory capital framework even though we had positive net worth under GAAP of $98.3 billion primarily because the $120.8 billion stated value of the senior preferred stock does not qualify as regulatory capital.
As of March 31, 2025, we had a $220 billion shortfall to our risk-based adjusted total capital requirement including buffers of $187 billion, as we had an available capital deficit of $33 billion. Our capital shortfall as of March 31, 2025 to our minimum risk-based adjusted total capital requirement excluding buffers was $140 billion. From December 31, 2024 to March 31, 2025, our capital shortfall including buffers declined by $7 billion and our capital shortfall excluding buffers declined by $6 billion. These declines were primarily driven by the increase in our retained earnings and the decrease in risk-weighted assets during first quarter of 2025.

Capital Metrics under the Enterprise Regulatory Capital Framework as of March 31, 2025(1)
(Dollars in billions)

		Stress capital buffer	$33
		Stability capital buffer	47
Adjusted total assets	$4,462	Countercyclical capital buffer	—
Risk-weighted assets	1,333	Prescribed capital conservation buffer amount	$80

	Minimum Capital Ratio Requirement	Minimum Capital Requirement	Available Capital (Deficit)	Capital Shortfall (without Buffers)	Applicable Buffers(2)	Total Capital Requirement (with Buffers)	Capital Shortfall (with Buffers)
Risk-based capital:
Total capital (statutory)	8.0%	$107	$(15)	$(122)	N/A	$107	$(122)
Common equity tier 1 capital	4.5	60	(52)	(112)	$80	140	(192)
Tier 1 capital	6.0	80	(33)	(113)	80	160	(193)
Adjusted total capital	8.0	107	(33)	(140)	80	187	(220)
Leverage capital:
Core capital (statutory)	2.5	112	(23)	(135)	N/A	112	(135)
Tier 1 capital	2.5	112	(33)	(145)	23	135	(168)

Fannie Mae First Quarter 2025 Form 10-Q	45

MD&A | Liquidity and Capital Management

Capital Metrics under the Enterprise Regulatory Capital Framework as of December 31, 2024(1)
(Dollars in billions)
		Stress capital buffer	$33
		Stability capital buffer	48
Adjusted total assets	$4,460	Countercyclical capital buffer	—
Risk-weighted assets	1,364	Prescribed capital conservation buffer amount	$81

	Minimum Capital Ratio Requirement	Minimum Capital Requirement	Available Capital (Deficit)	Capital Shortfall (without Buffers)	Applicable Buffers(2)	Total Capital Requirement (with Buffers)	Capital Shortfall (with Buffers)
Risk-based capital:
Total capital (statutory)	8.0%	$109	$(18)	$(127)	N/A	$109	$(127)
Common equity tier 1 capital	4.5	61	(56)	(117)	$81	142	(198)
Tier 1 capital	6.0	82	(37)	(119)	81	163	(200)
Adjusted total capital	8.0	109	(37)	(146)	81	190	(227)
Leverage capital:
Core capital (statutory)	2.5	111	(26)	(137)	N/A	111	(137)
Tier 1 capital	2.5	111	(37)	(148)	24	135	(172)

(1)Ratios are calculated as a percentage of risk-weighted assets for risk-based capital metrics and as a percentage of adjusted total assets for leverage capital metrics.
(2)Prescribed capital conservation buffer amount, or PCCBA, for risk-based capital and prescribed leverage buffer amount, or PLBA, for leverage capital.

Fannie Mae First Quarter 2025 Form 10-Q	46

MD&A | Liquidity and Capital Management
As of March 31, 2025, our maximum payout ratio under the enterprise regulatory capital framework was 0%. See “Note 15, Regulatory Capital Requirements” for information on our capital ratios as of March 31, 2025 and December 31, 2024 under the enterprise regulatory capital framework.
The table below presents certain components of our regulatory capital.

Regulatory Capital Components
	As of
	March 31, 2025	December 31, 2024
	(Dollars in millions)
Total equity	$98,312	$94,657
Less:
Senior preferred stock	120,836	120,836
Preferred stock	19,130	19,130
Common equity	(41,654)	(45,309)
Less: deferred tax assets arising from temporary differences that exceed 10% of common equity tier 1 capital and other regulatory adjustments	10,453	10,545
Common equity tier 1 capital (deficit)	(52,107)	(55,854)
Add: perpetual, noncumulative preferred stock	19,130	19,130
Tier 1 capital (deficit)	(32,977)	(36,724)
Tier 2 capital adjustments	—	—
Adjusted total capital (deficit)	$(32,977)	$(36,724)
The table below presents certain components of our core capital.

Statutory Capital Components
	As of
	March 31, 2025	December 31, 2024
	(Dollars in millions)
Total equity	$98,312	$94,657
Less:
Senior preferred stock	120,836	120,836
Accumulated other comprehensive income (loss), net of taxes	23	29
Core capital (deficit)	(22,547)	(26,208)
Less: general allowance for foreclosure losses	(7,711)	(7,876)
Total capital (deficit)	$(14,836)	$(18,332)
Capital Activity
Under the terms governing the senior preferred stock, no dividends were payable to Treasury for the first quarter of 2025 and none are payable for the second quarter of 2025.
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
As a result of these terms governing the senior preferred stock, the aggregate liquidation preference of the senior preferred stock increased to $216.2 billion as of March 31, 2025 from $212.0 billion as of December 31, 2024, due to the increase in our net worth in the fourth quarter of 2024. The aggregate liquidation preference of the senior preferred stock will further increase to $219.8 billion as of June 30, 2025, due to the increase in our net worth in the first quarter of 2025. See “Business—Conservatorship and Treasury Agreements—Treasury Agreements” in our 2024 Form 10-K for more information on the terms of our senior preferred stock, including how the aggregate liquidation preference is determined.

Fannie Mae First Quarter 2025 Form 10-Q	47

MD&A | Liquidity and Capital Management
Treasury Funding Commitment
Treasury made a commitment under the senior preferred stock purchase agreement to provide funding to us under certain circumstances if we have a net worth deficit. As of March 31, 2025, the remaining amount of Treasury’s funding commitment to us was $113.9 billion. See “Note 2, Conservatorship, Senior Preferred Stock Purchase Agreement and Related Matters” in our 2024 Form 10-K for more information on Treasury’s funding commitment under the senior preferred stock purchase agreement.
Risk Management

We are exposed to the following principal risk categories: credit risk (including mortgage credit risk and institutional counterparty credit risk), market risk (including interest-rate risk), liquidity risk, operational risk (including cyber and other information security risk), model risk, strategic risk, compliance risk and reputational risk. See “MD&A—Risk Management,” “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management,” “MD&A—Multifamily Business—Multifamily Mortgage Credit Risk Management” and “MD&A—Liquidity and Capital Management” in our 2024 Form 10-K for a discussion of our management of the categories of risk we have determined present the most significant exposure. This section, “Single-Family Business—Single-Family Mortgage Credit Risk Management,” “Multifamily Business—Multifamily Mortgage Credit Risk Management” and “Liquidity and Capital Management” in this report supplement and update that discussion, but do not address all of these risk management categories.
Institutional Counterparty Credit Risk Management
Mortgage Servicers
On March 31, 2025, Rocket Companies, Inc., the parent company of Rocket Mortgage, LLC announced a definitive agreement to acquire Mr. Cooper Group. Rocket Companies stated that the acquisition, which is subject to various closing conditions, is expected to close in the fourth quarter of 2025. If the acquisition is completed, we expect an increase in our single-family servicing concentration to entities controlled by Rocket Companies. As of March 31, 2025, Rocket Mortgage serviced approximately 7%, and Mr. Cooper serviced approximately 9%, of our single-family guaranty book of business, excluding loans they service on behalf of other servicers. Including loans serviced on behalf of other servicers, Rocket Mortgage serviced approximately 7%, and Mr. Cooper serviced approximately 16%, of our single-family guaranty book of business, as of March 31, 2025. These servicing concentrations are based on unpaid principal balance.
Market Risk Management, including Interest-Rate Risk Management
We are subject to market risk, which includes interest-rate risk and spread risk. These risks arise primarily from our mortgage asset investments. Interest-rate risk is the risk that movements in interest rates will adversely affect the value of our assets or liabilities or our future earnings or capital. Spread risk is the risk from changes in an instrument’s value that relate to factors other than changes in interest rates. We do not currently actively manage or hedge, on an economic basis, our spread risk, or the interest-rate risk arising from cost basis adjustments and float income associated with mortgage assets held by our consolidated MBS trusts. See “MD&A—Risk Management—Market Risk Management, including Interest-Rate Risk Management” and “Risk Factors—Market and Industry Risk” in our 2024 Form 10-K for additional information, including our sources of interest-rate risk exposure, business risks posed by changes in interest rates, and our strategy for managing interest-rate risk. For additional information on the impact of interest-rate risk on our earnings, see “Earnings Exposure to Interest-Rate Risk” below.

Fannie Mae First Quarter 2025 Form 10-Q	48

MD&A | Risk Management | Market Risk Management, including Interest-Rate Risk Management
Measurement of Interest-Rate Risk
The table below displays the pre-tax market value sensitivity of our net portfolio to changes in the level of interest rates and the slope of the applicable yield curve as measured on the last day of each period presented. We collectively define our net portfolio as: our retained mortgage portfolio assets; our corporate liquidity portfolio; outstanding debt of Fannie Mae used to fund the retained mortgage portfolio assets and corporate liquidity portfolio; mortgage commitments; and risk management derivatives. The table below also provides the daily average, minimum, maximum and standard deviation values for duration gap and for the most adverse market value impact on the net portfolio to changes in the level of interest rates and the slope of the applicable yield curve for the three months ended March 31, 2025 and 2024. Our practice is to allow interest rates to go below zero in the downward shock models unless otherwise prevented through contractual floors.
For information on how we measure our interest-rate risk, see “MD&A—Risk Management—Market Risk Management, including Interest-Rate Risk Management” in our 2024 Form 10-K.

Interest-Rate Sensitivity of Net Portfolio to Changes in Interest-Rate Level and Slope of Yield Curve
	As of(1)(2)
	March 31, 2025	December 31, 2024
	(Dollars in millions)
Rate level shock:
-100 basis points	$(6)	$83
-50 basis points	(6)	33
+50 basis points	17	(18)
+100 basis points	41	(29)
Rate slope shock:
-25 basis points (flattening)	3	(4)
+25 basis points (steepening)	(5)	4

	For the Three Months Ended March 31,(1)(3)
	2025			2024
	Duration Gap	Rate Slope Shock 25 bps	Rate Level Shock 50 bps	Duration Gap	Rate Slope Shock 25 bps	Rate Level Shock 50 bps
		Market Value Sensitivity			Market Value Sensitivity
	(In years)	(Dollars in millions)		(In years)	(Dollars in millions)
Average	0.01	$(4)	$(13)	0.04	$(9)	$(36)
Minimum	(0.02)	(9)	(24)	0.01	(14)	(71)
Maximum	0.03	1	3	0.09	1	(18)
Standard deviation	0.02	2	7	0.02	3	13
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

Fannie Mae First Quarter 2025 Form 10-Q	49

MD&A | Risk Management | Market Risk Management, including Interest-Rate Risk Management
We use derivatives to help manage the residual interest-rate risk exposure between the assets and liabilities in our net portfolio. Derivatives have enabled us to keep our economic interest-rate risk exposure at consistently low levels in a wide range of interest-rate environments. The table below displays an example of how derivatives impacted the net market value exposure for a 50 basis point parallel interest-rate shock. For additional information on our derivative positions, see “Note 9, Derivative Instruments” in our 2024 Form 10-K and in this report.

Derivative Impact on Interest-Rate Risk (50 Basis Points)
	As of(1)
	March 31, 2025	December 31, 2024
	(Dollars in millions)
Before derivatives	$(697)	$(654)
After derivatives	17	(18)
Effect of derivatives	714	636
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
We apply fair value hedge accounting to address some of the exposure to interest rates, particularly the earnings volatility related to changes in benchmark interest rates. Our hedge accounting program is specifically designed to address the volatility of our financial results associated with changes in fair value related to changes in these benchmark interest rates. As such, earnings variability driven by other factors, such as spreads or changes in cost basis amortization recognized in net interest income, remains. In addition, our ability to effectively reduce earnings volatility is dependent upon the volume and type of interest-rate swaps available for hedging, which is driven by our interest-rate risk management strategy discussed above and in our 2024 Form 10-K. As our range of available interest-rate swaps varies over time, our ability to reduce earnings volatility through hedge accounting may vary as well. When the shape of the yield curve shifts significantly from period to period, hedge accounting may be less effective. In our current program, we establish new hedging relationships each business day to provide flexibility in our overall risk management strategy.
See “Note 1, Summary of Significant Accounting Policies” in our 2024 Form 10-K and “Note 9, Derivative Instruments” in this report for additional information on our fair value hedge accounting policy and related disclosures.
Critical Accounting Estimates

The preparation of financial statements in accordance with GAAP requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in our condensed consolidated financial statements. Understanding our accounting policies and the extent to which we use management judgment and estimates in applying these policies is integral to understanding our financial statements. We describe our most significant accounting policies in “Note 1, Summary of Significant Accounting Policies” in this report and in our 2024 Form 10-K.
We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as necessary based on changing conditions. Management has discussed any significant changes in judgments and assumptions in applying our critical accounting estimates with the Audit Committee of our Board of Directors. See “Risk Factors—General Risk” in our 2024 Form 10-K for a discussion of the risks associated with the need for management to make judgments and estimates in applying our accounting policies and methods. We have identified one of our accounting estimates, allowance for loan losses, as critical because it involves significant judgments and assumptions about highly complex and inherently uncertain matters, and the use of reasonably different judgments and assumptions could have a material impact on our reported results of operations or financial condition.

Fannie Mae First Quarter 2025 Form 10-Q	50

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
Qualitative Component
Our process for measuring expected credit losses is complex and involves significant management judgment, including a reliance on historical loss information and current economic forecasts that may not be representative of credit losses we ultimately realize. Management adjustments may be necessary to take into consideration external factors and current macroeconomic events that have occurred but are not yet reflected in the data used to derive the model outputs. Qualitative factors and events not previously observed by the models through historical loss experience may also be considered, as well as the uncertainty of their impact on credit loss estimates. In the first quarter of 2025, qualitative factors considered included economic uncertainty associated with recent trade and fiscal policies as well as the continuing uncertainty relating to multifamily property values.
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
We provide more detailed information on our accounting for the allowance for loan losses in “Note 1, Summary of Significant Accounting Policies” in our 2024 Form 10-K. See “Note 5, Allowance for Loan Losses” for additional information about our current period (provision) benefit for loan losses.

Fannie Mae First Quarter 2025 Form 10-Q	51

MD&A | Critical Accounting Estimates

Single-Family Sensitivities and Inputs
The table below provides information about our most significant key macroeconomic inputs used in determining our single-family allowance for loan losses: forecasted home price growth rates and interest rates. Although the model consumes a wide range of possible regional home price forecasts and interest rate scenarios that take into account inherent uncertainty, the forecasts below represent the mean path of those simulations used in determining the allowance for the quarter ended March 31, 2025, and for each quarter during the year ended December 31, 2024, and how those forecasts have changed between periods of estimate. Below we present our home price growth and interest rate estimates used in our estimate of expected credit losses. Our forecasts include estimates for periods beyond 2027 that are not presented in the table below.

Select Single-Family Macroeconomic Model Inputs(1)

Forecasted home price growth (decline) rate by period of estimate:(2)
	For the Full Year ending December 31,
	2025	2026	2027
First Quarter 2025	4.2%	2.0%	1.3%

	For the Full Year ending December 31,
	2024	2025	2026
Fourth Quarter 2024	5.9%	3.5%	1.7%
Third Quarter 2024	5.9	3.6	1.7
Second Quarter 2024	6.6	3.0	0.8
First Quarter 2024	4.8	1.5	*

Forecasted 30-year mortgage interest rates by period of estimate:(3)
	Through the end of December 31,	For the Full Year ending December 31,
	2025	2026	2027
First Quarter 2025	6.6%	6.3%	6.3%

	Through the end of December 31,	For the Full Year ending December 31,
	2024	2025	2026
Fourth Quarter 2024	6.8%	6.8%	6.7%
Third Quarter 2024	6.2	5.9	5.9
Second Quarter 2024	7.0	6.6	6.4
First Quarter 2024	6.8	6.4	6.2
*    Represents less than 0.05% of home price growth (decline).
(1)These forecasts are provided solely for the purpose of providing insight into our credit loss model. Forecasts for future periods are subject to significant uncertainty, which increases for periods that are further in the future. We provide our most recent forecasts for certain macroeconomic and housing market conditions in “Key Market Economic Indicators.” In addition, each month our Economic and Strategic Research Group provides its forecast of economic and housing market conditions, which are available in the “Research & Insights” section of our website, www.fanniemae.com. Information on our website is not incorporated into this report.
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
(3)Forecasted 30-year interest rates represent the mean of possible future interest rate environments that are simulated by our interest rate model and used in the estimation of credit losses. Forecasts through the end of December 31, 2025 and 2024 represent the average forecasted rate from the quarter-end through the calendar year end of December 31st. The fourth quarter of 2024 interest rate represents the 30-year interest rate as of December 31, 2024. This table reflects the forecasted interest rate data we used in estimating credit losses for the periods shown and does not reflect changes in interest rates that occurred after the forecast date.

Fannie Mae First Quarter 2025 Form 10-Q	52

MD&A | Critical Accounting Estimates

As noted above, our single-family allowance for loan losses is sensitive to changes in home prices and interest rate changes. We present in the table below the impact of hypothetical changes in home prices and 30-year interest rates, with all other factors held constant.

Single-Family Sensitivities - Hypothetical Changes to Model Inputs

Forecasted change to the first 12 months of the forecast:	Allowance Impact	Approximate Change in Allowance as of March 31, 2025(1)
(In percentage points)
Change in home prices growth rate:(2)
+1%		3%
-1%		3%

Change in 30-year interest rates:
+0.5%		4%
-0.5%		4%
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
See “Key Market Economic Indicators” in our 2024 Form 10-K and in this report for additional information about how home prices and interest rates can affect our credit loss estimates, including a discussion of home price growth rates and our home price forecast. Also see “Consolidated Results of Operations—(Provision) Benefit for Credit Losses” for information on how our home price and interest rate forecasts impacted our single-family (provision) benefit for credit losses.
Multifamily Sensitivities and Inputs
The table below provides information about our most significant key macroeconomic inputs used in determining our multifamily allowance for loan losses: multifamily property net operating income and property value growth rates. Although the model consumes a wide range of possible future economic scenarios, the forecasts below represent the mean path of those simulations used in determining the allowance for the quarter ended March 31, 2025, and for the quarter ended December 31, 2024, and how those forecasts have changed between periods of estimate. Our forecasts include estimates for periods beyond those presented below.

Select Multifamily Macroeconomic Model Inputs(1)

Forecasted net operating income growth (decline) rate by period of estimate:
	For the Full Year ending December 31,
	2024	2025	2026	2027
First Quarter 2025	N/A	2.1%	0.5%	2.1%
Fourth Quarter 2024	3.1%	1.7%	0.3%	N/A

Forecasted property value growth (decline) rate by period of estimate:
	For the Full Year ending December 31,
	2024	2025	2026	2027
First Quarter 2025	N/A	(4.3)%	3.1%	3.3%
Fourth Quarter 2024	(8.7)%	(1.1)%	3.7%	N/A
N/A    Not applicable. For purposes of this disclosure, we provide the forecasted net operating income growth rate and property value growth rate for the period of estimate and the two years following the period of estimate.
(1)    These forecasts are provided solely for the purpose of providing insight into our credit loss model. Forecasts for future periods are

Fannie Mae First Quarter 2025 Form 10-Q	53

MD&A | Critical Accounting Estimates

subject to significant uncertainty, which increases for periods that are further in the future.
As noted above, our multifamily allowance for loan losses is sensitive to changes in net operating income and property value changes. We present in the table below the impact of hypothetical changes in net operating income and property value, with all other factors held constant.

Multifamily Sensitivities - Hypothetical Changes to Model Inputs

Forecasted change to the first 12 months of the forecast:	Allowance Impact	Approximate Change in Allowance as of March 31, 2025(1)
(In percentage points)
Change in net operating income growth rate:
+1%		2%
-1%		2%

Change in property value growth rate:
+1%		3%
-1%		3%
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
See “Consolidated Results of Operations—(Provision) Benefit for Credit Losses” for information on how our property valuations impacted our multifamily (provision) benefit for credit losses.
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
Forward-Looking Statements

This report includes statements that constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). In addition, we and our senior management may from time to time make forward-looking statements in our other filings with the SEC, our other publicly available written statements, and orally to analysts, investors, the news media and others. Forward-looking statements often include words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “forecast,” “project,” “would,” “should,” “could,” “likely,” “may,” “will” or similar words. Examples of forward-looking statements in this report include, among others, statements relating to our beliefs and expectations regarding the following matters:
•economic, mortgage market and housing market conditions (including expectations regarding economic growth, home price growth, multifamily property values, the unemployment rate, loan origination volumes, interest rates and multifamily property net operating income), the factors that will affect those conditions, and the impact of those conditions on our business and financial results;
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

Fannie Mae First Quarter 2025 Form 10-Q	54

MD&A | Forward-Looking Statements

•the effects of our credit risk transfer transactions, as well as the factors that will affect our engagement in future credit risk transfer transactions;
•how we intend to repay our debt obligations;
•the impact on our single-family servicing concentration of Rocket Companies’ announced acquisition of Mr. Cooper;
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
•the impact of trade, fiscal, regulatory and immigration policies;
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
•the impact of interdependence between the single-family mortgage securitization programs of Fannie Mae and Freddie Mac in connection with UMBS;

Fannie Mae First Quarter 2025 Form 10-Q	55

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
•actions by FHFA, Treasury, the Federal Reserve, the Office of the Comptroller of the Currency (“OCC”), the Federal Deposit Insurance Corporation (“FDIC”), the Commodity Futures Trading Commission (“CFTC”), HUD, the Consumer Financial Protection Bureau, the SEC or other regulators, Congress, the Executive Branch, or state or local governments that affect our business;
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
•defaults by one or more of our counterparties or by the hazard insurers insuring properties underlying our guaranty book of business;

Fannie Mae First Quarter 2025 Form 10-Q	56

MD&A | Forward-Looking Statements

•resolution or settlement agreements we may enter into with our counterparties;
•our need to rely on third parties to achieve some of our corporate objectives, including our reliance on mortgage servicers;
•our reliance on Common Securitization Solutions, LLC (“CSS”) and the common securitization platform CSS operates for a majority of our single-family securitization activities; provisions in the CSS limited liability company agreement that permit FHFA to appoint members to the CSS Board of Managers, which limit the ability of Fannie Mae and Freddie Mac to control decisions of the Board; and changes FHFA may require in our relationship with or in our support of CSS;
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
•changes in GAAP, guidance by the Financial Accounting Standards Board (“FASB”), SEC guidance, and our accounting policies; and
•the other factors described in “Risk Factors” in this report and in our 2024 Form 10-K.
Readers are cautioned not to unduly rely on the forward-looking statements we make and to place these forward-looking statements into proper context by carefully considering the factors identified above and those discussed in “Risk Factors” in our 2024 Form 10-K and in this report. These forward-looking statements are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement as a result of new information, future events or otherwise, except as required under the federal securities laws.

Fannie Mae First Quarter 2025 Form 10-Q	57

Financial Statements | Condensed Consolidated Balance Sheets
Item 1.  Financial Statements
FANNIE MAE
(In conservatorship)
Condensed Consolidated Balance Sheets — (Unaudited)
(Dollars in millions)

	As of
	March 31, 2025	December 31, 2024

ASSETS
Cash and cash equivalents	$39,352	$38,853
Restricted cash and cash equivalents (includes $31,138 and $31,893, respectively, related to consolidated trusts)	38,445	39,958
Securities purchased under agreements to resell (includes $1,069 and $0 respectively, related to consolidated trusts)	31,769	15,975
Investments in securities, at fair value	79,347	79,197
Mortgage loans:
Loans held for sale, at lower of cost or fair value	775	373
Loans held for investment, at amortized cost:
Of Fannie Mae	47,425	50,053
Of consolidated trusts	4,086,508	4,095,287
Total loans held for investment (includes $4,508 and $3,744, respectively, at fair value)	4,133,933	4,145,340
Allowance for loan losses	(7,532)	(7,707)
Total loans held for investment, net of allowance	4,126,401	4,137,633
Total mortgage loans	4,127,176	4,138,006
Advances to lenders	1,848	1,825
Deferred tax assets, net	10,453	10,545
Accrued interest receivable (includes $10,855 and $10,666, respectively, related to consolidated trusts)	11,592	11,364
Other assets	13,727	14,008
Total assets	$4,353,709	$4,349,731
LIABILITIES AND EQUITY
Liabilities:
Accrued interest payable (includes $11,025 and $10,858, respectively, related to consolidated trusts)	$11,902	$11,585
Debt:
Of Fannie Mae (includes $358 and $385, respectively, at fair value)	136,818	139,422
Of consolidated trusts (includes $14,977 and $13,292, respectively, at fair value)	4,091,840	4,088,675
Other liabilities (includes $1,677 and $1,699, respectively, related to consolidated trusts)	14,837	15,392
Total liabilities	4,255,397	4,255,074
Commitments and contingencies (Note 14)	—	—
Fannie Mae stockholders’ equity:
Senior preferred stock (liquidation preference of $216,156 and $212,029, respectively)	120,836	120,836
Preferred stock, 700,000,000 shares are authorized—555,374,922 shares issued and outstanding	19,130	19,130
Common stock, no par value, no maximum authorization—1,308,762,703 shares issued and 1,158,087,567 shares outstanding	687	687
Accumulated deficit	(34,964)	(38,625)
Accumulated other comprehensive income	23	29
Treasury stock, at cost, 150,675,136 shares	(7,400)	(7,400)
Total stockholders’ equity	98,312	94,657
Total liabilities and equity	$4,353,709	$4,349,731

See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) First Quarter 2025 Form 10-Q	58

Financial Statements | Condensed Consolidated Statements of Operations and Comprehensive Income
FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Operations and Comprehensive Income — (Unaudited)
(Dollars and shares in millions, except per share amounts)

	For the Three Months Ended March 31,

	2025	2024
Interest income:
Investments in securities	$1,127	$921
Mortgage loans	37,399	35,216
Other	490	661
Total interest income	39,016	36,798
Interest expense:
Short-term debt	(105)	(195)
Long-term debt	(31,910)	(29,580)
Total interest expense	(32,015)	(29,775)
Net interest income	7,001	7,023
(Provision) benefit for credit losses	(24)	180
Net interest income after (provision) benefit for credit losses	6,977	7,203
Fair value gains (losses), net	123	480
Fee and other income	84	72
Investment gains (losses), net	—	22
Non-interest income	207	574
Non-interest expense:
Salaries and employee benefits	(611)	(511)
Professional services, technology, and occupancy	(381)	(378)
Legislative assessments	(931)	(930)
Credit enhancement expense	(479)	(419)
Other income (expense), net	(198)	(106)
Total non-interest expense	(2,600)	(2,344)
Income before federal income taxes	4,584	5,433
Provision for federal income taxes	(923)	(1,113)
Net income	3,661	4,320
Other comprehensive income (loss)	(6)	4
Total comprehensive income	$3,655	$4,324
Net income	$3,661	$4,320
Dividends distributed or amounts attributable to senior preferred stock	(3,655)	(4,324)
Net income (loss) attributable to common stockholders	$6	$(4)
Earnings per share:
Basic	$0.00	$0.00
Diluted	0.00	0.00
Weighted-average common shares outstanding:
Basic	5,867	5,867
Diluted	5,893	5,867
See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) First Quarter 2025 Form 10-Q	59

Financial Statements | Condensed Consolidated Statements of Cash Flows
FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Cash Flows — (Unaudited)
(Dollars in millions)

	For the Three Months Ended March 31,
	2025	2024
Net cash provided by (used in) operating activities	$3,505	$7,135
Cash flows provided by (used in) investing activities:
Mortgage loans acquired held for investment:
Purchases	(26,055)	(28,018)
Proceeds from sales	—	418
Proceeds from repayments	85,594	76,364
Advances to lenders	(19,487)	(18,753)
Proceeds from disposition of acquired property, preforeclosure sales and insurance proceeds	702	1,171
Net change in securities purchased under agreements to resell	(15,794)	(43,025)
Other, net	(810)	(450)
Net cash provided by (used in) investing activities	24,150	(12,293)
Cash flows provided by (used in) financing activities:
Borrowings that have an original maturity of three months or less, net	114	757
Proceeds from issuance of debt of Fannie Mae	7,165	6,060
Payments to redeem debt of Fannie Mae	(10,343)	(12,265)
Proceeds from issuance of debt of consolidated trusts	62,565	53,098
Payments to redeem debt of consolidated trusts	(88,168)	(77,944)
Other, net	(2)	—
Net cash provided by (used in) financing activities	(28,669)	(30,294)
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	(1,014)	(35,452)
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	78,811	68,706
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$77,797	$33,254
Cash paid during the period for:
Interest	$33,407	$31,381
Income taxes, net of refunds	—	—

See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) First Quarter 2025 Form 10-Q	60

Financial Statements | Condensed Consolidated Statements of Changes in Equity
FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Changes in
Equity — (Unaudited)
(Dollars and shares in millions)

	Fannie Mae Stockholders’ Equity
	Shares Outstanding			Senior Preferred Stock	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Equity
	Senior Preferred	Preferred	Common
Balance as of December 31, 2024	1	556	1,158	$120,836	$19,130	$687	$(38,625)	$29	$(7,400)	$94,657
Comprehensive income:
Net income	—	—	—	—	—	—	3,661	—	—	3,661
Other comprehensive income, net of tax effect:
Changes in net unrealized gains (losses) on available-for-sale securities (net of taxes of $1)	—	—	—	—	—	—	—	(5)	—	(5)
Reclassification adjustment for (gains) losses included in net income (net of taxes of $0)	—	—	—	—	—	—	—	1	—	1
Other (net of taxes of $0)	—	—	—	—	—	—	—	(2)	—	(2)
Total comprehensive income										3,655
Balance as of March 31, 2025	1	556	1,158	$120,836	$19,130	$687	$(34,964)	$23	$(7,400)	$98,312

	Fannie Mae Stockholders’ Equity
	Shares Outstanding			Senior Preferred Stock	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Equity
	Senior Preferred	Preferred	Common
Balance as of December 31, 2023	1	556	1,158	$120,836	$19,130	$687	$(55,603)	$32	$(7,400)	$77,682
Comprehensive income:
Net income	—	—	—	—	—	—	4,320	—	—	4,320
Other comprehensive income, net of tax effect:
Changes in net unrealized gains (losses) on available-for-sale securities (net of taxes of $2)	—	—	—	—	—	—	—	6	—	6
Reclassification adjustment for (gains) losses included in net income (net of taxes of $0)	—	—	—	—	—	—	—	—	—	—
Other (net of taxes of $0)	—	—	—	—	—	—	—	(2)	—	(2)
Total comprehensive income										4,324
Balance as of March 31, 2024	1	556	1,158	$120,836	$19,130	$687	$(51,283)	$36	$(7,400)	$82,006

See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) First Quarter 2025 Form 10-Q	61

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
We are currently operating under conservatorship, with the Federal Housing Finance Agency (“FHFA”) acting as conservator. See “Note 2, Conservatorship, Senior Preferred Stock Purchase Agreement and Related Matters” below and in our annual report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”) for information on our conservatorship, the senior preferred stock purchase agreement, the impact of U.S. government support of our business, and related party relationships.
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and note disclosures required by GAAP for complete consolidated financial statements and therefore should be read in conjunction with our audited consolidated financial statements and related notes included in our 2024 Form 10-K. In the opinion of management, our unaudited interim condensed consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of our results. The nature of our business is such that the results of any interim period are not necessarily indicative of results for a full year. The accompanying condensed consolidated financial statements include our accounts as well as the accounts of other entities in which we have a controlling financial interest. All intercompany balances and transactions have been eliminated. To conform to our current-period presentation, we have reclassified certain amounts reported in our prior period consolidated financial statements.
Beginning in the first quarter of 2025, we changed our presentation on the condensed consolidated statement of cash flows for certain borrowings with original contractual maturities of three months or less such that the proceeds from the issuance of these borrowings and the related payments to redeem them are presented on a net basis. Previously, proceeds from the issuance of these borrowings and the related repayments to redeem them were presented separately (i.e., gross) on the condensed consolidated statement of cash flows. As a result of this change, we recast the prior periods presented to reflect the net presentation of cash flows on these borrowings. For borrowings with original contractual maturities greater than three months, we continue to present proceeds from issuance and payments to redeem the borrowings on a gross basis.
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
Earnings per Share
Earnings per share (“EPS”) is presented for basic and diluted EPS. For the three months ended March 31, 2025 and 2024, the weighted average shares outstanding used in the computation of basic and diluted EPS includes 4.7 billion shares of common stock that would be issuable upon full exercise of the common stock warrant issued to the U.S. Department of the Treasury (“Treasury”).
For the calculation of diluted EPS, the weighted average shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.

Fannie Mae (In conservatorship) First Quarter 2025 Form 10-Q	62

Notes to Condensed Consolidated Financial Statements | Summary of Significant Accounting Policies
For the three months ended March 31, 2025, our diluted EPS weighted-average shares outstanding includes the 26 million shares issuable upon the conversion of convertible preferred stock. Shares issuable upon the conversion of convertible preferred stock are not included in the calculation for the three months ended March 31, 2024 because it would have had an anti-dilutive effect.
Collateral
We enter into various transactions where we pledge and accept collateral, the most common of which are our derivative transactions. We also pledge and receive collateral under our repurchase and reverse repurchase agreements.
We posted U.S. Treasury securities of $9.4 billion and $8.9 billion as collateral, of which $3.2 billion and $2.7 billion could be sold or repledged as of March 31, 2025 and December 31, 2024, respectively. The fair value of non-cash collateral received was $71.5 billion and $56.3 billion, of which $69.3 billion and $49.0 billion could be sold or repledged as of March 31, 2025 and December 31, 2024, respectively. None of the underlying collateral we received was sold or repledged as of March 31, 2025 or December 31, 2024.
Foreclosed Property
We present foreclosed property in “Other assets” in our condensed consolidated balance sheets. We held $1.7 billion of acquired property, net as of March 31, 2025 and December 31, 2024.
New Accounting Guidance
Income Taxes
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the required disclosures primarily related to the income tax rate reconciliation and income taxes paid. The ASU requires an entity’s income tax rate reconciliation to provide additional information for reconciling items meeting a quantitative threshold, and to disclose certain selected categories within the income tax rate reconciliation. The ASU also requires entities to disclose the amount of income taxes paid, disaggregated by federal, state and foreign taxes. The ASU is effective for annual periods beginning after December 15, 2024, though early adoption is permitted. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.
Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures. The guidance enhances the disclosures about an entity’s expenses by requiring more detailed information about the types of expenses in commonly presented expense captions. This guidance is effective for fiscal years beginning after December 15, 2026 and interim periods beginning after December 15, 2027. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.
2.  Conservatorship, Senior Preferred Stock Purchase Agreement and Related Matters
Conservatorship
We are currently operating under conservatorship, with FHFA acting as conservator. The conservatorship and related matters significantly affect our management, business activities, financial condition and results of operations.
Senior Preferred Stock Purchase Agreement
FHFA, as conservator, entered into a senior preferred stock purchase agreement with Treasury on our behalf in September 2008. In connection with that agreement, we issued Treasury one million shares of Variable Liquidation Preference Senior Preferred Stock, Series 2008-2, which we refer to as the “senior preferred stock,” and a warrant to purchase shares equal to 79.9% of our common stock, on a fully diluted basis, for a nominal price of $0.00001. This agreement also provides funding to us under certain circumstances if we have a net worth deficit. Pursuant to the senior preferred stock purchase agreement, we have received a total of $119.8 billion from Treasury as of March 31, 2025, and the amount of remaining funding available to us under the agreement is $113.9 billion. We have not received any funding from Treasury under this commitment since the first quarter of 2018. We had a positive net worth of $98.3 billion as of March 31, 2025.

Fannie Mae (In conservatorship) First Quarter 2025 Form 10-Q	63

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
The aggregate liquidation preference of the senior preferred stock increased to $216.2 billion as of March 31, 2025 from $212.0 billion as of December 31, 2024, due to the increase in our net worth in the fourth quarter of 2024. The aggregate liquidation preference of the senior preferred stock will further increase to $219.8 billion as of June 30, 2025, due to the increase in our net worth in the first quarter of 2025.
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
Related Parties
Because Treasury holds a warrant to purchase shares of Fannie Mae common stock equal to 79.9% of the total number of shares of Fannie Mae common stock, we and Treasury are deemed related parties. As of March 31, 2025, Treasury held an investment in our senior preferred stock with an aggregate liquidation preference of $216.2 billion.
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
The following table provides the income statement impact of our related party transactions for the periods presented in addition to the associated liability at period end. The associated liability represents amounts accrued with respect to the related party transactions that have not yet been paid to the applicable related parties. In addition to the impact described in the table below, our investment in CSS, which is accounted for using the equity method, is classified as Other assets” in our condensed consolidated balance sheets. We contributed $27 million and $22 million to CSS for the three months ended March 31, 2025 and 2024, respectively.

Related Party	Activity	Income Statement Classification	For the Three Months Ended March 31,		Other Liabilities as of
			2025	2024	March 31, 2025	December 31, 2024
			(Dollars in millions)
Treasury	Tax Cut Continuation Act of 2011 (“TCCA”) fees	Legislative assessments	$859	$860	$859	$861
Treasury	Treasury’s Capital Magnet Fund	Legislative assessments	11	11	11	56
FHFA	FHFA assessments	Legislative assessments	40	40	—	—
CSS & Freddie Mac	Net operating losses associated with our investment in CSS	Other income (expense), net	27	22	—	—

Fannie Mae (In conservatorship) First Quarter 2025 Form 10-Q	64

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

Fannie Mae (In conservatorship) First Quarter 2025 Form 10-Q	65

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

	As of
	March 31, 2025	December 31, 2024
	(Dollars in millions)
Assets and liabilities recorded in our condensed consolidated balance sheets related to unconsolidated mortgage-backed trusts:
Investments in securities, at fair value	$1,094	$1,182
Other assets	32	33
Other liabilities	(37)	(38)
Net carrying amount	$1,089	$1,177
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
Our maximum exposure to loss related to unconsolidated securitization and resecuritization trusts, which includes but is not limited to our exposure to these Freddie Mac securities, was approximately $199 billion and $203 billion as of March 31, 2025 and December 31, 2024, respectively. The total assets of our unconsolidated securitization and resecuritization trusts were approximately $200 billion and $204 billion as of March 31, 2025 and December 31, 2024, respectively.
The maximum exposure to loss for our unconsolidated limited partnerships and similar legal entities, which consist primarily of low income housing tax credit (“LIHTC”) investments, was $697 million and the related net carrying value was $697 million as of March 31, 2025. As of December 31, 2024, the maximum exposure to loss was $669 million and the related net carrying value was $669 million. The total assets of these limited partnership investments were $6.3 billion and $6.4 billion as of March 31, 2025 and December 31, 2024, respectively.
The maximum exposure to loss related to our involvement with unconsolidated SPVs that transfer credit risk represents the unpaid principal balance and accrued interest payable of obligations issued by our Connecticut Avenue Securities® (“CAS”) and Multifamily Connecticut Avenue Securities® (“MCASTM”) SPVs. The maximum exposure to loss related to these unconsolidated SPVs was $24.2 billion and $23.2 billion as of March 31, 2025 and December 31, 2024, respectively. The total assets related to these unconsolidated SPVs were $24.2 billion and $23.2 billion as of March 31, 2025 and December 31, 2024, respectively.

Fannie Mae (In conservatorship) First Quarter 2025 Form 10-Q	66

Notes to Condensed Consolidated Financial Statements | Consolidations and Transfers of Financial Assets

As our lending relationship does not provide us with a controlling financial interest in the borrower entity for loans in our multifamily loan portfolio, we do not consolidate these borrowers regardless of their status as either a VIE or a voting interest entity. We have excluded these entities from our VIE disclosures. As of March 31, 2025, the unpaid principal balance of our multifamily loan portfolio was $495.4 billion. However, the disclosures we have provided in “Note 4, Mortgage Loans,” “Note 5, Allowance for Loan Losses” and “Note 7, Financial Guarantees” with respect to this population are consistent with the FASB’s stated objectives for the disclosures related to unconsolidated VIEs.
Transfers of Financial Assets and Portfolio Securitizations
We issue single-class Fannie Mae MBS through portfolio securitization transactions by transferring pools of mortgage loans or mortgage-related securities to one or more trusts or special purpose entities. For the three months ended March 31, 2025 and 2024, the unpaid principal balance of portfolio securitizations was $35.5 billion and $31.2 billion, respectively. We consolidate the substantial majority of these portfolio securitization transactions.
We retain interests from the transfer and sale of mortgage-related securities to unconsolidated single-class portfolio securitization trusts and unconsolidated single-class and multi-class portfolio resecuritization trusts. As of March 31, 2025, the unpaid principal balance of retained interests was $639 million and its related fair value was $1.0 billion. As of December 31, 2024, the unpaid principal balance of retained interests was $661 million and its related fair value was $1.0 billion. For the three months ended March 31, 2025 and 2024, the principal, interest and other fees received on retained interests was $57 million and $64 million, respectively.
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
The following table displays the carrying value of our mortgage loans and allowance for loan losses.

	As of
	March 31, 2025	December 31, 2024
	(Dollars in millions)
Single-family	$3,604,747	$3,619,838
Multifamily	495,424	490,358
Total unpaid principal balance of mortgage loans	4,100,171	4,110,196
Cost basis and fair value adjustments, net	34,537	35,517
Allowance for loan losses for HFI loans	(7,532)	(7,707)
Total mortgage loans(1)	$4,127,176	$4,138,006
(1)Excludes $11.0 billion and $10.8 billion of accrued interest receivable as of March 31, 2025 and December 31, 2024, respectively.

Fannie Mae (In conservatorship) First Quarter 2025 Form 10-Q	67

Notes to Condensed Consolidated Financial Statements | Mortgage Loans
The following table displays information about our purchase of HFI loans, redesignation of loans and the sales of mortgage loans during the period.

	For the Three Months Ended March 31,

	2025	2024
	(Dollars in millions)
Purchase of HFI loans:
Single-family unpaid principal balance	$63,627	$62,290
Multifamily unpaid principal balance	11,514	10,068

Single-family loans redesignated from HFI to HFS:
Amortized cost	$510	$236
Lower of cost or fair value adjustment at time of redesignation(1)	(69)	(20)
Allowance reversed at time of redesignation	17	(1)

Single-family loans sold:
Unpaid principal balance	$—	$499
Realized gains (losses), net	—	5
(1)Consists of the write-off against the allowance at the time of redesignation.

Fannie Mae (In conservatorship) First Quarter 2025 Form 10-Q	68

Notes to Condensed Consolidated Financial Statements | Mortgage Loans
Aging Analysis
The following tables display an aging analysis of the total amortized cost of our HFI mortgage loans by portfolio segment and class of financing receivable, excluding loans for which we have elected the fair value option.

	As of March 31, 2025
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(1)	Total Delinquent	Current	Total	Loans 90 Days or More Delinquent and Accruing Interest	Nonaccrual Loans with No Allowance
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$28,699	$8,159	$20,100	$56,958	$3,187,685	$3,244,643	$299	$3,742
15-year or less, amortizing fixed-rate	1,283	296	585	2,164	354,526	356,690	14	197
Adjustable-rate	134	36	103	273	24,493	24,766	2	21
Other(2)	449	126	388	963	18,769	19,732	18	168
Total single-family	30,565	8,617	21,176	60,358	3,585,473	3,645,831	333	4,128
Multifamily(3)	849	N/A	2,285	3,134	491,448	494,582	1	1,290
Total	$31,414	$8,617	$23,461	$63,492	$4,076,921	$4,140,413	$334	$5,418

	As of December 31, 2024
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(1)	Total Delinquent	Current	Total	Loans 90 Days or More Delinquent and Accruing Interest	Nonaccrual Loans with No Allowance
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$34,339	$9,582	$20,004	$63,925	$3,183,403	$3,247,328	$329	$3,790
15-year or less, amortizing fixed-rate	1,545	352	616	2,513	367,214	369,727	16	208
Adjustable-rate	158	45	92	295	24,723	25,018	3	18
Other(2)	488	143	407	1,038	19,568	20,606	21	184
Total single-family	36,530	10,122	21,119	67,771	3,594,908	3,662,679	369	4,200
Multifamily(3)	491	N/A	2,060	2,551	487,176	489,727	76	1,070
Total	$37,021	$10,122	$23,179	$70,322	$4,082,084	$4,152,406	$445	$5,270
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
The amortized cost of single-family mortgage loans for which formal foreclosure proceedings were in process was $5.0 billion and $4.7 billion as of March 31, 2025 and December 31, 2024, respectively. As a result of our various loss mitigation and foreclosure prevention efforts, we expect that only a small portion of the loans in the process of formal foreclosure proceedings will ultimately foreclose.

Fannie Mae (In conservatorship) First Quarter 2025 Form 10-Q	69

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

Fannie Mae (In conservatorship) First Quarter 2025 Form 10-Q	70

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

	Credit Quality Indicators as of March 31, 2025 and Write-offs for the Three Months Ended March 31, 2025, by Year of Origination(1)
	2025	2024	2023	2022	2021	Prior	Total
	(Dollars in millions)
Estimated mark-to-market LTV ratio:(2)
20- and 30-year or more, amortizing fixed-rate:
Less than or equal to 80%	$21,744	$174,572	$163,228	$328,482	$840,437	$1,396,722	$2,925,185
Greater than 80% and less than or equal to 90%	5,580	60,119	65,003	62,117	14,690	3,180	210,689
Greater than 90% and less than or equal to 100%	8,290	60,797	20,461	13,756	1,682	404	105,390
Greater than 100%	—	402	809	1,747	241	180	3,379
Total 20- and 30-year or more, amortizing fixed-rate	35,614	295,890	249,501	406,102	857,050	1,400,486	3,244,643
Current-year 20- and 30-year or more, amortizing fixed-rate write-offs	$—	$8	$18	$39	$24	$74	$163
15-year or less, amortizing fixed-rate:
Less than or equal to 80%	1,599	8,146	6,163	30,106	140,583	168,651	355,248
Greater than 80% and less than or equal to 90%	119	585	250	117	8	—	1,079
Greater than 90% and less than or equal to 100%	83	251	13	15	—	—	362
Greater than 100%	—	—	—	1	—	—	1
Total 15-year or less, amortizing fixed-rate	1,801	8,982	6,426	30,239	140,591	168,651	356,690
Current-year 15-year or less, amortizing fixed-rate write-offs	—	—	—	1	—	1	2
Adjustable-rate:
Less than or equal to 80%	331	1,621	1,785	4,370	5,289	9,165	22,561
Greater than 80% and less than or equal to 90%	62	431	471	615	33	6	1,618
Greater than 90% and less than or equal to 100%	46	214	126	149	6	1	542
Greater than 100%	—	1	8	34	2	—	45
Total adjustable-rate	439	2,267	2,390	5,168	5,330	9,172	24,766
Current-year adjustable-rate write-offs	—	—	—	—	—	—	—
Other:
Less than or equal to 80%	—	—	—	—	—	16,322	16,322
Greater than 80% and less than or equal to 90%	—	—	—	—	—	50	50
Greater than 90% and less than or equal to 100%	—	—	—	—	—	25	25
Greater than 100%	—	—	—	—	—	21	21
Total other	—	—	—	—	—	16,418	16,418
Current-year other write-offs	—	—	—	—	—	22	22
Total for all classes by LTV ratio:(2)
Less than or equal to 80%	$23,674	$184,339	$171,176	$362,958	$986,309	$1,590,860	$3,319,316
Greater than 80% and less than or equal to 90%	5,761	61,135	65,724	62,849	14,731	3,236	213,436
Greater than 90% and less than or equal to 100%	8,419	61,262	20,600	13,920	1,688	430	106,319
Greater than 100%	—	403	817	1,782	243	201	3,446
Total	$37,854	$307,139	$258,317	$441,509	$1,002,971	$1,594,727	$3,642,517
Total current-year write-offs	$—	$8	$18	$40	$24	$97	$187

Fannie Mae (In conservatorship) First Quarter 2025 Form 10-Q	71

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

	Credit Quality Indicators as of December 31, 2024 and Write-offs for the Year Ended December 31, 2024, by Year of Origination(1)
	2024	2023	2022	2021	2020	Prior	Total
	(Dollars in millions)
Estimated mark-to-market LTV ratio:(2)
20- and 30-year or more, amortizing fixed-rate:
Less than or equal to 80%	$156,136	$161,237	$324,160	$849,984	$714,620	$710,162	$2,916,299
Greater than 80% and less than or equal to 90%	53,904	67,163	71,059	18,333	2,078	1,338	213,875
Greater than 90% and less than or equal to 100%	67,749	27,468	16,801	1,757	233	205	114,213
Greater than 100%	266	670	1,616	208	48	133	2,941
Total 20- and 30-year or more, amortizing fixed-rate	278,055	256,538	413,636	870,282	716,979	711,838	3,247,328
Current-year 20- and 30-year or more, amortizing fixed-rate write-offs	$2	$43	$130	$114	$71	$261	$621
15-year or less, amortizing fixed-rate:
Less than or equal to 80%	7,508	6,455	31,140	145,254	102,032	75,904	368,293
Greater than 80% and less than or equal to 90%	576	314	168	11	—	—	1,069
Greater than 90% and less than or equal to 100%	323	24	16	1	—	—	364
Greater than 100%	—	—	1	—	—	—	1
Total 15-year or less, amortizing fixed-rate	8,407	6,793	31,325	145,266	102,032	75,904	369,727
Current-year 15-year or less, amortizing fixed-rate write-offs	—	1	2	2	1	4	10
Adjustable-rate:
Less than or equal to 80%	1,471	1,790	4,369	5,400	1,478	8,159	22,667
Greater than 80% and less than or equal to 90%	434	502	729	44	5	2	1,716
Greater than 90% and less than or equal to 100%	272	154	165	4	1	1	597
Greater than 100%	—	8	29	1	—	—	38
Total adjustable-rate	2,177	2,454	5,292	5,449	1,484	8,162	25,018
Current-year adjustable-rate write-offs	—	—	1	—	—	1	2
Other:
Less than or equal to 80%	—	—	—	—	—	16,945	16,945
Greater than 80% and less than or equal to 90%	—	—	—	—	—	58	58
Greater than 90% and less than or equal to 100%	—	—	—	—	—	27	27
Greater than 100%	—	—	—	—	—	24	24
Total other	—	—	—	—	—	17,054	17,054
Current-year other write-offs	—	—	—	—	—	37	37
Total for all classes by LTV ratio:(2)
Less than or equal to 80%	$165,115	$169,482	$359,669	$1,000,638	$818,130	$811,170	$3,324,204
Greater than 80% and less than or equal to 90%	54,914	67,979	71,956	18,388	2,083	1,398	216,718
Greater than 90% and less than or equal to 100%	68,344	27,646	16,982	1,762	234	233	115,201
Greater than 100%	266	678	1,646	209	48	157	3,004
Total	$288,639	$265,785	$450,253	$1,020,997	$820,495	$812,958	$3,659,127
Total current-year write-offs	$2	$44	$133	$116	$72	$303	$670
(1)Excludes amortized cost of $3.3 billion and $3.6 billion as of March 31, 2025 and December 31, 2024, respectively, of mortgage loans guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies, which represents primarily reverse mortgages for which we do not calculate an estimated mark-to-market LTV ratio. For the three months ended March 31, 2025 and year ended December 31, 2024, it also excludes write-offs of $2 million and $47 million, respectively, of mortgage loans guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies. Year of loan origination may not be the same as the period in which we subsequently acquired the loan.
(2)The aggregate estimated mark-to-market LTV ratio is based on the unpaid principal balance of the loan divided by the estimated current value of the property as of the end of each reported period, which we calculate using an internal valuation model that estimates periodic changes in home value.

Fannie Mae (In conservatorship) First Quarter 2025 Form 10-Q	72

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

	Credit Quality Indicators as of March 31, 2025 and Write-offs for the Three Months Ended March 31, 2025, by Year of Origination(1)
	2025	2024	2023	2022	2021	Prior	Total
	(Dollars in millions)
Internally assigned credit risk rating:
Pass(2)	$7,086	$54,311	$50,931	$49,399	$59,330	$243,047	$464,104
Special mention(3)	—	30	72	211	334	518	1,165
Substandard(4)	—	440	2,829	8,777	3,362	13,860	29,268
Doubtful(5)	—	—	—	5	—	40	45
Total	$7,086	$54,781	$53,832	$58,392	$63,026	$257,465	$494,582
Current-year write-offs	$—	$—	$16	$12	$19	$14	$61

	Credit Quality Indicators as of December 31, 2024 and Write-offs for the Year Ended December 31, 2024, by Year of Origination(1)
	2024	2023	2022	2021	2020	Prior	Total
	(Dollars in millions)
Internally assigned credit risk rating:
Pass(2)	$49,867	$51,194	$49,570	$59,687	$71,657	$175,887	$457,862
Special mention(3)	54	68	165	353	162	280	1,082
Substandard(4)	429	2,626	9,045	3,259	2,500	12,820	30,679
Doubtful(5)	—	42	—	62	—	—	104
Total	$50,350	$53,930	$58,780	$63,361	$74,319	$188,987	$489,727
Current-year write-offs	$—	$81	$192	$16	$27	$189	$505
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
(4)“Substandard” refers to loans that have a well-defined weakness that jeopardizes the timely full repayment.
(5)“Doubtful” refers to a loan with a weakness that makes collection or liquidation in full highly questionable and improbable based on existing conditions and values.
Loss Mitigation Options for Borrowers Experiencing Financial Difficulty
As part of our loss mitigation activities, we offer several types of loan restructurings to assist borrowers who experience financial difficulties. We do not typically offer principal forgiveness to our single-family or multifamily borrowers. Below we provide disclosures relating to loan restructurings where borrowers were experiencing financial difficulty, including restructurings that resulted in an insignificant payment delay. The disclosures exclude loans classified as HFS and those for which we have elected the fair value option. See “Note 1, Summary of Significant Accounting Policies” in our 2024 Form 10-K for additional information on our accounting policies for single-family and multifamily loans that have been restructured. Also see “Note 4, Mortgage Loans” in our 2024 Form 10-K for additional information about our single-family and multifamily loss mitigation options.

Fannie Mae (In conservatorship) First Quarter 2025 Form 10-Q	73

Notes to Condensed Consolidated Financial Statements | Mortgage Loans
Restructurings for Borrowers Experiencing Financial Difficulty
The following tables display the amortized cost of HFI mortgage loans that were restructured, during the periods indicated, presented by portfolio segment and class of financing receivable.

	For the Three Months Ended March 31, 2025
	Payment Delay (Only)
	Forbearance Plan	Payment Deferral	Trial Modification and Repayment Plans	Payment Delay and Term Extension(1)	Payment Delay, Term Extension, Interest Rate Reduction, and Other(1)	Total	Percentage of Total by Financing Class(2)
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$7,211	$3,502	$6,158	$2,611	$136	$19,618	1%
15-year or less, amortizing fixed-rate	254	119	169	4	—	546	*
Adjustable-rate	42	11	21	—	2	76	*
Other	43	32	60	19	8	162	1
Total single-family	7,550	3,664	6,408	2,634	146	20,402	1
Multifamily	612	—	—	—	22	634	*
Total(3)	$8,162	$3,664	$6,408	$2,634	$168	$21,036	1

	For the Three Months Ended March 31, 2024
	Payment Delay (Only)
	Forbearance Plan	Payment Deferral	Trial Modification and Repayment Plans	Payment Delay and Term Extension(1)	Payment Delay, Term Extension and Interest Rate Reduction(1)	Total	Percentage of Total by Financing Class(2)
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$5,504	$3,539	$4,567	$2,223	$32	$15,865	*
15-year or less, amortizing fixed-rate	220	121	153	1	1	496	*
Adjustable-rate	29	18	15	—	1	63	*
Other	33	48	69	28	12	190	1%
Total single-family	5,786	3,726	4,804	2,252	46	16,614	*
Multifamily	5	—	—	—	12	17	*
Total(3)	$5,791	$3,726	$4,804	$2,252	$58	$16,631	*
*    Represents less than 0.5% of total by financing class.
(1)    Represents loans that received a contractual modification.
(2)    Based on the amortized cost basis as of period end, divided by the period-end amortized cost basis of the corresponding class of financing receivable.

Fannie Mae (In conservatorship) First Quarter 2025 Form 10-Q	74

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
The following tables summarize the financial impacts of loan modifications and payment deferrals made to single-family HFI loans presented by class of financing receivable. We discuss the qualitative impacts of forbearance plans, repayment plans, and trial modifications in our 2024 Form 10-K in “Note 4, Mortgage Loans.” As a result, those loss mitigation options are excluded from the table below.

	For the Three Months Ended March 31,
	2025			2024
	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (in Months)	Average Amount Capitalized as a Result of a Payment Delay(1)	Weighted- Average Interest Rate Reduction	Weighted- Average Term Extension (in Months)	Average Amount Capitalized as a Result of a Payment Delay(1)
Loan by class of financing receivable:(2)
20- and 30-year or more, amortizing fixed-rate	0.63%	157	$12,403	1.04%	163	$13,886
15-year or less, amortizing fixed-rate	1.13	65	8,660	1.54	83	13,893
Adjustable-rate	—	—	10,333	2.00	—	13,238
Other	1.00	174	11,647	1.19	172	17,515
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

	For the Three Months Ended March 31, 2025
	Payment Delay as a Result of a Payment Deferral (Only)	Payment Delay and Term Extension	Payment Delay, Term Extension, Interest Rate Reduction and Other	Total
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$1,176	$756	$19	$1,951
15-year or less, amortizing fixed-rate	34	—	—	34
Adjustable-rate	5	—	1	6
Other	13	7	3	23
Total single-family	1,228	763	23	2,014
Multifamily	—	—	—	—
Total loans that subsequently defaulted(1)(2)	$1,228	$763	$23	$2,014

Fannie Mae (In conservatorship) First Quarter 2025 Form 10-Q	75

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

	For the Three Months Ended March 31, 2024
	Payment Delay as a Result of a Payment Deferral (Only)	Payment Delay and Term Extension	Payment Delay, Term Extension and Interest Rate Reduction	Total
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$871	$490	$15	$1,376
15-year or less, amortizing fixed-rate	29	—	—	29
Adjustable-rate	3	—	1	4
Other	14	7	4	25
Total single-family	917	497	20	1,434
Multifamily	—	—	5	5
Total loans that subsequently defaulted(1)(2)	$917	$497	$25	$1,439
(1)    Represents amortized cost as of period end. Excludes loans that liquidated either through foreclosure, deed-in-lieu of foreclosure, or a short sale.
(2)    The substantial majority of loans that received a completed modification or a payment deferral during the three months ended March 31, 2025 did not default during the first quarter of 2025. The substantial majority of loans that received a completed modification or a payment deferral during the three months ended March 31, 2024 did not default during the first quarter of 2024.
The following tables display an aging analysis of HFI mortgage loans that were restructured during the twelve months prior to March 31, 2025 and March 31, 2024, respectively, presented by portfolio segment and class of financing receivable.

	As of March 31, 2025(1)
	30-59 Days Delinquent	60-89 Days Delinquent(2)	Seriously Delinquent	Total Delinquent	Current	Total
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$4,040	$2,889	$13,813	$20,742	$14,107	$34,849
15-year or less, amortizing fixed-rate	101	82	382	565	398	963
Adjustable-rate	13	13	64	90	34	124
Other	49	32	125	206	125	331
Total single-family loans modified	4,203	3,016	14,384	21,603	14,664	36,267
Multifamily	—	N/A	613	613	1,051	1,664
Total loans restructured(3)	$4,203	$3,016	$14,997	$22,216	$15,715	$37,931

Fannie Mae (In conservatorship) First Quarter 2025 Form 10-Q	76

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

	As of March 31, 2024(1)
	30-59 Days Delinquent	60-89 Days Delinquent(2)	Seriously Delinquent	Total Delinquent	Current	Total
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$3,283	$2,080	$11,125	$16,488	$12,856	$29,344
15-year or less, amortizing fixed-rate	97	61	364	522	421	943
Adjustable-rate	9	8	47	64	44	108
Other	55	33	143	231	204	435
Total single-family loans modified	3,444	2,182	11,679	17,305	13,525	30,830
Multifamily	13	N/A	343	356	957	1,313
Total loans restructured(3)	$3,457	$2,182	$12,022	$17,661	$14,482	$32,143
(1)    As of March 31, 2025, the substantial majority of loans that received a completed modification or a payment deferral during the first quarter of 2025 were not delinquent as of March 31, 2025. As of March 31, 2024, the substantial majority of loans that received a completed modification or a payment deferral during the first quarter of 2024 were not delinquent as of March 31, 2024.
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

Fannie Mae (In conservatorship) First Quarter 2025 Form 10-Q	77

Notes to Condensed Consolidated Financial Statements | Mortgage Loans
The table below displays the accrued interest receivable written off through the reversal of interest income for nonaccrual loans.

	For the Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
Accrued interest receivable written off through the reversal of interest income:
Single-family	$103	$82
Multifamily	10	3
The tables below include the amortized cost of and interest income recognized on our HFI single-family and multifamily loans on nonaccrual status by class, excluding loans for which we have elected the fair value option.

	As of		For the Three Months Ended March 31, 2025
	March 31, 2025	December 31, 2024
	Amortized Cost(1)		Total Interest Income Recognized(2)
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$26,335	$25,218	$46
15-year or less, amortizing fixed-rate	771	770	1
Adjustable-rate	122	114	—
Other	463	482	1
Total single-family	27,691	26,584	48
Multifamily	2,702	2,517	4
Total nonaccrual loans	$30,393	$29,101	$52

	As of		For the Three Months Ended March 31, 2024
	March 31, 2024	December 31, 2023
	Amortized Cost(1)		Total Interest Income Recognized(2)
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$22,712	$21,971	$38
15-year or less, amortizing fixed-rate	734	727	1
Adjustable-rate	115	109	—
Other	480	508	1
Total single-family	24,041	23,315	40
Multifamily	1,812	1,890	2
Total nonaccrual loans	$25,853	$25,205	$42
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

Fannie Mae (In conservatorship) First Quarter 2025 Form 10-Q	78

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
The following table displays changes in our allowance for single-family loans, multifamily loans and total allowance for loan losses. The benefit or provision for loan losses excludes provision for accrued interest receivable losses, guaranty loss reserves and credit losses on available-for-sale (“AFS”) debt securities. Cumulatively, these amounts are recognized as “(Provision) benefit for credit losses” in our condensed consolidated statements of operations and comprehensive income.

	For the Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
Single-family allowance for loan losses:
Beginning balance	$(5,319)	$(6,671)
(Provision) benefit for loan losses	(16)	339
Write-offs	189	115
Recoveries	(32)	(58)
Ending balance	$(5,178)	$(6,275)
Multifamily allowance for loan losses:
Beginning balance	$(2,388)	$(2,059)
(Provision) benefit for loan losses	1	(157)
Write-offs	61	133
Recoveries	(28)	(21)
Ending balance	$(2,354)	$(2,104)
Total allowance for loan losses:
Beginning balance	$(7,707)	$(8,730)
(Provision) benefit for loan losses	(15)	182
Write-offs	250	248
Recoveries	(60)	(79)
Ending balance	$(7,532)	$(8,379)
Our (provision) benefit for loan losses can vary substantially from period to period based on a number of factors, such as changes in actual and forecasted home prices or property valuations, fluctuations in actual and forecasted interest rates, borrower payment behavior, events such as natural disasters or pandemics, the type, volume and effectiveness of our loss mitigation activities, including forbearances and loan modifications, the volume of foreclosures completed, and the volume and pricing of loans redesignated from HFI to HFS. Our benefit or provision can also be impacted by updates to the models, assumptions, and data used in determining our allowance for loan losses.
Our single-family provision for loan losses in the first quarter of 2025 reflected the impact of recent economic uncertainty and improvements in actual and forecasted home price growth.
More specifically, the provision from economic uncertainty was offset by a benefit from actual and forecasted home price growth as described below:
•Provision from economic uncertainty. During the first quarter of 2025, the impact of economic uncertainty associated with recent trade and fiscal policies led to market volatility, which increased our estimate for loan losses and resulted in a provision.
•Benefit from actual and forecasted home price growth. During the first quarter of 2025,actual home prices appreciated more than originally projected and our forecast of future home prices also improved. Higher home prices decrease the likelihood that loans will default and reduce the amount of losses on loans that default,

Fannie Mae (In conservatorship) First Quarter 2025 Form 10-Q	79

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
•Provision from changes in loan activity. This includes provision on newly acquired loans and was primarily driven by the credit risk profile of our first quarter 2024 single-family acquisitions, which primarily consisted of purchase loans.
•Provision from actual and projected interest rates. Actual and projected interest rates increased in the first quarter of 2024 compared with our prior forecast. As mortgage rates increase, we expect a decrease in future prepayments on single-family loans. Lower expected prepayments extend the expected life of the loan, which increases our expectation of loan losses.
Our multifamily benefit for loan losses in the first quarter of 2025 was neutral. Our multifamily allowance for loan losses as of March 31, 2025 includes a component related to economic uncertainty, particularly uncertainty related to multifamily property values.
Our multifamily provision for loan losses in the first quarter of 2024 was primarily driven by continued declines in actual and projected multifamily property values, which included provision attributable to property value uncertainty, as well as provision due to increases in actual and projected interest rates compared to our prior forecast. Our forecast of multifamily property value estimated further declines in the near term offset by a long-term improvement.
6.  Investments in Securities
The following table displays our investments in securities.

	As of
	March 31, 2025	December 31, 2024
Trading securities:	(Dollars in millions)
Mortgage-related securities (includes $289 million and $300 million, respectively, related to consolidated trusts)	$1,018	$1,098
Non-mortgage-related securities	77,884	77,630
Total trading securities	78,902	78,728
Available-for-sale securities (amortized cost of $470 million and $487 million, respectively)	445	469
Total investments in securities	$79,347	$79,197

The following table displays information about our net trading gains (losses).

	For the Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
Net trading gains (losses)	$654	$(261)
Net trading gains (losses) recognized in the period related to securities still held at period end	619	(242)

There were no significant gross unrealized gains or losses on our AFS investment portfolio as of March 31, 2025 or December 31, 2024. Additionally, the allowance for credit losses on our AFS investment portfolio was not significant as of March 31, 2025 or 2024.
There were no sales of AFS securities during the first quarter of 2025 or the first quarter of 2024.

Fannie Mae (In conservatorship) First Quarter 2025 Form 10-Q	80

Notes to Condensed Consolidated Financial Statements | Financial Guarantees

7.  Financial Guarantees
We recognize a guaranty obligation for our obligation to stand ready to perform on our guarantees to unconsolidated trusts and other guaranty arrangements. These off-balance sheet guarantees expose us to credit losses primarily relating to the unpaid principal balance of our unconsolidated Fannie Mae MBS and other financial guarantees. As of March 31, 2025, the maximum remaining contractual term of our guarantees is 29 years; however, the actual term of each guaranty may be significantly less than the contractual term based on the prepayment characteristics of the related mortgage loans. We measure our guaranty reserve for estimated credit losses for off-balance sheet exposures over the contractual period for which they are exposed to the credit risk, unless that obligation is unconditionally cancellable by the issuer.
As the guarantor of structured securities backed in whole or in part by Freddie Mac-issued securities, we extend our guaranty to the underlying Freddie Mac securities in our resecuritization trusts. However, Freddie Mac continues to guarantee the payment of principal and interest on the underlying Freddie Mac securities that we have resecuritized. When we began issuing UMBS, we entered into an indemnification agreement under which Freddie Mac agreed to indemnify us for losses caused by its failure to meet its payment or other specified obligations under the trust agreements pursuant to which the underlying resecuritized securities were issued. As a result, and due to the funding commitment available to Freddie Mac through its senior preferred stock purchase agreement with Treasury, we have concluded that the associated credit risk is negligible. Accordingly, we exclude from the following table Freddie Mac securities backing unconsolidated Fannie Mae-issued structured securities of $196.4 billion and $200.1 billion as of March 31, 2025 and December 31, 2024, respectively.
The following table displays our off-balance sheet maximum exposure, guaranty obligation recognized in our condensed consolidated balance sheets and the potential maximum recovery from third parties through available credit enhancements and recourse related to our financial guarantees.

	As of
	March 31, 2025			December 31, 2024
	Maximum Exposure	Guaranty Obligation	Maximum Recovery(1)	Maximum Exposure	Guaranty Obligation	Maximum Recovery(1)
	(Dollars in millions)
Unconsolidated Fannie Mae MBS	$2,434	$14	$2,385	$2,484	$13	$2,432
Other guaranty arrangements(2)	8,710	53	1,915	8,914	56	1,954
Total	$11,144	$67	$4,300	$11,398	$69	$4,386
(1)Recoverability of such credit enhancements and recourse is subject to, among other factors, the ability of our mortgage insurers and the U.S. government, as a financial guarantor, to meet their obligations to us. For information on our mortgage insurers, see “Note 11, Concentrations of Credit Risk.”
(2)Primarily consists of credit enhancements and long-term standby commitments.

Fannie Mae (In conservatorship) First Quarter 2025 Form 10-Q	81

Notes to Condensed Consolidated Financial Statements | Short-Term and Long-Term Debt

8.  Short-Term and Long-Term Debt
Short-Term Debt
The following table displays our outstanding short-term debt (debt with an original contractual maturity of one year or less) and weighted-average interest rates of this debt.

	As of
	March 31, 2025		December 31, 2024
	Outstanding	Weighted- Average Interest Rate(1)	Outstanding	Weighted- Average Interest Rate(1)
	(Dollars in millions)
Short-term debt of Fannie Mae	$11,041	4.08%	$11,188	4.33%
(1)Includes the effects of discounts, premiums and other cost basis adjustments.
Long-Term Debt
Long-term debt represents debt with an original contractual maturity of greater than one year. The following table displays our outstanding long-term debt.

	As of
	March 31, 2025			December 31, 2024
	Maturities	Outstanding(1)	Weighted- Average Interest Rate(2)	Maturities	Outstanding(1)	Weighted- Average Interest Rate(2)
	(Dollars in millions)
Senior fixed:
Benchmark notes and bonds	2025 - 2030	$42,269	2.92%	2025 - 2030	$44,655	2.87%
Medium-term notes(3)	2025 - 2034	42,243	2.40	2025 - 2034	42,208	2.21
Other(4)	2025 - 2038	6,599	3.95	2025 - 2038	6,632	3.98
Total senior fixed		91,111	2.76		93,495	2.66
Senior floating:
Medium-term notes(3)	2026 - 2027	32,435	4.48	2026 - 2027	32,435	4.67
Connecticut Avenue Securities(5)	2025 - 2031	1,968	10.70	2025 - 2031	2,055	10.99
Other(6)	2037	263	7.84	2037	249	8.10
Total senior floating		34,666	4.86		34,739	5.07
Total long-term debt of Fannie Mae(7)		125,777	3.33		128,234	3.30
Debt of consolidated trusts	2025 - 2064	4,091,840	3.04	2025 - 2063	4,088,675	2.96
Total long-term debt		$4,217,617	3.05%		$4,216,909	2.97%
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
(7)Includes unamortized discounts and premiums, fair value adjustments, hedge-related cost basis adjustments, and other cost basis adjustments in a net discount position of $3.2 billion and $3.6 billion as of March 31, 2025 and December 31, 2024, respectively.

Fannie Mae (In conservatorship) First Quarter 2025 Form 10-Q	82

Notes to Condensed Consolidated Financial Statements | Derivative Instruments
9.  Derivative Instruments
Derivative instruments are an integral part of our strategy in managing interest-rate risk. Derivative instruments may be privately-negotiated, bilateral contracts or they may be listed and traded on an exchange. We refer to our derivative transactions made pursuant to bilateral contracts as our over-the-counter (“OTC”) derivative transactions and our derivative transactions accepted for clearing by a derivatives clearing organization as our cleared derivative transactions. We typically do not settle the notional amount of our risk management derivatives; rather, notional amounts provide the basis for calculating actual payments or settlement amounts. The derivative contracts we use for interest-rate risk management purposes consist primarily of interest-rate swaps and interest-rate options. See “Note 9, Derivative Instruments” in our 2024 Form 10-K for additional information on interest-rate risk management.
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

Fannie Mae (In conservatorship) First Quarter 2025 Form 10-Q	83

Notes to Condensed Consolidated Financial Statements | Derivative Instruments
Notional and Fair Value Position of our Derivatives
The following table displays the notional amount and estimated fair value of our asset and liability derivative instruments, including derivative instruments designated as hedges.

	As of March 31, 2025			As of December 31, 2024
	Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
		Asset Derivatives	Liability Derivatives		Asset Derivatives	Liability Derivatives
	(Dollars in millions)
Risk management derivatives designated as hedging instruments:
Swaps:(1)
Pay-fixed	$21,028	$—	$—	$26,704	$—	$—
Receive-fixed	9,401	—	—	10,057	—	—
Total risk management derivatives designated as hedging instruments	30,429	—	—	36,761	—	—
Risk management derivatives not designated as hedging instruments:
Swaps:(1)
Pay-fixed	161,278	—	—	146,628	—	—
Receive-fixed	121,759	142	(1,739)	135,686	71	(2,164)
Basis	250	30	—	250	26	—
Foreign currency	320	—	(70)	310	—	(81)
Swaptions:(1)
Pay-fixed	7,006	254	(19)	7,006	280	(31)
Receive-fixed	5,916	24	(92)	5,916	24	(92)
Futures(1)	70	—	—	86	—	—
Total risk management derivatives not designated as hedging instruments	296,599	450	(1,920)	295,882	401	(2,368)
Netting adjustment(2)	—	(399)	1,893	—	(362)	2,367
Total risk management derivatives portfolio	327,028	51	(27)	332,643	39	(1)
Mortgage commitment derivatives:
Mortgage commitments to purchase whole loans	3,384	7	(1)	2,634	1	(9)
Forward contracts to purchase mortgage-related securities	24,321	43	(5)	31,883	3	(118)
Forward contracts to sell mortgage-related securities	55,283	2	(105)	78,934	108	(10)
Total mortgage commitment derivatives	82,988	52	(111)	113,451	112	(137)
Credit enhancement derivatives	29,581	24	(19)	28,775	28	(16)
Derivatives at fair value	$439,597	$127	$(157)	$474,869	$179	$(154)
(1)Centrally cleared derivatives have no ascribable fair value because the positions are settled daily.
(2)The netting adjustment represents the effect of the legal right to offset under legally enforceable master netting arrangements to settle with the same counterparty on a net basis, including cash collateral posted and received. Cash collateral posted was $1.6 billion and $2.0 billion as of March 31, 2025 and December 31, 2024, respectively. Cash collateral received was $76 million and $3 million as of March 31, 2025 and December 31, 2024, respectively.

Fannie Mae (In conservatorship) First Quarter 2025 Form 10-Q	84

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

	For the Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
Risk management derivatives:
Swaps:
Pay-fixed	$(879)	$1,362
Receive-fixed	1,015	(696)
Basis	12	1
Foreign currency	9	(8)
Swaptions:
Pay-fixed	(14)	23
Receive-fixed	—	(4)
Futures	(1)	1
Net contractual interest income (expense) on interest-rate swaps	(218)	(199)
Total risk management derivatives fair value gains (losses), net	(76)	480
Mortgage commitment derivatives fair value gains (losses), net	(242)	207
Credit enhancement derivatives fair value gains (losses), net	(17)	(15)
Total derivatives fair value gains (losses), net	$(335)	$672
Effect of Fair Value Hedge Accounting
The following table displays the effect of fair value hedge accounting on our condensed consolidated statements of operations and comprehensive income, including gains and losses recognized on fair value hedging relationships.

	For the Three Months Ended March 31,
	2025		2024
	Interest Income: Mortgage Loans	Interest Expense: Long-Term Debt	Interest Income: Mortgage Loans	Interest Expense: Long-Term Debt
	(Dollars in millions)
Total amounts presented in our condensed consolidated statements of operations and comprehensive income	$37,399	$(31,910)	$35,216	$(29,580)

Gains (losses) from fair value hedging relationships:
Mortgage loans HFI and related interest-rate contracts:
Hedged items	$436	$—	$(334)	$—
Discontinued hedge related basis adjustment amortization	16	—	8	—
Derivatives designated as hedging instruments	(441)	—	309	—
Interest accruals on hedging instruments	56	—	66	—
Debt of Fannie Mae and related interest-rate contracts:
Hedged items	—	(212)	—	428
Discontinued hedge-related basis adjustment amortization	—	(226)	—	(206)
Derivatives designated as hedging instruments	—	216	—	(355)
Interest accruals on derivative hedging instruments	—	(23)	—	(167)
Total effect of fair value hedges	$67	$(245)	$49	$(300)

Fannie Mae (In conservatorship) First Quarter 2025 Form 10-Q	85

Notes to Condensed Consolidated Financial Statements | Derivative Instruments
Hedged Items in Fair Value Hedging Relationships
The following table displays the carrying amounts of the hedged items that have been in qualifying fair value hedges recorded in our condensed consolidated balance sheets, including the hedged item’s cumulative basis adjustments and the closed portfolio balances under the portfolio layer method. The hedged item carrying amounts and total basis adjustments include both open and discontinued hedges. The amortized cost and designated UPB consists only of open hedges as of March 31, 2025 and December 31, 2024.

	As of March 31, 2025
	Carrying Amount Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Basis Adjustments Included in the Carrying Amount		Closed Portfolio of Mortgage Loans Under Portfolio Layer Method
		Total Basis Adjustments(1)(2)	Remaining Adjustments - Discontinued Hedge	Total Amortized Cost	Designated UPB
	(Dollars in millions)
Mortgage loans HFI	$1,096,598	$(364)	$(364)	$161,901	$21,033
Debt of Fannie Mae	(45,051)	2,952	2,952	N/A	N/A

	As of December 31, 2024
	Carrying Amount Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Basis Adjustments Included in the Carrying Amount		Closed Portfolio of Mortgage Loans Under Portfolio Layer Method
		Total Basis Adjustments(1)(2)	Remaining Adjustments - Discontinued Hedge	Total Amortized Cost	Designated UPB
	(Dollars in millions)
Mortgage loans HFI	$1,109,445	$(816)	$(816)	$813,536	$26,825
Debt of Fannie Mae	(47,849)	3,390	3,390	N/A	N/A
(1)    No basis adjustment associated with open hedges, as all hedges are designated at the close of business with a one-day term.
(2)    Based on the unamortized balance of the hedge-related cost basis.
Derivative Counterparty Credit Exposure
Our derivative counterparty credit exposure relates principally to interest-rate derivative contracts. We are exposed to the risk that a counterparty in a derivative transaction will default on payments due to us, which may require us to seek a replacement derivative from a different counterparty. This replacement may be at a higher cost, or we may be unable to find a suitable replacement. We manage our derivative counterparty credit exposure relating to our risk management derivative transactions mainly through enforceable master netting arrangements, which allow us to net derivative assets and liabilities with the same counterparty or clearing organization and clearing member. For our OTC derivative transactions, we require counterparties to post collateral, which may include cash, U.S. Treasury securities, agency debt and agency mortgage-related securities. See “Note 12, Netting Arrangements” for information on our rights to offset assets and liabilities as of March 31, 2025 and December 31, 2024.
For certain OTC derivatives, the amount of collateral we pledge to counterparties related to our derivative instruments is determined after considering our credit ratings. Currently, our long-term senior debt is rated AA+ or above by S&P Global Ratings and Moody's Investors Service. If our long-term senior debt credit ratings were downgraded to established thresholds in our OTC derivative contracts, which range from A3/A- to Baa2/BBB or below, we would be required to provide additional collateral to certain counterparties. The aggregate fair value of our OTC derivative instruments with credit-risk-related contingent features that were in a net liability position was $1.0 billion and $1.3 billion, for which we posted collateral of $783 million and $948 million as of March 31, 2025 and December 31, 2024, respectively. If our credit ratings were downgraded to Baa2/BBB or below, the maximum additional collateral we would have been required to post to our counterparties as of March 31, 2025 and December 31, 2024 would have been $579 million and $725 million, respectively.

Fannie Mae (In conservatorship) First Quarter 2025 Form 10-Q	86

Notes to Condensed Consolidated Financial Statements | Segment Reporting

10.  Segment Reporting
We have two reportable business segments, which are based on the type of business activities each perform: Single-Family and Multifamily. Results of our two business segments are intended to reflect each segment as if it were a stand-alone business. Ms. Almodovar, our President and CEO, is the chief operating decision maker (“CODM”) for our two reportable business segments. The CODM uses both net revenues and income before federal income taxes, on a quarterly basis, to assess the financial performance of the segments and for purposes of allocating resources. The accounting policies of our two reportable business segments are the same as those described in “Note 1, Summary of Significant Accounting Policies” in our 2024 Form 10-K. Also see “Note 11, Segment Reporting” in our 2024 Form 10-K for additional information related to our business segments, including basis of organization and other segment activities.
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
The following table displays total assets by segment.

	As of
	March 31, 2025	December 31, 2024
	(Dollars in millions)
Single-Family	$3,822,234	$3,823,840
Multifamily	531,475	525,891
Total assets	$4,353,709	$4,349,731
We operate our business solely in the United States and its territories, and accordingly, we generate no revenue from and have no long-lived assets, other than financial instruments, in geographic locations other than the United States and its territories.

Fannie Mae (In conservatorship) First Quarter 2025 Form 10-Q	87

Notes to Condensed Consolidated Financial Statements | Segment Reporting

The below table displays our segment results.

	For the Three Months Ended March 31,
	2025			2024
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Net interest income(1)	$5,866	$1,135	$7,001	$5,874	$1,149	$7,023
Fee and other income	65	19	84	55	17	72
Net revenues	5,931	1,154	7,085	5,929	1,166	7,095
(Provision) benefit for credit losses(2)	(24)	—	(24)	335	(155)	180
Fair value gains (losses), net(3)	82	41	123	484	(4)	480
Investment gains (losses), net(4)	2	(2)	—	13	9	22
Non-interest expense:
Administrative expenses(5)	(812)	(180)	(992)	(743)	(146)	(889)
Legislative assessments(6)	(920)	(11)	(931)	(920)	(10)	(930)
Credit enhancement expense(7)	(407)	(72)	(479)	(353)	(66)	(419)
Change in expected credit enhancement recoveries(8)	(31)	25	(6)	(42)	105	63
Other income (expense), net(9)	(143)	(49)	(192)	(150)	(19)	(169)
Total non-interest expense	(2,313)	(287)	(2,600)	(2,208)	(136)	(2,344)
Income before federal income taxes	3,678	906	4,584	4,553	880	5,433
Provision for federal income taxes	(760)	(163)	(923)	(946)	(167)	(1,113)
Net income	$2,918	$743	$3,661	$3,607	$713	$4,320
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
(2)(Provision) benefit for credit losses is based on loans underlying the segment’s guaranty book of business.
(3)Single-family fair value gains (losses) primarily consist of fair value gains and losses on risk management and mortgage commitment derivatives, trading securities, fair value option debt, and other financial instruments associated with our single-family guaranty book of business. Multifamily fair value gains (losses) primarily consist of fair value gains and losses on MBS commitment derivatives, trading securities and other financial instruments associated with our multifamily guaranty book of business.
(4)Single-family investment gains (losses) primarily consist of gains and losses on the sale of mortgage assets. Multifamily investment gains (losses) primarily consist of gains and losses on resecuritization activity.
(5)Consists of salaries and employee benefits and professional services, technology and occupancy expenses.
(6)For single-family, consists of the portion of our single-family guaranty fees that is paid to Treasury pursuant to the TCCA, affordable housing allocations and FHFA assessments. For multifamily, consists of the affordable housing allocations and FHFA assessments.
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
(8)Consists of change in benefits recognized from our freestanding credit enhancements, primarily from our CAS and CIRT programs, as well as certain lender risk-sharing arrangements, including our multifamily Delegated Underwriting and Servicing (“DUS®”) program.
(9)Primarily consists of foreclosed property income (expense) and gains (losses) from partnership investments.

Fannie Mae (In conservatorship) First Quarter 2025 Form 10-Q	88

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

	As of
	March 31, 2025			December 31, 2024
	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent
Percentage of single-family conventional guaranty book of business based on UPB	0.84%	0.24%	0.60%	1.00%	0.28%	0.60%
Percentage of single-family conventional loans based on loan count	0.90	0.24	0.56	1.05	0.29	0.56

	As of
	March 31, 2025		December 31, 2024
	Percentage of Single-Family Conventional Guaranty Book of Business Based on UPB	Serious Delinquency Rate	Percentage of Single-Family Conventional Guaranty Book of Business Based on UPB	Serious Delinquency Rate
Estimated mark-to-market LTV ratio:
80.01% to 90%	6%	1.00%	6%	0.97%
90.01% to 100%	3	0.83	3	0.77
Greater than 100%	*	3.26	*	2.82
Geographical distribution:
California	19	0.43	19	0.41
Florida	6	0.96	6	0.96
Illinois	3	0.69	3	0.69
New York	4	0.77	4	0.79
Texas	8	0.69	8	0.73
All other states	60	0.50	60	0.51
*    Represents less than 0.5% of single-family conventional guaranty book of business.
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

Fannie Mae (In conservatorship) First Quarter 2025 Form 10-Q	89

Notes to Condensed Consolidated Financial Statements | Concentrations of Credit Risk
The following tables display the delinquency status and serious delinquency rates for specified loan categories of our multifamily guaranty book of business.

	As of
	March 31, 2025(1)		December 31, 2024(1)
	30 Days Delinquent	Seriously Delinquent(2)	30 Days Delinquent	Seriously Delinquent(2)
Percentage of multifamily guaranty book of business	0.17%	0.63%	0.10%	0.57%

	As of
	March 31, 2025		December 31, 2024
	Percentage of Multifamily Guaranty Book of Business(1)	Serious Delinquency Rate(2)(3)	Percentage of Multifamily Guaranty Book of Business(1)	Serious Delinquency Rate(2)(3)
Original LTV ratio:
Greater than 80%	1%	0.11%	1%	0.12%
Less than or equal to 80%	99	0.63	99	0.58
Current DSCR below 1.0(4)	5	5.38	6	4.94
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
(4)Our estimates of current DSCRs are based on the latest available income information including the related debt service covering a 12-month period, from quarterly and annual statements for these properties.
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

	As of
	March 31, 2025		December 31, 2024
	Risk in Force	Percentage of Single-Family Conventional Guaranty Book of Business	Risk in Force	Percentage of Single-Family Conventional Guaranty Book of Business
	(Dollars in millions)
Mortgage insurance risk in force:
Primary mortgage insurance	$201,699		$202,277
Pool mortgage insurance	52		53
Total mortgage insurance risk in force	$201,751	6%	$202,330	6%

Fannie Mae (In conservatorship) First Quarter 2025 Form 10-Q	90

Notes to Condensed Consolidated Financial Statements | Concentrations of Credit Risk
The table below displays our mortgage insurer counterparties that provided 10% or more of the risk in force mortgage insurance coverage on mortgage loans in our single-family conventional guaranty book of business.

	Percentage of Risk in Force Coverage by Mortgage Insurer
	As of
	March 31, 2025	December 31, 2024
Counterparty:(1)
Mortgage Guaranty Insurance Corp.	19%	19%
Radian Guaranty, Inc.	18	18
Arch Capital Group Ltd.	17	17
Enact Mortgage Insurance Corp.	17	17
Essent Guaranty, Inc.	16	16
National Mortgage Insurance Corp.	13	13
Total	100%	100%
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
When we estimate the credit losses that are inherent in our mortgage loans and under the terms of our guaranty obligations, we also consider the recoveries that we expect to receive from primary mortgage insurance, as mortgage insurance recoveries reduce the severity of the loss associated with defaulted loans if the borrower defaults and title to the property is subsequently transferred. Mortgage insurance does not cover credit losses that result from a reduction in mortgage interest paid by the borrower in connection with a loan modification, forbearance of principal, or forbearance of scheduled loan payments. We evaluate the financial condition of our mortgage insurer counterparties and adjust the contractually due recovery amounts to ensure that expected credit losses as of the balance sheet date are included in our loss reserve estimate. As a result, if our assessment of one or more of our mortgage insurer counterparties’ ability to fulfill their respective obligations to us worsens, it could increase our loss reserves. As of March 31, 2025 and December 31, 2024, our estimated benefit from mortgage insurance, which is based on estimated credit losses as of period end, reduced our loss reserves by $886 million and $1.0 billion, respectively.
As of March 31, 2025 and December 31, 2024, we had outstanding receivables of $476 million and $472 million, respectively, recorded in “Other assets” in our condensed consolidated balance sheets related to amounts claimed on insured, defaulted loans excluding government-insured loans. As of March 31, 2025 and December 31, 2024, we assessed these outstanding receivables for collectability, and established a valuation allowance of $403 million.
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

Fannie Mae (In conservatorship) First Quarter 2025 Form 10-Q	91

Notes to Condensed Consolidated Financial Statements | Concentrations of Credit Risk
Our business with mortgage servicers is concentrated. The table below displays the percentage of our single-family conventional guaranty book of business serviced by our top five depository single-family mortgage servicers and top five non-depository single-family mortgage servicers (i.e., servicers that are not insured depository institutions) based on unpaid principal balance. These concentrations are based on loans for which the servicer is contractually responsible directly to us and exclude loans serviced by the counterparty on behalf of another servicer. On this basis, there were no servicers that serviced 10% or more of our single-family guaranty book of business as of March 31, 2025 or December 31, 2024.

	Percentage of Single-Family Conventional Guaranty Book of Business
	As of
	March 31, 2025	December 31, 2024
Top five depository servicers	21%	21%
Top five non-depository servicers	30	30
Total	51%	51%
As of March 31, 2025 and December 31, 2024, 42% of our single-family conventional guaranty book of business was serviced by depository servicers, and 58% of our single-family conventional guaranty book of business was serviced by non-depository servicers.
The table below displays the percentage of our multifamily guaranty book of business serviced by our top five depository multifamily mortgage servicers and top five non-depository multifamily mortgage servicers. As of March 31, 2025, one servicer serviced 10% or more of our multifamily guaranty book of business, Walker & Dunlop, Inc. As of March 31, 2025 and December 31, 2024, Walker & Dunlop, Inc. serviced 14% of our multifamily guaranty book of business based on unpaid principal balance. Walker & Dunlop, Inc. is a non-depository servicer.

	Percentage of Multifamily Guaranty Book of Business
	As of
	March 31, 2025	December 31, 2024
Top five depository servicers	25%	26%
Top five non-depository servicers	45	44
Total	70%	70%
As of March 31, 2025, 30% of our multifamily guaranty book of business was serviced by depository servicers and 70% of our multifamily guaranty book of business was serviced by non-depository servicers. As of December 31, 2024, 31% of our multifamily guaranty book of business was serviced by depository servicers and 69% of our multifamily guaranty book of business was serviced by non-depository servicers.
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

Fannie Mae (In conservatorship) First Quarter 2025 Form 10-Q	92

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

	As of March 31, 2025
		Gross Amount Offset(1)	Net Amount Presented in our Condensed Consolidated Balance Sheets		Amounts Not Offset in our Condensed Consolidated Balance Sheets
	Gross Amount				Financial Instruments(2)	Collateral(3)	Net Amount
	(Dollars in millions)
Assets:
OTC risk management derivatives	$450	$(407)	$43		$—	$—	$43
Cleared risk management derivatives	—	8	8		—	—	8
Mortgage commitment derivatives	52	—	52		(19)	(1)	32
Total derivative assets	502	(399)	103	(4)	(19)	(1)	83
Securities purchased under agreements to resell(5)	71,494	—	71,494		—	(71,494)	—
Total assets	$71,996	$(399)	$71,597		$(19)	$(71,495)	$83
Liabilities:
OTC risk management derivatives	$(1,920)	$1,920	$—		$—	$—	$—
Cleared risk management derivatives	—	(27)	(27)		—	27	—
Mortgage commitment derivatives	(111)	—	(111)		19	86	(6)
Total liabilities	$(2,031)	$1,893	$(138)	(4)	$19	$113	$(6)

	As of December 31, 2024
		Gross Amount Offset(1)	Net Amount Presented in our Condensed Consolidated Balance Sheets		Amounts Not Offset in our Condensed Consolidated Balance Sheets
	Gross Amount				Financial Instruments(2)	Collateral(3)	Net Amount
	(Dollars in millions)
Assets:
OTC risk management derivatives	$401	$(383)	$18		$—	$—	$18
Cleared risk management derivatives	—	21	21		—	—	21
Mortgage commitment derivatives	112	—	112		(91)	(14)	7
Total derivative assets	513	(362)	151	(4)	(91)	(14)	46
Securities purchased under agreements to resell(5)	56,250	—	56,250		—	(56,250)	—
Total assets	$56,763	$(362)	$56,401		$(91)	$(56,264)	$46
Liabilities:
OTC risk management derivatives	$(2,368)	$2,368	$—		$—	$—	$—
Cleared risk management derivatives	—	(1)	(1)		—	1	—
Mortgage commitment derivatives	(137)	—	(137)		91	9	(37)
Total liabilities	$(2,505)	$2,367	$(138)	(4)	$91	$10	$(37)
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

Fannie Mae (In conservatorship) First Quarter 2025 Form 10-Q	93

Notes to Condensed Consolidated Financial Statements | Netting Arrangements
(3)Represents collateral received that has not been recognized and has not been offset in our condensed consolidated balance sheets, as well as collateral posted that has been recognized but not offset in our condensed consolidated balance sheets. Does not include collateral held or posted in excess of our exposure.
(4)Excludes derivative assets of $24 million and $28 million as of March 31, 2025 and December 31, 2024, respectively, and derivative liabilities of $19 million and $16 million as of March 31, 2025 and December 31, 2024, respectively, recognized in our condensed consolidated balance sheets, that were not subject to enforceable master netting arrangements.
(5)Includes $25.9 billion and $25.4 billion in securities purchased under agreements to resell classified as “Cash and cash equivalents” in our condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024, respectively. Includes $13.8 billion and $14.9 billion in securities purchased under agreements to resell classified as “Restricted cash and cash equivalents” in our condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024, respectively.
Derivative instruments are recorded at fair value and securities purchased under agreements to resell are recorded at amortized cost in our condensed consolidated balance sheets. For a discussion of how we determine our rights to offset the assets and liabilities presented above with the same counterparty, including collateral posted or received, see “Note 15, Netting Arrangements” in our 2024 Form 10-K.
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
•Level 3: Unobservable inputs.
We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. See “Note 16, Fair Value” in our 2024 Form 10-K for information on the valuation control processes and the valuation techniques we use for fair value measurement and disclosure as well as our basis for classifying these measurements as Level 1, Level 2 or Level 3 of the valuation hierarchy in more specific situations. If the inputs used to measure assets or liabilities at fair value change, it may also result in a change in classification between Levels 1, 2, and 3. We made no material changes to the valuation control processes or the valuation techniques for the three months ended March 31, 2025.

Fannie Mae (In conservatorship) First Quarter 2025 Form 10-Q	94

Notes to Condensed Consolidated Financial Statements | Fair Value
Recurring Changes in Fair Value
The following tables display our assets and liabilities measured in our condensed consolidated balance sheets at fair value on a recurring basis subsequent to initial recognition, including instruments for which we have elected the fair value option.

	Fair Value Measurements as of March 31, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Recurring fair value measurements:
Assets:
Trading securities:
Mortgage-related	$—	$992	$26	$—	$1,018
Non-mortgage-related(2)	77,865	19	—	—	77,884
Total trading securities	77,865	1,011	26	—	78,902
Available-for-sale securities:
Agency(3)	—	36	290	—	326
Other mortgage-related	—	4	115	—	119
Total available-for-sale securities	—	40	405	—	445
Mortgage loans	—	4,120	388	—	4,508
Derivative assets	—	472	54	(399)	127
Total assets at fair value	$77,865	$5,643	$873	$(399)	$83,982

Liabilities:
Long-term debt:
Of Fannie Mae	$—	$95	$263	$—	$358
Of consolidated trusts	—	14,876	101	—	14,977
Total long-term debt	—	14,971	364	—	15,335
Derivative liabilities	—	2,031	19	(1,893)	157
Total liabilities at fair value	$—	$17,002	$383	$(1,893)	$15,492

	Fair Value Measurements as of December 31, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Recurring fair value measurements:
Assets:
Trading securities:
Mortgage-related	$—	$1,070	$28	$—	$1,098
Non-mortgage-related(2)	77,610	20	—	—	77,630
Total trading securities	77,610	1,090	28	—	78,728
Available-for-sale securities:
Agency(3)	—	38	301	—	339
Other mortgage-related	—	4	126	—	130
Total available-for-sale securities	—	42	427	—	469
Mortgage loans	—	3,345	399	—	3,744
Derivative assets	—	487	54	(362)	179
Total assets at fair value	$77,610	$4,964	$908	$(362)	$83,120

Liabilities:
Long-term debt:
Of Fannie Mae	$—	$136	$249	$—	$385
Of consolidated trusts	—	13,188	104	—	13,292
Total long-term debt	—	13,324	353	—	13,677
Derivative liabilities	—	2,506	15	(2,367)	154
Total liabilities at fair value	$—	$15,830	$368	$(2,367)	$13,831

Fannie Mae (In conservatorship) First Quarter 2025 Form 10-Q	95

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

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Trading Securities	Available-for-Sale Securities	Mortgage Loans	Net Derivatives	Long-term Debt
	(Dollars in millions)
Balance as of December 31, 2024	$28	$427	$399	$39	$(353)
Purchases	—	—	—	—	—
Sales	—	—	—	—	—
Issuances	—	—	—	—	—
Settlements	—	(19)	(16)	1	4
Net transfers	(3)	—	(2)	—	—
Total gains (losses) realized & unrealized(1)	1	(3)	7	(5)	(15)
Balance as of March 31, 2025	$26	$405	$388	$35	$(364)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Trading Securities	Available-for-Sale Securities	Mortgage Loans	Net Derivatives	Long-term Debt
	(Dollars in millions)
Balance as of December 31, 2023	$26	$514	$477	$77	$(385)
Purchases	—	—	—	—	—
Sales	—	—	(4)	—	—
Issuances	—	—	—	—	—
Settlements	—	(37)	(17)	4	4
Net transfers	3	—	13	—	—
Total gains (losses) realized & unrealized(1)	(1)	10	1	(12)	(6)
Balance as of March 31, 2024	$28	$487	$470	$69	$(387)
(1)We had no significant unrealized gains or losses related to assets and liabilities still held in either “Net income” or “Other comprehensive income (loss)” as of March 31, 2025 or March 31, 2024.
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

	Fair Value Measurements as of March 31, 2025
	Fair Value	Significant Valuation Techniques
	(Dollars in millions)
Recurring fair value measurements:
Trading securities:
Mortgage-related(1)	$26	Primarily Consensus
Available-for-sale securities:
Agency(1)	$290	Discounted Cash Flow, Single Vendor, and Consensus
Other mortgage-related	115	Primarily Discounted Cash Flow, Single Vendor, and Consensus
Total available-for-sale securities	$405
Net derivatives	$35	Dealer Mark and Discounted Cash Flow

Fannie Mae (In conservatorship) First Quarter 2025 Form 10-Q	96

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements as of December 31, 2024
	Fair Value	Significant Valuation Techniques
	(Dollars in millions)
Recurring fair value measurements:
Trading securities:
Mortgage-related(1)	$28	Primarily Consensus
Available-for-sale securities:
Agency(1)	$301	Consensus
Other mortgage-related	126	Primarily Discounted Cash Flow, Single Vendor, and Consensus
Total available-for-sale securities	$427
Net derivatives	$39	Dealer Mark and Discounted Cash Flow
(1)Includes Fannie Mae and Freddie Mac securities.
In our condensed consolidated balance sheets, certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when we evaluate loans for impairment).
The following table displays valuation techniques for our Level 3 assets measured at fair value on a nonrecurring basis.

		Fair Value Measurements as of
	Valuation Techniques	March 31, 2025	December 31, 2024
		(Dollars in millions)
Nonrecurring fair value measurements:
Mortgage loans:(1)
Mortgage loans held for sale, at lower of cost or fair value	Consensus	$112	$113
Single-family mortgage loans held for investment, at amortized cost	Internal Model	165	267
Multifamily mortgage loans held for investment, at amortized cost	Appraisal	109	448
	Broker Price Opinion	390	851
	Internal Model	88	172
Total multifamily mortgage loans held for investment, at amortized cost		587	1,471
Acquired property, net:
Single-family	Accepted Offer and Appraisal	172	74
	Internal Model and Walk Forward	306	294
Total single-family		478	368
Multifamily	Broker Price Opinion	58	278
Total nonrecurring assets at fair value		$1,400	$2,497
(1)When we measure impairment, including recoveries, based on the fair value of the loan or the underlying collateral and impairment is recorded on any component of the mortgage loan, including accrued interest receivable and amounts due from the borrower for advances of taxes and insurance, we present the entire fair value measurement amount with the corresponding mortgage loan.

Fannie Mae (In conservatorship) First Quarter 2025 Form 10-Q	97

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

	As of March 31, 2025
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment	Estimated Fair Value
	(Dollars in millions)
Financial assets:
Cash and cash equivalents, including restricted cash and cash equivalents	$77,797	$38,072	$39,725	$—	$—	$77,797
Securities purchased under agreements to resell	31,769	—	31,769	—	—	31,769
Trading securities	78,902	77,865	1,011	26	—	78,902
Available-for-sale securities	445	—	40	405	—	445
Mortgage loans held for sale	775	—	485	312	—	797
Mortgage loans held for investment, net of allowance for loan losses	4,126,401	—	3,562,659	132,222	—	3,694,881
Advances to lenders	1,848	—	1,848	—	—	1,848
Derivative assets at fair value	127	—	472	54	(399)	127
Guaranty assets	61	—	—	158	—	158
Total financial assets	$4,318,125	$115,937	$3,638,009	$133,177	$(399)	$3,886,724

Financial liabilities:
Short-term debt:
Of Fannie Mae	$11,041	$—	$11,042	$—	$—	$11,042
Long-term debt:
Of Fannie Mae	125,777	—	127,301	592	—	127,893
Of consolidated trusts	4,091,840	—	3,635,604	265	—	3,635,869
Derivative liabilities at fair value	157	—	2,031	19	(1,893)	157
Guaranty obligations	67	—	—	58	—	58
Total financial liabilities	$4,228,882	$—	$3,775,978	$934	$(1,893)	$3,775,019

Fannie Mae (In conservatorship) First Quarter 2025 Form 10-Q	98

Notes to Condensed Consolidated Financial Statements | Fair Value

	As of December 31, 2024
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment	Estimated Fair Value
	(Dollars in millions)
Financial assets:
Cash and cash equivalents, including restricted cash and cash equivalents	$78,811	$38,536	$40,275	$—	$—	$78,811
Securities purchased under agreements to resell	15,975	—	15,975	—	—	15,975
Trading securities	78,728	77,610	1,090	28	—	78,728
Available-for-sale securities	469	—	42	427	—	469
Mortgage loans held for sale	373	—	130	258	—	388
Mortgage loans held for investment, net of allowance for loan losses	4,137,633	—	3,496,803	127,763	—	3,624,566
Advances to lenders	1,825	—	1,825	—	—	1,825
Derivative assets at fair value	179	—	487	54	(362)	179
Guaranty assets	64	—	—	160	—	160
Total financial assets	$4,314,057	$116,146	$3,556,627	$128,690	$(362)	$3,801,101

Financial liabilities:
Short-term debt:
Of Fannie Mae	$11,188	$—	$11,193	$—	$—	$11,193
Long-term debt:
Of Fannie Mae	128,234	—	129,152	567	—	129,719
Of consolidated trusts	4,088,675	—	3,557,237	274	—	3,557,511
Derivative liabilities at fair value	154	—	2,506	15	(2,367)	154
Guaranty obligations	69	—	—	60	—	60
Total financial liabilities	$4,228,320	$—	$3,700,088	$916	$(2,367)	$3,698,637
For a detailed description and classification of our financial instruments, see “Note 16, Fair Value” in our 2024 Form 10-K.
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

Fannie Mae (In conservatorship) First Quarter 2025 Form 10-Q	99

Notes to Condensed Consolidated Financial Statements | Fair Value
The following table displays the fair value and unpaid principal balance of the financial instruments for which we have elected the fair value option.

	As of
	March 31, 2025			December 31, 2024
	Loans(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts	Loans(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts
	(Dollars in millions)
Fair value	$4,508	$358	$14,977	$3,744	$385	$13,292
Unpaid principal balance	4,832	343	15,486	4,079	383	13,766
(1)Includes nonaccrual loans with a fair value of $31 million as of both March 31, 2025 and December 31, 2024. Includes loans that are 90 days or more past due with a fair value of $26 million and $25 million as of March 31, 2025 and December 31, 2024, respectively.
Changes in Fair Value under the Fair Value Option Election
We recorded gains of $125 million for the three months ended March 31, 2025, and losses of $45 million for the three months ended March 31, 2024, from changes in the fair value of loans recorded at fair value in “Fair value gains (losses), net” in our condensed consolidated statements of operations and comprehensive income.
We recorded losses of $311 million for the three months ended March 31, 2025, and gains of $111 million for the three months ended March 31, 2024, from changes in the fair value of long-term debt recorded at fair value in “Fair value gains (losses), net” in our condensed consolidated statements of operations and comprehensive income.
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

Fannie Mae (In conservatorship) First Quarter 2025 Form 10-Q	100

Notes to Condensed Consolidated Financial Statements | Commitments and Contingencies

Plaintiffs in these lawsuits allege that the net worth sweep dividend provisions of the senior preferred stock that were implemented pursuant to the August 2012 amendments nullified certain of the stockholders’ rights and caused them harm. Plaintiffs in the class action represent a class of Fannie Mae preferred stockholders and classes of Freddie Mac common and preferred stockholders. The cases were tried before a jury at a trial that commenced on July 24, 2023. On August 14, 2023, the jury returned a verdict for the plaintiffs and awarded damages of $299.4 million to Fannie Mae preferred stockholders. On October 24, 2023, the court held that these stockholders were entitled to receive prejudgment interest on the damage award. On March 20, 2024, the court entered final judgment and set the amount of prejudgment interest owed by Fannie Mae at $199.7 million. On April 17, 2024, the defendants filed a motion for judgment as a matter of law, which the court denied on March 14, 2025. The defendants filed a notice of appeal on April 11, 2025. On April 25, 2025, plaintiffs filed a notice of cross-appeal challenging several of the court’s pretrial rulings, which they contend prevented them from seeking the full measure of their alleged damages. Until the appeal is resolved and any final judgment amount has been paid, post-judgment interest on the damages and prejudgment interest awards will accrue at a rate of 5.01%, starting on March 20, 2024, to be computed daily and compounded annually. We recognized $495 million in 2023 related to the jury verdict and estimated prejudgment interest through December 31, 2023 in “Other expenses, net.” We recognized an additional $6 million of expense for the three months ended March 31, 2025, and $24 million of expense through December 31, 2024, related to the prejudgment and post-judgment interest.
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

Capital Metrics under the Enterprise Regulatory Capital Framework as of March 31, 2025(1)
(Dollars in billions)
Adjusted total assets	$4,462
Risk-weighted assets	1,333

	Amounts			Ratios
	Available Capital (Deficit)(2)	Minimum Capital Requirement	Total Capital Requirement (including Buffers)(3)	Available Capital (Deficit) Ratio	Minimum Capital Ratio Requirement	Total Capital Requirement Ratio (including Buffers)
Risk-based capital:
Total capital (statutory)	$(15)	$107	$107	(1.1)%	8.0%	8.0%
Common equity tier 1 capital	(52)	60	140	(3.9)	4.5	10.5
Tier 1 capital	(33)	80	160	(2.5)	6.0	12.0
Adjusted total capital	(33)	107	187	(2.5)	8.0	14.0
Leverage capital:
Core capital (statutory)	(23)	112	112	(0.5)	2.5	2.5
Tier 1 capital	(33)	112	135	(0.7)	2.5	3.0

Fannie Mae (In conservatorship) First Quarter 2025 Form 10-Q	101

Notes to Condensed Consolidated Financial Statements | Regulatory Capital Requirements

Capital Metrics under the Enterprise Regulatory Capital Framework as of December 31, 2024(1)
(Dollars in billions)
Adjusted total assets	$4,460
Risk-weighted assets	1,364

	Amounts			Ratios
	Available Capital (Deficit)(2)	Minimum Capital Requirement	Total Capital Requirement (including Buffers)(3)	Available Capital (Deficit) Ratio	Minimum Capital Ratio Requirement	Total Capital Requirement Ratio (including Buffers)
Risk-based capital:
Total capital (statutory)	$(18)	$109	$109	(1.3)%	8.0%	8.0%
Common equity tier 1 capital	(56)	61	142	(4.1)	4.5	10.4
Tier 1 capital	(37)	82	163	(2.7)	6.0	11.9
Adjusted total capital	(37)	109	190	(2.7)	8.0	13.9
Leverage capital:
Core capital (statutory)	(26)	111	111	(0.6)	2.5	2.5
Tier 1 capital	(37)	111	135	(0.8)	2.5	3.0
(1)Ratios are calculated as a percentage of risk-weighted assets for risk-based capital metrics and as a percentage of adjusted total assets for leverage capital metrics.
(2)Available capital deficit for all line items excludes the stated value of the senior preferred stock ($120.8 billion).
(3)Prescribed capital conservation buffer amount, or PCCBA, for risk-based capital and prescribed leverage buffer amount, or PLBA, for leverage capital.

Fannie Mae (In conservatorship) First Quarter 2025 Form 10-Q	102

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
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures in effect as of March 31, 2025, the end of the period covered by this report. As a result of management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of March 31, 2025, or as of the date of filing this report.
Our disclosure controls and procedures were not effective as of March 31, 2025, or as of the date of filing this report because they did not adequately ensure the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws. As a result, we were not able to rely upon the disclosure controls and procedures that were in place as of March 31, 2025, or as of the date of this filing, and we continue to have a material weakness in our internal control over financial reporting. This material weakness is described in more detail below under “Description of Material Weakness.” Based on discussions with FHFA and the structural nature of this material weakness, we do not expect to remediate this material weakness while we are under conservatorship.
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
Management has determined that we continued to have the following material weakness as of March 31, 2025, and as of the date of filing this report:
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

Fannie Mae First Quarter 2025 Form 10-Q	103

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
Due to these circumstances, we have not been able to update our disclosure controls and procedures in a manner that adequately ensures the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws, including disclosures affecting our condensed consolidated financial statements. As a result, we did not maintain effective controls and procedures designed to ensure complete and accurate disclosure as required by GAAP as of March 31, 2025, or as of the date of filing this report. Based on discussions with FHFA and the structural nature of this weakness, we do not expect to remediate this material weakness while we are under conservatorship.
Mitigating Actions Related to Material Weakness
We and FHFA have engaged in the following practices intended to permit accumulation and communication to management of information needed to meet our disclosure obligations under the federal securities laws:
•FHFA has established a process to facilitate operation of the company under the oversight of the conservator.
•We have provided drafts of our SEC filings to FHFA personnel for their review and comment prior to filing. We also have provided drafts of external press releases, statements, and speeches to FHFA personnel for their review and comment prior to release.
•FHFA personnel, including senior officials, have reviewed our SEC filings prior to filing, including this quarterly report on Form 10-Q for the quarter ended March 31, 2025 (“First Quarter 2025 Form 10-Q”), and engaged in discussions regarding issues associated with the information contained in those filings. Prior to filing our First Quarter 2025 Form 10-Q, FHFA provided Fannie Mae management with written acknowledgment that it had reviewed the First Quarter 2025 Form 10-Q, and it was not aware of any material misstatements or omissions in the First Quarter 2025 Form 10-Q and had no objection to our filing the First Quarter 2025 Form 10-Q.
•Our senior management meets regularly with senior leadership at FHFA. In addition, the FHFA Director serves as Chairman of our Board of Directors.
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
Changes in Internal Control Over Financial Reporting
Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting from January 1, 2025 through March 31, 2025 that management believes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
In the ordinary course of business, we review our system of internal control over financial reporting and make changes that we believe will improve these controls and increase efficiency, while continuing to ensure that we maintain effective internal controls. Changes may include implementing new, more efficient systems, automating manual processes, changes in personnel performing controls, and updating existing systems.

Fannie Mae First Quarter 2025 Form 10-Q	104

Other Information

PART II—OTHER INFORMATION
Item 1.  Legal Proceedings
The information in this item supplements and updates information regarding certain legal proceedings set forth in “Legal Proceedings” in our 2024 Form 10-K. We also provide information regarding material legal proceedings in “Note 14, Commitments and Contingencies,” which is incorporated herein by reference. In addition to the matters specifically described or incorporated by reference in this item, we are involved in legal and regulatory proceedings that arise in the ordinary course of business that we do not expect will have a material impact on our business or financial condition. However, litigation claims and proceedings of all types are subject to many factors and their outcome and effect on our business and financial condition generally cannot be predicted accurately.
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
Senior Preferred Stock Purchase Agreements Litigation
Since June 2013, preferred and common stockholders of Fannie Mae and Freddie Mac filed lawsuits in multiple federal courts against one or more of the United States, Treasury and FHFA, challenging actions taken by the defendants relating to the Fannie Mae and Freddie Mac senior preferred stock purchase agreements and the conservatorships of Fannie Mae and Freddie Mac. Some of these lawsuits also contain claims against Fannie Mae and Freddie Mac. The legal claims being advanced by one or more of these lawsuits include challenges to the net worth sweep dividend provisions of the senior preferred stock that were implemented pursuant to August 2012 amendments to the agreements, the payment of dividends to Treasury under the net worth sweep dividend provisions, and FHFA’s decision to require Fannie Mae and Freddie Mac to draw funds from Treasury to pay dividends to Treasury prior to the August 2012 amendments. The plaintiffs seek various forms of equitable and injunctive relief as well as damages. The cases that remain pending after December 31, 2025 are as follows:
District of Columbia (In re Fannie Mae/Freddie Mac Senior Preferred Stock Purchase Agreement Class Action Litigations and Fairholme Funds v. FHFA). Fannie Mae is a defendant in two cases filed in the U.S. District Court for the District of Columbia, including a consolidated class action. The cases were consolidated for trial, and on August 14, 2023, the jury returned a verdict for the plaintiffs and awarded damages of $299.4 million to Fannie Mae preferred stockholders. On March 20, 2024, the court entered final judgment and set the amount of prejudgment interest owed by Fannie Mae at $199.7 million. Defendants filed a notice of appeal on April 11, 2025, and plaintiffs filed a notice of cross-appeal on April 25, 2025. See “Note 14, Commitments and Contingencies” for additional information.
Western District of Michigan (Rop et al. v. FHFA et al.). On June 1, 2017, preferred and common stockholders of Fannie Mae and Freddie Mac filed a complaint for declaratory and injunctive relief against FHFA and Treasury in the U.S. District Court for the Western District of Michigan. FHFA and Treasury moved to dismiss the case on September 8, 2017, and plaintiffs filed a motion for summary judgment on October 6, 2017. On September 8, 2020, the court denied plaintiffs’ motion for summary judgment and granted defendants’ motion to dismiss. On October 4, 2022, the U.S. Court of Appeals for the Sixth Circuit reversed the dismissal and remanded the case to the district court to determine whether the stockholders suffered compensable harm. On February 2, 2023, plaintiffs filed a petition with the Supreme Court seeking review of the Sixth Circuit’s decision, which the Supreme Court denied on June 12, 2023. On August 11, 2023, plaintiffs submitted a motion for leave to file an amended complaint in the district court, which the court denied on December 11, 2024. On March 27, 2025, FHFA filed a motion for judgment on the pleadings. Treasury likewise filed a motion for judgment on the pleadings on March 28, 2025. On April 1, 2025, plaintiffs filed a motion for leave to amend their complaint.
Eastern District of Pennsylvania (Wazee Street Opportunities Fund IV L.P. et al. v. FHFA et al.). On August 16, 2018, common stockholders of Fannie Mae and Freddie Mac filed a complaint for declaratory and injunctive relief against FHFA and Treasury in the U.S. District Court for the Eastern District of Pennsylvania. FHFA and Treasury moved to dismiss the case on November 16, 2018, and plaintiffs filed a motion for summary judgment on December 21, 2018. On July 1, 2024, plaintiffs filed a motion for leave to amend their complaint. On April 14, 2025, the court denied plaintiffs’ motion and issued an order for plaintiffs to show cause for why the matter should not be dismissed.
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

Fannie Mae First Quarter 2025 Form 10-Q	105

Other Information

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
Item 1A.  Risk Factors
In addition to the information in this report, you should carefully consider the risks relating to our business that we identify in “Risk Factors” in our 2024 Form 10-K. Also refer to “MD&A—Risk Management,” “MD&A—Single-Family Business” and “MD&A—Multifamily Business” in our 2024 Form 10-K and in this report for more detailed descriptions of the primary risks to our business and how we seek to manage those risks.
The risks we face could materially adversely affect our business, results of operations, financial condition, liquidity and net worth, and could cause our actual results to differ materially from our past results or the results contemplated by any forward-looking statements we make. We believe the risks described in the sections of this report and our 2024 Form 10-K referenced above are the most significant we face; however, these are not the only risks we face. We face additional risks and uncertainties not currently known to us or that we currently believe are immaterial.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Common Stock
Our common stock is traded in the over-the-counter market and quoted on the OTCQB, operated by OTC Markets Group Inc., under the ticker symbol “FNMA.”
Recent Sales of Unregistered Equity Securities
Under the terms of our senior preferred stock purchase agreement with Treasury, we are prohibited from selling or issuing our equity interests without the prior written consent of Treasury except under limited circumstances, which are described in “Business—Conservatorship and Treasury Agreements—Treasury Agreements—Covenants” in our 2024 Form 10-K. During the quarter ended March 31, 2025, we did not sell any equity securities.
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
We are providing our website address solely for your information. Information appearing on our website is not incorporated into this report.
Our Purchases of Equity Securities
We did not repurchase any of our equity securities during the first quarter of 2025.

Fannie Mae First Quarter 2025 Form 10-Q	106

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
Restrictions Under Senior Preferred Stock Purchase Agreement and Senior Preferred Stock. The senior preferred stock purchase agreement prohibits us from declaring or paying any dividends on Fannie Mae equity securities (other than the senior preferred stock) without the prior written consent of Treasury. In addition, the provisions of the senior preferred stock provide for dividends each quarter through and including the capital reserve end date in the amount, if any, by which our net worth as of the end of the immediately preceding fiscal quarter exceeds an applicable capital reserve amount. The applicable capital reserve amount is the amount of adjusted total capital necessary for us to meet the capital requirements and buffers set forth in the enterprise regulatory capital framework. The capital reserve end date is defined as the last day of the second consecutive fiscal quarter during which we have had and maintained capital equal to, or in excess of, all of the capital requirements and buffers under the enterprise regulatory capital framework. After the capital reserve end date, the amount of quarterly dividends to Treasury will be equal to the lesser of any quarterly increase in our net worth and a 10% annual rate on the then-current liquidation preference of the senior preferred stock. As a result, our ability to retain earnings in excess of the capital requirements and buffers set forth in the enterprise regulatory capital framework will be limited. For more information on the terms of the senior preferred stock purchase agreement and senior preferred stock, see “Business—Conservatorship and Treasury Agreements” in our 2024 Form 10-K.
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
Restrictions Under Enterprise Regulatory Capital Framework. The enterprise regulatory capital framework rule establishes capital planning and prior notice and approval requirements for capital distributions. In addition, while not currently applicable, our payment of dividends and capital distributions will be subject to the following restrictions under the enterprise regulatory capital framework effective on the date of termination of our conservatorship:
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

Fannie Mae First Quarter 2025 Form 10-Q	107

Other Information

Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
None.
Item 5.  Other Information
Trading Arrangements
During the quarter ended March 31, 2025, no Fannie Mae director or officer (as that term is defined by the SEC in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement for transactions in Fannie Mae securities.
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

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101. INS	Inline XBRL Instance Document* - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101. SCH	Inline XBRL Taxonomy Extension Schema*
101. CAL	Inline XBRL Taxonomy Extension Calculation*
101. DEF	Inline XBRL Taxonomy Extension Definition*
101. LAB	Inline XBRL Taxonomy Extension Label*
101. PRE	Inline XBRL Taxonomy Extension Presentation*
104	Cover Page Interactive Data File* (embedded within the Inline XBRL document)
*    The financial information contained in these Inline XBRL documents is unaudited.

Fannie Mae First Quarter 2025 Form 10-Q	108

Signatures

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal National Mortgage Association

By:	/s/ Priscilla Almodovar
Priscilla Almodovar President and Chief Executive Officer
Date: April 30, 2025

By:	/s/ Chryssa C. Halley
Chryssa C. Halley Executive Vice President and Chief Financial Officer
Date: April 30, 2025

Fannie Mae First Quarter 2025 Form 10-Q	109