Form 10-Q
period 2025-06-30
FEDERAL NATIONAL MORTGAGE ASSOCIATION FANNIE MAE
filed 2025-07-30
CIK 310522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☑
As of July 11, 2025, there were 1,158,087,567 shares of common stock of the registrant outstanding.

Fannie Mae Second Quarter 2025 Form 10-Q	i

Fannie Mae Second Quarter 2025 Form 10-Q	ii

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
This report includes forward-looking statements based on management’s current expectations that are subject to significant uncertainties. Future events and our results may differ materially from those reflected in our forward-looking statements due to a variety of factors, including those discussed in “Forward-Looking Statements” and elsewhere in this report and in “Risk Factors” and elsewhere in our 2024 Form 10-K.
About Fannie Mae

Fannie Mae is a leading source of financing for residential mortgages in the United States. We provided $177.5 billion in liquidity to the mortgage market in the first half of 2025, which enabled the financing of approximately 668,000 home purchases, refinancings, and rental units.
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
We support both single-family and multifamily housing. Our Single-Family business provides financing for properties that have four or fewer residential units. Our Multifamily business provides financing for residential buildings with five or more units. As of March 31, 2025 (the latest date for which information is available), Fannie Mae owned or guaranteed an estimated 25% of single-family mortgage debt outstanding and an estimated 21% of multifamily mortgage debt outstanding in the United States.
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

Fannie Mae Second Quarter 2025 Form 10-Q	1

MD&A | Financial Results Summary
Financial Results Summary

Please read this summary together with our MD&A, our condensed consolidated financial statements as of June 30, 2025 and the accompanying notes.
Overview of Financial Results

Net Revenues and Net Income
(Dollars in billions)
$7.3
$4.5
$7.2
$3.3
$14.4
$8.8
$14.3
$7.0
Q2 2024
Q2 2025
First Half 2024
First Half 2025
Net revenues
Net income

Summary of Financial Results
Quarterly Results
•Net revenues of $7.2 billion in the second quarter of 2025 decreased by $95 million compared with the second quarter of 2024. Net revenues consist of net interest income and fee and other income.
•Provision for credit losses was $946 million in the second quarter of 2025, which consists of a $737 million single-family provision for credit losses and a $209 million multifamily provision for credit losses. Our single-family provision for credit losses was primarily driven by lower actual and projected home price growth. Our multifamily provision for credit losses was primarily driven by declines in actual and estimated near-term projected multifamily property values as well as new delinquencies during the second quarter.
•Net income of $3.3 billion in the second quarter of 2025 decreased by $1.2 billion compared with the second quarter of 2024, primarily driven by a $1.2 billion shift from a benefit for credit losses to a provision for credit losses.
Year-to-Date Results
•Net revenues of $14.3 billion in the first half of 2025 decreased by $105 million compared with the first half of 2024.
•Provision for credit losses was $970 million in the first half of 2025, which consists of a $761 million single-family provision for credit losses and a $209 million multifamily provision for credit losses. Our single-family and multifamily provisions for credit losses for the first half of the year were driven by the same factors that drove our second quarter 2025 single-family and multifamily provisions described above.
•Net income of $7.0 billion in the first half of 2025 decreased by $1.8 billion compared with the first half of 2024, primarily driven by a $1.5 billion shift from a benefit for credit losses to a provision for credit losses and a $593 million decrease in fair value gains.
•Net worth increased by $7.0 billion in the first half of 2025 to $101.6 billion as of June 30, 2025. The increase is attributable to $7.0 billion of comprehensive income for the first half of 2025.
For more information on the drivers of our financial results, see “Consolidated Results of Operations.”

Fannie Mae Second Quarter 2025 Form 10-Q	2

MD&A | Legislation and Regulation
Legislation and Regulation

This section updates and supplements information regarding legislative, regulatory, conservatorship and other related matters affecting our business set forth in “Business—Conservatorship and Treasury Agreements” and “Business—Legislation and Regulation” in our 2024 Form 10-K, as well as in “MD&A—Legislation and Regulation” in our Form 10-Q for the quarter ended March 31, 2025 (“First Quarter 2025 Form 10-Q”). Also see “Risk Factors” in our 2024 Form 10-K for discussions of risks relating to legislative and regulatory matters.
Administration Comments Regarding Our Future
In recent months, the Administration has made public comments suggesting it is considering various options for the future of Fannie Mae and Freddie Mac. We cannot predict the likelihood, timing or nature of administrative or legislative actions relating to our future. See “Risk Factors—GSE and Conservatorship Risk” in our 2024 Form 10-K for a discussion of risks relating to our uncertain future.
Key Market Economic Indicators

In “MD&A—Key Market Economic Indicators” in our 2024 Form 10-K, we discuss how varying macroeconomic conditions can influence our financial results across different business and economic environments, and we provide forecasts and expectations with respect to some of these macroeconomic conditions. Below we provide an update to these forecasts and expectations, as well as updates to certain macroeconomic information. Our forecasts and expectations are based on many assumptions, subject to many uncertainties and may change, perhaps substantially, from our current forecasts and expectations. See “Risk Factors” in our 2024 Form 10-K and “Forward-Looking Statements” in this report for a discussion of factors that could cause actual results to differ materially from our current forecasts and expectations.
Market Interest Rates
Selected Market Interest Rates
(1)Refers to the U.S. weekly average fixed-rate mortgage rate according to Freddie Mac’s Primary Mortgage Market Survey®. These rates are reported using the latest available data for a given period.
(2)According to Bloomberg.
(3)Refers to the daily rate per the Federal Reserve Bank of New York.
The U.S. weekly average 30-year fixed-rate mortgage rate increased to 6.77% at the end of the second quarter of 2025, compared to 6.65% at the end of the first quarter of 2025, but decreased from 6.85% at the end of the fourth quarter of 2024.

Fannie Mae Second Quarter 2025 Form 10-Q	3

MD&A | Key Market Economic Indicators
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
Home prices on a national basis grew by an estimated 3.6% in the first half of 2025. We expect home price growth of 2.8% on a national basis for the full year of 2025. We also expect regional variation in the timing and rate of home price changes.
Economic Activity
GDP and Unemployment Rate
(1)Real GDP growth (decline) is based on the quarterly series calculated by the Bureau of Economic Analysis and is subject to revision.
(2)According to the U.S. Bureau of Labor Statistics and subject to revision.
U.S. gross domestic product ("GDP") declined by 0.5% in the first quarter of 2025. Bureau of Economic Analysis GDP data for the second quarter of 2025 was not available at the time of filing this report. Despite the decline in GDP in the first quarter of 2025, we expect GDP will grow for the full year of 2025, but at a slower pace than in 2024. The unemployment rate decreased to 4.1% in the second quarter of 2025, compared with 4.2% in the first quarter of 2025. We expect the unemployment rate to increase modestly by the end of 2025.
The impact of trade, fiscal, regulatory and immigration policies is uncertain and could materially impact our outlook for interest rates, home price growth and economic growth. See “Risk Factors—Market and Industry Risk” and “Risk Factors—Credit Risk” in our 2024 Form 10-K for further discussion of risks to our business and financial results associated with these factors.

Fannie Mae Second Quarter 2025 Form 10-Q	4

MD&A | Consolidated Results of Operations
Consolidated Results of Operations

This section discusses our condensed consolidated results of operations and should be read together with our condensed consolidated financial statements and the accompanying notes.

Summary of Condensed Consolidated Results of Operations
	For the Three Months Ended June 30,			For the Six Months Ended June 30,

	2025	2024	Variance	2025	2024	Variance
	(Dollars in millions)
Net interest income(1)	$7,155	$7,268	$(113)	$14,156	$14,291	$(135)
Fee and other income	86	68	18	170	140	30
Net revenues	7,241	7,336	(95)	14,326	14,431	(105)
(Provision) benefit for credit losses	(946)	300	(1,246)	(970)	480	(1,450)
Fair value gains (losses), net	211	447	(236)	334	927	(593)
Investment gains (losses), net	(8)	(62)	54	(8)	(40)	32
Non-interest expense:
Administrative expenses(2)	(847)	(899)	52	(1,839)	(1,788)	(51)
Legislative assessments(3)	(939)	(939)	—	(1,870)	(1,869)	(1)
Credit enhancement expense(4)	(400)	(405)	5	(879)	(824)	(55)
Other income (expense), net(5)	(158)	(174)	16	(356)	(280)	(76)
Total non-interest expense	(2,344)	(2,417)	73	(4,944)	(4,761)	(183)
Income before federal income taxes	4,154	5,604	(1,450)	8,738	11,037	(2,299)
Provision for federal income taxes	(837)	(1,120)	283	(1,760)	(2,233)	473
Net income	$3,317	$4,484	$(1,167)	$6,978	$8,804	$(1,826)
Total comprehensive income	$3,324	$4,477	$(1,153)	$6,979	$8,801	$(1,822)
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

Fannie Mae Second Quarter 2025 Form 10-Q	5

MD&A | Consolidated Results of Operations
Components of Net Interest Income
The table below displays the components of our net interest income from our guaranty book of business, from our portfolios, as well as from hedge accounting.

Components of Net Interest Income
	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2025	2024	Variance	2025	2024	Variance
	(Dollars in millions)
Net interest income from guaranty book of business:
Base guaranty fee income excluding TCCA	$4,229	$4,108	$121	$8,431	$8,198	$233
Base guaranty fee income related to TCCA	856	859	(3)	1,715	1,719	(4)
Net deferred guaranty fee income	806	867	(61)	1,602	1,644	(42)
Total net interest income from guaranty book of business	5,891	5,834	57	11,748	11,561	187
Net interest income from portfolios(1)	1,431	1,646	(215)	2,753	3,193	(440)
Income (expense) from hedge accounting(2)	(167)	(212)	45	(345)	(463)	118
Total net interest income	$7,155	$7,268	$(113)	$14,156	$14,291	$(135)
(1)Includes interest income from assets held in our retained mortgage portfolio and our corporate liquidity portfolio, as well as other assets used to support lender liquidity. Also includes interest expense on our funding debt, including outstanding CAS debt.
(2)For more information about our hedge accounting program, see “Note 9, Derivative Instruments.”
Net interest income decreased by $113 million in the second quarter of 2025 compared with the second quarter of 2024, and by $135 million in the first half of 2025 compared with the first half of 2024, primarily driven by lower net interest income from portfolios, partially offset by higher base guaranty fee income.
•Lower net interest income from portfolios. Lower net interest income from portfolios in the second quarter and first half of 2025 compared with the second quarter and first half of 2024 was primarily driven by higher average rates on our long-term funding debt as we issued debt in a higher-interest rate environment relative to maturing long-term debt.
•Higher base guaranty fee income. Higher base guaranty fee income in the second quarter and first half of 2025 compared with the second quarter and first half of 2024 was primarily driven by higher average guaranty fees on recent single-family acquisitions.

Fannie Mae Second Quarter 2025 Form 10-Q	6

MD&A | Consolidated Results of Operations
Analysis of Unamortized Deferred Guaranty Fees
The following charts present information about the interest rates of the loans in our single-family conventional guaranty book of business as well as information about our deferred guaranty fees.
As shown in the chart below (on the left), most of our single-family conventional guaranty book of business as of June 30, 2025 had an interest rate lower than the U.S. weekly average 30-year fixed-rate mortgage rate. Per Freddie Mac’s Primary Mortgage Market Survey®, as of June 26, 2025, the U.S. weekly average interest rate for a single-family 30-year fixed-rate mortgage was 6.77%. Accordingly, even if interest rates decline meaningfully, most of the borrowers whose mortgage loans are in our single-family conventional guaranty book of business still would not be incentivized to refinance.
The other chart below (on the right) presents guaranty fees that will be amortized into deferred guaranty fee income in future periods, which we refer to as “unamortized deferred guaranty fees,” as described in “MD&A—Consolidated Results of Operations—Net Interest Income—Analysis of Unamortized Deferred Guaranty Fees” in our 2024 Form 10-K.

Interest Rates of Single-Family Conventional Guaranty Book of Business Compared with the U.S. Weekly Average 30-Year Fixed-Rate Mortgage Rate	Unamortized Deferred Guaranty Fees
As of June 30, 2025	(Dollars in billions)

≥7%
5%
6.77%
6% to <7%
13%
5% to <6%
8%
4% to <5%
13%
3% to <4%
33%
<3%
28%
0%
10%
20%
30%
40%
50%

—	Represents the U.S. weekly average 30-year fixed-rate mortgage rate as of June 26, 2025, according to Freddie Mac’s Primary Mortgage Market Survey®, the last published rate for the quarter ending June 30, 2025.	—	Represents the net unamortized cost basis adjustment balance that will be amortized and recognized through deferred guaranty fee income over the remaining contractual life of the mortgage loans or debt.

—	Represents the percentage of single-family conventional guaranty book of business by select interest rate band based on the current interest rate of the mortgage loans.
The amount of deferred guaranty fee income we record can vary and is primarily impacted by: (1) the amount of upfront fees we charge on single-family mortgage loans, (2) changes in interest rates, which affect the premiums and discounts we record on newly acquired mortgage loans and newly created debt of consolidated trusts, and (3) the amount by which premiums and discounts on existing loans and debt of consolidated trust are different compared to newly acquired loans and debt. The balance of our unamortized deferred guaranty fees decreased as of June 30, 2025, compared with December 31, 2024, largely as a result of amortization of existing upfront fees on single-family loans and premiums of existing MBS debt. In addition, interest-rate-driven pricing changes in the first half of 2025 resulted in fewer premiums on newly issued MBS debt relative to MBS debt that amortized, which further reduced the balance of unamortized deferred guaranty fees.

Fannie Mae Second Quarter 2025 Form 10-Q	7

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

Analysis of Net Interest Income and Yield(1)
	For the Three Months Ended June 30,
	2025			2024
	Average Balance	Interest Income/ (Expense)	Average Rates Earned/Paid	Average Balance	Interest Income/ (Expense)	Average Rates Earned/Paid
	(Dollars in millions)
Interest-earning assets:
Cash and cash equivalents(2)	$49,997	$553	4.42%	$46,802	$633	5.41%
Securities purchased under agreements to resell	44,943	499	4.44	50,898	693	5.45
Investments in securities(3)	81,558	617	3.03	51,974	282	2.17
Mortgage loans:
Mortgage loans of Fannie Mae	51,709	542	4.19	50,041	568	4.54
Mortgage loans of consolidated trusts	4,079,998	37,151	3.64	4,086,295	35,049	3.43
Total mortgage loans(4)	4,131,707	37,693	3.65	4,136,336	35,617	3.44
Advances to lenders	3,420	49	5.73	2,962	50	6.75
Total interest-earning assets	$4,311,625	$39,411	3.66%	$4,288,972	$37,275	3.48%
Interest-bearing liabilities:
Short-term funding debt	$9,735	$(103)	4.23%	$9,996	$(130)	5.20%
Long-term funding debt	120,926	(1,241)	4.10	101,671	(921)	3.62
CAS debt	1,853	(50)	10.79	2,431	(69)	11.35
Total debt of Fannie Mae	132,514	(1,394)	4.21	114,098	(1,120)	3.93
Debt securities of consolidated trusts held by third parties	4,068,546	(30,862)	3.03	4,083,048	(28,887)	2.83
Total interest-bearing liabilities	$4,201,060	$(32,256)	3.07%	$4,197,146	$(30,007)	2.86%
Net interest income/net interest yield		$7,155	0.66%		$7,268	0.68%

Fannie Mae Second Quarter 2025 Form 10-Q	8

MD&A | Consolidated Results of Operations

	For the Six Months Ended June 30,
	2025			2024
	Average Balance	Interest Income/ (Expense)	Average Rates Earned/Paid	Average Balance	Interest Income/ (Expense)	Average Rates Earned/Paid
	(Dollars in millions)
Interest-earning assets:
Cash and cash equivalents(2)	$49,768	$1,093	4.39%	$46,408	$1,254	5.40%
Securities purchased under agreements to resell	43,134	956	4.43	48,240	1,315	5.45
Investments in securities(3)	81,530	1,204	2.95	52,930	582	2.20
Mortgage loans:
Mortgage loans of Fannie Mae	50,940	1,041	4.09	50,396	1,135	4.50
Mortgage loans of consolidated trusts	4,087,198	74,051	3.62	4,089,520	69,698	3.41
Total mortgage loans(4)	4,138,138	75,092	3.63	4,139,916	70,833	3.42
Advances to lenders	2,901	82	5.65	2,658	89	6.70
Total interest-earning assets	$4,315,471	$78,427	3.63%	$4,290,152	$74,073	3.45%
Interest-bearing liabilities:
Short-term funding debt	$9,786	$(208)	4.25%	$12,496	$(325)	5.20%
Long-term funding debt	122,113	(2,479)	4.06	102,213	(1,840)	3.60
CAS debt	1,935	(104)	10.75	2,536	(143)	11.28
Total debt of Fannie Mae	133,834	(2,791)	4.17	117,245	(2,308)	3.94
Debt securities of consolidated trusts held by third parties	4,074,700	(61,480)	3.02	4,085,866	(57,474)	2.81
Total interest-bearing liabilities	$4,208,534	$(64,271)	3.05%	$4,203,111	$(59,782)	2.84%
Net interest income/net interest yield		$14,156	0.66%		$14,291	0.67%
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
(4)    Average balance includes mortgage loans on nonaccrual status. Interest income includes loan fees of $743 million and $1.4 billion, respectively, for the second quarter of 2025 and first half of 2025, compared with $699 million and $1.4 billion, respectively, for the second quarter of 2024 and first half of 2024. Loan fees primarily consist of yield maintenance revenue we recognized on the prepayment of multifamily mortgage loans and the amortization of upfront cash fees exchanged when we acquire the mortgage loan.

Fannie Mae Second Quarter 2025 Form 10-Q	9

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

(Provision) Benefit for Credit Losses and Change in Expected Credit Enhancement Recoveries by Segment
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in millions)
(Provision) benefit for credit losses:
Single-family (provision) benefit for credit losses	$(737)	$548	$(761)	$883
Multifamily (provision) benefit for credit losses	(209)	(248)	(209)	(403)
Total (provision) benefit for credit losses	$(946)	$300	$(970)	$480

Change in expected credit enhancement recoveries:(1)
Single-family	$19	$(47)	$(12)	$(89)
Multifamily	37	84	62	189
Change in expected credit enhancement recoveries	$56	$37	$50	$100
(1)Consists of estimated changes in benefits from our freestanding credit enhancements, which are recognized as a component of “Other income (expenses), net” in our condensed consolidated statements of operations and comprehensive income.
Single-Family (Provision) Benefit for Credit Losses
Our single-family provision for credit losses in the second quarter and first half of 2025 was primarily driven by lower actual and projected home price growth. During the second quarter and first half of 2025, forecasted home price growth was revised downwards compared to our previous estimates. In addition, actual home prices came in lower than we had previously projected. Lower home prices heighten the likelihood that loans will default and increase the amount of losses on loans that default, which impacts our estimate of losses and ultimately increases our loss reserves and provision for credit losses.
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
Multifamily (Provision) Benefit for Credit Losses
Our multifamily provision for credit losses in the second quarter and first half of 2025 was primarily driven by declines in actual and estimated near-term projected multifamily property values and new delinquencies during the second quarter.
Our multifamily provision for credit losses in the second quarter of 2024 was primarily driven by continued declines in estimated actual and near-term projected multifamily property values and the impact of the then-new 30-day loan delinquencies in our multifamily guaranty book of business, including provision attributable to a portfolio of

Fannie Mae Second Quarter 2025 Form 10-Q	10

MD&A | Consolidated Results of Operations
approximately $600 million of adjustable-rate conventional loans that we anticipated would become seriously delinquent in the near term.
Our multifamily provision for credit losses in the first half of 2024 was primarily driven by declines in estimated actual and near-term projected multifamily property values, the impact of the then-new 30-day loan delinquencies in our multifamily guaranty book of business, and increases in actual and projected interest rates.
Fair Value Gains (Losses), Net
The estimated fair value of our derivatives, trading securities and other financial instruments carried at fair value may fluctuate substantially from period to period because of changes in interest rates, the yield curve, mortgage and credit spreads and implied volatility, as well as activity related to these financial instruments.
The table below displays the components of our fair value gains and losses.

Fair Value Gains (Losses), Net
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in millions)
Risk management derivatives fair value gains (losses) attributable to:
Net contractual interest income (expense) on interest-rate swaps(1)	$(152)	$(288)	$(337)	$(588)
Net change in fair value during the period	136	396	53	1,029
Impact of hedge accounting(2)	108	109	300	256
Risk management derivatives fair value gains (losses), net	92	217	16	697
Mortgage commitment derivatives fair value gains (losses), net	(147)	94	(389)	301
Credit enhancement derivatives fair value gains (losses), net	(11)	1	(28)	(14)
Total derivatives fair value gains (losses), net	(66)	312	(401)	984
Trading securities gains (losses), net	329	121	983	(140)
Long-term debt fair value gains (losses), net	(68)	17	(379)	128
Other, net(3)	16	(3)	131	(45)
Fair value gains (losses), net	$211	$447	$334	$927
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
Fair value gains, net in the second quarter and first half of 2025 were primarily driven by declining interest rates, resulting in gains on fixed-rate trading securities, partially offset by losses on mortgage commitment derivatives, long-term debt of consolidated trusts held at fair value, and risk management derivatives excluding the impact of hedge accounting.
Fair value gains, net in the second quarter and first half of 2024 were primarily driven by rising interest rates, resulting in gains on risk management derivatives and mortgage commitment derivatives. Also contributing to fair value gains, net in the second quarter of 2024 were fair value gains on trading securities, which were primarily driven by our holdings of U.S. Treasury securities moving closer to maturity, which resulted in the reversal of previously recognized fair value losses.
The impact of hedge accounting resulted in incremental gains for each of the respective periods. Our hedge accounting program is designed to hedge our exposure to changes in benchmark interest rates and, therefore, offsets a portion of the fair value volatility we would otherwise experience. The fair value gains and losses after the impact of hedge accounting primarily relate to spreads, convexity, and other components that are not effectively or intended to be captured by our hedge accounting program.

Fannie Mae Second Quarter 2025 Form 10-Q	11

MD&A | Consolidated Results of Operations
Legislative Assessments
The table below displays the components of our legislative assessments.

Legislative Assessments
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in millions)
TCCA fees(1)	$856	$859	$1,715	$1,719
FHFA assessments(2)	41	40	81	80
Affordable housing allocations:(3)
Treasury’s Capital Magnet Fund	15	14	26	25
HUD’s Housing Trust Fund	27	26	48	45
Total affordable housing allocations	42	40	74	70
Total legislative assessments	$939	$939	$1,870	$1,869
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
(3)Affordable housing allocations relates to the GSE Act requirement to set aside each year an amount equal to 4.2 basis points of the unpaid principal balance of our new business purchases and to pay this amount to specified U.S. Department of Housing and Urban Development (“HUD”) and Treasury funds in support of affordable housing. In March 2025, we paid $160 million to the funds based on our new business purchases in 2024. For the first half of 2025, we recognized an expense of $74 million related to this obligation based on $176.7 billion in new business purchases during the period. We expect to pay this amount to the funds in 2026, plus additional amounts to be accrued based on our new business purchases in the second half of 2025.
Administrative Expenses
Administrative expenses decreased from $899 million in the second quarter of 2024 to $847 million in the second quarter of 2025, primarily driven by fewer employees and contractors partially offset by an increase in occupancy expense primarily as a result of our lease modifications in 2024. Administrative expenses increased from $1,788 million in the first half of 2024 to $1,839 million in the first half of 2025, primarily driven by an increase in severance accruals partially offset by a decrease driven by fewer contractors.

Fannie Mae Second Quarter 2025 Form 10-Q	12

MD&A | Consolidated Balance Sheet Analysis
Consolidated Balance Sheet Analysis

This section discusses our condensed consolidated balance sheets and should be read together with our condensed consolidated financial statements and the accompanying notes.

Summary of Condensed Consolidated Balance Sheets
	As of
	June 30, 2025	December 31, 2024	Variance
	(Dollars in millions)
Assets
Cash and cash equivalents	$38,229	$38,853	$(624)
Restricted cash and cash equivalents	40,323	39,958	365
Securities purchased under agreements to resell	23,753	15,975	7,778
Investments in securities, at fair value	77,430	79,197	(1,767)
Mortgage loans:
Of Fannie Mae	52,293	50,408	1,885
Of consolidated trusts	4,076,085	4,095,305	(19,220)
Allowance for loan losses	(8,247)	(7,707)	(540)
Mortgage loans, net of allowance for loan losses	4,120,131	4,138,006	(17,875)
Deferred tax assets, net	10,127	10,545	(418)
Other assets	28,234	27,197	1,037
Total assets	$4,338,227	$4,349,731	$(11,504)
Liabilities and equity
Debt:
Of Fannie Mae	$128,316	$139,422	$(11,106)
Of consolidated trusts	4,082,196	4,088,675	(6,479)
Other liabilities	26,079	26,977	(898)
Total liabilities	4,236,591	4,255,074	(18,483)
Total stockholders’ equity	101,636	94,657	6,979
Total liabilities and equity	$4,338,227	$4,349,731	$(11,504)
Securities Purchased Under Agreements to Resell
The increase in securities purchased under agreements to resell from December 31, 2024 to June 30, 2025 was primarily due to the reinvestment of proceeds from sales of MBS securities held in our retained mortgage portfolio.
Mortgage Loans, Net of Allowance for Loan Losses
The mortgage loans reported in our condensed consolidated balance sheets are classified as either held for sale (“HFS”) or held for investment (“HFI”) and include loans owned by Fannie Mae and loans held in consolidated trusts.
Mortgage loans, net of allowance for loan losses decreased from December 31, 2024 to June 30, 2025, driven primarily by loan paydowns, liquidations and sales outpacing acquisitions during the first half of 2025.
For additional information on our mortgage loans, see “Note 4, Mortgage Loans,” and for additional information on changes in our allowance for loan losses, see “Note 5, Allowance for Loan Losses.”
Debt
Debt of Fannie Mae decreased from December 31, 2024 to June 30, 2025 as our funding needs were primarily satisfied by earnings retained from our operations. The decrease in debt of consolidated trusts from December 31, 2024 to June 30, 2025 was primarily driven by liquidations and extinguishments outpacing issuance activities, offset by sales of MBS held in our retained mortgage portfolio. See “Liquidity and Capital Management—Liquidity Management—Debt Funding” for a summary of activity in debt of Fannie Mae and information on our outstanding short-term and long-term debt. Also see “Note 8, Short-Term and Long-Term Debt” for additional information on our total outstanding debt.

Fannie Mae Second Quarter 2025 Form 10-Q	13

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
•Other primarily represents assets that we previously purchased for investment purposes.
The following table displays the components of our retained mortgage portfolio. Based on the nature of the asset, these balances are included in either “Investments in securities, at fair value” or “Mortgage loans, net of allowance for loan losses” in our “Summary of Condensed Consolidated Balance Sheets.”
The decrease in our retained mortgage portfolio as of June 30, 2025 compared with December 31, 2024 was primarily due to a decrease in our lender liquidity portfolio driven by lower holdings in agency securities and mortgage loans.

Retained Mortgage Portfolio
	As of
	June 30, 2025	December 31, 2024
	(Dollars in millions)
Lender liquidity:
Agency securities(1)	$28,893	$40,550
Mortgage loans	6,869	8,093
Total lender liquidity	35,762	48,643
Loss mitigation mortgage loans(2)	43,429	40,194
Other:
Reverse mortgage loans and securities(3)	3,045	3,542
Other mortgage loans and securities(4)	2,583	2,502
Total other	5,628	6,044
Total retained mortgage portfolio	$84,819	$94,881

Retained mortgage portfolio by segment:
Single-family mortgage loans and mortgage-related securities	$78,787	$89,308
Multifamily mortgage loans and mortgage-related securities	$6,032	$5,573
(1)Consists of Fannie Mae, Freddie Mac and Ginnie Mae mortgage-related securities, including Freddie Mac securities guaranteed by Fannie Mae. Excludes Fannie Mae and Ginnie Mae reverse mortgage securities and Fannie Mae-wrapped private-label securities.
(2)Includes single-family loans on nonaccrual status of $11.3 billion and $10.3 billion as of June 30, 2025 and December 31, 2024, respectively. Also includes multifamily loans on nonaccrual status of $2.8 billion and $2.9 billion as of June 30, 2025 and December 31, 2024, respectively.
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

Fannie Mae Second Quarter 2025 Form 10-Q	14

MD&A | Retained Mortgage Portfolio
We include 10% of the notional value of the interest-only securities we hold in calculating the size of the retained mortgage portfolio for the purpose of determining compliance with the senior preferred stock purchase agreement mortgage assets cap and associated FHFA instructions. As of June 30, 2025, 10% of the notional value of our interest-only securities was $1.6 billion, which is not included in the table above.
Under the terms of our MBS trust documents, we have the option or, in some instances, the obligation, to purchase mortgage loans that meet specific criteria from an MBS trust. FHFA has also provided us with instruction on our single-family delinquent loan buyout policy. The purchase price for these loans is the unpaid principal balance of the loans plus accrued interest. In support of our loss mitigation strategies, we purchased $7.8 billion of loans from our single-family MBS trusts in the first half of 2025, the substantial majority of which were delinquent, compared with $6.3 billion of loans in the first half of 2024.
Guaranty Book of Business

When we securitize mortgage loans originated by lenders into Fannie Mae mortgage-backed securities, we issue guarantees, assuming the credit risk for those mortgage loans. Our guaranty book of business offers insight into both the guarantees we’ve issued and the credit risk of the loans we’ve acquired that back our MBS outstanding or that are held in our retained mortgage portfolio.
Our “guaranty book of business” consists of: (1) Fannie Mae MBS outstanding, excluding the portions of any structured securities we issue that are backed by Freddie Mac securities, (2) mortgage loans of Fannie Mae held in our retained mortgage portfolio, and (3) other credit enhancements that we provide on mortgage assets. These components are categorized as either conventional or government based on whether the underlying mortgage loans or securities are fully or partially guaranteed or insured by the U.S. government (referred to as “government”) or are not fully or partially guaranteed or insured by the U.S. government (referred to as “conventional”).
We use the term “Fannie Mae MBS” or “our MBS” to refer to any type of mortgage-backed security that we issue, including Fannie Mae-issued uniform mortgage-backed securities, or “UMBS®” and structured securities such as Supers® and Real Estate Mortgage Investment Conduit securities (“REMICs”).
We and Freddie Mac each issue single-family UMBS. In some instances, our MBS are resecuritizations of securities backed in whole or in part by Freddie Mac-issued UMBS, in which case our guaranty extends to the underlying Freddie Mac securities, shown as “Freddie Mac securities guaranteed by Fannie Mae” in the table below. The Freddie Mac securities guaranteed by Fannie Mae are excluded from our “guaranty book of business” because Freddie Mac continues to guarantee the payment of principal and interest on the underlying Freddie Mac securities, but included in “Total Fannie Mae guarantees” as presented in the table below.
The table below displays the composition of our guaranty book of business and our total Fannie Mae guarantees based on unpaid principal balance.

Composition of Fannie Mae Guaranty Book of Business
	As of
	June 30, 2025			December 31, 2024
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Conventional guaranty book of business	$3,609,179	$513,197	$4,122,376	$3,632,700	$502,080	$4,134,780
Government guaranty book of business	5,151	478	5,629	5,705	490	6,195
Guaranty book of business	3,614,330	513,675	4,128,005	3,638,405	502,570	4,140,975
Freddie Mac securities guaranteed by Fannie Mae(1)	192,193	—	192,193	200,086	—	200,086
Total Fannie Mae guarantees	$3,806,523	$513,675	$4,320,198	$3,838,491	$502,570	$4,341,061
(1)Represents the unpaid principal balance of Freddie Mac-issued UMBS backing Fannie Mae-issued Supers and REMICs. Because we do not have the power to direct matters (primarily the servicing of mortgage loans) that impact the credit risk to which we are exposed, which constitute control of these securitization trusts, we do not consolidate these trusts in our condensed consolidated balance sheet, giving rise to off-balance sheet exposure. See “Liquidity and Capital Management—Liquidity Management—Off-Balance Sheet Arrangements” and “Note 7, Financial Guarantees for more information regarding our maximum exposure to loss on unconsolidated Fannie Mae MBS and Freddie Mac securities.

Fannie Mae Second Quarter 2025 Form 10-Q	15

MD&A | Guaranty Book of Business
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

Fannie Mae Second Quarter 2025 Form 10-Q	16

MD&A | Business Segments Financial Results

Quarterly Business Segment Financial Results(1)
	For the Three Months Ended June 30,
	2025		2024		Segment Variance
	Single-Family	Multifamily	Single-Family	Multifamily	Single-Family	Multifamily
	(Dollars in millions)
Net interest income(2)	$5,992	$1,163	$6,096	$1,172	$(104)	$(9)
Fee and other income	69	17	51	17	18	—
Net revenues	6,061	1,180	6,147	1,189	(86)	(9)
(Provision) benefit for credit losses	(737)	(209)	548	(248)	(1,285)	39
Fair value gains (losses), net	197	14	454	(7)	(257)	21
Investment gains (losses), net	(8)	—	(70)	8	62	(8)
Non-interest expense:
Administrative expenses(3)	(687)	(160)	(750)	(149)	63	(11)
Legislative assessments(4)	(918)	(21)	(929)	(10)	11	(11)
Credit enhancement expense(5)	(318)	(82)	(333)	(72)	15	(10)
Other income (expense), net(6)	(143)	(15)	(229)	55	86	(70)
Total non-interest expense	(2,066)	(278)	(2,241)	(176)	175	(102)
Income before federal income taxes	3,447	707	4,838	766	(1,391)	(59)
Provision for federal income taxes	(711)	(126)	(983)	(137)	272	11
Net income	$2,736	$581	$3,855	$629	$(1,119)	$(48)

Year-to-Date Business Segment Financial Results(1)
	For the Six Months Ended June 30,
	2025		2024		Segment Variance
	Single-Family	Multifamily	Single-Family	Multifamily	Single-Family	Multifamily
	(Dollars in millions)
Net interest income(2)	$11,858	$2,298	$11,970	$2,321	$(112)	$(23)
Fee and other income	134	36	106	34	28	2
Net revenues	11,992	2,334	12,076	2,355	(84)	(21)
(Provision) benefit for credit losses	(761)	(209)	883	(403)	(1,644)	194
Fair value gains (losses), net	279	55	938	(11)	(659)	66
Investment gains (losses), net	(6)	(2)	(57)	17	51	(19)
Non-interest expense:
Administrative expenses(3)	(1,499)	(340)	(1,493)	(295)	(6)	(45)
Legislative assessments(4)	(1,838)	(32)	(1,849)	(20)	11	(12)
Credit enhancement expense(5)	(725)	(154)	(686)	(138)	(39)	(16)
Other income (expense), net(6)	(317)	(39)	(421)	141	104	(180)
Total non-interest expense	(4,379)	(565)	(4,449)	(312)	70	(253)
Income before federal income taxes	7,125	1,613	9,391	1,646	(2,266)	(33)
Provision for federal income taxes	(1,471)	(289)	(1,929)	(304)	458	15
Net income	$5,654	$1,324	$7,462	$1,342	$(1,808)	$(18)
(1)See “Note 10, Segment Reporting” for information about our segment allocation methodology.
(2)For single-family, includes net interest income generated by the 10 basis point guaranty fee increase we implemented pursuant to the Temporary Payroll Tax Cut Continuation Act of 2011, and as extended by the Infrastructure Investment and Jobs Act, which is paid to Treasury and not retained by us.
(3)Consists of salaries and employee benefits and professional services, technology and occupancy expenses.

Fannie Mae Second Quarter 2025 Form 10-Q	17

MD&A | Business Segments Financial Results
(4)For single-family, consists of the portion of our single-family guaranty fees that is paid to Treasury pursuant to the TCCA, affordable housing allocations and FHFA assessments. For multifamily, consists of affordable housing allocations and FHFA assessments.
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
Net Interest Income
(Dollars in millions)
Single-Family
Net interest income decreased in the second quarter of 2025 compared with the second quarter of 2024, and in the first half of 2025 compared with the first half of 2024, primarily driven by lower net interest income from portfolios, partially offset by higher base guaranty fee income.
Multifamily
Net interest income decreased in the second quarter of 2025 compared with the second quarter of 2024, and in the first half of 2025 compared with the first half of 2024, primarily driven by an increase in our multifamily nonaccrual loans population, which was partially offset by higher guaranty fee income as a result of an increase in the size of our multifamily guaranty book of business.

Fannie Mae Second Quarter 2025 Form 10-Q	18

MD&A | Business Segments Financial Results
(Provision) Benefit for Credit Losses
(Dollars in millions)
See “Consolidated Results of Operations—(Provision) Benefit for Credit Losses” for a discussion of our single-family and multifamily (provision) benefit for credit losses.
Fair Value Gains (Losses), Net
(Dollars in millions)
Single-Family
Fair value gains, net in the second quarter and first half of 2025 were primarily driven by declining interest rates, resulting in gains on fixed-rate trading securities, partially offset by losses on mortgage commitment derivatives, long-term debt of consolidated trusts held at fair value, and risk management derivatives excluding the impact of hedge accounting.
Fair value gains, net in the second quarter and first half of 2024 were primarily driven by rising interest rates, resulting in gains on risk management derivatives and mortgage commitment derivatives. Also contributing to fair value gains, net in the second quarter of 2024 were fair value gains on trading securities, which were primarily driven by our holdings of U.S. Treasury securities moving closer to maturity, which resulted in the reversal of previously recognized fair value losses.
The impact of hedge accounting resulted in incremental gains for each of the respective periods. Our hedge accounting program is designed to hedge our exposure to changes in benchmark interest rates and, therefore, offsets a portion of the fair value volatility we would otherwise experience. The fair value gains and losses after the impact of hedge accounting primarily relate to spreads, convexity, and other components that are not effectively or intended to be captured by our hedge accounting program.

Fannie Mae Second Quarter 2025 Form 10-Q	19

MD&A | Single-Family Business | Single-Family Mortgage Market
Single-Family Business

This section supplements and updates information regarding our Single-Family business segment in our 2024 Form 10-K. See “MD&A—Single-Family Business” in our 2024 Form 10-K for additional information regarding the primary business activities, lenders, investors and competition of our Single-Family business.
Single-Family Mortgage Market
Total housing activity modestly decreased in the second quarter of 2025 compared with the first quarter of 2025. Existing home sales averaged 3.99 million units annualized in the second quarter of 2025, compared with 4.13 million units in the first quarter of 2025, according to data from the National Association of REALTORS®. According to the U.S. Census Bureau, new single-family home sales averaged an annualized rate of approximately 652,000 units in the second quarter of 2025, compared with approximately 655,000 units in the first quarter of 2025.
The U.S. weekly average 30-year fixed mortgage rate was 6.77% as of June 26, 2025, compared with 6.65% as of March 27, 2025, and averaged 6.79% in the second quarter of 2025, compared with 6.83% in the first quarter of 2025, according to Freddie Mac’s Primary Mortgage Market Survey®.
Single-family mortgage market originations increased from an estimated $431 billion in the second quarter of 2024 to an estimated $510 billion in the second quarter of 2025. According to the July forecast from our Economic and Strategic Research Group, total originations in the U.S. single-family mortgage market in 2025 are forecasted to increase from 2024 levels by approximately 14%, from an estimated $1.69 trillion in 2024 to $1.92 trillion in 2025, and the amount of refinance originations in the U.S. single-family mortgage market are forecasted to increase from an estimated $390 billion in 2024 to $511 billion in 2025. Our Economic and Strategic Research Group’s July forecast is based on data available as of July 11, 2025. See “Key Market Economic Indicators” in our 2024 Form 10-K and this report for additional discussion of how housing activity can affect our financial results and the uncertainties that may affect our forecasts and expectations.

Fannie Mae Second Quarter 2025 Form 10-Q	20

MD&A | Single-Family Business | Single-Family Mortgage-Related Securities Issuances Share
Single-Family Mortgage-Related Securities Issuances Share
Our single-family Fannie Mae MBS issuances were $82.1 billion for the second quarter of 2025, compared with $85.0 billion for the second quarter of 2024. Based on the latest data available, the charts below display our estimated share of single-family mortgage-related securities issuances as compared with that of our primary competitors for the issuance of single-family mortgage-related securities for the periods indicated.
Single-Family Mortgage-Related Securities Issuances Share

Ginnie Mae	Private-label securities

Fannie Mae	Freddie Mac

Our market share is influenced by various factors, including the pricing of single-family loans and the competitive market environment. When making pricing and acquisition decisions for single-family loans, we must consider a mix of often competing factors, such as competitive market dynamics, our capital requirements, our housing mission requirements and UMBS market liquidity objectives. Balancing these considerations can sometimes create challenges that impact our ability to compete effectively in the marketplace. For a discussion of factors that affect or could affect our business, our competitive environment, demand for our MBS, or the liquidity and market value of our MBS, as well as the risks associated with our conservatorship, our higher capital requirements relative to that of our primary competitor, our housing mission requirements, the UMBS market and the performance of our MBS, see “Business—Conservatorship and Treasury Agreements,” “Business—Legislation and Regulation,” “Risk Factors” and “MD&A—Single-Family Business—Single-Family Competition” in our 2024 Form 10-K, as well as “Legislation and Regulation” in our First Quarter 2025 Form 10-Q and in this report.

Fannie Mae Second Quarter 2025 Form 10-Q	21

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
Our single-family conventional loan acquisition volumes remained at low levels in the second quarter of 2025. Housing affordability constraints, limited supply, and market competition continued to put downward pressure on the volume of purchase loans we acquired. In addition, the average 30-year fixed-rate mortgage rate in second quarter of 2025 remained higher than the interest rates of most outstanding single-family loans, resulting in low refinancing volumes.
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
Our average charged guaranty fee on newly acquired conventional single-family loans, net of TCCA fees increased in the second quarter of 2025 compared with the second quarter of 2024, primarily as a result of a shift in the profile of loans we acquired to loans with higher upfront fees, as well as higher base guaranty fees on new single-family loan acquisitions.

Fannie Mae Second Quarter 2025 Form 10-Q	22

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
Single-Family Acquisition and Servicing Policies and Underwriting and Servicing Standards
New Credit Score Models
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
In July 2025, FHFA announced that Fannie Mae and Freddie Mac are moving forward with an interim phase in the transition to the new credit score models, in which we will permit lenders to deliver mortgage loans using a credit score generated by either the classic FICO Score model or the VantageScore 4.0 model as we continue to work towards full implementation of modernized credit scoring and credit reporting. FHFA also announced that implementation efforts are underway with respect to the FICO 10 T credit score model, and that Fannie Mae and Freddie Mac expect to be able to publish historical FICO 10 T data and adopt scores from the model at a later date.
We will update our Selling Guide and make additional changes to support the adoption of VantageScore 4.0 in the near future. During the interim phase, we will accept either classic FICO Score or VantageScore 4.0 credit scores on a given loan, but not both. FHFA has advised that the inclusion of VantageScore 4.0 credit scores during the interim phase will not change our current tri-merge credit reporting requirement.
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
We provide additional information on the credit characteristics of our single-family loans in our quarterly earnings presentations and financial supplements, which we furnish to the Securities and Exchange Commission (the “SEC”) with current reports on Form 8-K and make available on our website. Information in our quarterly earnings presentations and financial supplements is not incorporated by reference into this report.

Fannie Mae Second Quarter 2025 Form 10-Q	23

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management

Key Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business(1)
	Percent of Single-Family Conventional Business Volume at Acquisition(2)				Percent of Single-Family Conventional Guaranty Book of Business(3) As of
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024	June 30, 2025	December 31, 2024
Original LTV ratio:(4)
<= 60%	18%	17%	18%	17%	25%	24%
60.01% to 70%	11	10	11	10	14	14
70.01% to 80%	33	33	33	33	33	34
80.01% to 90%	15	15	15	16	11	11
90.01% to 95%	17	18	17	17	12	12
95.01% to 100%	6	7	6	7	4	4
Greater than 100%	—	—	—	—	1	1
Total	100%	100%	100%	100%	100%	100%
Weighted average	77%	78%	77%	78%	74%	73%
Average loan amount	$335,449	$332,720	$333,536	$329,836	$209,744	$209,326
Loan count (in thousands)	251	258	445	449	17,123	17,281
Estimated mark-to-market LTV ratio:(5)
<= 60%					70%	69%
60.01% to 70%					11	12
70.01% to 80%					10	10
80.01% to 90%					6	6
90.01% to 100%					3	3
Greater than 100%					*	*
Total					100%	100%
Weighted average					50%	50%
FICO credit score at origination:(6)
< 620	* %	* %	* %	* %	* %	* %
620 to < 660	4	2	3	2	3	3
660 to < 680	3	3	3	3	4	4
680 to < 700	4	5	5	5	6	6
700 to < 740	18	18	18	18	20	20
>= 740	71	72	71	72	67	67
Total	100%	100%	100%	100%	100%	100%
Weighted average	757	759	757	758	753	753
Debt-to-income (“DTI”) ratio at origination:(7)
<= 43%	63%	63%	63%	63%	73%	74%
43.01% to 45%	11	10	10	10	9	9
Greater than 45%	26	27	27	27	18	17
Total	100%	100%	100%	100%	100%	100%
Weighted average	38%	38%	38%	38%	36%	35%

Fannie Mae Second Quarter 2025 Form 10-Q	24

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management

	Percent of Single-Family Conventional Business Volume at Acquisition(2)				Percent of Single-Family Conventional Guaranty Book of Business(3) As of
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024	June 30, 2025	December 31, 2024
Product type:
Fixed-rate:(8)
Long-term	93%	96%	94%	96%	90%	89%
Intermediate-term	5	3	5	3	9	10
Total fixed-rate	98	99	99	99	99	99
Adjustable-rate	2	1	1	1	1	1
Total	100%	100%	100%	100%	100%	100%
Number of property units:
1 unit	97%	97%	97%	97%	97%	97%
2-4 units	3	3	3	3	3	3
Total	100%	100%	100%	100%	100%	100%
Property type:
Single-family homes	92%	91%	92%	91%	91%	91%
Condo/Co-op	8	9	8	9	9	9
Total	100%	100%	100%	100%	100%	100%
Occupancy type:
Primary residence	94%	93%	94%	93%	91%	91%
Second/vacation home	2	2	2	2	3	3
Investor	4	5	4	5	6	6
Total	100%	100%	100%	100%	100%	100%
Loan purpose:
Purchase	76%	87%	77%	86%	49%	48%
Cash-out refinance	12	9	12	9	19	19
Other refinance	12	4	11	5	32	33
Total	100%	100%	100%	100%	100%	100%
Geographic concentration:(9)
Midwest	17%	15%	16%	15%	14%	14%
Northeast	14	14	14	14	15	16
Southeast	26	28	26	27	23	23
Southwest	23	23	23	23	20	19
West	20	20	21	21	28	28
Total	100%	100%	100%	100%	100%	100%
Origination year:
2019 and prior					21%	22%
2020					21	22
2021					27	28
2022					12	13
2023					7	7
2024					9	8
2025					3	—
Total					100%	100%
*    Represents less than 0.5% of single-family conventional business volume or guaranty book of business.

Fannie Mae Second Quarter 2025 Form 10-Q	25

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
Single-Family Credit Enhancement and Transfer of Mortgage Credit Risk
Our charter generally requires credit enhancement on any single-family conventional mortgage loan that we purchase or securitize if it has an LTV ratio over 80% at the time of acquisition. We generally achieve this through primary mortgage insurance. We also enter into various other types of transactions in which we transfer mortgage credit risk to third parties. For a discussion of our exposure to and management of the counterparty credit risk associated with the providers of these credit enhancements, see “MD&A—Risk Management—Institutional Counterparty Credit Risk Management,” “Note 14, Concentrations of Credit Risk” and “Risk Factors—Credit Risk” in our 2024 Form 10-K.
The table below displays information about loans in our single-family conventional guaranty book of business covered by one or more forms of credit enhancement, including mortgage insurance or a credit risk transfer transaction. The risk in force of our back-end credit risk transfer transactions, which refers to the maximum amount of losses that could be absorbed by investors in those transactions, was approximately $42 billion as of June 30, 2025, compared with approximately $43 billion as of December 31, 2024. Our mortgage insurance risk in force, which refers to our maximum potential loss recovery under the applicable mortgage insurance policies in force, was approximately $201 billion as of June 30, 2025, compared with approximately $202 billion as of December 31, 2024.

Single-Family Loans with Credit Enhancement
	As of
	June 30, 2025		December 31, 2024
	Unpaid Principal Balance	Percentage of Single-Family Conventional Guaranty Book of Business	Unpaid Principal Balance	Percentage of Single-Family Conventional Guaranty Book of Business
	(Dollars in billions)
Primary mortgage insurance	$755	21%	$761	21%
Connecticut Avenue Securities	874	24	850	23
Credit Insurance Risk Transfer	458	13	419	12
Other	30	1	45	1
Less: Loans covered by multiple credit enhancements	(419)	(12)	(408)	(11)
Total single-family loans with credit enhancement	$1,698	47%	$1,667	46%

Fannie Mae Second Quarter 2025 Form 10-Q	26

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
As of June 30, 2025 and December 31, 2024, the loans in our single-family conventional guaranty book of business that were currently without credit enhancement consisted primarily of loans with an LTV ratio less than or equal to 60% or loans with an original maturity of 20 years or less. See “MD&A—Single-Family Business—Single-Family Credit Enhancement and Transfer of Mortgage Credit Risk" in our 2024 Form 10-K for more information about our single-family loans without credit enhancements.
Transfer of Mortgage Credit Risk
In addition to primary mortgage insurance, our Single-Family business has developed other risk-sharing capabilities to transfer portions of our single-family mortgage credit risk to the private market. Our two primary single-family credit risk transfer programs are Connecticut Avenue Securities® (“CAS”) and Credit Insurance Risk Transfer™ (“CIRT™”). For a description of our single-family credit risk transfer transactions, see "MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Credit Enhancement and Transfer of Mortgage Credit Risk" in our 2024 Form 10-K.
In the first half of 2025, we transferred a portion of the mortgage credit risk on single-family mortgage loans with an unpaid principal balance of $139.5 billion at the time of the transactions.
We provide a portion of the guaranty fee to investors in our credit risk transfer transactions as compensation for their taking on a share of the credit risk of the related loans. We record the substantial majority of expenses related to our credit risk transfer transactions in “Credit enhancement expense” within our consolidated statements of operations and comprehensive income. In the first half of 2025, we paid $773 million in premiums on our outstanding single-family credit risk transfer transactions.
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

Fannie Mae Second Quarter 2025 Form 10-Q	27

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
Delinquency
The tables below display the delinquency status of loans and changes in the volume of seriously delinquent loans in our single-family conventional guaranty book of business based on the number of loans. Single-family seriously delinquent loans are loans that are 90 days or more past due or in the foreclosure process. Our single-family serious delinquency rate is expressed as a percentage of our single-family conventional guaranty book of business based on loan count. Management monitors the single-family serious delinquency rate as an indicator of potential future credit losses and loss mitigation activities. Serious delinquency rates are reflective of our performance in assessing and managing credit risk associated with single-family loans in our guaranty book of business. A higher serious delinquency rate may result in a higher allowance for loan losses.

Delinquency Status and Activity of Single-Family Conventional Loans
	As of
	June 30, 2025	December 31, 2024	June 30, 2024
Delinquency status:
30 to 59 days delinquent	0.99%	1.05%	1.07%
60 to 89 days delinquent	0.25	0.29	0.24
Seriously delinquent (“SDQ”):	0.53	0.56	0.48
Percentage of SDQ loans that have been delinquent for more than 180 days	47	41	48
Percentage of SDQ loans that have been delinquent for more than two years	5	5	8

	For the Six Months Ended June 30,
	2025	2024
Single-family SDQ loans (number of loans):
Beginning balance	97,129	96,479
Additions	89,909	82,285
Removals:
Modifications and other loan workouts	(42,153)	(39,739)
Liquidations and sales	(14,043)	(15,231)
Cured or less than 90 days delinquent	(39,749)	(39,492)
Total removals	(95,945)	(94,462)
Ending balance	91,093	84,302
Our single-family serious delinquency rate as June 30, 2025 increased by 5 basis points compared with June 30, 2024, but decreased by 3 basis points compared with December 31, 2024, and continues to remain low relative to historic levels. The increase in our single-family serious delinquency rate compared to the prior-year period was primarily driven by higher delinquencies in states impacted by hurricane activity toward the end of 2024, which reached its peak in the first quarter of 2025. The impact of recent trade and fiscal policies are uncertain and could affect the credit performance of the loans in our single-family guaranty book of business compared to recent performance. This could lead to higher delinquencies or an increase in our single-family serious delinquency rate. For information about factors that affect our single-family serious delinquency rate, see “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Problem Loan Management” in our 2024 Form 10-K. See “Note 11, Concentrations of Credit Risk” and the table below for additional information on the delinquency status and serious delinquency rates for specified loan categories of our single-family conventional guaranty book of business.

Fannie Mae Second Quarter 2025 Form 10-Q	28

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
The table below displays the serious delinquency rates for, and the percentage of our seriously delinquent single-family conventional loans represented by, the specified loan categories.

Single-Family Conventional Seriously Delinquent Loan Concentration Analysis
	As of
	June 30, 2025			December 31, 2024			June 30, 2024
	Percentage of Book Outstanding(1)	Percentage of Seriously Delinquent Loans(2)	Serious Delinquency Rate	Percentage of Book Outstanding(1)	Percentage of Seriously Delinquent Loans(2)	Serious Delinquency Rate	Percentage of Book Outstanding(1)	Percentage of Seriously Delinquent Loans(2)	Serious Delinquency Rate
States:
California	19%	11%	0.43%	19%	9%	0.41%	19%	10%	0.37%
Florida	6	10	0.84	6	11	0.96	6	9	0.63
Illinois	3	5	0.66	3	5	0.69	3	5	0.65
New York	4	6	0.75	4	6	0.79	5	7	0.79
Texas	8	9	0.66	8	10	0.73	7	9	0.57
All other states	60	59	0.49	60	59	0.51	60	60	0.45
Estimated mark-to-market LTV ratio:
<= 60%	70	68	0.45	69	67	0.47	70	71	0.43
60.01% to 70%	11	14	0.90	12	14	0.94	13	14	0.75
70.01% to 80%	10	9	0.79	10	10	0.85	9	8	0.68
80.01% to 90%	6	6	0.95	6	6	0.97	6	5	0.77
90.01% to 100%	3	3	0.82	3	3	0.77	2	2	0.57
Greater than 100%	*	*	3.48	*	*	2.82	*	*	3.34
Credit enhanced:(3)
Primary MI & other(4)	21	34	1.12	21	34	1.17	21	33	0.97
Credit risk transfer(5)	38	31	0.55	36	32	0.61	37	30	0.47
Non-credit enhanced	53	50	0.43	54	49	0.44	53	51	0.40
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
(3)The credit-enhanced categories are not mutually exclusive. A loan with primary mortgage insurance that is also covered by a credit risk transfer transaction will be included in both the “Primary MI & other” category and the “Credit risk transfer” category. As a result, the “Credit enhanced” and “Non-credit enhanced” categories do not sum to 100%. The total percentage of our single-family conventional guaranty book of business with some form of credit enhancement as of June 30, 2025 was 47%.
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

Fannie Mae Second Quarter 2025 Form 10-Q	29

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
As of June 30, 2025, the unpaid principal balance of single-family loans in forbearance was $5.5 billion, or 0.2% of our single-family conventional guaranty book of business, compared with $8.0 billion, or 0.2% of our single-family conventional guaranty book of business, as of December 31, 2024.
The chart below displays the unpaid principal balance of our completed single-family loan workouts by type, as well as the number of loan workouts, for the first half of 2024 compared with the first half of 2025. This table does not include loans in an active forbearance arrangement, trial modifications, and repayment plans that have been initiated but not completed.
Completed Loan Workout Activity
(Dollars in billions)
(1)Excludes approximately 23,800 loans and 18,300 loans in a trial modification period that was not yet complete as of June 30, 2025 and 2024, respectively.
(2)Other was $474 million and $370 million for the first half of 2025 and the first half of 2024, respectively. Other includes repayment plans and foreclosure alternatives. Repayment plans reflect only those plans associated with loans that were 60 days or more delinquent at the execution of the plan.

Fannie Mae Second Quarter 2025 Form 10-Q	30

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
Single-Family REO Management
If a loan defaults, we may acquire the property through foreclosure or a deed-in-lieu of foreclosure. The table below displays our REO activity by region. Regional REO acquisition trends generally follow a pattern that is similar to, but lags, that of regional delinquency trends.

Single-Family REO Properties
	For the Six Months Ended June 30,
	2025	2024
Single-family REO properties (number of properties):
Beginning of period inventory of single-family REO properties(1)	5,895	8,403
Acquisitions by geographic area:(2)
Midwest	302	505
Northeast	167	288
Southeast	347	379
Southwest	288	334
West	160	167
Total REO acquisitions(1)	1,264	1,673
Dispositions of REO	(2,493)	(2,897)
End of period inventory of single-family REO properties(1)	4,666	7,179
Carrying value of single-family REO properties (dollars in millions)	$857	$1,229
Single-family foreclosure rate(3)	0.01%	0.02%
REO net sales price to unpaid principal balance(4)	143%	142%
REO net sales price to unpaid principal balance and costs to repair(5)	83%	92%
Short sales net sales price to unpaid principal balance(6)	84%	90%
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
Although our REO net sales price to unpaid principal balance rose to 143% for the first half of 2025 from 142% for the first half of 2024, that increase was more than offset by the impact of increased costs we incurred to repair the condition of properties, which resulted in a decline in our REO net sales price to unpaid principal balance and costs to repair to 83% for the first half of 2025 from 92% for the first half of 2024. In March 2025, FHFA directed us to revise our approach to repairing REO properties. We expect our revised approach will result in lower costs to repair REO properties than we would have incurred under our prior approach.
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

Fannie Mae Second Quarter 2025 Form 10-Q	31

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

Single-Family Credit Loss Performance Metrics and Loan Sale Performance
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in millions)
Write-offs	$(142)	$(125)	$(264)	$(222)
Recoveries	53	100	86	159
Foreclosed property income (expense)	(90)	(113)	(155)	(192)
Credit gains (losses)	(179)	(138)	(333)	(255)
Write-offs on the redesignation of mortgage loans from HFI to HFS(1)	(21)	(18)	(90)	(38)
Net credit gains (losses) and write-offs on redesignations	(200)	(156)	(423)	(293)
Gains (losses) on sales and other valuation adjustments(2)	(9)	(30)	(12)	(16)
Net credit gains (losses), write-offs on redesignations and gains (losses) on sales and other valuation adjustments	$(209)	$(186)	$(435)	$(309)

Credit gain (loss) ratio (in bps)(3)	(2.0)	(1.5)	(1.8)	(1.4)
Net credit gains (losses), write-offs on redesignations and gains (losses) on sales and other valuation adjustments ratio (in bps)(4)	(2.3)	(2.1)	(2.4)	(1.7)
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
Our single-family net credit gains (losses), write-offs on redesignations and gains (losses) on sales and other valuation adjustments increased in the first half of 2025 compared with the first half of 2024, primarily as a result of lower recoveries from decreased mortgage loan sales, a higher volume of mortgage loans redesignated from HFI to HFS, resulting in increased write-offs on redesignations, and an increase in write-offs on loans for which collectability was no longer reasonably assured. These factors were partially offset by a decline in foreclosed property expense.

Fannie Mae Second Quarter 2025 Form 10-Q	32

MD&A | Multifamily Business | Multifamily Mortgage Market
Multifamily Business

This section supplements and updates information regarding our Multifamily business segment in our 2024 Form 10-K. See “MD&A—Multifamily Business” in our 2024 Form 10-K for additional information regarding the primary business activities, lenders, investors and competition of our Multifamily business.
Multifamily Mortgage Market
The multifamily market saw steady ongoing rental demand despite continued elevated levels of new supply entering markets in the second quarter of 2025. Continued high interest rates and investor yield requirements were associated with a decline in multifamily property sales transactions and downward pressure on multifamily property valuations during the quarter.
•Vacancy rates. Based on preliminary third-party data, we estimate that the national multifamily vacancy rate for institutional investment-type apartment properties remained steady at 6.0% as of June 30, 2025, the same as of March 31, 2025 and June 30, 2024. The estimated average national multifamily vacancy rate over the last 15 years is approximately 5.8%.
•Rents. Based on preliminary third-party data, we estimate that rents increased approximately 0.8% during the second quarter of 2025, compared to an increase of 0.3% during the first quarter of 2025 and 1.0% during the second quarter of 2024. Rents have increased 0.6% from the second quarter of 2024.
•Absorption. Steady absorption of new and existing multifamily rental units continued in the second quarter of 2025, which was reflected in the steady vacancy rate in an environment of significant new supply. Based on preliminary third-party data, absorption rose in the second quarter of 2025 to over 227,000 units, up from approximately 138,000 units in the first quarter of 2025, and approximately 151,000 units in the second quarter of 2024.
•Property sales volumes. Based on preliminary third-party data, multifamily property sales volumes for the first half of 2025 were $67 billion, remaining well below the 2015 to 2019 average first half of the year levels of $95 billion.
•Property values. According to data from the MSCI RCA Commercial Property Price Index (“RCA CPPITM”), multifamily property values declined 19% from their peak in the second quarter of 2022 to the second quarter of 2025.
Vacancy rates and rents are important to loan performance because multifamily loans are generally repaid from the cash flows generated by the underlying property. Several years of strong property fundamentals, low vacancy rates and rising rents helped to increase property values in most metropolitan areas, but that trend reversed starting in early 2023.
Property value is important to credit quality because when a multifamily loan matures, a borrower may be required to make up any value shortfalls if the value estimate has declined below the unpaid principal balance and the borrower needs new financing for the property. A borrower may default on its loan if the difference between the property value and the unpaid principal balance of the loan is significant.
We estimate vacancy rates will rise to 6.25% in 2025, due to elevated new construction completions. We estimate that more than 600,000 multifamily rental units were delivered to the U.S. housing market in 2024, which is well above the past 10-year average of 409,000 units delivered annually. Additionally, there were approximately 837,000 multifamily rental units underway as of May 2025, and based on recent historical trends we expect between 450,000 and 500,000 units will be completed in 2025.
Despite elevated levels of new supply, we expect rent growth in the 2.0% to 2.5% range during 2025, if job growth continues at its recent pace and elevated single-family housing prices in many places continue to keep a number of tenants renting longer. If job growth slows substantially, that could result in slower rental housing demand, thereby pushing up vacancies and keeping rent growth subdued in 2025.
Multifamily property capitalization rates, the indicated rate of return on investment for commercial properties sold during the quarter, are estimated at 5.4% in the second quarter of 2025, down slightly from 5.6% in the first quarter of 2025 and the second quarter of 2024. Multifamily capitalization rates increased substantially between the first quarter of 2022 and 2024 but have averaged around 5.6% since then, with the spread between multifamily capitalization rates and 10-year Treasury rates, which is an important consideration for commercial real estate investors, remaining significantly narrower than the spread that was observed prior to 2022.

Fannie Mae Second Quarter 2025 Form 10-Q	33

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
Multifamily business volumes increased by 51% in the first half of 2025 compared with the first half of 2024, primarily reflecting increased market activity. For 2025, FHFA has capped our multifamily loan purchases at $73 billion.
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

Fannie Mae Second Quarter 2025 Form 10-Q	34

MD&A | Multifamily Business | Multifamily Business Metrics
Our multifamily guaranty book of business grew to $510.8 billion as of June 30, 2025, a 6.4% increase from June 30, 2024. The average charged guaranty fee on our multifamily guaranty book of business decreased 2.2 bps as of June 30, 2025 compared with June 30, 2024, due to lower average charged fees on our acquisitions for the second half of 2024 and the first half of 2025 as compared with the existing loans in our multifamily guaranty book of business. For additional information regarding our average charged guaranty fee, see “MD&A—Multifamily Business—Multifamily Business Metrics—Multifamily Guaranty Book of Business and Average Charged Guaranty Fee” in our 2024 Form 10-K.
Multifamily Mortgage Credit Risk Management
This section supplements and updates our discussion of multifamily mortgage credit risk management in our 2024 Form 10-K in “MD&A—Multifamily Business—Multifamily Mortgage Credit Risk Management.” For additional information on the primary components of our strategy for managing multifamily credit risk, the factors that influence the credit risk profile of our multifamily guaranty book of business, our multifamily acquisition policy and underwriting standards, our multifamily guaranty book diversification and monitoring, and our transfer of multifamily mortgage credit risk, as well as our reliance on representations from lenders and servicers regarding the accuracy of credit information on loans in our guaranty book of business, see that discussion in our 2024 Form 10-K.
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

Fannie Mae Second Quarter 2025 Form 10-Q	35

MD&A | Multifamily Business | Multifamily Mortgage Credit Risk Management
We provide additional information on the credit characteristics of our multifamily loans in our quarterly earnings presentations and financial supplements, which we furnish to the SEC with current reports on Form 8-K and make available on our website. Information in our quarterly earnings presentations and financial supplements is not incorporated by reference into this report.

Key Risk Characteristics of Multifamily Business Volume and Guaranty Book of Business
	Multifamily Business Volume at Acquisition(1)		Multifamily Business Volume at Acquisition(1)		Multifamily Guaranty Book of Business(2) As of
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024	June 30, 2025	December 31, 2024
LTV ratio:
Weighted-average original LTV ratio	62%	62%	62%	62%	63%	63%
Debt Service Coverage Ratio (“DSCR”):
Weighted-average DSCR(3)	1.6	1.5	1.6	1.6	2.0	2.0
Current DSCR below 1.0(3)	N/A	N/A	N/A	N/A	5%	6%
Loan amount and count:
Average loan amount (in millions)	$21	$17	$20	$18	$17	$17
Loan count	814	531	1,470	1,083	29,959	29,651
Interest rate type:
Fixed-rate	99%	100%	99%	100%	94%	93%
Adjustable-rate	1	—	1	—	6	7
Total	100%	100%	100%	100%	100%	100%
Amortization type:
Full interest-only	65%	54%	61%	53%	46%	45%
Partial interest-only(4)	24	39	30	39	44	44
Fully amortizing	11	7	9	8	10	11
Total	100%	100%	100%	100%	100%	100%
Asset class type:
Conventional/co-op	95%	88%	95%	91%	91%	90%
Seniors housing	*	9	2	5	3	3
Student housing	1	*	*	*	2	3
Manufactured housing	4	3	3	4	4	4
Total	100%	100%	100%	100%	100%	100%
Affordable(5)	12%	19%	13%	15%	12%	12%
Small balance loans(6)	33%	40%	35%	42%	46%	47%
Geographic concentration:(7)
Midwest	13%	9%	14%	11%	12%	12%
Northeast	22	13	19	14	15	15
Southeast	28	34	26	32	28	27
Southwest	18	28	20	26	22	22
West	19	16	21	17	23	24
Total	100%	100%	100%	100%	100%	100%
*    Represents less than 0.5% of multifamily business volume or guaranty book of business.

Fannie Mae Second Quarter 2025 Form 10-Q	36

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
(6)Small balance loans refer to multifamily loans with an original unpaid principal balance of up to $9 million. Small balance loans are included within the asset class categories referenced above. We present this metric in the table based on loan count rather than unpaid principal balance. Small balance loans comprised 10% of our multifamily guaranty book of business as of both June 30, 2025 and December 31, 2024, based on unpaid principal balance of the loans.
(7)Midwest consists of IL, IN, IA, MI, MN, NE, ND, OH, SD and WI. Northeast consists of CT, DE, ME, MA, NH, NJ, NY, PA, PR, RI, VT and VI. Southeast consists of AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA and WV. Southwest consists of AZ, AR, CO, KS, LA, MO, NM, OK, TX and UT. West consists of AK, CA, GU, HI, ID, MT, NV, OR, WA and WY.
Multifamily Transfer of Mortgage Credit Risk
Front-End Credit Risk Sharing
We primarily transfer credit risk on the multifamily loans we guarantee through our Delegated Underwriting and Servicing (“DUS®”) program, which delegates to DUS lenders the ability to underwrite and service multifamily loans, in accordance with our standards and requirements. Loans serviced by DUS lenders and their affiliates represented substantially all of our multifamily guaranty book of business as of June 30, 2025 and December 31, 2024. See “MD&A—Multifamily Business—Multifamily Mortgage Credit Risk Management—Multifamily Transfer of Mortgage Credit Risk” in our 2024 Form 10-K for a description of our DUS program.
Back-End Credit Risk Sharing
To complement our DUS front-end lender-risk sharing program, we also engage in back-end credit risk transfer transactions through our Multifamily CIRTTM (“MCIRTTM”) and Multifamily CAS (“MCASTM”) programs. Our back-end MCIRT and MCAS credit risk transfer programs transfer a portion of the credit risk associated with a reference pool of multifamily mortgage loans to insurers, reinsurers, or investors. During the first half of 2025, we entered into two multifamily credit risk transfer transactions through our MCIRT and MCAS programs.
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

Multifamily Loans in Back-End Credit Risk Transfer Transactions
	As of
	June 30, 2025		December 31, 2024
	Unpaid Principal Balance	Percentage of Multifamily Guaranty Book of Business	Unpaid Principal Balance	Percentage of Multifamily Guaranty Book of Business
	(Dollars in millions)
MCIRT	$109,381	21%	$101,181	20%
MCAS	69,114	14	56,142	11
Total	$178,495	35%	$157,323	31%

Fannie Mae Second Quarter 2025 Form 10-Q	37

MD&A | Multifamily Business | Multifamily Mortgage Credit Risk Management
Multifamily Problem Loan Management
Credit Performance Statistics on Multifamily Problem Loans
The percentage of loans in our multifamily guaranty book of business that were criticized was 6% as of June 30, 2025, compared with 7% as of December 31, 2024. Our criticized loan population remains elevated, reflecting the continued impact of the high interest rate environment on adjustable-rate mortgages. The criticized loans category substantially consists of loans classified as “Substandard” and also includes loans classified as “Special Mention” or “Doubtful.” Substandard loans are loans that have a well-defined weakness that could impact their timely full repayment. While the majority of the substandard loans in our multifamily guaranty book of business are currently making timely payments, we continue to monitor the performance of our substandard loan population. For more information on our credit quality indicators, including our population of substandard loans, see “Note 4, Mortgage Loans.”
Our multifamily serious delinquency rate increased to 0.61% as of June 30, 2025, compared with 0.57% as of December 31, 2024. The new entrants to the seriously delinquent population consisted primarily of fixed-rate conventional loans. The impact of these new entrants was partially offset by the foreclosure of the remaining loans in a specific seniors housing portfolio that was written off in 2023. Our multifamily serious delinquency rate consists of multifamily loans that were 60 days or more past due based on unpaid principal balance, expressed as a percentage of our multifamily guaranty book of business.
Management monitors the multifamily serious delinquency rate as an indicator of potential future credit losses and loss mitigation activities. Serious delinquency rates are reflective of our performance in assessing and managing credit risk associated with multifamily loans in our guaranty book of business. A higher serious delinquency rate may result in a higher allowance for loan losses. The percentage of loans in our multifamily guaranty book of business that were 180 days or more delinquent was 0.47% as of June 30, 2025, compared with 0.44% as of December 31, 2024.
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
Multifamily REO Management
As of June 30, 2025, we held 176 multifamily REO properties with a carrying value of $915 million, compared with 139 properties with a carrying value of $638 million as of December 31, 2024. The increase in foreclosure activity was primarily driven by the remaining properties from a specific seniors housing portfolio that was written off in 2023.
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

Fannie Mae Second Quarter 2025 Form 10-Q	38

MD&A | Multifamily Business | Multifamily Mortgage Credit Risk Management
The table below displays the components of our multifamily credit loss performance metrics, as well as our multifamily initial write-off severity rate and write-off loan count.

Multifamily Credit Loss Performance Metrics
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in millions)
Write-offs(1)	$(122)	$(38)	$(183)	$(171)
Recoveries	33	12	61	33
Foreclosed property income (expense)	(47)	(25)	(90)	(45)
Credit gains (losses)	(136)	(51)	(212)	(183)
Change in expected benefits from freestanding loss-sharing arrangements(2)	35	16	65	53
Credit gains (losses), net of freestanding loss-sharing arrangements	$(101)	$(35)	$(147)	$(130)

Credit gain (loss) ratio (in bps)(3)	(10.7)	(4.3)	(8.4)	(7.7)
Credit gain (loss) ratio, net of freestanding loss-sharing arrangements (in bps)(2)(3)	(8.0)	(2.9)	(5.8)	(5.5)
Multifamily initial write-off severity rate on liquidated loans(4)(5)	27.7%	3.8%	26.5%	26.9%
Multifamily write-off loan count on liquidated loans(6)	27	4	32	11
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
Our multifamily credit losses increased in the second quarter of 2025 compared with the second quarter of 2024 primarily as a result of write-offs on loans that remained in our multifamily guaranty book of business in the second quarter of 2025 for which collectability was no longer reasonably assured.

Fannie Mae Second Quarter 2025 Form 10-Q	39

MD&A | Consolidated Credit Ratios and Select Credit Information
Consolidated Credit Ratios and Select Credit Information

The table below displays select credit ratios on our single-family conventional guaranty book of business and our multifamily guaranty book of business, as well as the inputs used in calculating these ratios.

Consolidated Credit Ratios and Select Credit Information
	As of
	June 30, 2025			December 31, 2024
	Single-family	Multifamily	Consolidated Total	Single-family	Multifamily	Consolidated Total
	(Dollars in millions)
Credit loss reserves as a percentage of:
Guaranty book of business	0.16%	0.49%	0.20%	0.15%	0.48%	0.19%
Nonaccrual loans at amortized cost	21.55	86.80	27.84	19.95	95.27	26.43

Nonaccrual loans as a percentage of:
Guaranty book of business	0.75%	0.56%	0.72%	0.74%	0.50%	0.71%

Select financial information used in calculating credit ratios:
Credit loss reserves(1)	$(5,789)	$(2,485)	$(8,274)	$(5,332)	$(2,398)	$(7,730)
Guaranty book of business(2)	3,591,458	510,767	4,102,225	3,617,267	499,652	4,116,919
Nonaccrual loans at amortized cost	$26,861	$2,863	$29,724	$26,728	$2,517	$29,245
(1)Credit loss reserves are comprised of our allowance for loan losses, allowance for accrued interest receivable, and reserve for guaranty losses.
(2)Guaranty book of business is as of period end. For single-family, represents the conventional guaranty book of business.

Fannie Mae Second Quarter 2025 Form 10-Q	40

MD&A | Consolidated Credit Ratios and Select Credit Information

Consolidated Write-off Ratio and Select Credit Information
	For the Three Months Ended June 30,
	2025			2024
	Single-family	Multifamily	Total	Single-family	Multifamily	Total
	(Dollars in millions)
Select credit ratio:
Write-offs, net of recoveries annualized, as a percentage of the average guaranty book of business (in bps)	1.2	7.0	1.9	0.5	2.2	0.7

Select financial information used in calculating credit ratio:
Write-offs(1)	$163	$122	$285	$143	$38	$181
Recoveries	(53)	(33)	(86)	(100)	(12)	(112)
Write-offs, net of recoveries	$110	$89	$199	$43	$26	$69
Average guaranty book of business(2)	$3,596,978	$507,648	$4,104,626	$3,624,820	$478,506	$4,103,326

	For the Six Months Ended June 30,
	2025			2024
	Single-family	Multifamily	Total	Single-family	Multifamily	Total
	(Dollars in millions)
Select credit ratio:
Write-offs, net of recoveries annualized, as a percentage of the average guaranty book of business (in bps)	1.5	4.8	1.9	0.6	5.8	1.2

Select financial information used in calculating credit ratio:
Write-offs(1)	$354	$183	$537	$260	$171	$431
Recoveries	(86)	(61)	(147)	(159)	(33)	(192)
Write-offs, net of recoveries	$268	$122	$390	$101	$138	$239
Average guaranty book of business(2)	$3,603,741	$504,983	$4,108,724	$3,628,792	$475,803	$4,104,595
(1)Represents write-offs when a loan is determined to be uncollectible. For single-family, also includes any write-offs upon the redesignation of mortgage loans from HFI to HFS.
(2)Average guaranty book of business is based on the average of quarter-end balances.
Liquidity and Capital Management

Liquidity Management
This section supplements and updates information regarding liquidity management in our 2024 Form 10-K. See “MD&A—Liquidity and Capital Management—Liquidity Management” in our 2024 Form 10-K for additional information, including discussions of our primary sources and uses of funds, our liquidity risk management practices and contingency planning, our liquidity requirements, factors that influence our debt funding activity, factors that may impact our access to or the cost of our debt funding and factors that could adversely affect our liquidity and funding. As of June 30, 2025, we were in compliance with all four components of the liquidity requirements outlined in our 2024 Form 10-K. Also see “Risk Factors—Liquidity Risk” in our 2024 Form 10-K for a discussion of liquidity risks.
Debt Funding
The unpaid principal balance of our aggregate indebtedness was $131.3 billion as of June 30, 2025. Pursuant to the terms of the senior preferred stock purchase agreement with Treasury, we are prohibited from issuing debt without the prior consent of Treasury if it would result in our aggregate indebtedness exceeding our outstanding debt limit, which is

Fannie Mae Second Quarter 2025 Form 10-Q	41

MD&A | Liquidity and Capital Management
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
The following chart and table display information on our outstanding short-term and long-term debt based on original contractual maturity. Our outstanding debt decreased in the first half of 2025 as our funding needs were primarily satisfied by earnings retained from our operations.
Debt of Fannie Mae(1)
(Dollars in billions)

Short-term debt

Long-term debt maturing within one year

Long-term debt, excluding portion maturing within one year
(1)Outstanding debt balance consists of the unpaid principal balance, premiums and discounts, fair value adjustments, hedge-related basis adjustments and other cost basis adjustments. Reported amounts include net discount unamortized cost basis adjustments and fair value adjustments of $2.9 billion and $3.7 billion as of June 30, 2025 and December 31, 2024, respectively.

Selected Debt Information
	As of
	June 30, 2025	December 31, 2024
	(Dollars in billions)
Selected Weighted-Average Interest Rates(1)
Interest rate on short-term debt	4.26%	4.33%
Interest rate on long-term debt, including portion maturing within one year	3.57	3.30
Interest rate on callable debt	3.36	2.83
Selected Maturity Data
Weighted-average maturity of debt maturing within one year (in days)	109	160
Weighted-average maturity of debt maturing in more than one year (in months)	41	43
Other Data
Outstanding callable debt(2)	$35.9	$41.0
Connecticut Avenue Securities debt(3)	1.6	2.1

Fannie Mae Second Quarter 2025 Form 10-Q	42

MD&A | Liquidity and Capital Management
(1)Excludes the effects of fair value adjustments and hedge-related basis adjustments.
(2)Includes no short-term callable debt as of June 30, 2025 and $95 million in short-term callable debt as of December 31, 2024.
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

Activity in Debt of Fannie Mae
	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2025	2024	2025	2024
	(Dollars in millions)
Issued during the period:
Short-term:
Amount	$93,732	$61,657	$177,860	$141,158
Weighted-average interest rate	4.22%	5.30%	4.25%	5.29%
Long-term:
Amount	$4,519	$5,865	$10,323	$9,857
Weighted-average interest rate	4.39%	5.29%	4.71%	5.14%
Total issued:
Amount	$98,251	$67,522	$188,183	$151,015
Weighted-average interest rate	4.23%	5.30%	4.27%	5.28%
Paid off during the period:(1)
Short-term:
Amount	$93,677	$63,895	$177,948	$146,459
Weighted-average interest rate	4.12%	4.80%	4.20%	4.75%
Long-term:(2)
Amount	$13,372	$3,543	$22,104	$9,958
Weighted-average interest rate	2.14%	4.02%	2.46%	3.54%
Total paid off:
Amount	$107,049	$67,438	$200,052	$156,417
Weighted-average interest rate	3.87%	4.76%	4.01%	4.67%
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

Fannie Mae Second Quarter 2025 Form 10-Q	43

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
The total amount of our off-balance sheet exposure related to unconsolidated Fannie Mae MBS net of any beneficial interest that we retain, and other financial guarantees was $203.6 billion as of June 30, 2025 and $211.5 billion as of December 31, 2024. The majority of the other financial guarantees consists of Freddie Mac securities backing Fannie Mae structured securities. See “Guaranty Book of Business” and “Note 7, Financial Guarantees” for more information regarding our maximum exposure to loss on unconsolidated Fannie Mae MBS and Freddie Mac securities.
Our total outstanding liquidity commitments to advance funds for securities backed by multifamily housing revenue bonds totaled $3.7 billion as of June 30, 2025 and $4.3 billion as of December 31, 2024. These commitments require us to advance funds to third parties that enable them to repurchase tendered bonds or securities that are unable to be remarketed.
We have investments in various limited partnerships and similar legal entities, which consist of low income housing tax credit (“LIHTC”) investments, community investments and investments in other entities. When we do not have a controlling financial interest in those entities, our condensed consolidated balance sheets reflect only our investment rather than the full amount of the partnership’s assets and liabilities. See “Note 3, Consolidations and Transfers of

Fannie Mae Second Quarter 2025 Form 10-Q	44

MD&A | Liquidity and Capital Management
Financial Assets—Unconsolidated VIEs” for information regarding our investments in limited partnerships and similar legal entities.
Cash Flows
Six Months Ended June 30, 2025. Cash, cash equivalents and restricted cash and cash equivalents decreased from $78.8 billion as of December 31, 2024 to $78.6 billion as of June 30, 2025. The decrease was primarily driven by cash outflows from (1) payments on outstanding debt of Fannie Mae and consolidated trusts, (2) purchases of loans acquired as held for investment, (3) advances to lenders, and (4) investments in securities purchased under agreements to resell.
Largely offsetting these cash outflows were cash inflows primarily from (1) proceeds from repayments of loans and (2) the sale of Fannie Mae MBS to third parties.
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
Credit Ratings
The table below displays our credit ratings issued by the three major credit rating agencies.

Fannie Mae Credit Ratings
As of June 30, 2025
	S&P	Moody’s	Fitch
Long-term senior debt	AA+	Aa1	AA+
Short-term senior debt	A-1+	P-1	F1+
Preferred stock	D	Ca(hyb)	C/RR6
Outlook	Stable	Stable	Stable
On May 19, 2025, Moody’s Ratings (“Moody’s”) downgraded our long-term senior unsecured debt rating to Aa1 from Aaa and changed the outlook to stable from negative. This action followed Moody’s downgrade of the U.S. Government’s long-term issuer and senior unsecured ratings to Aa1 from Aaa and change in outlook to stable from negative on May 16, 2025.
We have no covenants in our existing debt agreements that would be violated by a downgrade in our credit ratings. However, in connection with certain derivatives counterparties, we could be required to provide additional collateral to or terminate transactions with certain counterparties in the event that our senior unsecured debt ratings are downgraded. For a discussion of additional risks to our business relating to a decrease in our credit ratings, which could include an increase in our borrowing costs and limits on our ability to issue debt, see “MD&A—Liquidity and Capital Management—Liquidity Management—Credit Ratings” and “Risk Factors” in our 2024 Form 10-K.

Fannie Mae Second Quarter 2025 Form 10-Q	45

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
The table below sets forth information about our capital requirements under the standardized approach of the enterprise regulatory capital framework. As of June 30, 2025, we had a deficit in available capital for purposes of the enterprise regulatory capital framework even though we had positive net worth under U.S. generally accepted accounting principles (“GAAP”) of $101.6 billion primarily because the $120.8 billion stated value of the senior preferred stock does not qualify as regulatory capital. Our deficit in available capital for purposes of our risk-based adjusted total capital requirement declined $8 billion in the first half of 2025, from $37 billion as of December 31, 2024 to $29 billion as of June 30, 2025.
As of June 30, 2025, we had a $214 billion shortfall to our risk-based adjusted total capital requirement including buffers of $185 billion, and a $134 billion shortfall to our minimum risk-based adjusted total capital requirement excluding buffers of $105 billion. From December 31, 2024 to June 30, 2025, our capital shortfall including buffers declined by $13 billion and our capital shortfall excluding buffers declined by $12 billion. These declines were primarily driven by the increase in our retained earnings and lower minimum capital requirements driven by the decrease in risk-weighted assets during the first half of 2025. The decrease in risk-weighted assets during the first half of 2025 was primarily due to single-family home price appreciation relative to changes in the consumer price index, as well as credit risk transfer transactions completed during the period.

Capital Metrics under the Enterprise Regulatory Capital Framework as of June 30, 2025(1)
(Dollars in billions)

		Stress capital buffer	$33
		Stability capital buffer	47
Adjusted total assets	$4,446	Countercyclical capital buffer	—
Risk-weighted assets	1,312	Prescribed capital conservation buffer amount	$80

	Minimum Capital Ratio Requirement	Minimum Capital Requirement	Available Capital (Deficit)	Capital Shortfall (without Buffers)(2)	Applicable Buffers(3)	Total Capital Requirement (with Buffers)	Capital Shortfall (with Buffers)(2)
Risk-based capital:
Total capital (statutory)	8.0%	$105	$(11)	$(116)	N/A	$105	$(116)
Common equity tier 1 capital	4.5	59	(48)	(107)	$80	139	(187)
Tier 1 capital	6.0	79	(29)	(108)	80	159	(188)
Adjusted total capital	8.0	105	(29)	(134)	80	185	(214)
Leverage capital:
Core capital (statutory)	2.5	111	(19)	(130)	N/A	111	(130)
Tier 1 capital	2.5	111	(29)	(140)	23	134	(163)

Fannie Mae Second Quarter 2025 Form 10-Q	46

MD&A | Liquidity and Capital Management

Capital Metrics under the Enterprise Regulatory Capital Framework as of December 31, 2024(1)
(Dollars in billions)
		Stress capital buffer	$33
		Stability capital buffer	48
Adjusted total assets	$4,460	Countercyclical capital buffer	—
Risk-weighted assets	1,364	Prescribed capital conservation buffer amount	$81

	Minimum Capital Ratio Requirement	Minimum Capital Requirement	Available Capital (Deficit)	Capital Shortfall (without Buffers)(2)	Applicable Buffers(3)	Total Capital Requirement (with Buffers)	Capital Shortfall (with Buffers)(2)
Risk-based capital:
Total capital (statutory)	8.0%	$109	$(18)	$(127)	N/A	$109	$(127)
Common equity tier 1 capital	4.5	61	(56)	(117)	$81	142	(198)
Tier 1 capital	6.0	82	(37)	(119)	81	163	(200)
Adjusted total capital	8.0	109	(37)	(146)	81	190	(227)
Leverage capital:
Core capital (statutory)	2.5	111	(26)	(137)	N/A	111	(137)
Tier 1 capital	2.5	111	(37)	(148)	24	135	(172)

(1)Ratios are calculated as a percentage of risk-weighted assets for risk-based capital metrics and as a percentage of adjusted total assets for leverage capital metrics.
(2)The capital shortfall in these columns represents the difference between the applicable capital requirement (without or with buffers, as applicable) and the available capital deficit.
(3)Prescribed capital conservation buffer amount, or PCCBA, for risk-based capital and prescribed leverage buffer amount, or PLBA, for leverage capital.
As of June 30, 2025, our maximum payout ratio under the enterprise regulatory capital framework was 0%. See “Note 15, Regulatory Capital Requirements” for information on our capital ratios as of June 30, 2025 and December 31, 2024 under the enterprise regulatory capital framework.

Fannie Mae Second Quarter 2025 Form 10-Q	47

MD&A | Liquidity and Capital Management
The table below presents certain components of our regulatory capital.

Regulatory Capital Components
	As of
	June 30, 2025	December 31, 2024
	(Dollars in millions)
Total equity	$101,636	$94,657
Less:
Senior preferred stock	120,836	120,836
Preferred stock	19,130	19,130
Common equity	(38,330)	(45,309)
Less: deferred tax assets arising from temporary differences that exceed 10% of common equity tier 1 capital and other regulatory adjustments	10,127	10,545
Common equity tier 1 capital (deficit)	(48,457)	(55,854)
Add: perpetual, noncumulative preferred stock	19,130	19,130
Tier 1 capital (deficit)	(29,327)	(36,724)
Tier 2 capital adjustments	—	—
Adjusted total capital (deficit)	$(29,327)	$(36,724)
The table below presents certain components of our core capital.

Statutory Capital Components
	As of
	June 30, 2025	December 31, 2024
	(Dollars in millions)
Total equity	$101,636	$94,657
Less:
Senior preferred stock	120,836	120,836
Accumulated other comprehensive income (loss), net of taxes	30	29
Core capital (deficit)	(19,230)	(26,208)
Less: general allowance for foreclosure losses	(8,457)	(7,876)
Total capital (deficit)	$(10,773)	$(18,332)
Capital Activity
Under the terms governing the senior preferred stock, no dividends were payable to Treasury for the second quarter of 2025 and none are payable for the third quarter of 2025.
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
As a result of these terms governing the senior preferred stock, the aggregate liquidation preference of the senior preferred stock increased to $219.8 billion as of June 30, 2025 from $216.2 billion as of March 31, 2025, due to the increase in our net worth in the first quarter of 2025. The aggregate liquidation preference of the senior preferred stock will further increase to $223.1 billion as of September 30, 2025, due to the increase in our net worth in the second quarter of 2025. See “Business—Conservatorship and Treasury Agreements—Treasury Agreements” in our 2024 Form 10-K for more information on the terms of our senior preferred stock, including how the aggregate liquidation preference is determined.
Treasury Funding Commitment
Treasury made a commitment under the senior preferred stock purchase agreement to provide funding to us under certain circumstances if we have a net worth deficit. As of June 30, 2025, the remaining amount of Treasury’s funding commitment to us was $113.9 billion. See “Note 2, Conservatorship, Senior Preferred Stock Purchase Agreement and

Fannie Mae Second Quarter 2025 Form 10-Q	48

MD&A | Liquidity and Capital Management
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
Institutional Counterparty Credit Risk Management
Mortgage Servicers
On March 31, 2025, Rocket Companies, Inc., the parent company of Rocket Mortgage, LLC announced a definitive agreement to acquire Mr. Cooper Group. Rocket Companies stated that the acquisition, which is subject to various closing conditions, is expected to close in the fourth quarter of 2025. If the acquisition is completed, we expect an increase in our single-family servicing concentration to entities controlled by Rocket Companies. As of June 30, 2025, Rocket Mortgage serviced approximately 7%, and Mr. Cooper serviced approximately 9%, of our single-family guaranty book of business, excluding loans they service on behalf of other servicers. Including loans serviced on behalf of other servicers, Rocket Mortgage serviced approximately 7%, and Mr. Cooper serviced approximately 16%, of our single-family guaranty book of business, as of June 30, 2025. These servicing concentrations are based on unpaid principal balance.
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

Fannie Mae Second Quarter 2025 Form 10-Q	49

MD&A | Risk Management | Market Risk Management, including Interest-Rate Risk Management
Measurement of Interest-Rate Risk
The table below displays the pre-tax market value sensitivity of our net portfolio to changes in the level of interest rates and the slope of the applicable yield curve as measured on the last day of each period presented. We collectively define our net portfolio as: our retained mortgage portfolio assets; our corporate liquidity portfolio; outstanding debt of Fannie Mae used to fund the retained mortgage portfolio assets and corporate liquidity portfolio; mortgage commitments; and risk management derivatives. The table below also provides the daily average, minimum, maximum and standard deviation values for duration gap and for the most adverse market value impact on the net portfolio to changes in the level of interest rates and the slope of the applicable yield curve for the three months ended June 30, 2025 and 2024. Our practice is to allow interest rates to go below zero in the downward shock models unless otherwise prevented through contractual floors.
For information on how we measure our interest-rate risk, see “MD&A—Risk Management—Market Risk Management, including Interest-Rate Risk Management” in our 2024 Form 10-K.

Interest-Rate Sensitivity of Net Portfolio to Changes in Interest-Rate Level and Slope of Yield Curve
	As of(1)(2)
	June 30, 2025	December 31, 2024
	(Dollars in millions)
Rate level shock:
-100 basis points	$84	$83
-50 basis points	39	33
+50 basis points	(23)	(18)
+100 basis points	(30)	(29)
Rate slope shock:
-25 basis points (flattening)	—	(4)
+25 basis points (steepening)	(3)	4

	For the Three Months Ended June 30,(1)(3)
	2025			2024
	Duration Gap	Rate Slope Shock 25 bps	Rate Level Shock 50 bps	Duration Gap	Rate Slope Shock 25 bps	Rate Level Shock 50 bps
		Market Value Sensitivity			Market Value Sensitivity
	(In years)	(Dollars in millions)		(In years)	(Dollars in millions)
Average	0.03	$(7)	$(26)	0.03	$(9)	$(24)
Minimum	(0.01)	(18)	(50)	—	(14)	(56)
Maximum	0.06	(2)	2	0.07	(4)	(3)
Standard deviation	0.02	3	14	0.01	3	12
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

Fannie Mae Second Quarter 2025 Form 10-Q	50

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

Derivative Impact on Interest-Rate Risk (50 Basis Points)
	As of(1)
	June 30, 2025	December 31, 2024
	(Dollars in millions)
Before derivatives	$(818)	$(654)
After derivatives	(23)	(18)
Effect of derivatives	795	636
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

Fannie Mae Second Quarter 2025 Form 10-Q	51

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
Qualitative Component
Our process for measuring expected credit losses is complex and involves significant management judgment, including a reliance on historical loss information and current economic forecasts that may not be representative of credit losses we ultimately realize. Management adjustments may be necessary to take into consideration external factors and current macroeconomic events that have occurred but are not yet reflected in the data used to derive the model outputs. Qualitative factors and events not previously observed by the models through historical loss experience may also be considered, as well as the uncertainty of their impact on credit loss estimates. In the second quarter and first half of 2025, qualitative factors considered included economic uncertainty associated with recent trade and fiscal policies as well as the continuing uncertainty relating to multifamily property values.
Macroeconomic Variables and Sensitivities
Our benefit or provision for credit losses can vary substantially from period to period based on forecasted macroeconomic inputs. For single-family, we have determined that our most significant macroeconomic inputs used in determining our allowance for loan losses consist of forecasted home price growth rates and interest rates. For multifamily, we have determined that our most significant macroeconomic inputs used in determining our allowance for loan losses consist of net operating income and property value growth rates.
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

Fannie Mae Second Quarter 2025 Form 10-Q	52

MD&A | Critical Accounting Estimates

Single-Family Sensitivities and Inputs
The table below provides information about our most significant macroeconomic inputs used in determining our single-family allowance for loan losses: forecasted home price growth rates and interest rates. Although the model consumes a wide range of possible regional home price forecasts and interest rate scenarios that take into account inherent uncertainty, the forecasts below represent the mean path of those simulations used in determining the single-family allowance for each quarter through the six months ended June 30, 2025, and for each quarter during the year ended December 31, 2024, and how those forecasts have changed between periods of estimate. Below we present our home price growth and interest rate estimates used in our estimate of expected credit losses. Our forecasts include estimates for periods beyond 2027 that are not presented in the table below.

Select Single-Family Macroeconomic Model Inputs(1)

Forecasted home price growth (decline) rate by period of estimate:(2)
	For the Full Year ending December 31,
	2025	2026	2027
Second Quarter 2025	3.4%	1.1%	1.1%
First Quarter 2025	4.2	2.0	1.3

	For the Full Year ending December 31,
	2024	2025	2026
Fourth Quarter 2024	5.9%	3.5%	1.7%
Third Quarter 2024	5.9	3.6	1.7
Second Quarter 2024	6.6	3.0	0.8
First Quarter 2024	4.8	1.5	*

Forecasted 30-year mortgage interest rates by period of estimate:(3)
	Through the end of December 31,	For the Full Year ending December 31,
	2025	2026	2027
Second Quarter 2025	6.7%	6.3%	6.3%
First Quarter 2025	6.6	6.3	6.3

	Through the end of December 31,	For the Full Year ending December 31,
	2024	2025	2026
Fourth Quarter 2024	6.8%	6.8%	6.7%
Third Quarter 2024	6.2	5.9	5.9
Second Quarter 2024	7.0	6.6	6.4
First Quarter 2024	6.8	6.4	6.2
*    Represents less than 0.05% of home price growth (decline).
(1)These forecasts are provided solely for the purpose of providing insight into our credit loss model. Forecasts for future periods are subject to significant uncertainty, which increases for periods that are further in the future. We provide our most recent forecasts for certain macroeconomic and housing market conditions in “Key Market Economic Indicators.” In addition, each month our Economic and Strategic Research Group provides its economic and housing outlook, which is available in the “Data and Insights” section of our website, www.fanniemae.com. Information on our website is not incorporated into this report.
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

Fannie Mae Second Quarter 2025 Form 10-Q	53

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

Single-Family Sensitivities - Hypothetical Changes to Model Inputs

Forecasted change to the first 12 months of the forecast:	Allowance Impact	Approximate Change in Allowance as of June 30, 2025(1)
(In percentage points)
Change in home prices growth rate:(2)
+1%		3%
-1%		4%

Change in 30-year interest rates:
+0.5%		4%
-0.5%		4%
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
Multifamily Sensitivities and Inputs
The table below provides information about our most significant macroeconomic inputs used in determining our multifamily allowance for loan losses: multifamily property net operating income and property value growth rates. Although the model consumes a wide range of possible future economic scenarios, the forecasts below represent the mean path of those simulations used in determining the multifamily allowance for the quarter ended June 30, 2025, and for the quarter ended December 31, 2024, and how those forecasts have changed between periods of estimate. Our forecasts include estimates for periods beyond those presented below.

Fannie Mae Second Quarter 2025 Form 10-Q	54

MD&A | Critical Accounting Estimates

Select Multifamily Macroeconomic Model Inputs(1)

Forecasted net operating income growth (decline) rate by period of estimate:
	For the Full Year ending December 31,
	2024	2025	2026	2027
Second Quarter 2025	N/A	2.4%	0.7%	1.4%
Fourth Quarter 2024	3.1%	1.7%	0.3%	N/A

Forecasted property value growth (decline) rate by period of estimate:
	For the Full Year ending December 31,
	2024	2025	2026	2027
Second Quarter 2025	N/A	(7.4)%	1.3%	3.7%
Fourth Quarter 2024	(8.7)%	(1.1)%	3.7%	N/A
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

Multifamily Sensitivities - Hypothetical Changes to Model Inputs

Forecasted change to the first 12 months of the forecast:	Allowance Impact	Approximate Change in Allowance as of June 30, 2025(1)
(In percentage points)
Change in net operating income growth rate:
+1%		2%
-1%		2%

Change in property value growth rate:
+1%		3%
-1%		3%
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

Fannie Mae Second Quarter 2025 Form 10-Q	55

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
•our business plans and strategies, and their impact, including our plans relating to new credit score models;
•the credit performance of the loans in our guaranty book of business and the factors that will affect such performance;
•how we intend to repay our debt obligations;
•the impact on our single-family guaranty book servicing concentration if Rocket Companies’ announced acquisition of Mr. Cooper Group is completed;
•the impact of the adoption of new accounting guidance;
•our payments to specified U.S. Department of Housing and Urban Development (“HUD”) and Treasury funds in support of affordable housing under the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended (the “GSE Act”);
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
•domestic, regional and global political risks and uncertainties, including the impact of conflicts in the Middle East, the Russian war in Ukraine, and tensions between China and Taiwan;

Fannie Mae Second Quarter 2025 Form 10-Q	56

MD&A | Forward-Looking Statements

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
•the investment by Treasury, including the impact of past or potential future changes to the terms of the senior preferred stock purchase agreement, senior preferred stock or warrant, and their effect on our business, including restrictions imposed on us by the terms of the senior preferred stock purchase agreement, the senior preferred stock, or the warrant, as well as the extent that these or other restrictions on our business and activities are applied to us through other mechanisms even if we cease to be subject to these agreements and instruments;
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
•future legislative and regulatory requirements or changes, governmental initiatives, or executive orders affecting macroeconomic conditions, such as changes to trade, fiscal, tax or immigration policies;
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
•the possibility that changes in leadership at FHFA or the Administration will result in additional changes that affect our company or our business;
•actions we may be required to take by FHFA, in its role as our conservator or as our regulator, such as changes in the type of business we do, actions relating to UMBS or our resecuritization of Freddie Mac-issued securities, or credit risk management actions;
•limitations on our business imposed by FHFA, in its role as our conservator or as our regulator;
•adverse effects from activities we undertake to support the mortgage market and help borrowers, renters, lenders and servicers, including actions we may take to reach additional underserved borrowers, or from pursuing new business activities;

Fannie Mae Second Quarter 2025 Form 10-Q	57

MD&A | Forward-Looking Statements

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
•our reliance on U.S. Financial Technology, LLC (“U.S. Fin Tech”), formerly named Common Securitization Solutions, LLC, and the common securitization platform U.S. Fin Tech operates for a majority of our single-family securitization activities; provisions in the limited liability company agreement with U.S. Fin Tech that permit FHFA to appoint members to the U.S. Fin Tech Board of Managers, which limit the ability of Fannie Mae and Freddie Mac to control decisions of the Board; and changes FHFA may require in our relationship with or in our support of U.S. Fin Tech;
•the effectiveness of our risk management processes and related controls;
•the effectiveness of our business resiliency plans and systems;
•the stability and adequacy of the systems and infrastructure that impact our operations, including ours and those of U.S. Fin Tech, our other counterparties and other third parties;
•our reliance on models and future updates we make to our models, including the data and assumptions used by these models;
•opportunities and risks presented by the use or anticipated use of artificial intelligence (“AI”) technologies or other emerging technologies by us or third parties, including generative AI and agentic AI;
•cyber attacks or other cybersecurity breaches or threats impacting us, the third parties with which we do business or our regulators;
•changes in GAAP, guidance by the Financial Accounting Standards Board (“FASB”), SEC guidance, and our accounting policies; and
•the other factors described in “Risk Factors” in our 2024 Form 10-K.
Readers are cautioned not to unduly rely on the forward-looking statements we make and to place these forward-looking statements into proper context by carefully considering the factors identified above and those discussed in “Risk Factors” in our 2024 Form 10-K. These forward-looking statements are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement as a result of new information, future events or otherwise, except as required under the federal securities laws.

Fannie Mae Second Quarter 2025 Form 10-Q	58

Financial Statements | Condensed Consolidated Balance Sheets
Item 1.  Financial Statements
FANNIE MAE
(In conservatorship)
Condensed Consolidated Balance Sheets — (Unaudited)
(Dollars in millions)

	As of
	June 30, 2025	December 31, 2024

ASSETS
Cash and cash equivalents	$38,229	$38,853
Restricted cash and cash equivalents (includes $33,264 and $31,893, respectively, related to consolidated trusts)	40,323	39,958
Securities purchased under agreements to resell (includes $1,553 and $0, respectively, related to consolidated trusts)	23,753	15,975
Investments in securities, at fair value	77,430	79,197
Mortgage loans:
Loans held for sale, at lower of cost or fair value	393	373
Loans held for investment, at amortized cost:
Of Fannie Mae	51,905	50,053
Of consolidated trusts	4,076,080	4,095,287
Total loans held for investment (includes $4,892 and $3,744, respectively, at fair value)	4,127,985	4,145,340
Allowance for loan losses	(8,247)	(7,707)
Total loans held for investment, net of allowance	4,119,738	4,137,633
Total mortgage loans	4,120,131	4,138,006
Advances to lenders	2,211	1,825
Deferred tax assets, net	10,127	10,545
Accrued interest receivable (includes $11,031 and $10,666, respectively, related to consolidated trusts)	11,678	11,364
Other assets	14,345	14,008
Total assets	$4,338,227	$4,349,731
LIABILITIES AND EQUITY
Liabilities:
Accrued interest payable (includes $11,116 and $10,858, respectively, related to consolidated trusts)	$11,841	$11,585
Debt:
Of Fannie Mae (includes $327 and $385, respectively, at fair value)	128,316	139,422
Of consolidated trusts (includes $15,305 and $13,292, respectively, at fair value)	4,082,196	4,088,675
Other liabilities (includes $1,663 and $1,699, respectively, related to consolidated trusts)	14,238	15,392
Total liabilities	4,236,591	4,255,074
Commitments and contingencies (Note 14)	—	—
Fannie Mae stockholders’ equity:
Senior preferred stock (liquidation preference of $219,811 and $212,029, respectively)	120,836	120,836
Preferred stock, 700,000,000 shares are authorized—555,374,922 shares issued and outstanding	19,130	19,130
Common stock, no par value, no maximum authorization—1,308,762,703 shares issued and 1,158,087,567 shares outstanding	687	687
Accumulated deficit	(31,647)	(38,625)
Accumulated other comprehensive income	30	29
Treasury stock, at cost, 150,675,136 shares	(7,400)	(7,400)
Total stockholders’ equity	101,636	94,657
Total liabilities and equity	$4,338,227	$4,349,731

See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) Second Quarter 2025 Form 10-Q	59

Financial Statements | Condensed Consolidated Statements of Operations and Comprehensive Income
FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Operations and Comprehensive Income — (Unaudited)
(Dollars and shares in millions, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2025	2024	2025	2024
Interest income:
Investments in securities	$1,170	$915	$2,297	$1,836
Mortgage loans	37,693	35,617	75,092	70,833
Other	548	743	1,038	1,404
Total interest income	39,411	37,275	78,427	74,073
Interest expense:
Short-term debt	(103)	(130)	(208)	(325)
Long-term debt	(32,153)	(29,877)	(64,063)	(59,457)
Total interest expense	(32,256)	(30,007)	(64,271)	(59,782)
Net interest income	7,155	7,268	14,156	14,291
(Provision) benefit for credit losses	(946)	300	(970)	480
Net interest income after (provision) benefit for credit losses	6,209	7,568	13,186	14,771
Fair value gains (losses), net	211	447	334	927
Fee and other income	86	68	170	140
Investment gains (losses), net	(8)	(62)	(8)	(40)
Non-interest income	289	453	496	1,027
Non-interest expense:
Salaries and employee benefits	(492)	(496)	(1,103)	(1,007)
Professional services, technology, and occupancy	(355)	(403)	(736)	(781)
Legislative assessments	(939)	(939)	(1,870)	(1,869)
Credit enhancement expense	(400)	(405)	(879)	(824)
Other income (expense), net	(158)	(174)	(356)	(280)
Total non-interest expense	(2,344)	(2,417)	(4,944)	(4,761)
Income before federal income taxes	4,154	5,604	8,738	11,037
Provision for federal income taxes	(837)	(1,120)	(1,760)	(2,233)
Net income	3,317	4,484	6,978	8,804
Other comprehensive income (loss)	7	(7)	1	(3)
Total comprehensive income	$3,324	$4,477	$6,979	$8,801
Net income	$3,317	$4,484	$6,978	$8,804
Dividends distributed or amounts attributable to senior preferred stock	(3,324)	(4,477)	(6,979)	(8,801)
Net income (loss) attributable to common stockholders	$(7)	$7	$(1)	$3
Earnings per share:
Basic	$0.00	$0.00	$0.00	$0.00
Diluted	0.00	0.00	0.00	0.00
Weighted-average common shares outstanding:
Basic	5,867	5,867	5,867	5,867
Diluted	5,867	5,893	5,867	5,893

See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) Second Quarter 2025 Form 10-Q	60

Financial Statements | Condensed Consolidated Statements of Cash Flows
FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Cash Flows — (Unaudited)
(Dollars in millions)

	For the Six Months Ended June 30,
	2025	2024
Net cash provided by (used in) operating activities	$8,413	$8,622
Cash flows provided by (used in) investing activities:
Mortgage loans acquired held for investment:
Purchases	(58,237)	(64,066)
Proceeds from sales	582	1,952
Proceeds from repayments	190,263	168,189
Advances to lenders	(45,763)	(39,996)
Proceeds from disposition of acquired property, preforeclosure sales and insurance proceeds	1,396	2,143
Net change in securities purchased under agreements to resell	(7,778)	3,050
Other, net	(1,216)	(739)
Net cash provided by (used in) investing activities	79,247	70,533
Cash flows provided by (used in) financing activities:
Borrowings that have an original maturity of three months or less, net	15	(1,559)
Proceeds from issuance of debt of Fannie Mae	12,907	15,117
Payments to redeem debt of Fannie Mae	(24,801)	(18,995)
Proceeds from issuance of debt of consolidated trusts	121,287	105,591
Payments to redeem debt of consolidated trusts	(197,324)	(169,702)
Other, net	(3)	—
Net cash provided by (used in) financing activities	(87,919)	(69,548)
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	(259)	9,607
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	78,811	68,706
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$78,552	$78,313
Cash paid during the period for:
Interest	$67,546	$63,302
Income taxes, net of refunds	1,150	1,450

See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) Second Quarter 2025 Form 10-Q	61

Financial Statements | Condensed Consolidated Statements of Changes in Equity
FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Changes in
Equity — (Unaudited)
(Dollars and shares in millions)

	Fannie Mae Stockholders’ Equity
	Shares Outstanding			Senior Preferred Stock	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Equity
	Senior Preferred	Preferred	Common
Balance as of March 31, 2025	1	556	1,158	$120,836	$19,130	$687	$(34,964)	$23	$(7,400)	$98,312
Comprehensive income:
Net income	—	—	—	—	—	—	3,317	—	—	3,317
Other comprehensive income, net of tax effect:
Changes in net unrealized gains (losses) on available-for-sale securities (net of taxes of $2)	—	—	—	—	—	—	—	9	—	9
Reclassification adjustment for (gains) losses included in net income (net of taxes of $0)	—	—	—	—	—	—	—	—	—	—
Other (net of taxes of $0)	—	—	—	—	—	—	—	(2)	—	(2)
Total comprehensive income										3,324
Balance as of June 30, 2025	1	556	1,158	$120,836	$19,130	$687	$(31,647)	$30	$(7,400)	$101,636

	Fannie Mae Stockholders’ Equity
	Shares Outstanding			Senior Preferred Stock	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Equity
	Senior Preferred	Preferred	Common
Balance as of December 31, 2024	1	556	1,158	$120,836	$19,130	$687	$(38,625)	$29	$(7,400)	$94,657
Comprehensive income:
Net income	—	—	—	—	—	—	6,978	—	—	6,978
Other comprehensive income, net of tax effect:
Changes in net unrealized gains (losses) on available-for-sale securities (net of taxes of $1)	—	—	—	—	—	—	—	3	—	3
Reclassification adjustment for (gains) losses included in net income (net of taxes of $0)	—	—	—	—	—	—	—	1	—	1
Other (net of taxes of $1)	—	—	—	—	—	—	—	(3)	—	(3)
Total comprehensive income										6,979
Balance as of June 30, 2025	1	556	1,158	$120,836	$19,130	$687	$(31,647)	$30	$(7,400)	$101,636

Fannie Mae (In conservatorship) Second Quarter 2025 Form 10-Q	62

Financial Statements | Condensed Consolidated Statements of Changes in Equity

	Fannie Mae Stockholders’ Equity
	Shares Outstanding			Senior Preferred Stock	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Equity
	Senior Preferred	Preferred	Common
Balance as of March 31, 2024	1	556	1,158	$120,836	$19,130	$687	$(51,283)	$36	$(7,400)	$82,006
Comprehensive income:
Net income	—	—	—	—	—	—	4,484	—	—	4,484
Other comprehensive income, net of tax effect:
Changes in net unrealized gains (losses) on available-for-sale securities (net of taxes of $2)	—	—	—	—	—	—	—	(7)	—	(7)
Reclassification adjustment for (gains) losses included in net income (net of taxes of $0)	—	—	—	—	—	—	—	1	—	1
Other (net of taxes of $1)	—	—	—	—	—	—	—	(1)	—	(1)
Total comprehensive income										4,477
Balance as of June 30, 2024	1	556	1,158	$120,836	$19,130	$687	$(46,799)	$29	$(7,400)	$86,483

	Fannie Mae Stockholders’ Equity
	Shares Outstanding			Senior Preferred Stock	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Equity
	Senior Preferred	Preferred	Common
Balance as of December 31, 2023	1	556	1,158	$120,836	$19,130	$687	$(55,603)	$32	$(7,400)	$77,682
Comprehensive income:
Net income	—	—	—	—	—	—	8,804	—	—	8,804
Other comprehensive income, net of tax effect:
Changes in net unrealized gains (losses) on available-for-sale securities (net of taxes of $0)	—	—	—	—	—	—	—	(1)	—	(1)
Reclassification adjustment for (gains) losses included in net income (net of taxes of $0)	—	—	—	—	—	—	—	1	—	1
Other (net of taxes of $1)	—	—	—	—	—	—	—	(3)	—	(3)
Total comprehensive income										8,801
Balance as of June 30, 2024	1	556	1,158	$120,836	$19,130	$687	$(46,799)	$29	$(7,400)	$86,483

See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) Second Quarter 2025 Form 10-Q	63

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
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include our accounts as well as the accounts of other entities in which we have a controlling financial interest. All intercompany balances and transactions have been eliminated.
The accompanying financial statements should be read in conjunction with our audited consolidated financial statements and related notes included in our 2024 Form 10-K. Certain disclosures are condensed or omitted from the accompanying financial statements as they are not required for interim financial statements under GAAP. In the opinion of management, the accompanying financial statements contain all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of our results. The nature of our business is such that the results of any interim period are not necessarily indicative of results for a full year. To conform to our current-period presentation, we have reclassified certain amounts reported in our prior period consolidated financial statements.
Beginning in the first quarter of 2025, we changed our presentation on the condensed consolidated statement of cash flows for certain borrowings with original contractual maturities of three months or less such that the proceeds from the issuance of these borrowings and the related payments to redeem them are presented on a net basis. Previously, proceeds from the issuance of these borrowings and the related repayments to redeem them were presented separately (i.e., gross) on the condensed consolidated statements of cash flows. As a result of this change, we recast the prior periods presented to reflect the net presentation of cash flows on these borrowings. For borrowings with original contractual maturities greater than three months, we continue to present proceeds from issuance and payments to redeem the borrowings on a gross basis.
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
Earnings per Share
Earnings per share (“EPS”) is presented for basic and diluted EPS. For the three months ended June 30, 2025 and 2024, the weighted average shares outstanding used in the computation of basic and diluted EPS includes 4.7 billion shares of common stock that would be issuable upon full exercise of the common stock warrant issued to the U.S. Department of the Treasury (“Treasury”).

Fannie Mae (In conservatorship) Second Quarter 2025 Form 10-Q	64

Notes to Condensed Consolidated Financial Statements | Summary of Significant Accounting Policies
For the calculation of diluted EPS, the weighted average shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. For the three and six months ended June 30, 2025, our diluted EPS weighted-average shares outstanding does not include the 26 million shares issuable upon the conversion of convertible preferred stock because it would have had an anti-dilutive effect. For the three and six months ended June 30, 2024, our diluted EPS weighted-average shares outstanding includes 26 million shares issuable upon the conversion of convertible preferred stock.
Collateral
We enter into various transactions where we pledge and accept collateral, the most common of which are our derivative transactions. We also pledge and receive collateral under our repurchase and reverse repurchase agreements.
We posted U.S. Treasury securities of $9.7 billion and $8.9 billion as collateral as of June 30, 2025 and December 31, 2024, respectively. The fair value of non-cash collateral received was $63.9 billion and $56.3 billion, of which $61.7 billion and $49.0 billion could be sold or repledged as of June 30, 2025 and December 31, 2024, respectively. None of the underlying collateral we received was sold or repledged as of June 30, 2025 or December 31, 2024.
Foreclosed Property
We present foreclosed property in “Other assets” in our condensed consolidated balance sheets. We held $1.8 billion and $1.7 billion of acquired property, net as of June 30, 2025 and December 31, 2024, respectively.
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
Senior Preferred Stock Purchase Agreement
FHFA, as conservator, entered into a senior preferred stock purchase agreement with Treasury on our behalf in September 2008. In connection with that agreement, we issued Treasury one million shares of Variable Liquidation Preference Senior Preferred Stock, Series 2008-2, which we refer to as the “senior preferred stock,” and a warrant to purchase shares equal to 79.9% of our common stock, on a fully diluted basis, for a nominal price of $0.00001. This agreement also provides funding to us under certain circumstances if we have a net worth deficit. Pursuant to the senior preferred stock purchase agreement, we have received a total of $119.8 billion from Treasury as of June 30, 2025, and the amount of remaining funding available to us under the agreement is $113.9 billion. We have not received any funding from Treasury under this commitment since the first quarter of 2018. We had a positive net worth of $101.6 billion as of June 30, 2025.

Fannie Mae (In conservatorship) Second Quarter 2025 Form 10-Q	65

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
The aggregate liquidation preference of the senior preferred stock increased to $219.8 billion as of June 30, 2025 from $216.2 billion as of March 31, 2025, due to the increase in our net worth in the first quarter of 2025. The aggregate liquidation preference of the senior preferred stock will further increase to $223.1 billion as of September 30, 2025, due to the increase in our net worth in the second quarter of 2025.
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
Unconsolidated VIEs
The following table displays our maximum exposure to loss as a result of our involvement with unconsolidated VIEs and the total assets of the VIEs.
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

Fannie Mae (In conservatorship) Second Quarter 2025 Form 10-Q	66

Notes to Condensed Consolidated Financial Statements | Consolidations and Transfers of Financial Assets

	As of
	June 30, 2025		December 31, 2024
	Total Assets	Maximum Exposure to Loss	Total Assets	Maximum Exposure to Loss
	(Dollars in millions)
Securitization and resecuritization trusts(1)	$200,507	$195,404	$203,841	$203,316
Credit risk transfer SPVs(2)	24,620	24,623	23,222	23,224
Limited partnerships, including low income housing tax credit ("LIHTC") investments(3)	6,372	713	6,428	669
(1)The net carrying amount of securitization and resecuritization trusts were $1.3 billion and $1.2 billion as of June 30, 2025 and December 31, 2024, respectively, which are primarily classified in Investments in securities, at fair value in our condensed consolidated balance sheets.
(2)Maximum exposure to loss of credit risk transfer SPVs consists of the unpaid principal balance and accrued interest payable of obligations issued by Connecticut Avenue Securities® ("CAS") and Multifamily Connecticut Avenue Securities® ("MCAS") SPVs.
(3)The net carrying value of LIHTC investments that represent VIEs was $713 million and $669 million as of June 30, 2025 and December 31, 2024, respectively. The net carrying value of all LIHTC investments was $2.1 billion and $2.0 billion as of June 30, 2025 and December 31, 2024, respectively. In our condensed consolidated balance sheets, the LIHTC investment assets and liabilities are classified as Other assets and Other liabilities, respectively.
As of June 30, 2025, the unpaid principal balance of our multifamily loan portfolio was $501.6 billion. As our lending relationship does not provide us with a controlling financial interest in the borrower entity for loans in our multifamily loan portfolio, we do not consolidate these borrowers regardless of their status as either a VIE or a voting interest entity. We have excluded these entities from our VIE disclosures; however, the disclosures we have provided in “Note 4, Mortgage Loans,” “Note 5, Allowance for Loan Losses” and “Note 7, Financial Guarantees” with respect to this population are consistent with the FASB’s stated objectives for the disclosures related to unconsolidated VIEs.
Transfers of Financial Assets and Portfolio Securitizations
We issue single-class Fannie Mae MBS through portfolio securitization transactions by transferring pools of mortgage loans or mortgage-related securities to one or more trusts or special purpose entities. For the three months ended June 30, 2025 and 2024, the unpaid principal balance of portfolio securitizations was $30.9 billion and $35.5 billion, respectively. For the six months ended June 30, 2025 and 2024, the unpaid principal balance of portfolio securitizations was $66.4 billion and $66.7 billion, respectively. We consolidate the substantial majority of these portfolio securitization transactions.
We retain interests from the transfer and sale of mortgage-related securities to unconsolidated single-class portfolio securitization trusts and unconsolidated single-class and multi-class portfolio resecuritization trusts. As of June 30, 2025, the unpaid principal balance of retained interests was $610 million and its related fair value was $950 million. As of December 31, 2024, the unpaid principal balance of retained interests was $661 million and its related fair value was $1.0 billion. For the three months ended June 30, 2025 and 2024, the principal, interest and other fees received on retained interests was $66 million and $63 million, respectively. For the six months ended June 30, 2025 and 2024, the principal, interest and other fees received on retained interests was $123 million and $127 million, respectively.
4.  Mortgage Loans
We record on our consolidated balance sheets single-family mortgage loans, which are secured by four or fewer residential dwelling units, and multifamily mortgage loans, which are secured by five or more residential dwelling units. We classify these loans as either held for investment (“HFI”) or held for sale (“HFS”). Unless otherwise noted, within “Note 4, Mortgage Loans,” we report the amortized cost of HFI loans for which we have not elected the fair value option at the unpaid principal balance, net of unamortized premiums and discounts, hedge-related basis adjustments, other cost basis adjustments, and accrued interest receivable. Within our condensed consolidated balance sheets, we present accrued interest receivable, net separately from the amortized cost of our loans held for investment. We report the carrying value of HFS loans at the lower of cost or fair value and record valuation changes in “Investment gains (losses), net” in our condensed consolidated statements of operations and comprehensive income.
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

Fannie Mae (In conservatorship) Second Quarter 2025 Form 10-Q	67

Notes to Condensed Consolidated Financial Statements | Mortgage Loans
The following table displays the carrying value of our mortgage loans and allowance for loan losses.

	As of
	June 30, 2025	December 31, 2024
	(Dollars in millions)
Single-family	$3,593,460	$3,619,838
Multifamily	501,559	490,358
Total unpaid principal balance of mortgage loans	4,095,019	4,110,196
Cost basis and fair value adjustments, net	33,359	35,517
Allowance for loan losses for HFI loans	(8,247)	(7,707)
Total mortgage loans(1)	$4,120,131	$4,138,006
(1)Excludes $11.2 billion and $10.8 billion of accrued interest receivable as of June 30, 2025 and December 31, 2024, respectively.
The following table displays information about our purchase of HFI loans, redesignation of loans and sales of mortgage loans during the period.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2025	2024	2025	2024
	(Dollars in millions)
Purchase of HFI loans:
Single-family unpaid principal balance	$83,567	$85,776	$147,194	$148,066
Multifamily unpaid principal balance	16,636	9,271	28,150	19,339

Single-family loans redesignated from HFI to HFS:
Amortized cost	$194	$216	$704	$452
Lower of cost or fair value adjustment at time of redesignation(1)	(21)	(18)	(90)	(38)
Allowance reversed at time of redesignation	3	4	20	3

Single-family loans sold:
Unpaid principal balance	$660	$1,832	$660	$2,331
Realized gains (losses), net	7	8	7	13
(1)Consists of the write-off against the allowance at the time of redesignation.

Fannie Mae (In conservatorship) Second Quarter 2025 Form 10-Q	68

Notes to Condensed Consolidated Financial Statements | Mortgage Loans
Aging Analysis
The following tables display an aging analysis of the total amortized cost of our HFI mortgage loans by portfolio segment and class of financing receivable, excluding loans for which we have elected the fair value option.

	As of June 30, 2025
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(1)	Total Delinquent	Current	Total	Loans 90 Days or More Delinquent and Accruing Interest	Nonaccrual Loans with No Allowance
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$31,875	$8,194	$19,203	$59,272	$3,186,164	$3,245,436	$238	$3,444
15-year or less, amortizing fixed-rate	1,373	277	558	2,208	341,928	344,136	11	188
Adjustable-rate	150	36	92	278	24,783	25,061	1	18
Other(2)	459	131	350	940	18,047	18,987	16	136
Total single-family	33,857	8,638	20,203	62,698	3,570,922	3,633,620	266	3,786
Multifamily(3)	671	N/A	2,455	3,126	497,514	500,640	31	1,099
Total	$34,528	$8,638	$22,658	$65,824	$4,068,436	$4,134,260	$297	$4,885

	As of December 31, 2024
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(1)	Total Delinquent	Current	Total	Loans 90 Days or More Delinquent and Accruing Interest	Nonaccrual Loans with No Allowance
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$34,339	$9,582	$20,004	$63,925	$3,183,403	$3,247,328	$329	$3,790
15-year or less, amortizing fixed-rate	1,545	352	616	2,513	367,214	369,727	16	208
Adjustable-rate	158	45	92	295	24,723	25,018	3	18
Other(2)	488	143	407	1,038	19,568	20,606	21	184
Total single-family	36,530	10,122	21,119	67,771	3,594,908	3,662,679	369	4,200
Multifamily(3)	491	N/A	2,060	2,551	487,176	489,727	76	1,070
Total	$37,021	$10,122	$23,179	$70,322	$4,082,084	$4,152,406	$445	$5,270
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
The amortized cost of single-family mortgage loans for which formal foreclosure proceedings were in process was $5.1 billion and $4.7 billion as of June 30, 2025 and December 31, 2024, respectively. As a result of our various loss mitigation and foreclosure prevention efforts, we expect that only a small portion of the loans in the process of formal foreclosure proceedings will ultimately foreclose.

Fannie Mae (In conservatorship) Second Quarter 2025 Form 10-Q	69

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

Fannie Mae (In conservatorship) Second Quarter 2025 Form 10-Q	70

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

	Credit Quality Indicators as of June 30, 2025 and Write-offs for the Six Months Ended June 30, 2025, by Year of Origination(1)
	2025	2024	2023	2022	2021	Prior	Total
	(Dollars in millions)
Estimated mark-to-market LTV ratio:(2)
20- and 30-year or more, amortizing fixed-rate:
Less than or equal to 80%	$67,747	$176,742	$164,943	$331,096	$827,820	$1,364,477	$2,932,825
Greater than 80% and less than or equal to 90%	17,824	66,837	60,483	53,627	11,436	2,826	213,033
Greater than 90% and less than or equal to 100%	26,261	43,876	14,036	10,517	1,382	363	96,435
Greater than 100%	1	474	799	1,504	198	167	3,143
Total 20- and 30-year or more, amortizing fixed-rate	111,833	287,929	240,261	396,744	840,836	1,367,833	3,245,436
Current-year 20- and 30-year or more, amortizing fixed-rate write-offs	—	19	40	85	50	120	314
15-year or less, amortizing fixed-rate:
Less than or equal to 80%	5,095	7,838	5,876	28,986	135,549	159,233	342,577
Greater than 80% and less than or equal to 90%	401	537	165	75	4	—	1,182
Greater than 90% and less than or equal to 100%	227	131	8	10	—	—	376
Greater than 100%	—	—	—	1	—	—	1
Total 15-year or less, amortizing fixed-rate	5,723	8,506	6,049	29,072	135,553	159,233	344,136
Current-year 15-year or less, amortizing fixed-rate write-offs	—	—	1	2	1	2	6
Adjustable-rate:
Less than or equal to 80%	1,300	1,603	1,796	4,348	5,148	8,679	22,874
Greater than 80% and less than or equal to 90%	261	432	403	534	20	5	1,655
Greater than 90% and less than or equal to 100%	136	146	98	115	6	1	502
Greater than 100%	—	1	7	21	1	—	30
Total adjustable-rate	1,697	2,182	2,304	5,018	5,175	8,685	25,061
Current-year adjustable-rate write-offs	—	—	—	1	—	—	1
Other:
Less than or equal to 80%	—	—	—	—	—	15,780	15,780
Greater than 80% and less than or equal to 90%	—	—	—	—	—	43	43
Greater than 90% and less than or equal to 100%	—	—	—	—	—	21	21
Greater than 100%	—	—	—	—	—	20	20
Total other	—	—	—	—	—	15,864	15,864
Current-year other write-offs	—	—	—	—	—	25	25
Total for all classes by LTV ratio:(2)
Less than or equal to 80%	$74,142	$186,183	$172,615	$364,430	$968,517	$1,548,169	$3,314,056
Greater than 80% and less than or equal to 90%	18,486	67,806	61,051	54,236	11,460	2,874	215,913
Greater than 90% and less than or equal to 100%	26,624	44,153	14,142	10,642	1,388	385	97,334
Greater than 100%	1	475	806	1,526	199	187	3,194
Total	$119,253	$298,617	$248,614	$430,834	$981,564	$1,551,615	$3,630,497
Total current-year write-offs	$—	$19	$41	$88	$51	$147	$346

Fannie Mae (In conservatorship) Second Quarter 2025 Form 10-Q	71

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

	Credit Quality Indicators as of December 31, 2024 and Write-offs for the Year Ended December 31, 2024, by Year of Origination(1)
	2024	2023	2022	2021	2020	Prior	Total
	(Dollars in millions)
Estimated mark-to-market LTV ratio:(2)
20- and 30-year or more, amortizing fixed-rate:
Less than or equal to 80%	$156,136	$161,237	$324,160	$849,984	$714,620	$710,162	$2,916,299
Greater than 80% and less than or equal to 90%	53,904	67,163	71,059	18,333	2,078	1,338	213,875
Greater than 90% and less than or equal to 100%	67,749	27,468	16,801	1,757	233	205	114,213
Greater than 100%	266	670	1,616	208	48	133	2,941
Total 20- and 30-year or more, amortizing fixed-rate	278,055	256,538	413,636	870,282	716,979	711,838	3,247,328
Current-year 20- and 30-year or more, amortizing fixed-rate write-offs	2	43	130	114	71	261	621
15-year or less, amortizing fixed-rate:
Less than or equal to 80%	7,508	6,455	31,140	145,254	102,032	75,904	368,293
Greater than 80% and less than or equal to 90%	576	314	168	11	—	—	1,069
Greater than 90% and less than or equal to 100%	323	24	16	1	—	—	364
Greater than 100%	—	—	1	—	—	—	1
Total 15-year or less, amortizing fixed-rate	8,407	6,793	31,325	145,266	102,032	75,904	369,727
Current-year 15-year or less, amortizing fixed-rate write-offs	—	1	2	2	1	4	10
Adjustable-rate:
Less than or equal to 80%	1,471	1,790	4,369	5,400	1,478	8,159	22,667
Greater than 80% and less than or equal to 90%	434	502	729	44	5	2	1,716
Greater than 90% and less than or equal to 100%	272	154	165	4	1	1	597
Greater than 100%	—	8	29	1	—	—	38
Total adjustable-rate	2,177	2,454	5,292	5,449	1,484	8,162	25,018
Current-year adjustable-rate write-offs	—	—	1	—	—	1	2
Other:
Less than or equal to 80%	—	—	—	—	—	16,945	16,945
Greater than 80% and less than or equal to 90%	—	—	—	—	—	58	58
Greater than 90% and less than or equal to 100%	—	—	—	—	—	27	27
Greater than 100%	—	—	—	—	—	24	24
Total other	—	—	—	—	—	17,054	17,054
Current-year other write-offs	—	—	—	—	—	37	37
Total for all classes by LTV ratio:(2)
Less than or equal to 80%	$165,115	$169,482	$359,669	$1,000,638	$818,130	$811,170	$3,324,204
Greater than 80% and less than or equal to 90%	54,914	67,979	71,956	18,388	2,083	1,398	216,718
Greater than 90% and less than or equal to 100%	68,344	27,646	16,982	1,762	234	233	115,201
Greater than 100%	266	678	1,646	209	48	157	3,004
Total	$288,639	$265,785	$450,253	$1,020,997	$820,495	$812,958	$3,659,127
Total current-year write-offs	$2	$44	$133	$116	$72	$303	$670
(1)Excludes amortized cost of $3.1 billion and $3.6 billion as of June 30, 2025 and December 31, 2024, respectively, of mortgage loans guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies, which represents primarily reverse mortgages for which we do not calculate an estimated mark-to-market LTV ratio. For the six months ended June 30, 2025 and year ended December 31, 2024, it also excludes write-offs of $4 million and $47 million, respectively, of mortgage loans guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies. Year of loan origination may not be the same as the period in which we subsequently acquired the loan.
(2)The aggregate estimated mark-to-market LTV ratio is based on the unpaid principal balance of the loan divided by the estimated current value of the property as of the end of each reported period, which we calculate using an internal valuation model that estimates periodic changes in home value.

Fannie Mae (In conservatorship) Second Quarter 2025 Form 10-Q	72

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

	Credit Quality Indicators as of June 30, 2025 and Write-offs for the Six Months Ended June 30, 2025, by Year of Origination(1)
	2025	2024	2023	2022	2021	Prior	Total
	(Dollars in millions)
Internally assigned credit risk rating:
Pass(2)	$23,740	$54,011	$50,374	$49,448	$59,102	$234,560	$471,235
Special mention(3)	—	50	33	206	353	667	1,309
Substandard(4)	—	625	3,015	8,150	3,203	13,046	28,039
Doubtful(5)	—	3	—	—	2	52	57
Total	$23,740	$54,689	$53,422	$57,804	$62,660	$248,325	$500,640
Current-year write-offs	$—	$3	$60	$54	$36	$30	$183

	Credit Quality Indicators as of December 31, 2024 and Write-offs for the Year Ended December 31, 2024, by Year of Origination(1)
	2024	2023	2022	2021	2020	Prior	Total
	(Dollars in millions)
Internally assigned credit risk rating:
Pass(2)	$49,867	$51,194	$49,570	$59,687	$71,657	$175,887	$457,862
Special mention(3)	54	68	165	353	162	280	1,082
Substandard(4)	429	2,626	9,045	3,259	2,500	12,820	30,679
Doubtful(5)	—	42	—	62	—	—	104
Total	$50,350	$53,930	$58,780	$63,361	$74,319	$188,987	$489,727
Current-year write-offs	$—	$81	$192	$16	$27	$189	$505
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

Fannie Mae (In conservatorship) Second Quarter 2025 Form 10-Q	73

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

	For the Three Months Ended June 30, 2025
	Payment Delay (Only)
	Forbearance Plan	Payment Deferral	Trial Modification and Repayment Plans	Payment Delay and Term Extension(1)	Payment Delay, Term Extension, Interest Rate Reduction, and Other(1)	Total	Percentage of Total by Financing Class(2)
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$5,280	$2,635	$5,822	$3,166	$224	$17,127	1%
15-year or less, amortizing fixed-rate	185	82	175	36	2	480	*
Adjustable-rate	29	12	18	—	1	60	*
Other	30	28	50	21	8	137	1
Total single-family	5,524	2,757	6,065	3,223	235	17,804	*
Multifamily	20	—	—	—	35	55	*
Total(3)	$5,544	$2,757	$6,065	$3,223	$270	$17,859	*

	For the Six Months Ended June 30, 2025
	Payment Delay (Only)
	Forbearance Plan	Payment Deferral	Trial Modification and Repayment Plans	Payment Delay and Term Extension(1)	Payment Delay, Term Extension, Interest Rate Reduction, and Other(1)	Total	Percentage of Total by Financing Class(2)
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$7,505	$6,040	$8,447	$5,723	$355	$28,070	1%
15-year or less, amortizing fixed-rate	263	197	261	39	2	762	*
Adjustable-rate	44	22	29	—	3	98	*
Other	46	58	84	39	15	242	1
Total single-family	7,858	6,317	8,821	5,801	375	29,172	1
Multifamily	602	—	—	—	48	650	*
Total(3)	$8,460	$6,317	$8,821	$5,801	$423	$29,822	1

Fannie Mae (In conservatorship) Second Quarter 2025 Form 10-Q	74

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

	For the Three Months Ended June 30, 2024
	Payment Delay (Only)
	Forbearance Plan	Payment Deferral	Trial Modification and Repayment Plans	Payment Delay and Term Extension(1)	Payment Delay, Term Extension and Interest Rate Reduction(1)	Total	Percentage of Total by Financing Class(2)
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$4,905	$2,733	$4,498	$2,438	$32	$14,606	*
15-year or less, amortizing fixed-rate	195	84	162	1	—	442	*
Adjustable-rate	25	12	15	—	—	52	*
Other	25	38	56	28	12	159	1%
Total single-family	5,150	2,867	4,731	2,467	44	15,259	*
Multifamily	29	—	—	—	57	86	*
Total(3)	$5,179	$2,867	$4,731	$2,467	$101	$15,345	*

	For the Six Months Ended June 30, 2024
	Payment Delay (Only)
	Forbearance Plan	Payment Deferral	Trial Modification and Repayment Plans	Payment Delay and Term Extension(1)	Payment Delay, Term Extension and Interest Rate Reduction(1)	Total	Percentage of Total by Financing Class(2)
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$6,698	$6,155	$6,626	$4,605	$62	$24,146	1%
15-year or less, amortizing fixed-rate	271	199	235	2	1	708	*
Adjustable-rate	36	29	22	—	2	89	*
Other	38	82	92	55	23	290	1
Total single-family	7,043	6,465	6,975	4,662	88	25,233	1
Multifamily	31	—	—	—	62	93	*
Total(3)	$7,074	$6,465	$6,975	$4,662	$150	$25,326	1
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

Fannie Mae (In conservatorship) Second Quarter 2025 Form 10-Q	75

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

	For the Three Months Ended June 30,
	2025			2024
	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (in Months)	Average Amount Capitalized as a Result of a Payment Delay(1)	Weighted- Average Interest Rate Reduction	Weighted- Average Term Extension (in Months)	Average Amount Capitalized as a Result of a Payment Delay(1)
Loan by class of financing receivable:(2)
20- and 30-year or more, amortizing fixed-rate	0.60%	145	$13,775	0.74%	160	$13,518
15-year or less, amortizing fixed-rate	1.18	52	10,121	2.72	87	10,601
Adjustable-rate	1.31	—	11,166	—	—	10,062
Other	1.29	135	14,693	0.52	143	18,995

	For the Six Months Ended June 30,
	2025			2024
	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (in Months)	Average Amount Capitalized as a Result of a Payment Delay(1)	Weighted- Average Interest Rate Reduction	Weighted- Average Term Extension (in Months)	Average Amount Capitalized as a Result of a Payment Delay(1)
Loan by class of financing receivable:(2)
20- and 30-year or more, amortizing fixed-rate	0.61%	150	$13,061	0.87%	161	$13,675
15-year or less, amortizing fixed-rate	1.17	53	9,431	2.00	85	12,450
Adjustable-rate	1.31	—	10,487	2.00	—	11,822
Other	1.13	158	12,930	0.82	157	17,970
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

Fannie Mae (In conservatorship) Second Quarter 2025 Form 10-Q	76

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

	For the Three Months Ended June 30, 2025
	Payment Delay as a Result of a Payment Deferral (Only)	Payment Delay and Term Extension	Payment Delay, Term Extension, Interest Rate Reduction and Other	Total
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$1,190	$807	$26	$2,023
15-year or less, amortizing fixed-rate	31	—	—	31
Adjustable-rate	3	—	1	4
Other	12	6	2	20
Total single-family	1,236	813	29	2,078
Multifamily	—	—	—	—
Total loans that subsequently defaulted(1)(2)	$1,236	$813	$29	$2,078

	For the Six Months Ended June 30, 2025
	Payment Delay as a Result of a Payment Deferral (Only)	Payment Delay and Term Extension	Payment Delay, Term Extension, Interest Rate Reduction and Other	Total
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$1,998	$1,293	$40	$3,331
15-year or less, amortizing fixed-rate	55	—	—	55
Adjustable-rate	6	—	2	8
Other	19	10	4	33
Total single-family	2,078	1,303	46	3,427
Multifamily	—	—	—	—
Total loans that subsequently defaulted(1)(2)	$2,078	$1,303	$46	$3,427

Fannie Mae (In conservatorship) Second Quarter 2025 Form 10-Q	77

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

	For the Three Months Ended June 30, 2024
	Payment Delay as a Result of a Payment Deferral (Only)	Payment Delay and Term Extension	Payment Delay, Term Extension and Interest Rate Reduction	Total
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$1,178	$625	$9	$1,812
15-year or less, amortizing fixed-rate	31	—	—	31
Adjustable-rate	3	—	1	4
Other	16	8	5	29
Total single-family	1,228	633	15	1,876
Multifamily	—	—	13	13
Total loans that subsequently defaulted(1)(2)	$1,228	$633	$28	$1,889

	For the Six Months Ended June 30, 2024
	Payment Delay as a Result of a Payment Deferral (Only)	Payment Delay and Term Extension	Payment Delay, Term Extension and Interest Rate Reduction	Total
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$1,727	$925	$18	$2,670
15-year or less, amortizing fixed-rate	51	—	—	51
Adjustable-rate	5	—	2	7
Other	23	11	8	42
Total single-family	1,806	936	28	2,770
Multifamily	—	—	18	18
Total loans that subsequently defaulted(1)(2)	$1,806	$936	$46	$2,788
(1)    Represents amortized cost as of period end. Excludes loans that liquidated either through foreclosure, deed-in-lieu of foreclosure, or a short sale.
(2)    The substantial majority of loans that received a completed modification or a payment deferral during the three months ended June 30, 2025 did not default during the second quarter of 2025. The substantial majority of loans that received a completed modification or a payment deferral during the three months ended June 30, 2024 did not default during the second quarter of 2024.

Fannie Mae (In conservatorship) Second Quarter 2025 Form 10-Q	78

Notes to Condensed Consolidated Financial Statements | Mortgage Loans
The following tables display an aging analysis of HFI mortgage loans that were restructured during the twelve months prior to June 30, 2025 and June 30, 2024, respectively, presented by portfolio segment and class of financing receivable.

	As of June 30, 2025(1)
	30-59 Days Delinquent	60-89 Days Delinquent(2)	Seriously Delinquent	Total Delinquent	Current	Total
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$4,266	$2,647	$12,994	$19,907	$15,158	$35,065
15-year or less, amortizing fixed-rate	101	67	369	537	434	971
Adjustable-rate	13	7	55	75	41	116
Other	46	29	113	188	134	322
Total single-family loans modified	4,426	2,750	13,531	20,707	15,767	36,474
Multifamily	—	N/A	569	569	495	1,064
Total loans restructured(3)	$4,426	$2,750	$14,100	$21,276	$16,262	$37,538

	As of June 30, 2024(1)
	30-59 Days Delinquent	60-89 Days Delinquent(2)	Seriously Delinquent	Total Delinquent	Current	Total
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$3,970	$2,359	$10,681	$17,010	$12,933	$29,943
15-year or less, amortizing fixed-rate	116	63	348	527	403	930
Adjustable-rate	11	10	45	66	43	109
Other	60	36	124	220	180	400
Total single-family loans modified	4,157	2,468	11,198	17,823	13,559	31,382
Multifamily	—	N/A	361	361	883	1,244
Total loans restructured(3)	$4,157	$2,468	$11,559	$18,184	$14,442	$32,626
(1)    As of June 30, 2025, the substantial majority of loans that received a completed modification or a payment deferral during the second quarter of 2025 were not delinquent as of June 30, 2025. As of June 30, 2024, the substantial majority of loans that received a completed modification or a payment deferral during the second quarter of 2024 were not delinquent as of June 30, 2024.
(2)     Multifamily loans 60-89 days delinquent are included in the seriously delinquent column.
(3)    Represents the amortized cost basis as of period end.

Fannie Mae (In conservatorship) Second Quarter 2025 Form 10-Q	79

Notes to Condensed Consolidated Financial Statements | Mortgage Loans
Nonaccrual Loans
We recognize interest income on an accrual basis except when we believe the collection of principal and interest is not reasonably assured, at which time a loan is placed on nonaccrual status. See “Note 1, Summary of Significant Accounting Policies” in our 2024 Form 10-K for additional information on our accounting policies for single-family and multifamily nonaccrual loans.
The table below displays the accrued interest receivable written off through the reversal of interest income for nonaccrual loans.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in millions)
Accrued interest receivable written off through the reversal of interest income:
Single-family	$91	$97	$194	$179
Multifamily	9	4	17	6
The tables below include the amortized cost of and interest income recognized on our HFI single-family and multifamily loans on nonaccrual status by class, excluding loans for which we have elected the fair value option.

	As of			For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025
	June 30, 2025	March 31, 2025	December 31, 2024
	Amortized Cost(1)			Total Interest Income Recognized(2)
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$25,423	$26,335	$25,218	$56	$148
15-year or less, amortizing fixed-rate	736	771	770	1	3
Adjustable-rate	114	122	114	—	1
Other	428	463	482	1	3
Total single-family	26,701	27,691	26,584	58	155
Multifamily	2,862	2,702	2,517	6	7
Total nonaccrual loans	$29,563	$30,393	$29,101	$64	$162

	As of			For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2024
	June 30, 2024	March 31, 2024	December 31, 2023
	Amortized Cost(1)			Total Interest Income Recognized(2)
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$22,183	$22,712	$21,971	$45	$124
15-year or less, amortizing fixed-rate	704	734	727	1	3
Adjustable-rate	117	115	109	—	1
Other	496	480	508	2	4
Total single-family	23,500	24,041	23,315	48	132
Multifamily	1,836	1,812	1,890	24	26
Total nonaccrual loans	$25,336	$25,853	$25,205	$72	$158
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

Fannie Mae (In conservatorship) Second Quarter 2025 Form 10-Q	80

Notes to Condensed Consolidated Financial Statements | Allowance for Loan Losses
5.  Allowance for Loan Losses
We maintain an allowance for loan losses for HFI loans held by Fannie Mae and by consolidated Fannie Mae MBS trusts, excluding loans for which we have elected the fair value option.
The following table displays changes in our allowance for single-family loans, multifamily loans and total allowance for loan losses.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in millions)
Single-family allowance for loan losses:
Beginning balance	$(5,178)	$(6,275)	$(5,319)	$(6,671)
(Provision) benefit for loan losses	(707)	530	(723)	869
Write-offs	161	141	350	256
Recoveries	(53)	(99)	(85)	(157)
Ending balance	$(5,777)	$(5,703)	$(5,777)	$(5,703)
Multifamily allowance for loan losses:
Beginning balance	$(2,354)	$(2,104)	$(2,388)	$(2,059)
(Provision) benefit for loan losses	(205)	(245)	(204)	(402)
Write-offs	122	38	183	171
Recoveries	(33)	(12)	(61)	(33)
Ending balance	$(2,470)	$(2,323)	$(2,470)	$(2,323)
Total allowance for loan losses:
Beginning balance	$(7,532)	$(8,379)	$(7,707)	$(8,730)
(Provision) benefit for loan losses	(912)	285	(927)	467
Write-offs	283	179	533	427
Recoveries	(86)	(111)	(146)	(190)
Ending balance	$(8,247)	$(8,026)	$(8,247)	$(8,026)
Our single-family provision for loan losses for the three and six months ended June 30, 2025 was primarily driven by lower actual and projected home price growth. During the three and six months ended June 30, 2025, forecasted home price growth was revised downwards compared to our previous estimates. In addition, actual home prices came in lower than we had previously projected. Lower home prices heighten the likelihood that loans will default and increase the amount of losses on loans that default, which impacts our estimate of losses and ultimately increases our loss reserves and provision for loan losses.
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
•Provision from changes in loan activity. This includes provision on newly acquired loans and was primarily driven by the credit risk profile of our single-family acquisitions for the three and six months ended June 30, 2024, which primarily consisted of purchase loans. Purchase loans generally have higher original LTV ratios than refinance loans; therefore, purchase loans have a higher estimated risk of default and loss severity in the allowance than refinance loans and a correspondingly higher loan loss provision at the time of acquisition.
Our multifamily provision for loan losses for the three and six months ended June 30, 2025 was primarily driven by declines in actual and estimated near-term projected multifamily property values and new delinquencies during the second quarter.
Our multifamily provision for loan losses for the three months ended June 30, 2024 was primarily driven by continued declines in estimated actual and near-term projected multifamily property values and the impact of the then-new 30-day

Fannie Mae (In conservatorship) Second Quarter 2025 Form 10-Q	81

Notes to Condensed Consolidated Financial Statements | Allowance for Loan Losses
loan delinquencies in our multifamily guaranty book of business, including provision attributable to a portfolio of approximately $600 million of adjustable-rate conventional loans.
Our multifamily provision for loan losses for the six months ended June 30, 2024 was primarily driven by declines in estimated actual and near-term projected multifamily property values, the impact of the then-new 30-day loan delinquencies in our multifamily guaranty book of business, and increases in actual and projected interest rates.
6.  Investments in Securities
The following table displays our investments in securities.

	As of
	June 30, 2025	December 31, 2024
Trading securities:	(Dollars in millions)
Mortgage-related securities (includes $275 million and $300 million, respectively, related to consolidated trusts)	$1,185	$1,098
Non-mortgage-related securities	75,807	77,630
Total trading securities	76,992	78,728
Available-for-sale securities (amortized cost of $451 million and $487 million, respectively)	438	469
Total investments in securities	$77,430	$79,197

The following table displays information about our net trading gains (losses).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in millions)
Net trading gains (losses)	$329	$121	$983	$(140)
Net trading gains (losses) recognized in the period related to securities still held at period end	306	105	887	(157)

There were no significant gross unrealized gains or losses on our available-for-sale (“AFS”) investment portfolio as of June 30, 2025 or December 31, 2024. Additionally, the allowance for credit losses on our AFS investment portfolio was not significant as of June 30, 2025 or 2024.
There were no sales of AFS securities in the first half of 2025 or the first half of 2024.

Fannie Mae (In conservatorship) Second Quarter 2025 Form 10-Q	82

Notes to Condensed Consolidated Financial Statements | Financial Guarantees

7.  Financial Guarantees
We recognize a guaranty obligation for our obligation to stand ready to perform on our guarantees to unconsolidated trusts and other guaranty arrangements. These off-balance sheet guarantees expose us to credit losses primarily relating to the unpaid principal balance of our unconsolidated Fannie Mae MBS and other financial guarantees. As of June 30, 2025, the maximum remaining contractual term of our guarantees is 29 years; however, the actual term of each guaranty may be significantly less than the contractual term based on the prepayment characteristics of the related mortgage loans. We measure our guaranty reserve for estimated credit losses for off-balance sheet exposures over the contractual period for which they are exposed to the credit risk, unless that obligation is unconditionally cancellable by the issuer.
As the guarantor of structured securities backed in whole or in part by Freddie Mac-issued securities, we extend our guaranty to the underlying Freddie Mac securities in our resecuritization trusts. However, Freddie Mac continues to guarantee the payment of principal and interest on the underlying Freddie Mac securities that we have resecuritized. When we began issuing UMBS, we entered into an indemnification agreement under which Freddie Mac agreed to indemnify us for losses caused by its failure to meet its payment or other specified obligations under the trust agreements pursuant to which the underlying resecuritized securities were issued. As a result, and due to the funding commitment available to Freddie Mac through its senior preferred stock purchase agreement with Treasury, we have concluded that the associated credit risk is negligible. Accordingly, we exclude from the following table Freddie Mac securities backing unconsolidated Fannie Mae-issued structured securities of $192.2 billion and $200.1 billion as of June 30, 2025 and December 31, 2024, respectively.
The following table displays our off-balance sheet maximum exposure, guaranty obligation recognized in our condensed consolidated balance sheets and the potential maximum recovery from third parties through available credit enhancements and recourse related to our financial guarantees.

	As of
	June 30, 2025			December 31, 2024
	Maximum Exposure	Guaranty Obligation	Maximum Recovery(1)	Maximum Exposure	Guaranty Obligation	Maximum Recovery(1)
	(Dollars in millions)
Unconsolidated Fannie Mae MBS	$2,365	$13	$2,319	$2,484	$13	$2,432
Other guaranty arrangements(2)	9,008	51	2,046	8,914	56	1,954
Total	$11,373	$64	$4,365	$11,398	$69	$4,386
(1)Recoverability of such credit enhancements and recourse is subject to, among other factors, the ability of our mortgage insurers and the U.S. government, as a financial guarantor, to meet their obligations to us.
(2)Primarily consists of credit enhancements and long-term standby commitments.

Fannie Mae (In conservatorship) Second Quarter 2025 Form 10-Q	83

Notes to Condensed Consolidated Financial Statements | Short-Term and Long-Term Debt

8.  Short-Term and Long-Term Debt
Short-Term Debt
The following table displays our outstanding short-term debt (debt with an original contractual maturity of one year or less) and weighted-average interest rates of this debt.

	As of
	June 30, 2025		December 31, 2024
	Outstanding	Weighted- Average Interest Rate(1)	Outstanding	Weighted- Average Interest Rate(1)
	(Dollars in millions)
Short-term debt of Fannie Mae	$11,095	4.26%	$11,188	4.33%
(1)Includes the effects of discounts, premiums and other cost basis adjustments.
Long-Term Debt
Long-term debt represents debt with an original contractual maturity of greater than one year. The following table displays our outstanding long-term debt.

	As of
	June 30, 2025			December 31, 2024
	Maturities	Outstanding(1)	Weighted- Average Interest Rate(2)	Maturities	Outstanding(1)	Weighted- Average Interest Rate(2)
	(Dollars in millions)
Senior fixed:
Benchmark notes and bonds	2025 - 2030	$34,631	3.50%	2025 - 2030	$44,655	2.87%
Medium-term notes(3)	2025 - 2035	41,716	2.53	2025 - 2034	42,208	2.21
Other(4)	2026 - 2038	6,602	4.03	2025 - 2038	6,632	3.98
Total senior fixed		82,949	3.07		93,495	2.66
Senior floating:
Medium-term notes(3)	2026 - 2027	32,437	4.47	2026 - 2027	32,435	4.67
Connecticut Avenue Securities(5)	2025 - 2031	1,586	11.47	2025 - 2031	2,055	10.99
Other(6)	2037	249	8.95	2037	249	8.10
Total senior floating		34,272	4.83		34,739	5.07
Total long-term debt of Fannie Mae(7)		117,221	3.57		128,234	3.30
Debt of consolidated trusts	2025 - 2064	4,082,196	3.04	2025 - 2063	4,088,675	2.96
Total long-term debt		$4,199,417	3.06%		$4,216,909	2.97%
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
(7)Includes unamortized discounts and premiums, fair value adjustments, hedge-related cost basis adjustments, and other cost basis adjustments in a net discount position of $2.9 billion and $3.6 billion as of June 30, 2025 and December 31, 2024, respectively.

Fannie Mae (In conservatorship) Second Quarter 2025 Form 10-Q	84

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

Fannie Mae (In conservatorship) Second Quarter 2025 Form 10-Q	85

Notes to Condensed Consolidated Financial Statements | Derivative Instruments
Notional and Fair Value Position of our Derivatives
The following table displays the notional amount and estimated fair value of our asset and liability derivative instruments, including derivative instruments designated as hedges.

	As of June 30, 2025			As of December 31, 2024
	Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
		Asset Derivatives	Liability Derivatives		Asset Derivatives	Liability Derivatives
	(Dollars in millions)
Risk management derivatives designated as hedging instruments:
Swaps:(1)
Pay-fixed	$29,648	$—	$—	$26,704	$—	$—
Receive-fixed	17,185	—	—	10,057	—	—
Total risk management derivatives designated as hedging instruments	46,833	—	—	36,761	—	—
Risk management derivatives not designated as hedging instruments:
Swaps:(1)
Pay-fixed	188,357	—	—	146,628	—	—
Receive-fixed	136,451	120	(1,436)	135,686	71	(2,164)
Basis	250	24	—	250	26	—
Foreign currency	341	—	(49)	310	—	(81)
Swaptions:(1)
Pay-fixed	7,546	282	(17)	7,006	280	(31)
Receive-fixed	6,916	19	(65)	5,916	24	(92)
Futures(1)	1,356	—	—	86	—	—
Total risk management derivatives not designated as hedging instruments	341,217	445	(1,567)	295,882	401	(2,368)
Netting adjustment(2)	—	(403)	1,480	—	(362)	2,367
Total risk management derivatives portfolio	388,050	42	(87)	332,643	39	(1)
Mortgage commitment derivatives:
Mortgage commitments to purchase whole loans	4,600	19	—	2,634	1	(9)
Forward contracts to purchase mortgage-related securities	30,345	122	—	31,883	3	(118)
Forward contracts to sell mortgage-related securities	64,873	—	(192)	78,934	108	(10)
Total mortgage commitment derivatives	99,818	141	(192)	113,451	112	(137)
Credit enhancement derivatives	29,931	22	(14)	28,775	28	(16)
Derivatives at fair value	$517,799	$205	$(293)	$474,869	$179	$(154)
(1)Centrally cleared derivatives have no ascribable fair value because the positions are settled daily.
(2)The netting adjustment represents the effect of the legal right to offset under legally enforceable master netting arrangements to settle with the same counterparty on a net basis, including cash collateral posted and received. Cash collateral posted was $1.3 billion and $2.0 billion as of June 30, 2025 and December 31, 2024, respectively. Cash collateral received was $208 million and $3 million as of June 30, 2025 and December 31, 2024, respectively.

Fannie Mae (In conservatorship) Second Quarter 2025 Form 10-Q	86

Notes to Condensed Consolidated Financial Statements | Derivative Instruments
The following table displays, by type of derivative instrument, the fair value gains and losses, net on our derivatives.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in millions)
Risk management derivatives:
Swaps:
Pay-fixed	$(331)	$237	$(1,210)	$1,599
Receive-fixed	602	209	1,617	(487)
Basis	(11)	(4)	1	(3)
Foreign currency	23	(3)	32	(11)
Swaptions:
Pay-fixed	(1)	21	(15)	44
Receive-fixed	(9)	7	(9)	3
Futures	2	1	1	2
Net contractual interest income (expense) on interest-rate swaps	(183)	(251)	(401)	(450)
Total risk management derivatives fair value gains (losses), net	92	217	16	697
Mortgage commitment derivatives fair value gains (losses), net	(147)	94	(389)	301
Credit enhancement derivatives fair value gains (losses), net	(11)	1	(28)	(14)
Total derivatives fair value gains (losses), net	$(66)	$312	$(401)	$984

Fannie Mae (In conservatorship) Second Quarter 2025 Form 10-Q	87

Notes to Condensed Consolidated Financial Statements | Derivative Instruments
Effect of Fair Value Hedge Accounting
The following table displays the effect of fair value hedge accounting on our condensed consolidated statements of operations and comprehensive income, including gains and losses recognized on fair value hedging relationships.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2025		2024		2025		2024
	Interest Income: Mortgage Loans	Interest Expense: Long-Term Debt	Interest Income: Mortgage Loans	Interest Expense: Long-Term Debt	Interest Income: Mortgage Loans	Interest Expense: Long-Term Debt	Interest Income: Mortgage Loans	Interest Expense: Long-Term Debt
	(Dollars in millions)
Total amounts presented in our condensed consolidated statements of operations and comprehensive income	$37,693	$(32,153)	$35,617	$(29,877)	$75,092	$(64,063)	$70,833	$(59,457)

Gains (losses) from fair value hedging relationships:
Mortgage loans HFI and related interest-rate contracts:
Hedged items	$211	$—	$(28)	$—	$647	$—	$(362)	$—
Discontinued hedge related basis adjustment amortization	7	—	18	—	23	—	26	—
Derivatives designated as hedging instruments	(202)	—	6	—	(643)	—	315	—
Interest accruals on hedging instruments	53	—	76	—	109	—	142	—
Debt of Fannie Mae and related interest-rate contracts:
Hedged items	—	(62)	—	129	—	(274)	—	557
Discontinued hedge-related basis adjustment amortization	—	(214)	—	(222)	—	(440)	—	(428)
Derivatives designated as hedging instruments	—	62	—	(78)	—	278	—	(433)
Interest accruals on derivative hedging instruments	—	(22)	—	(113)	—	(45)	—	(280)
Total effect of fair value hedges	$69	$(236)	$72	$(284)	$136	$(481)	$121	$(584)

Fannie Mae (In conservatorship) Second Quarter 2025 Form 10-Q	88

Notes to Condensed Consolidated Financial Statements | Derivative Instruments
Hedged Items in Fair Value Hedging Relationships
The following table displays the carrying amounts of the hedged items that have been in qualifying fair value hedges recorded in our condensed consolidated balance sheets, including the hedged item’s cumulative basis adjustments and the closed portfolio balances under the portfolio layer method. The hedged item carrying amounts and total basis adjustments include both open and discontinued hedges. The amortized cost and designated unpaid principal balance (“UPB”) consists only of open hedges as of June 30, 2025 and December 31, 2024.

	As of June 30, 2025
	Carrying Amount Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Basis Adjustments Included in the Carrying Amount		Closed Portfolio of Mortgage Loans Under Portfolio Layer Method
		Total Basis Adjustments(1)	Remaining Adjustments - Discontinued Hedge	Total Amortized Cost	Designated UPB
	(Dollars in millions)
Mortgage loans HFI	$1,077,730	$(146)	$(146)	$197,939	$30,486
Debt of Fannie Mae	(37,434)	2,676	2,676	N/A	N/A

	As of December 31, 2024
	Carrying Amount Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Basis Adjustments Included in the Carrying Amount		Closed Portfolio of Mortgage Loans Under Portfolio Layer Method
		Total Basis Adjustments(1)	Remaining Adjustments - Discontinued Hedge	Total Amortized Cost	Designated UPB
	(Dollars in millions)
Mortgage loans HFI	$1,109,445	$(816)	$(816)	$813,536	$26,825
Debt of Fannie Mae	(47,849)	3,390	3,390	N/A	N/A
(1)    No basis adjustment associated with open hedges, as all hedges are designated at the close of business with a one-day term. Based on the unamortized balance of the hedge-related cost basis.
Derivative Counterparty Credit Exposure
Our derivative counterparty credit exposure relates principally to interest-rate derivative contracts. We are exposed to the risk that a counterparty in a derivative transaction will default on payments due to us, which may require us to seek a replacement derivative from a different counterparty. This replacement may be at a higher cost, or we may be unable to find a suitable replacement. We manage our derivative counterparty credit exposure relating to our risk management derivative transactions mainly through enforceable master netting arrangements, which allow us to net derivative assets and liabilities with the same counterparty or clearing organization and clearing member. For our OTC derivative transactions, we require counterparties to post collateral, which may include cash, U.S. Treasury securities, agency debt and agency mortgage-related securities. See “Note 12, Netting Arrangements” for information on our rights to offset assets and liabilities as of June 30, 2025 and December 31, 2024.
For certain OTC derivatives, the amount of collateral we pledge to counterparties related to our derivative instruments is determined after considering our credit ratings. Currently, our long-term senior debt is rated AA+ or above by S&P Global Ratings and Moody's Ratings. If our long-term senior debt credit ratings were downgraded to established thresholds in our OTC derivative contracts, which range from A3/A- to Baa2/BBB or below, we would be required to provide additional collateral to certain counterparties. The aggregate fair value of our OTC derivative instruments with credit-risk-related contingent features that were in a net liability position was $802 million and $1.3 billion, for which we posted collateral of $621 million and $948 million as of June 30, 2025 and December 31, 2024, respectively. If our credit ratings were downgraded to Baa2/BBB or below, the maximum additional collateral we would have been required to post to our counterparties as of June 30, 2025 and December 31, 2024 would have been $450 million and $725 million, respectively.

Fannie Mae (In conservatorship) Second Quarter 2025 Form 10-Q	89

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
The following table displays total assets by segment.

	As of
	June 30, 2025	December 31, 2024
	(Dollars in millions)
Single-Family	$3,800,825	$3,823,840
Multifamily	537,402	525,891
Total assets	$4,338,227	$4,349,731
We operate our business solely in the United States and its territories, and accordingly, we generate no revenue from and have no long-lived assets, other than financial instruments, in geographic locations other than the United States and its territories.

Fannie Mae (In conservatorship) Second Quarter 2025 Form 10-Q	90

Notes to Condensed Consolidated Financial Statements | Segment Reporting

The below tables display our segment results.

	For the Three Months Ended June 30,
	2025			2024
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Net interest income(1)	$5,992	$1,163	$7,155	$6,096	$1,172	$7,268
Fee and other income	69	17	86	51	17	68
Net revenues	6,061	1,180	7,241	6,147	1,189	7,336
(Provision) benefit for credit losses(2)	(737)	(209)	(946)	548	(248)	300
Fair value gains (losses), net(3)	197	14	211	454	(7)	447
Investment gains (losses), net(4)	(8)	—	(8)	(70)	8	(62)
Non-interest expense:
Administrative expenses(5)	(687)	(160)	(847)	(750)	(149)	(899)
Legislative assessments(6)	(918)	(21)	(939)	(929)	(10)	(939)
Credit enhancement expense(7)	(318)	(82)	(400)	(333)	(72)	(405)
Change in expected credit enhancement recoveries(8)	19	37	56	(47)	84	37
Other income (expense), net(9)	(162)	(52)	(214)	(182)	(29)	(211)
Total non-interest expense	(2,066)	(278)	(2,344)	(2,241)	(176)	(2,417)
Income before federal income taxes	3,447	707	4,154	4,838	766	5,604
Provision for federal income taxes	(711)	(126)	(837)	(983)	(137)	(1,120)
Net income	$2,736	$581	$3,317	$3,855	$629	$4,484

	For the Six Months Ended June 30,
	2025			2024
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Net interest income(1)	$11,858	$2,298	$14,156	$11,970	$2,321	$14,291
Fee and other income	134	36	170	106	34	140
Net revenues	11,992	2,334	14,326	12,076	2,355	14,431
(Provision) benefit for credit losses(2)	(761)	(209)	(970)	883	(403)	480
Fair value gains (losses), net(3)	279	55	334	938	(11)	927
Investment gains (losses), net(4)	(6)	(2)	(8)	(57)	17	(40)
Non-interest expense:
Administrative expenses(5)	(1,499)	(340)	(1,839)	(1,493)	(295)	(1,788)
Legislative assessments(6)	(1,838)	(32)	(1,870)	(1,849)	(20)	(1,869)
Credit enhancement expense(7)	(725)	(154)	(879)	(686)	(138)	(824)
Change in expected credit enhancement recoveries(8)	(12)	62	50	(89)	189	100
Other income (expense), net(9)	(305)	(101)	(406)	(332)	(48)	(380)
Total non-interest expense	(4,379)	(565)	(4,944)	(4,449)	(312)	(4,761)
Income before federal income taxes	7,125	1,613	8,738	9,391	1,646	11,037
Provision for federal income taxes	(1,471)	(289)	(1,760)	(1,929)	(304)	(2,233)
Net income	$5,654	$1,324	$6,978	$7,462	$1,342	$8,804

Fannie Mae (In conservatorship) Second Quarter 2025 Form 10-Q	91

Notes to Condensed Consolidated Financial Statements | Segment Reporting

(1)Net interest income primarily consists of guaranty fees received as compensation for assuming the credit risk on loans underlying Fannie Mae MBS held by third parties for the respective business segment, and the difference between the interest income earned on the respective business segment’s assets in our retained mortgage portfolio and our corporate liquidity portfolio and the interest expense associated with the debt funding those assets. Revenues from single-family guaranty fees include revenues generated by the 10 basis point increase in guaranty fees pursuant to the Temporary Payroll Tax Cut Continuation Act of 2011 (“TCCA”), the incremental revenue from which is paid to Treasury and not retained by us. Also includes yield maintenance revenue we recognized on the prepayment of multifamily loans.
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
(6)For single-family, consists of the portion of our single-family guaranty fees that is paid to Treasury pursuant to the TCCA, affordable housing allocations and FHFA assessments. For multifamily, consists of affordable housing allocations and FHFA assessments.
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
(9)Primarily consists of foreclosed property income (expense) and gains (losses) from partnership investments.

Fannie Mae (In conservatorship) Second Quarter 2025 Form 10-Q	92

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

	As of
	June 30, 2025			December 31, 2024
	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent
Percentage of single-family conventional guaranty book of business based on UPB	0.94%	0.24%	0.58%	1.00%	0.28%	0.60%
Percentage of single-family conventional loans based on loan count	0.99	0.25	0.53	1.05	0.29	0.56

	As of
	June 30, 2025		December 31, 2024
	Percentage of Single-Family Conventional Guaranty Book of Business Based on UPB	Serious Delinquency Rate	Percentage of Single-Family Conventional Guaranty Book of Business Based on UPB	Serious Delinquency Rate
Estimated mark-to-market LTV ratio:
80.01% to 90%	6%	0.95%	6%	0.97%
90.01% to 100%	3	0.82	3	0.77
Greater than 100%	*	3.48	*	2.82
Geographical distribution:
California	19	0.43	19	0.41
Florida	6	0.84	6	0.96
Illinois	3	0.66	3	0.69
New York	4	0.75	4	0.79
Texas	8	0.66	8	0.73
All other states	60	0.49	60	0.51
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

Fannie Mae (In conservatorship) Second Quarter 2025 Form 10-Q	93

Notes to Condensed Consolidated Financial Statements | Concentrations of Credit Risk
The following tables display the delinquency status and serious delinquency rates for specified loan categories of our multifamily guaranty book of business.

	As of
	June 30, 2025(1)		December 31, 2024(1)
	30 Days Delinquent	Seriously Delinquent(2)	30 Days Delinquent	Seriously Delinquent(2)
Percentage of multifamily guaranty book of business	0.13%	0.61%	0.10%	0.57%

	As of
	June 30, 2025		December 31, 2024
	Percentage of Multifamily Guaranty Book of Business(1)	Serious Delinquency Rate(2)(3)	Percentage of Multifamily Guaranty Book of Business(1)	Serious Delinquency Rate(2)(3)
Original LTV ratio:
Greater than 80%	1%	0.11%	1%	0.12%
Less than or equal to 80%	99	0.61	99	0.58
Current DSCR below 1.0(4)	5	4.84	6	4.94
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
(4)Our estimates of current DSCRs are based on the latest available income information, including the related debt service covering a 12-month period, from quarterly and annual statements for these properties.
Other Concentrations
For information on credit risk associated with our derivative transactions and repurchase agreements see “Note 9, Derivative Instruments” and “Note 12, Netting Arrangements.” For information on other concentrations related to mortgage insurers and mortgage servicers and sellers, see “Note 14, Concentrations of Credit Risk—Other Concentrations” in our 2024 Form 10-K.

Fannie Mae (In conservatorship) Second Quarter 2025 Form 10-Q	94

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

	As of June 30, 2025
		Gross Amount Offset(1)	Net Amount Presented in our Condensed Consolidated Balance Sheets		Amounts Not Offset in our Condensed Consolidated Balance Sheets
	Gross Amount				Financial Instruments(2)	Collateral(3)	Net Amount
	(Dollars in millions)
Assets:
OTC risk management derivatives	$445	$(404)	$41		$—	$—	$41
Cleared risk management derivatives	—	1	1		—	—	1
Mortgage commitment derivatives	141	—	141		(62)	(2)	77
Total derivative assets	586	(403)	183	(4)	(62)	(2)	119
Securities purchased under agreements to resell(5)	63,878	—	63,878		—	(63,878)	—
Total assets	$64,464	$(403)	$64,061		$(62)	$(63,880)	$119
Liabilities:
OTC risk management derivatives	$(1,567)	$1,565	$(2)		$—	$—	$(2)
Cleared risk management derivatives	—	(85)	(85)		—	85	—
Mortgage commitment derivatives	(192)	—	(192)		62	117	(13)
Total liabilities	$(1,759)	$1,480	$(279)	(4)	$62	$202	$(15)

	As of December 31, 2024
		Gross Amount Offset(1)	Net Amount Presented in our Condensed Consolidated Balance Sheets		Amounts Not Offset in our Condensed Consolidated Balance Sheets
	Gross Amount				Financial Instruments(2)	Collateral(3)	Net Amount
	(Dollars in millions)
Assets:
OTC risk management derivatives	$401	$(383)	$18		$—	$—	$18
Cleared risk management derivatives	—	21	21		—	—	21
Mortgage commitment derivatives	112	—	112		(91)	(14)	7
Total derivative assets	513	(362)	151	(4)	(91)	(14)	46
Securities purchased under agreements to resell(5)	56,250	—	56,250		—	(56,250)	—
Total assets	$56,763	$(362)	$56,401		$(91)	$(56,264)	$46
Liabilities:
OTC risk management derivatives	$(2,368)	$2,368	$—		$—	$—	$—
Cleared risk management derivatives	—	(1)	(1)		—	1	—
Mortgage commitment derivatives	(137)	—	(137)		91	9	(37)
Total liabilities	$(2,505)	$2,367	$(138)	(4)	$91	$10	$(37)
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

Fannie Mae (In conservatorship) Second Quarter 2025 Form 10-Q	95

Notes to Condensed Consolidated Financial Statements | Netting Arrangements
(3)Represents collateral received that has not been recognized and has not been offset in our condensed consolidated balance sheets, as well as collateral posted that has been recognized but not offset in our condensed consolidated balance sheets. Does not include collateral held or posted in excess of our exposure.
(4)Excludes derivative assets of $22 million and $28 million as of June 30, 2025 and December 31, 2024, respectively, and derivative liabilities of $14 million and $16 million as of June 30, 2025 and December 31, 2024, respectively, recognized in our condensed consolidated balance sheets, that were not subject to enforceable master netting arrangements.
(5)Includes $25.9 billion and $25.4 billion in securities purchased under agreements to resell classified as “Cash and cash equivalents” in our condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024, respectively. Includes $14.2 billion and $14.9 billion in securities purchased under agreements to resell classified as “Restricted cash and cash equivalents” in our condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024, respectively.
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
•Level 3: Unobservable inputs.
We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. See “Note 16, Fair Value” in our 2024 Form 10-K for information on the valuation control processes and the valuation techniques we use for fair value measurement and disclosure as well as our basis for classifying these measurements as Level 1, Level 2 or Level 3 of the valuation hierarchy in more specific situations. If the inputs used to measure assets or liabilities at fair value change, it may also result in a change in classification between Levels 1, 2, and 3. We made no material changes to the valuation control processes or the valuation techniques for the six months ended June 30, 2025.

Fannie Mae (In conservatorship) Second Quarter 2025 Form 10-Q	96

Notes to Condensed Consolidated Financial Statements | Fair Value
Recurring Changes in Fair Value
The following tables display our assets and liabilities measured in our condensed consolidated balance sheets at fair value on a recurring basis subsequent to initial recognition, including instruments for which we have elected the fair value option.

	Fair Value Measurements as of June 30, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Recurring fair value measurements:
Assets:
Trading securities:
Mortgage-related	$—	$1,160	$25	$—	$1,185
Non-mortgage-related(2)	75,788	19	—	—	75,807
Total trading securities	75,788	1,179	25	—	76,992
Available-for-sale securities:
Agency(3)	—	35	289	—	324
Other mortgage-related	—	4	110	—	114
Total available-for-sale securities	—	39	399	—	438
Mortgage loans	—	4,516	376	—	4,892
Derivative assets	—	561	47	(403)	205
Total assets at fair value	$75,788	$6,295	$847	$(403)	$82,527

Liabilities:
Long-term debt:
Of Fannie Mae	$—	$78	$249	$—	$327
Of consolidated trusts	—	15,204	101	—	15,305
Total long-term debt	—	15,282	350	—	15,632
Derivative liabilities	—	1,759	14	(1,480)	293
Total liabilities at fair value	$—	$17,041	$364	$(1,480)	$15,925

	Fair Value Measurements as of December 31, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Recurring fair value measurements:
Assets:
Trading securities:
Mortgage-related	$—	$1,070	$28	$—	$1,098
Non-mortgage-related(2)	77,610	20	—	—	77,630
Total trading securities	77,610	1,090	28	—	78,728
Available-for-sale securities:
Agency(3)	—	38	301	—	339
Other mortgage-related	—	4	126	—	130
Total available-for-sale securities	—	42	427	—	469
Mortgage loans	—	3,345	399	—	3,744
Derivative assets	—	487	54	(362)	179
Total assets at fair value	$77,610	$4,964	$908	$(362)	$83,120

Liabilities:
Long-term debt:
Of Fannie Mae	$—	$136	$249	$—	$385
Of consolidated trusts	—	13,188	104	—	13,292
Total long-term debt	—	13,324	353	—	13,677
Derivative liabilities	—	2,506	15	(2,367)	154
Total liabilities at fair value	$—	$15,830	$368	$(2,367)	$13,831

Fannie Mae (In conservatorship) Second Quarter 2025 Form 10-Q	97

Notes to Condensed Consolidated Financial Statements | Fair Value
(1)Derivative contracts are reported on a gross basis by level. The netting adjustment represents the effect of the legal right to offset under legally enforceable master netting arrangements to settle with the same counterparty on a net basis, including cash collateral posted and received.
(2)Primarily consists of U.S. Treasury securities.
(3)Agency securities consist of securities issued by Fannie Mae, Freddie Mac, or Ginnie Mae.
The following tables display a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Trading Securities	Available-for-Sale Securities	Mortgage Loans	Net Derivatives	Long-term Debt
	(Dollars in millions)
Balance as of March 31, 2025	$26	$405	$388	$35	$(364)
Purchases	—	—	—	—	—
Sales	—	—	—	—	—
Issuances	—	—	—	—	—
Settlements	—	(17)	(13)	18	2
Net transfers	—	—	1	—	—
Total gains (losses) realized & unrealized(1)	(1)	11	—	(20)	12
Balance as of June 30, 2025	$25	$399	$376	$33	$(350)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Trading Securities	Available-for-Sale Securities	Mortgage Loans	Net Derivatives	Long-term Debt
	(Dollars in millions)
Balance as of December 31, 2024	$28	$427	$399	$39	$(353)
Purchases	—	—	—	—	—
Sales	—	—	—	—	—
Issuances	—	—	—	—	—
Settlements	—	(36)	(29)	19	6
Net transfers	(3)	—	(1)	—	—
Total gains (losses) realized & unrealized(1)	—	8	7	(25)	(3)
Balance as of June 30, 2025	$25	$399	$376	$33	$(350)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Trading Securities	Available-for-Sale Securities	Mortgage Loans	Net Derivatives	Long-term Debt
	(Dollars in millions)
Balance as of March 31, 2024	$28	$487	$470	$69	$(387)
Purchases	—	—	—	—	—
Sales	—	—	(2)	—	—
Issuances	—	—	—	—	—
Settlements	—	(18)	(16)	25	3
Net transfers	4	(1)	(23)	—	1
Total gains (losses) realized & unrealized(1)	—	(7)	(4)	—	3
Balance as of June 30, 2024	$32	$461	$425	$94	$(380)

Fannie Mae (In conservatorship) Second Quarter 2025 Form 10-Q	98

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Trading Securities	Available-for-Sale Securities	Mortgage Loans	Net Derivatives	Long-term Debt
	(Dollars in millions)
Balance as of December 31, 2023	$26	$514	$477	$77	$(385)
Purchases	—	—	—	—	—
Sales	—	—	(6)	—	—
Issuances	—	—	—	—	—
Settlements	—	(55)	(33)	29	7
Net transfers	7	(1)	(10)	—	1
Total gains (losses) realized & unrealized(1)	(1)	3	(3)	(12)	(3)
Balance as of June 30, 2024	$32	$461	$425	$94	$(380)
(1)We had no significant unrealized gains or losses related to assets and liabilities still held in either “Net income” or “Other comprehensive income (loss)” as of June 30, 2025 or June 30, 2024.
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

	Fair Value Measurements as of June 30, 2025
	Fair Value	Significant Valuation Techniques
	(Dollars in millions)
Recurring fair value measurements:
Trading securities:
Mortgage-related(1)	$25	Primarily Consensus
Available-for-sale securities:
Agency(1)	$289	Consensus
Other mortgage-related	110	Primarily Discounted Cash Flow, Single Vendor, and Consensus
Total available-for-sale securities	$399
Net derivatives	$33	Dealer Mark and Discounted Cash Flow

	Fair Value Measurements as of December 31, 2024
	Fair Value	Significant Valuation Techniques
	(Dollars in millions)
Recurring fair value measurements:
Trading securities:
Mortgage-related(1)	$28	Primarily Consensus
Available-for-sale securities:
Agency(1)	$301	Consensus
Other mortgage-related	126	Primarily Discounted Cash Flow, Single Vendor, and Consensus
Total available-for-sale securities	$427
Net derivatives	$39	Dealer Mark and Discounted Cash Flow
(1)Includes Fannie Mae and Freddie Mac securities.
In our condensed consolidated balance sheets, certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when we evaluate loans for impairment).

Fannie Mae (In conservatorship) Second Quarter 2025 Form 10-Q	99

Notes to Condensed Consolidated Financial Statements | Fair Value
The following table displays valuation techniques for our Level 3 assets measured at fair value on a nonrecurring basis.

		Fair Value Measurements as of
	Valuation Techniques	June 30, 2025	December 31, 2024
		(Dollars in millions)
Nonrecurring fair value measurements:
Mortgage loans:(1)
Mortgage loans held for sale, at lower of cost or fair value	Consensus	$189	$113
Single-family mortgage loans held for investment, at amortized cost	Internal Model	270	267

Multifamily mortgage loans held for investment, at amortized cost	Appraisal	172	448
	Broker Price Opinion	1,186	851
	Internal Model	90	172
Total multifamily mortgage loans held for investment, at amortized cost		1,448	1,471
Acquired property, net:
Single-family	Accepted Offer and Appraisal	192	74
	Internal Model and Walk Forward	305	294
Total single-family		497	368
Multifamily	Broker Price Opinion and Appraisal	77	278
Total nonrecurring assets at fair value		$2,481	$2,497
(1)When we measure impairment, including recoveries, based on the fair value of the loan or the underlying collateral and impairment is recorded on any component of the mortgage loan, including accrued interest receivable and amounts due from the borrower for advances of taxes and insurance, we present the entire fair value measurement amount with the corresponding mortgage loan.

Fannie Mae (In conservatorship) Second Quarter 2025 Form 10-Q	100

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

	As of June 30, 2025
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment	Estimated Fair Value
	(Dollars in millions)
Financial assets:
Cash and cash equivalents, including restricted cash and cash equivalents	$78,552	$38,427	$40,125	$—	$—	$78,552
Securities purchased under agreements to resell	23,753	—	23,753	—	—	23,753
Trading securities	76,992	75,788	1,179	25	—	76,992
Available-for-sale securities	438	—	39	399	—	438
Mortgage loans held for sale	393	—	102	319	—	421
Mortgage loans held for investment, net of allowance for loan losses	4,119,738	—	3,585,154	130,751	—	3,715,905
Advances to lenders	2,211	—	2,211	—	—	2,211
Derivative assets at fair value	205	—	561	47	(403)	205
Guaranty assets	60	—	—	148	—	148
Total financial assets	$4,302,342	$114,215	$3,653,124	$131,689	$(403)	$3,898,625

Financial liabilities:
Short-term debt:
Of Fannie Mae	$11,095	$—	$11,096	$—	$—	$11,096
Long-term debt:
Of Fannie Mae	117,221	—	119,024	603	—	119,627
Of consolidated trusts	4,082,196	—	3,645,981	261	—	3,646,242
Derivative liabilities at fair value	293	—	1,759	14	(1,480)	293
Guaranty obligations	64	—	—	56	—	56
Total financial liabilities	$4,210,869	$—	$3,777,860	$934	$(1,480)	$3,777,314

Fannie Mae (In conservatorship) Second Quarter 2025 Form 10-Q	101

Notes to Condensed Consolidated Financial Statements | Fair Value

	As of December 31, 2024
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment	Estimated Fair Value
	(Dollars in millions)
Financial assets:
Cash and cash equivalents, including restricted cash and cash equivalents	$78,811	$38,536	$40,275	$—	$—	$78,811
Securities purchased under agreements to resell	15,975	—	15,975	—	—	15,975
Trading securities	78,728	77,610	1,090	28	—	78,728
Available-for-sale securities	469	—	42	427	—	469
Mortgage loans held for sale	373	—	130	258	—	388
Mortgage loans held for investment, net of allowance for loan losses	4,137,633	—	3,496,803	127,763	—	3,624,566
Advances to lenders	1,825	—	1,825	—	—	1,825
Derivative assets at fair value	179	—	487	54	(362)	179
Guaranty assets	64	—	—	160	—	160
Total financial assets	$4,314,057	$116,146	$3,556,627	$128,690	$(362)	$3,801,101

Financial liabilities:
Short-term debt:
Of Fannie Mae	$11,188	$—	$11,193	$—	$—	$11,193
Long-term debt:
Of Fannie Mae	128,234	—	129,152	567	—	129,719
Of consolidated trusts	4,088,675	—	3,557,237	274	—	3,557,511
Derivative liabilities at fair value	154	—	2,506	15	(2,367)	154
Guaranty obligations	69	—	—	60	—	60
Total financial liabilities	$4,228,320	$—	$3,700,088	$916	$(2,367)	$3,698,637
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

Fannie Mae (In conservatorship) Second Quarter 2025 Form 10-Q	102

Notes to Condensed Consolidated Financial Statements | Fair Value
The following table displays the fair value and unpaid principal balance of the financial instruments for which we have elected the fair value option.

	As of
	June 30, 2025			December 31, 2024
	Loans(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts	Loans(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts
	(Dollars in millions)
Fair value	$4,892	$327	$15,305	$3,744	$385	$13,292
Unpaid principal balance	5,239	327	15,910	4,079	383	13,766
(1)Includes nonaccrual loans with a fair value of $26 million and $31 million as of June 30, 2025 and December 31, 2024, respectively. Includes loans that are 90 days or more past due with a fair value of $22 million and $25 million as of June 30, 2025 and December 31, 2024, respectively.
Changes in Fair Value under the Fair Value Option Election
We recorded gains of $36 million and $161 million for the three and six months ended June 30, 2025, respectively, and losses of $2 million and $47 million for the three and six months ended June 30, 2024, respectively, from changes in the fair value of loans recorded at fair value in “Fair value gains (losses), net” in our condensed consolidated statements of operations and comprehensive income.
We recorded losses of $68 million and $379 million for the three and six months ended June 30, 2025, respectively, and gains of $17 million and $128 million for the three and six months ended June 30, 2024, respectively, from changes in the fair value of long-term debt recorded at fair value in “Fair value gains (losses), net” in our condensed consolidated statements of operations and comprehensive income.
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

Fannie Mae (In conservatorship) Second Quarter 2025 Form 10-Q	103

Notes to Condensed Consolidated Financial Statements | Commitments and Contingencies

of Columbia. The lawsuits challenge the August 2012 amendment to each company’s senior preferred stock purchase agreement with Treasury.
Plaintiffs in these lawsuits allege that the net worth sweep dividend provisions of the senior preferred stock that were implemented pursuant to the August 2012 amendments nullified certain of the stockholders’ rights and caused them harm. Plaintiffs in the class action represent a class of Fannie Mae preferred stockholders and classes of Freddie Mac common and preferred stockholders. The cases were tried before a jury at a trial that commenced on July 24, 2023. On August 14, 2023, the jury returned a verdict for the plaintiffs and awarded damages of $299.4 million to Fannie Mae preferred stockholders. On October 24, 2023, the court held that these stockholders were entitled to receive prejudgment interest on the damage award. On March 20, 2024, the court entered final judgment and set the amount of prejudgment interest owed by Fannie Mae at $199.7 million. On April 17, 2024, the defendants filed a motion for judgment as a matter of law, which the court denied on March 14, 2025. The defendants filed a notice of appeal on April 11, 2025. On April 25, 2025, plaintiffs filed a notice of cross-appeal challenging several of the court’s pretrial rulings, which they contend prevented them from seeking the full measure of their alleged damages. Until the appeal is resolved and any final judgment amount has been paid, post-judgment interest on the damages and prejudgment interest awards will accrue at a rate of 5.01%, starting on March 20, 2024, to be computed daily and compounded annually. We recognized $495 million in 2023 related to the jury verdict and estimated prejudgment interest through December 31, 2023 in “Other expenses, net.” We recognized an additional $24 million of expense through December 31, 2024, and $7 million and $13 million of expense for the three and six months ended June 30, 2025, respectively, related to the prejudgment and post-judgment interest. Briefing on the appeal is currently scheduled to conclude in February 2026.
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

Capital Metrics under the Enterprise Regulatory Capital Framework as of June 30, 2025(1)
(Dollars in billions)
Adjusted total assets	$4,446
Risk-weighted assets	1,312

	Amounts			Ratios
	Available Capital (Deficit)(2)	Minimum Capital Requirement	Total Capital Requirement (including Buffers)(3)	Available Capital (Deficit) Ratio	Minimum Capital Ratio Requirement	Total Capital Requirement Ratio (including Buffers)
Risk-based capital:
Total capital (statutory)	$(11)	$105	$105	(0.8)%	8.0%	8.0%
Common equity tier 1 capital	(48)	59	139	(3.7)	4.5	10.6
Tier 1 capital	(29)	79	159	(2.2)	6.0	12.1
Adjusted total capital	(29)	105	185	(2.2)	8.0	14.1
Leverage capital:
Core capital (statutory)	(19)	111	111	(0.4)	2.5	2.5
Tier 1 capital	(29)	111	134	(0.7)	2.5	3.0

Fannie Mae (In conservatorship) Second Quarter 2025 Form 10-Q	104

Notes to Condensed Consolidated Financial Statements | Regulatory Capital Requirements

Capital Metrics under the Enterprise Regulatory Capital Framework as of December 31, 2024(1)
(Dollars in billions)
Adjusted total assets	$4,460
Risk-weighted assets	1,364

	Amounts			Ratios
	Available Capital (Deficit)(2)	Minimum Capital Requirement	Total Capital Requirement (including Buffers)(3)	Available Capital (Deficit) Ratio	Minimum Capital Ratio Requirement	Total Capital Requirement Ratio (including Buffers)
Risk-based capital:
Total capital (statutory)	$(18)	$109	$109	(1.3)%	8.0%	8.0%
Common equity tier 1 capital	(56)	61	142	(4.1)	4.5	10.4
Tier 1 capital	(37)	82	163	(2.7)	6.0	11.9
Adjusted total capital	(37)	109	190	(2.7)	8.0	13.9
Leverage capital:
Core capital (statutory)	(26)	111	111	(0.6)	2.5	2.5
Tier 1 capital	(37)	111	135	(0.8)	2.5	3.0
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

Fannie Mae (In conservatorship) Second Quarter 2025 Form 10-Q	105

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
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures in effect as of June 30, 2025, the end of the period covered by this report. As a result of management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of June 30, 2025, or as of the date of filing this report.
Our disclosure controls and procedures were not effective as of June 30, 2025, or as of the date of filing this report because they did not adequately ensure the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws. As a result, we were not able to rely upon the disclosure controls and procedures that were in place as of June 30, 2025, or as of the date of this filing, and we continue to have a material weakness in our internal control over financial reporting. This material weakness is described in more detail below under “Description of Material Weakness.” Based on discussions with FHFA and the structural nature of this material weakness, we do not expect to remediate this material weakness while we are under conservatorship.
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
Management has determined that we continued to have the following material weakness as of June 30, 2025, and as of the date of filing this report:
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

Fannie Mae Second Quarter 2025 Form 10-Q	106

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
Due to these circumstances, we have not been able to update our disclosure controls and procedures in a manner that adequately ensures the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws, including disclosures affecting our condensed consolidated financial statements. As a result, we did not maintain effective controls and procedures designed to ensure complete and accurate disclosure as required by GAAP as of June 30, 2025, or as of the date of filing this report. Based on discussions with FHFA and the structural nature of this weakness, we do not expect to remediate this material weakness while we are under conservatorship.
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
•FHFA personnel, including senior officials, have reviewed our SEC filings prior to filing, including this quarterly report on Form 10-Q for the quarter ended June 30, 2025 (“Second Quarter 2025 Form 10-Q”), and engaged in discussions regarding issues associated with the information contained in those filings. Prior to filing our Second Quarter 2025 Form 10-Q, FHFA provided Fannie Mae management with written acknowledgment that it had reviewed the Second Quarter 2025 Form 10-Q, and it was not aware of any material misstatements or omissions in the Second Quarter 2025 Form 10-Q and had no objection to our filing the Second Quarter 2025 Form 10-Q.
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
Changes in Internal Control Over Financial Reporting
Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting from April 1, 2025 through June 30, 2025 that management believes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Fannie Mae Second Quarter 2025 Form 10-Q	107

Other Information

PART II—OTHER INFORMATION
Item 1.  Legal Proceedings
The information in this item supplements and updates information regarding certain legal proceedings set forth in “Legal Proceedings” in our 2024 Form 10-K and our First Quarter 2025 Form 10-Q. We also provide information regarding material legal proceedings in “Note 14, Commitments and Contingencies,” which is incorporated herein by reference. In addition to the matters specifically described or incorporated by reference in this item, we are involved in legal and regulatory proceedings that arise in the ordinary course of business that we do not expect will have a material impact on our business or financial condition. However, litigation claims and proceedings of all types are subject to many factors and their outcome and effect on our business and financial condition generally cannot be predicted accurately.
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
Senior Preferred Stock Purchase Agreements Litigation
Since June 2013, preferred and common stockholders of Fannie Mae and Freddie Mac filed lawsuits in multiple federal courts against one or more of the United States, Treasury and FHFA, challenging actions taken by the defendants relating to the Fannie Mae and Freddie Mac senior preferred stock purchase agreements and the conservatorships of Fannie Mae and Freddie Mac. Some of these lawsuits also contain claims against Fannie Mae and Freddie Mac. The legal claims being advanced by one or more of these lawsuits include challenges to the net worth sweep dividend provisions of the senior preferred stock that were implemented pursuant to August 2012 amendments to the agreements, the payment of dividends to Treasury under the net worth sweep dividend provisions, and FHFA’s decision to require Fannie Mae and Freddie Mac to draw funds from Treasury to pay dividends to Treasury prior to the August 2012 amendments. The plaintiffs seek various forms of equitable and injunctive relief as well as damages. The cases that remain pending after March 31, 2025 are as follows:
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
Eastern District of Pennsylvania (Wazee Street Opportunities Fund IV L.P. et al. v. FHFA et al.). On August 16, 2018, common stockholders of Fannie Mae and Freddie Mac filed a complaint for declaratory and injunctive relief against FHFA and Treasury in the U.S. District Court for the Eastern District of Pennsylvania. FHFA and Treasury moved to dismiss the case on November 16, 2018, and plaintiffs filed a motion for summary judgment on December 21, 2018. On April 30, 2025, the district court granted FHFA’s and Treasury’s motions and dismissed the case.
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

Fannie Mae Second Quarter 2025 Form 10-Q	108

Other Information

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
Recent Sales of Unregistered Equity Securities
Under the terms of our senior preferred stock purchase agreement with Treasury, we are prohibited from selling or issuing our equity interests without the prior written consent of Treasury except under limited circumstances, which are described in “Business—Conservatorship and Treasury Agreements—Treasury Agreements—Covenants” in our 2024 Form 10-K. During the quarter ended June 30, 2025, we did not sell any equity securities.
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
We are providing our website address solely for your information. Information appearing on our website is not incorporated into this report.
Our Purchases of Equity Securities
We did not repurchase any of our equity securities during the second quarter of 2025.

Fannie Mae Second Quarter 2025 Form 10-Q	109

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

Fannie Mae Second Quarter 2025 Form 10-Q	110

Other Information

Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
None.
Item 5.  Other Information
Trading Arrangements
During the quarter ended June 30, 2025, no Fannie Mae director or officer (as that term is defined by the SEC in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement for transactions in Fannie Mae securities.
Disclosure Pursuant to Section 13(r) of the Securities Exchange Act of 1934
Pursuant to Section 13(r) of the Exchange Act, an issuer is required to disclose in its annual or quarterly reports, as applicable, whether it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with individuals or entities designated pursuant to certain Executive Orders. Disclosure may be required even where the activities, transactions or dealings were conducted in compliance with applicable law.
During the second quarter of 2025, the company became aware that a co-borrower of a single-family loan we acquired from a lender in 2017 was designated by Treasury’s Office of Foreign Assets Control (“OFAC”) as a Specially Designated National on April 15, 2025 pursuant to Executive Order 13224, as amended. Subsequent to this designation, a payment in the amount of $881.88 relating to the loan was received by us from the loan servicer on May 6, 2025. After learning of the co-borrower’s designation, we transferred the payment into a designated account for blocked funds and instructed the loan servicer to no longer remit any funds to us relating to the loan. We notified OFAC of the blocked loan payment funds in May 2025. There was no measurable gross revenue or net profit relating to the payment received on the loan in May 2025.
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

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101. INS	Inline XBRL Instance Document* - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101. SCH	Inline XBRL Taxonomy Extension Schema*
101. CAL	Inline XBRL Taxonomy Extension Calculation*
101. DEF	Inline XBRL Taxonomy Extension Definition*
101. LAB	Inline XBRL Taxonomy Extension Label*
101. PRE	Inline XBRL Taxonomy Extension Presentation*
104	Cover Page Interactive Data File* (embedded within the Inline XBRL document)
*    The financial information contained in these Inline XBRL documents is unaudited.

Fannie Mae Second Quarter 2025 Form 10-Q	111

Signatures

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal National Mortgage Association

By:	/s/ Priscilla Almodovar
Priscilla Almodovar President and Chief Executive Officer
Date: July 30, 2025

By:	/s/ Chryssa C. Halley
Chryssa C. Halley Executive Vice President and Chief Financial Officer
Date: July 30, 2025

Fannie Mae Second Quarter 2025 Form 10-Q	112