Form 10-Q
period 2025-09-30
FEDERAL NATIONAL MORTGAGE ASSOCIATION FANNIE MAE
filed 2025-10-29
CIK 310522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☑
As of October 10, 2025, there were 1,158,087,567 shares of common stock of the registrant outstanding.

Fannie Mae Third Quarter 2025 Form 10-Q	i

Fannie Mae Third Quarter 2025 Form 10-Q	ii

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
About Fannie Mae

Fannie Mae is a leading source of financing for residential mortgages in the United States. We provided $286.7 billion in liquidity to the mortgage market in the first nine months of 2025, which enabled the financing of approximately 1.1 million home purchases, refinancings, and rental units.
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
We support both single-family and multifamily housing. Our Single-Family business provides financing for properties that have four or fewer residential units. Our Multifamily business provides financing for residential buildings with five or more units. As of June 30, 2025 (the latest date for which information is available), Fannie Mae owned or guaranteed an estimated 25% of single-family mortgage debt outstanding and an estimated 21% of multifamily mortgage debt outstanding in the United States.
We have been in conservatorship since 2008. The Federal Housing Finance Agency (“FHFA”) is our conservator. During conservatorship, our Board has no fiduciary duties to the company or its stockholders, as they owe their fiduciary duties of care and loyalty solely to FHFA as conservator. Since March 17, 2025, the FHFA Director has served as the Chairman of our Board, and FHFA’s General Counsel has also served as a member of our Board. Conservatorship and our agreements with the U.S. Department of the Treasury (“Treasury”) significantly restrict our business activities and stockholder rights. For more information about the impact of conservatorship and these agreements on our business, stockholders, and our uncertain future, see “Business—Conservatorship and Treasury Agreements” and “Risk Factors—GSE and Conservatorship Risk” in our 2024 Form 10-K and “Legislation and Regulation” in this report.

Fannie Mae Third Quarter 2025 Form 10-Q	1

MD&A | Financial Results Summary
Financial Results Summary

Please read this summary together with our MD&A, our condensed consolidated financial statements as of September 30, 2025 and the accompanying notes.
Overview of Financial Results

Net Revenues and Net Income
(Dollars in billions)
$7.3
$4.0
$7.3
$3.9
$21.8
$12.8
$21.6
$10.8
Q3 2024
Q3 2025
YTD 2024
YTD 2025
Net revenues
Net income

Summary of Financial Results
Quarterly Results
•Net revenues of $7.3 billion in the third quarter of 2025 were relatively flat compared with the third quarter of 2024. Net revenues consist of net interest income and fee and other income.
•Provision for credit losses was $338 million in the third quarter of 2025, which consists of a $269 million single-family provision for credit losses and a $69 million multifamily provision for credit losses. Our single-family provision for credit losses was primarily driven by provision associated with loans that we acquired during the period, which primarily consisted of purchase loans. Our multifamily provision for credit losses was primarily driven by increased delinquencies.
•Net income of $3.9 billion in the third quarter of 2025 decreased by $185 million compared with the third quarter of 2024, primarily driven by a $365 million shift from a benefit for credit losses to a provision for credit losses, partially offset by a $161 million shift from other expense in the third quarter of 2024 to other income in the third quarter of 2025.
Year-to-Date Results
•Net revenues of $21.6 billion in the first nine months of 2025 decreased by $139 million compared with the first nine months of 2024.
•Provision for credit losses was $1.3 billion in the first nine months of 2025, which consists of a $1.0 billion single-family provision for credit losses and a $278 million multifamily provision for credit losses. Our single-family provision for credit losses was primarily driven by provision associated with loans that we acquired during the period, which primarily consisted of purchase loans, and by weaker-than-expected home price growth. Our multifamily provision for credit losses was primarily driven by increased delinquencies.
•Net income of $10.8 billion in the first nine months of 2025 decreased by $2.0 billion compared with the first nine months of 2024, primarily driven by a $1.8 billion shift from a benefit for credit losses to a provision for credit losses and a $632 million decrease in fair value gains.
•Net worth increased by $10.8 billion in the first nine months of 2025 to $105.5 billion as of September 30, 2025. The increase is attributable to $10.8 billion of comprehensive income for the first nine months of 2025.
For more information on the drivers of our financial results, see “Consolidated Results of Operations.”

Fannie Mae Third Quarter 2025 Form 10-Q	2

MD&A | Legislation and Regulation
Legislation and Regulation

This section updates and supplements information regarding legislative, regulatory, conservatorship and other related matters affecting our business set forth in “Business—Conservatorship and Treasury Agreements” and “Business—Legislation and Regulation” in our 2024 Form 10-K, as well as in “MD&A—Legislation and Regulation” in our Form 10-Q for the quarter ended March 31, 2025 (“First Quarter 2025 Form 10-Q”) and in our Form 10-Q for the quarter ended June 30, 2025 (“Second Quarter 2025 Form 10-Q”). Also see “Risk Factors” in our 2024 Form 10-K for discussions of risks relating to legislative and regulatory matters.
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
Proposed 2026–2028 Housing Goals
We are subject to housing goals, which require that a specified amount of the mortgage loans we acquire meet requirements relating to affordability or location. Our housing goals are set by FHFA in accordance with the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended (the “GSE Act”). In October 2025, FHFA published a proposed rule that would establish housing goals for Fannie Mae and Freddie Mac for 2026 through 2028, replacing goals previously established for 2026 and 2027. For single-family loans, the proposed rule would reduce our requirements for low-income home purchase loans and very low-income home purchase loans, maintain our requirement for low-income refinance loans, and establish one subgoal for single-family low-income areas home purchase loans to replace the two current area-based subgoals. For multifamily loans, FHFA’s proposed goals for 2026 through 2028 are unchanged from the multifamily housing goals previously approved for 2025 through 2027. Comments on the proposed rule are due in November 2025. See “Business—Legislation and Regulation—Housing Goals” and “Risk Factors—GSE and Conservatorship Risk” in our 2024 Form 10-K for more information on our housing goals and how pursuing them may affect our business, results of operations and financial condition.
2024 Housing Goals Performance
In October 2025, FHFA notified us that it had determined that we met five of our six 2024 single-family housing goals and subgoals, and all of our 2024 multifamily housing goals and subgoals. FHFA determined that we missed the single-family very low-income home purchase goal. FHFA also determined not to require us to submit a housing plan because we missed the goal by a narrow margin. See “Business—Legislation and Regulation—Housing Goals” in our 2024 Form 10-K for more information regarding our 2024 housing goals requirements.
Stress Testing
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) requires certain financial companies to conduct annual stress tests. Under FHFA regulations, each year we are required to conduct a stress test using two different scenarios of financial conditions provided by FHFA—baseline and severely adverse—and to publish a summary of our stress test results for the severely adverse scenario by August 15. In August 2024, FHFA temporarily waived the requirement that we publish our 2024 stress test results by August 15, 2024. On August 15, 2025, we published on our website the results of the severely adverse scenarios for 2024 and 2025.
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

Fannie Mae Third Quarter 2025 Form 10-Q	3

MD&A | Key Market Economic Indicators
Market Interest Rates
Selected Market Interest Rates
(1)Refers to the U.S. weekly average fixed-rate mortgage rate according to Freddie Mac’s Primary Mortgage Market Survey®. These rates are reported using the latest available data for a given period.
(2)According to Bloomberg.
(3)Refers to the daily rate per the Federal Reserve Bank of New York.
The U.S. weekly average 30-year fixed-rate mortgage rate decreased to 6.30% at the end of the third quarter of 2025, compared to 6.77% at the end of the second quarter of 2025 and 6.85% at the end of the fourth quarter of 2024.
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
Home prices on a national basis grew by an estimated 3.4% in the first nine months of 2025. Based on our expectation of a decrease in home prices in the fourth quarter of 2025, we forecast national home price growth of 2.5% for the full year of 2025. We also expect regional variation in the timing and rate of home price changes.

Fannie Mae Third Quarter 2025 Form 10-Q	4

MD&A | Key Market Economic Indicators
Economic Activity
GDP and Unemployment Rate
(1)Real GDP growth (decline) is based on the quarterly series calculated by the Bureau of Economic Analysis and is subject to revision.
(2)According to the U.S. Bureau of Labor Statistics and subject to revision.
U.S. gross domestic product (“GDP”) increased by 3.8% in the second quarter of 2025. Bureau of Economic Analysis GDP data for the third quarter of 2025 was not available at the time of filing this report. We expect GDP will grow for the full year of 2025, but at a slower pace than in 2024. The unemployment rate increased to 4.3% in August 2025, compared with 4.1% in the second quarter of 2025. U.S. Bureau of Labor Statistics data for the third quarter of 2025 was not available at the time of filing this report. We expect the unemployment rate to continue to increase modestly in the fourth quarter of 2025.
The impact of trade, fiscal, regulatory and immigration policies is uncertain and could materially impact our outlook for interest rates, home price growth and economic growth. In addition, it remains unknown what impact, if any, the ongoing government shutdown will have on broad economic activity, including GDP and labor market conditions. See “Risk Factors—Market and Industry Risk” and “Risk Factors—Credit Risk” in our 2024 Form 10-K for further discussion of risks to our business and financial results associated with these factors.

Fannie Mae Third Quarter 2025 Form 10-Q	5

MD&A | Consolidated Results of Operations
Consolidated Results of Operations

This section discusses our condensed consolidated results of operations and should be read together with our condensed consolidated financial statements and the accompanying notes.
In the third quarter of 2025, a change in accounting principle was made that is reflected on the condensed consolidated balance sheets and condensed consolidated statements of cash flows on a retrospective basis. Additionally, a presentation change was made to the condensed consolidated statements of operations and other comprehensive income, which we recast for the prior periods presented. Refer to “Note 1, Summary of Significant Accounting Policies” in the Notes to Condensed Consolidated Financial Statements for further details.

Summary of Condensed Consolidated Results of Operations
	For the Three Months Ended September 30,			For the Nine Months Ended September 30,

	2025	2024	Variance	2025	2024	Variance
	(Dollars in millions)
Net interest income(1)	$7,184	$7,275	$(91)	$21,340	$21,566	$(226)
Fee and other income	123	66	57	293	206	87
Net revenues	7,307	7,341	(34)	21,633	21,772	(139)
(Provision) benefit for credit losses	(338)	27	(365)	(1,308)	507	(1,815)
Fair value gains (losses), net	13	52	(39)	347	979	(632)
Investment gains (losses), net	(1)	12	(13)	(9)	(28)	19
Non-interest expense:
Administrative expenses(2)	(819)	(884)	65	(2,658)	(2,672)	14
Legislative assessments(3)	(943)	(948)	5	(2,813)	(2,817)	4
Credit enhancement expense(4)	(409)	(411)	2	(1,288)	(1,235)	(53)
Other income (expense), net(5)	25	(136)	161	(331)	(416)	85
Total non-interest expense	(2,146)	(2,379)	233	(7,090)	(7,140)	50
Income before federal income taxes	4,835	5,053	(218)	13,573	16,090	(2,517)
Provision for federal income taxes	(976)	(1,009)	33	(2,736)	(3,242)	506
Net income	$3,859	$4,044	$(185)	$10,837	$12,848	$(2,011)
Total comprehensive income	$3,849	$4,047	$(198)	$10,828	$12,848	$(2,020)
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
(5)Primarily consists of debt extinguishment gains (losses), foreclosed property income (expense), change in the expected benefits from our freestanding credit enhancements, and gains (losses) from partnership investments.
Net Interest Income
Overview
Our primary source of net interest income is guaranty fees we receive for assuming the credit risk on mortgage loans underlying Fannie Mae MBS held by third parties in our guaranty book of business. We also recognize net interest income on the difference between interest income earned on the assets in our retained mortgage portfolio and our corporate liquidity portfolio (collectively, our “portfolios”) and the interest expense associated with our funding debt. In addition, income or expense from hedge accounting is a component of our net interest income. See “MD&A—

Fannie Mae Third Quarter 2025 Form 10-Q	6

MD&A | Consolidated Results of Operations
Consolidated Results of Operations—Net Interest Income” in our 2024 Form 10-K for information about the sources of our net interest income.
Components of Net Interest Income
The table below displays the components of our net interest income from our guaranty book of business, from our portfolios, as well as from hedge accounting.

Components of Net Interest Income
	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2025	2024	Variance	2025	2024	Variance
	(Dollars in millions)
Net interest income from guaranty book of business:
Base guaranty fee income excluding TCCA	$4,263	$4,159	$104	$12,694	$12,357	$337
Base guaranty fee income related to TCCA	855	862	(7)	2,570	2,581	(11)
Net deferred guaranty fee income	794	831	(37)	2,396	2,475	(79)
Total net interest income from guaranty book of business	5,912	5,852	60	17,660	17,413	247
Net interest income from portfolios(1)	1,417	1,624	(207)	4,170	4,817	(647)
Income (expense) from hedge accounting(2)	(145)	(201)	56	(490)	(664)	174
Total net interest income	$7,184	$7,275	$(91)	$21,340	$21,566	$(226)
(1)Includes interest income from assets held in our retained mortgage portfolio and our corporate liquidity portfolio, as well as other assets used to support lender liquidity. Also includes interest expense on our funding debt, including outstanding CAS debt.
(2)For more information about our hedge accounting program, see “Note 9, Derivative Instruments.”
Net interest income decreased by $91 million in the third quarter of 2025 compared with the third quarter of 2024, and by $226 million in the first nine months of 2025 compared with the first nine months of 2024, primarily driven by lower net interest income from portfolios, partially offset by higher base guaranty fee income.
•Lower net interest income from portfolios. Lower net interest income from portfolios in the third quarter and first nine months of 2025 compared with the third quarter and first nine months of 2024 was primarily driven by higher average rates on our long-term funding debt as we issued debt in a higher-interest rate environment relative to maturing long-term debt.
•Higher base guaranty fee income. Higher base guaranty fee income in the third quarter and first nine months of 2025 compared with the third quarter and first nine months of 2024 was primarily driven by higher average guaranty fees on recent single-family acquisitions.

Fannie Mae Third Quarter 2025 Form 10-Q	7

MD&A | Consolidated Results of Operations
Analysis of Unamortized Deferred Guaranty Fees
The following charts present information about the interest rates of the loans in our single-family conventional guaranty book of business as well as information about our deferred guaranty fees.
As shown in the chart below (on the left), most of our single-family conventional guaranty book of business as of September 30, 2025 had an interest rate lower than the U.S. weekly average 30-year fixed-rate mortgage rate. Per Freddie Mac’s Primary Mortgage Market Survey®, as of September 25, 2025, the U.S. weekly average interest rate for a single-family 30-year fixed-rate mortgage was 6.30%. Accordingly, even if interest rates decline to 5%, most of the borrowers whose mortgage loans are in our single-family conventional guaranty book of business still would not be incentivized to refinance.
The other chart below (on the right) presents guaranty fees that will be amortized into deferred guaranty fee income in future periods, which we refer to as “unamortized deferred guaranty fees,” as described in “MD&A—Consolidated Results of Operations—Net Interest Income—Analysis of Unamortized Deferred Guaranty Fees” in our 2024 Form 10-K.

Interest Rates of Single-Family Conventional Guaranty Book of Business Compared with the U.S. Weekly Average 30-Year Fixed-Rate Mortgage Rate	Unamortized Deferred Guaranty Fees
As of September 30, 2025	(Dollars in billions)

≥7%
5%
6% to <7%
14%
6.30%
5% to <6%
8%
4% to <5%
13%
3% to <4%
32%
<3%
28%
0%
10%
20%
30%
40%
50%

—	Represents the U.S. weekly average 30-year fixed-rate mortgage rate as of September 25, 2025, according to Freddie Mac’s Primary Mortgage Market Survey®, the last published rate for the quarter ending September 30, 2025.	—	Represents the net unamortized cost basis adjustment balance that will be amortized and recognized through deferred guaranty fee income over the remaining contractual life of the mortgage loans or debt.

—	Represents the percentage of single-family conventional guaranty book of business by select interest rate band based on the current interest rate of the mortgage loans.
The amount of deferred guaranty fee income we record can vary and is primarily impacted by: (1) the amount of upfront fees we charge on single-family mortgage loans, (2) changes in interest rates, which affect the premiums and discounts we record on newly acquired mortgage loans and newly created debt of consolidated trusts, and (3) the amount by which premiums and discounts on existing loans and debt of consolidated trust are different compared to newly acquired loans and debt. The balance of our unamortized deferred guaranty fees decreased as of September 30, 2025, compared with December 31, 2024, largely as a result of amortization of existing upfront fees on single-family loans and premiums of existing MBS debt. In addition, interest-rate-driven pricing changes resulted in fewer premiums on newly issued MBS debt relative to MBS debt that amortized, which further reduced the balance of unamortized deferred guaranty fees.

Fannie Mae Third Quarter 2025 Form 10-Q	8

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

Analysis of Net Interest Income and Yield(1)
	For the Three Months Ended September 30,
	2025			2024
	Average Balance	Interest Income/ (Expense)	Average Rates Earned/Paid	Average Balance	Interest Income/ (Expense)	Average Rates Earned/Paid
	(Dollars in millions)
Interest-earning assets:
Cash	$11,618	$129	4.44%	$11,633	$158	5.43%
Securities purchased under agreements to resell	75,484	844	4.47	77,314	1,057	5.47
Investments in securities	76,745	614	3.20	57,212	350	2.45
Mortgage loans:
Mortgage loans of Fannie Mae	55,368	599	4.33	52,105	576	4.42
Mortgage loans of consolidated trusts	4,076,794	37,745	3.70	4,092,789	35,814	3.50
Total mortgage loans(2)	4,132,162	38,344	3.71	4,144,894	36,390	3.51
Advances to lenders	3,262	46	5.64	3,325	57	6.86
Total interest-earning assets	$4,299,271	$39,977	3.72%	$4,294,378	$38,012	3.54%
Interest-bearing liabilities:
Short-term funding debt	$14,467	$(154)	4.26%	$10,445	$(137)	5.25%
Long-term funding debt	109,527	(1,204)	4.40	104,952	(1,014)	3.86
CAS debt	1,543	(45)	11.67	2,197	(64)	11.65
Total debt of Fannie Mae	125,537	(1,403)	4.47	117,594	(1,215)	4.13
Debt securities of consolidated trusts held by third parties	4,063,137	(31,390)	3.09	4,081,619	(29,522)	2.89
Total interest-bearing liabilities	$4,188,674	$(32,793)	3.13%	$4,199,213	$(30,737)	2.93%
Net interest income/net interest yield		$7,184	0.67%		$7,275	0.68%

Fannie Mae Third Quarter 2025 Form 10-Q	9

MD&A | Consolidated Results of Operations

	For the Nine Months Ended September 30,
	2025			2024
	Average Balance	Interest Income/ (Expense)	Average Rates Earned/Paid	Average Balance	Interest Income/ (Expense)	Average Rates Earned/Paid
	(Dollars in millions)
Interest-earning assets:
Cash	$11,614	$382	4.39%	$11,627	$471	5.40%
Securities purchased under agreements to resell	79,324	2,640	4.44	81,106	3,313	5.45
Investments in securities	79,916	1,818	3.03	54,371	932	2.29
Mortgage loans:
Mortgage loans of Fannie Mae	52,430	1,640	4.17	51,057	1,711	4.47
Mortgage loans of consolidated trusts	4,084,093	111,796	3.65	4,091,464	105,512	3.44
Total mortgage loans(2)	4,136,523	113,436	3.66	4,142,521	107,223	3.45
Advances to lenders	3,023	128	5.65	2,882	146	6.75
Total interest-earning assets	$4,310,400	$118,404	3.66%	$4,292,507	$112,085	3.48%
Interest-bearing liabilities:
Short-term funding debt	$11,363	$(362)	4.25%	$11,808	$(462)	5.22%
Long-term funding debt	117,872	(3,683)	4.17	103,133	(2,854)	3.69
CAS debt	1,803	(149)	11.02	2,422	(207)	11.40
Total debt of Fannie Mae	131,038	(4,194)	4.27	117,363	(3,523)	4.00
Debt securities of consolidated trusts held by third parties	4,070,846	(92,870)	3.04	4,084,450	(86,996)	2.84
Total interest-bearing liabilities	$4,201,884	$(97,064)	3.08%	$4,201,813	$(90,519)	2.87%
Net interest income/net interest yield		$21,340	0.66%		$21,566	0.67%
(1)    Includes the effects of discounts, premiums and other cost basis adjustments, including basis adjustments related to hedge accounting.
(2)    Average balance includes mortgage loans on nonaccrual status. Interest income includes loan fees of $767 million and $2.2 billion for the third quarter of 2025 and first nine months of 2025, respectively, compared with $711 million and $2.1 billion for the third quarter of 2024 and first nine months of 2024, respectively. Loan fees primarily consist of yield maintenance revenue we recognized on the prepayment of multifamily mortgage loans and the amortization of upfront cash fees exchanged when we acquire the mortgage loan.

Fannie Mae Third Quarter 2025 Form 10-Q	10

MD&A | Consolidated Results of Operations
(Provision) Benefit for Credit Losses
The table below presents our single-family and multifamily benefit or provision for credit losses and the change in expected credit enhancement recoveries. The benefit or provision for credit losses includes our benefit or provision for loan losses, advances of pre-foreclosure costs, accrued interest receivable losses, our guaranty loss reserves, and credit losses on our available-for-sale (“AFS”) debt securities.

(Provision) Benefit for Credit Losses and Change in Expected Credit Enhancement Recoveries by Segment
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in millions)
(Provision) benefit for credit losses:
Single-family (provision) benefit for credit losses	$(269)	$451	$(1,030)	$1,334
Multifamily (provision) benefit for credit losses	(69)	(424)	(278)	(827)
Total (provision) benefit for credit losses	$(338)	$27	$(1,308)	$507

Change in expected credit enhancement recoveries:(1)
Single-family	$(11)	$(45)	$(23)	$(134)
Multifamily	57	134	119	323
Change in expected credit enhancement recoveries	$46	$89	$96	$189
(1)Consists of estimated changes in benefits from our freestanding credit enhancements, which are recognized as a component of “Other income (expenses), net” in our condensed consolidated statements of operations and comprehensive income.
Single-Family (Provision) Benefit for Credit Losses
Our single-family provision for credit losses in the third quarter of 2025 was primarily driven by provision associated with loans that we acquired during the period, which primarily consisted of purchase loans. Purchase loans generally have higher original loan-to-value (“LTV”) ratios than refinance loans; therefore, purchase loans have a higher estimated risk of default and loss severity in the allowance than refinance loans and a correspondingly higher credit loss provision at the time of acquisition.
Our single-family provision for credit losses in the first nine months of 2025 was primarily driven by provision associated with loans that we acquired during the period, which primarily consisted of purchase loans, and by weaker-than-expected home price growth. Lower home prices increase the likelihood that loans will default and increase the amount of losses on loans that do default, which impacts our estimate of losses and ultimately increases our loss reserves and provision for credit losses.
See “Key Market Economic Indicators” in our 2024 Form 10-K for additional information about how home prices affect our credit loss estimates. See “Key Market Economic Indicators” in this report for a discussion of home price growth and our home price forecast. Also see “Critical Accounting Estimates” in this report for more information about our home price forecast and how it can impact our single-family (provision) benefit for credit losses.
Our single-family benefit for credit losses in the third quarter of 2024 was primarily driven by a benefit from forecasted home price growth and a benefit from actual and projected interest rates, partially offset by a provision from changes in loan activity, as described below. Additionally, our allowance for loan losses as of September 30, 2024 considered the potential impact of Hurricane Helene.
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

Fannie Mae Third Quarter 2025 Form 10-Q	11

MD&A | Consolidated Results of Operations
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
Multifamily (Provision) Benefit for Credit Losses
Our multifamily provision for credit losses in the third quarter and first nine months of 2025 was primarily driven by an increase in delinquencies including provision from seriously delinquent loans that were written down to the net recoverable amount of the loans’ collateral during the period.
Our multifamily provision for credit losses in the third quarter of 2024 was largely driven by certain adjustable-rate conventional loans that were written down during the period. We also recognized provision for credit losses because, compared to our previous forecast, our third quarter of 2024 forecast expected further slight decreases in projected multifamily property values and a longer period of time for projected multifamily property values to improve. Our multifamily allowance and estimate for credit losses as of September 30, 2024 also considered uncertainty. This included uncertainty relating to multifamily property values, as well as uncertainty due to the investigation of multifamily lending transactions with suspected fraud, which may increase the risk of default.
Our multifamily provision for credit losses in the first nine months of 2024 was primarily driven by loan delinquencies in our multifamily guaranty book of business, including provision attributable to adjustable-rate conventional loans that became seriously delinquent and were written down to the net recoverable amount, declines in estimated actual and projected multifamily property values, and provision for uncertainty.
Change in Expected Credit Enhancement Recoveries
Change in expected credit enhancement recoveries consists of the change in expected and realized benefits from our freestanding credit enhancements, including any realized amounts. Change in expected credit enhancement recoveries decreased in third quarter and first nine months of 2025 compared with the third quarter and first nine months of 2024, driven by the decreased multifamily provision for credit losses. The decrease in estimated credit losses on our multifamily guaranty book of business decreased the amount we expect to receive from our multifamily loss sharing arrangements.

Fannie Mae Third Quarter 2025 Form 10-Q	12

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
The table below displays the components of our fair value gains and losses.

Fair Value Gains (Losses), Net
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in millions)
Risk management derivatives fair value gains (losses)(1)	$43	$(470)	$(241)	$(29)
Impact of hedge accounting(2)	74	215	374	471
Risk management derivatives fair value gains (losses), net	117	(255)	133	442
Mortgage commitment derivatives fair value gains (losses), net	(295)	(567)	(684)	(266)
Credit enhancement derivatives fair value gains (losses), net	3	(38)	(25)	(52)
Total derivatives fair value gains (losses), net	(175)	(860)	(576)	124
Trading securities gains (losses), net	296	1,267	1,279	1,127
Long-term debt fair value gains (losses), net	(203)	(471)	(582)	(343)
Other, net(3)	95	116	226	71
Fair value gains (losses), net	$13	$52	$347	$979
(1)Includes net change in fair value in the period and net contractual interest income (expense) on interest-rate swaps, which is primarily impacted by changes in interest rates and changes in the composition of our interest-rate swaps portfolio.
(2)The “Impact of hedge accounting” reflected in this table shows the net gain or loss from swaps in hedging relationships plus any accrued interest during the applicable periods, which are recognized in “Net interest income.”
(3)Consists primarily of fair value gains and losses on mortgage loans held at fair value.
Fair value activity in the third quarter of 2025 was primarily driven by declining interest rates, resulting in gains on fixed-rate trading securities, mortgage loans held at fair value, and risk management derivatives, which were more than offset by losses on mortgage commitment derivatives and long-term debt of consolidated trusts held at fair value.
Fair value activity in the first nine months of 2025 was primarily driven by declining interest rates, resulting in gains on fixed-rate trading securities, which were more than offset by losses on mortgage commitment derivatives, long-term debt of consolidated trusts held at fair value, and risk management derivatives.
Fair value activity in the third quarter of 2024 was primarily driven by declining interest rates, resulting in gains on fixed-rate trading securities, which were more than offset by losses on mortgage commitment derivatives, long-term debt of consolidated trusts held at fair value, and risk management derivatives.
Fair value activity in the first nine months of 2024 was primarily driven by declining interest rates, resulting in gains on fixed-rate trading securities, which were partially offset by losses on mortgage commitment derivatives, long-term debt of consolidated trusts held at fair value, and risk management derivatives.
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

Fannie Mae Third Quarter 2025 Form 10-Q	13

MD&A | Consolidated Results of Operations
Legislative Assessments
The table below displays the components of our legislative assessments.

Legislative Assessments
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in millions)
TCCA fees(1)	$855	$862	$2,570	$2,581
FHFA assessments(2)	42	41	123	121
Affordable housing allocations:(3)
Treasury’s Capital Magnet Fund	16	15	42	40
HUD’s Housing Trust Fund	30	30	78	75
Total affordable housing allocations	46	45	120	115
Total legislative assessments	$943	$948	$2,813	$2,817
(1)TCCA fees are expenses recognized as a result of the 10 basis point increase in guaranty fees on all single-family mortgages delivered to us on or after April 1, 2012 pursuant to the Temporary Payroll Tax Cut Continuation Act of 2011 and as extended by the Infrastructure Investment and Jobs Act, which we pay to Treasury.
(2)FHFA assessments are expenses relating to our obligation under the GSE Act to pay FHFA to cover a portion of its costs, expenses and working capital.
(3)Affordable housing allocations relates to the GSE Act requirement to set aside each year an amount equal to 4.2 basis points of the unpaid principal balance of our new business purchases and to pay this amount to specified U.S. Department of Housing and Urban Development (“HUD”) and Treasury funds in support of affordable housing. In March 2025, we paid $160 million to the funds based on our new business purchases in 2024. For the first nine months of 2025, we recognized an expense of $120 million related to this obligation based on $285.8 billion in new business purchases during the period. We expect to pay this amount to the funds in 2026, plus additional amounts to be accrued based on our new business purchases in the fourth quarter of 2025.
Administrative Expenses
Administrative expenses decreased from $884 million in the third quarter of 2024 to $819 million in the third quarter of 2025, primarily driven by fewer employees and contractors. Administrative expenses decreased by $14 million from the first nine months of 2024 to the first nine months of 2025, primarily driven by fewer employees and contractors partially offset by an increase in severance costs.
Other Income (Expense), Net
Other income (expense), net, shifted from an expense of $136 million in the third quarter of 2024 to income of $25 million in the third quarter of 2025. Other expense decreased from $416 million in the first nine months of 2024 to $331 million in the first nine months of 2025. The shift to other income for the third quarter of 2025 and the decline in other expense for the first nine months of 2025 were primarily driven by an increase in debt extinguishment gains as a result of our purchase of single-family Fannie Mae MBS in the third quarter of 2025, as well as a decrease in our single-family foreclosed property expense as a result of a reduction of our REO properties and reduced repair costs. This was partially offset by a decrease in our expected credit enhancement recoveries on multifamily loans. See “(Provision) Benefit for Credit Losses” for a discussion of our changes in expected credit enhancement recoveries.

Fannie Mae Third Quarter 2025 Form 10-Q	14

MD&A | Consolidated Balance Sheet Analysis
Consolidated Balance Sheet Analysis

This section discusses our condensed consolidated balance sheets and should be read together with our condensed consolidated financial statements and the accompanying notes.

Summary of Condensed Consolidated Balance Sheets
	As of
	September 30, 2025	December 31, 2024	Variance
	(Dollars in millions)
Assets
Cash	$12,155	$13,477	$(1,322)
Restricted cash	27,220	25,059	2,161
Securities purchased under agreements to resell	61,525	56,250	5,275
Investments in securities, at fair value	71,656	79,197	(7,541)
Mortgage loans:
Of Fannie Mae	54,567	50,408	4,159
Of consolidated trusts	4,077,069	4,095,305	(18,236)
Allowance for loan losses	(8,246)	(7,707)	(539)
Mortgage loans, net of allowance for loan losses	4,123,390	4,138,006	(14,616)
Deferred tax assets, net	10,000	10,545	(545)
Other assets	29,910	27,197	2,713
Total assets	$4,335,856	$4,349,731	$(13,875)
Liabilities and equity
Debt:
Of Fannie Mae	$126,390	$139,422	$(13,032)
Of consolidated trusts	4,076,945	4,088,675	(11,730)
Other liabilities	27,036	26,977	59
Total liabilities	4,230,371	4,255,074	(24,703)
Total stockholders’ equity	105,485	94,657	10,828
Total liabilities and equity	$4,335,856	$4,349,731	$(13,875)
Securities Purchased Under Agreements to Resell and Investments in Securities, at Fair Value
The primary driver of the increase in securities purchased under agreements to resell as well as the decrease in investments in securities, at fair value from December 31, 2024 to September 30, 2025, was the reinvestment of proceeds from sales and maturities of U.S. Treasury securities into securities purchased under agreements to resell and Fannie Mae MBS held in our retained mortgage portfolio.
Mortgage Loans, Net of Allowance for Loan Losses
The mortgage loans reported in our condensed consolidated balance sheets are classified as either held for sale (“HFS”) or held for investment (“HFI”) and include loans owned by Fannie Mae and loans held in consolidated trusts.
Mortgage loans, net of allowance for loan losses decreased from December 31, 2024 to September 30, 2025, driven primarily by loan paydowns, liquidations and sales outpacing acquisitions during the first nine months of 2025.
For additional information on our mortgage loans, see “Note 4, Mortgage Loans,” and for additional information on changes in our allowance for loan losses, see “Note 5, Allowance for Loan Losses.”
Debt
Debt of Fannie Mae decreased from December 31, 2024 to September 30, 2025 as our funding needs were primarily satisfied by earnings retained from our operations. The decrease in debt of consolidated trusts from December 31, 2024 to September 30, 2025 was primarily driven by liquidations and extinguishments outpacing issuance activities, offset by sales of MBS held in our retained mortgage portfolio. See “Liquidity and Capital Management—Liquidity Management—

Fannie Mae Third Quarter 2025 Form 10-Q	15

MD&A | Consolidated Balance Sheet Analysis
Debt Funding” for a summary of activity in debt of Fannie Mae and information on our outstanding short-term and long-term debt. Also see “Note 8, Short-Term and Long-Term Debt” for additional information on our total outstanding debt.
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

Retained Mortgage Portfolio
	As of
	September 30, 2025	December 31, 2024
	(Dollars in millions)
Lender liquidity:
Agency securities(1)	$40,431	$40,550
Mortgage loans	6,962	8,093
Total lender liquidity	47,393	48,643
Loss mitigation mortgage loans(2)	46,168	40,194
Other:
Reverse mortgage loans and securities(3)	2,863	3,542
Other mortgage loans and securities(4)	2,355	2,502
Total other	5,218	6,044
Total retained mortgage portfolio	$98,779	$94,881

Retained mortgage portfolio by segment:
Single-family mortgage loans and mortgage-related securities	$92,621	$89,308
Multifamily mortgage loans and mortgage-related securities	$6,158	$5,573
(1)Consists of Fannie Mae, Freddie Mac and Ginnie Mae mortgage-related securities, including Freddie Mac securities guaranteed by Fannie Mae. Excludes Fannie Mae and Ginnie Mae reverse mortgage securities and Fannie Mae-wrapped private-label securities.
(2)Includes single-family loans on nonaccrual status of $11.8 billion and $10.3 billion as of September 30, 2025 and December 31, 2024, respectively. Also includes multifamily loans on nonaccrual status of $2.5 billion and $2.9 billion as of September 30, 2025 and December 31, 2024, respectively.
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

Fannie Mae Third Quarter 2025 Form 10-Q	16

MD&A | Retained Mortgage Portfolio
We include 10% of the notional value of the interest-only securities we hold in calculating the size of the retained mortgage portfolio for the purpose of determining compliance with the senior preferred stock purchase agreement mortgage assets cap and associated FHFA instructions. As of September 30, 2025, 10% of the notional value of our interest-only securities was $1.7 billion, which is not included in the table above.
Under the terms of our MBS trust documents, we have the option or, in some instances, the obligation, to purchase mortgage loans that meet specific criteria from an MBS trust. FHFA has also provided us with instruction on our single-family delinquent loan buyout policy. The purchase price for these loans is the unpaid principal balance of the loans plus accrued interest. In support of our loss mitigation strategies, we purchased $11.7 billion of loans from our single-family MBS trusts in the first nine months of 2025, the substantial majority of which were delinquent, compared with $9.6 billion of loans in the first nine months of 2024.
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
The table below displays the composition of our guaranty book of business and our total Fannie Mae guarantees based on unpaid principal balance.

Composition of Fannie Mae Guaranty Book of Business
	As of
	September 30, 2025			December 31, 2024
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Conventional guaranty book of business	$3,604,657	$523,211	$4,127,868	$3,632,700	$502,080	$4,134,780
Government guaranty book of business	4,929	475	5,404	5,705	490	6,195
Guaranty book of business	3,609,586	523,686	4,133,272	3,638,405	502,570	4,140,975
Freddie Mac securities guaranteed by Fannie Mae(1)	187,870	—	187,870	200,086	—	200,086
Total Fannie Mae guarantees	$3,797,456	$523,686	$4,321,142	$3,838,491	$502,570	$4,341,061
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

Fannie Mae Third Quarter 2025 Form 10-Q	17

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

Quarterly Business Segment Financial Results(1)
	For the Three Months Ended September 30,
	2025		2024		Segment Variance
	Single-Family	Multifamily	Single-Family	Multifamily	Single-Family	Multifamily
	(Dollars in millions)
Net interest income(2)	$5,992	$1,192	$6,131	$1,144	$(139)	$48
Fee and other income	104	19	48	18	56	1
Net revenues	6,096	1,211	6,179	1,162	(83)	49
(Provision) benefit for credit losses	(269)	(69)	451	(424)	(720)	355
Fair value gains (losses), net	(22)	35	(8)	60	(14)	(25)
Investment gains (losses), net	5	(6)	9	3	(4)	(9)
Non-interest expense:
Administrative expenses(3)	(669)	(150)	(732)	(152)	63	2
Legislative assessments(4)	(929)	(14)	(936)	(12)	7	(2)
Credit enhancement expense(5)	(330)	(79)	(336)	(75)	6	(4)
Other income (expense), net(6)	(7)	32	(223)	87	216	(55)
Total non-interest expense	(1,935)	(211)	(2,227)	(152)	292	(59)
Income before federal income taxes	3,875	960	4,404	649	(529)	311
Provision for federal income taxes	(790)	(186)	(890)	(119)	100	(67)
Net income	$3,085	$774	$3,514	$530	$(429)	$244

Fannie Mae Third Quarter 2025 Form 10-Q	18

MD&A | Business Segments Financial Results

Year-to-Date Business Segment Financial Results(1)
	For the Nine Months Ended September 30,
	2025		2024		Segment Variance
	Single-Family	Multifamily	Single-Family	Multifamily	Single-Family	Multifamily
	(Dollars in millions)
Net interest income(2)	$17,850	$3,490	$18,101	$3,465	$(251)	$25
Fee and other income	238	55	154	52	84	3
Net revenues	18,088	3,545	18,255	3,517	(167)	28
(Provision) benefit for credit losses	(1,030)	(278)	1,334	(827)	(2,364)	549
Fair value gains (losses), net	257	90	930	49	(673)	41
Investment gains (losses), net	(1)	(8)	(48)	20	47	(28)
Non-interest expense:
Administrative expenses(3)	(2,168)	(490)	(2,225)	(447)	57	(43)
Legislative assessments(4)	(2,767)	(46)	(2,785)	(32)	18	(14)
Credit enhancement expense(5)	(1,055)	(233)	(1,022)	(213)	(33)	(20)
Other income (expense), net(6)	(324)	(7)	(644)	228	320	(235)
Total non-interest expense	(6,314)	(776)	(6,676)	(464)	362	(312)
Income before federal income taxes	11,000	2,573	13,795	2,295	(2,795)	278
Provision for federal income taxes	(2,261)	(475)	(2,819)	(423)	558	(52)
Net income	$8,739	$2,098	$10,976	$1,872	$(2,237)	$226
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
(6)Primarily consists of debt extinguishment gains (losses), foreclosed property income (expense), change in the expected benefits from our freestanding credit enhancements and gains (losses) from partnership investments.

Fannie Mae Third Quarter 2025 Form 10-Q	19

MD&A | Business Segments Financial Results
Net Interest Income
(Dollars in millions)
Single-Family
Net interest income decreased by $139 million in the third quarter of 2025 compared with the third quarter of 2024, and by $251 million in the first nine months of 2025 compared with the first nine months of 2024, primarily driven by lower net interest income from portfolios, partially offset by higher base guaranty fee income.
Multifamily
Net interest income increased by $48 million in the third quarter of 2025 compared with the third quarter of 2024, and by $25 million in the first nine months of 2025 compared with the first nine months of 2024, primarily driven by higher guaranty fee income as a result of an increase in the size of our multifamily guaranty book of business and higher yield maintenance income, partially offset by lower average charged guaranty fees.
(Provision) Benefit for Credit Losses
(Dollars in millions)
See “Consolidated Results of Operations—(Provision) Benefit for Credit Losses” for a discussion of our single-family and multifamily (provision) benefit for credit losses.

Fannie Mae Third Quarter 2025 Form 10-Q	20

MD&A | Business Segments Financial Results
Fair Value Gains (Losses), Net
(Dollars in millions)
Single-Family
Fair value losses, net in the third quarter of 2025 were primarily driven by losses on our mortgage commitment derivatives and long-term debt of consolidated trusts held at fair value, all of which were primarily due to falling interest rates during the third quarter of 2025, which were offset by gains on our trading securities.
Fair value gains in the first nine months of 2025 were primarily driven by declining interest rates, resulting in gains on fixed-rate trading securities, which were offset by losses on mortgage commitment derivatives, long-term debt of consolidated trusts held at fair value and risk management derivatives.
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

Fannie Mae Third Quarter 2025 Form 10-Q	21

MD&A | Business Segments Financial Results
Other Income (Expense), Net
(Dollars in millions)
Single-Family
Other expense, net, decreased $216 million in the third quarter of 2025 compared with the third quarter of 2024, and by $320 million in the first nine months of 2025 compared with the first nine months of 2024, primarily driven by an increase in debt extinguishment gains as a result of our purchase of single-family Fannie Mae MBS in the third quarter of 2025, as well as a decrease in our single-family foreclosed property expense as a result of a reduction in our REO properties and reduced repair costs.
Multifamily
The shift to other expense, net of $7 million in the first nine months of 2025 from other income, net of $228 million in the first nine months of 2024 was primarily driven by a decline in our expected credit enhancement recoveries on multifamily loans. The decrease in estimated credit losses subject to credit enhancements on our multifamily guaranty book of business decreased the amount we expect to receive from our multifamily loss sharing arrangements.

Fannie Mae Third Quarter 2025 Form 10-Q	22

MD&A | Single-Family Business | Single-Family Mortgage Market
Single-Family Business

This section supplements and updates information regarding our Single-Family business segment in our 2024 Form 10-K. See “MD&A—Single-Family Business” in our 2024 Form 10-K for additional information regarding the primary business activities, lenders, investors and competition of our Single-Family business.
Single-Family Mortgage Market
Total housing activity modestly increased in the third quarter of 2025 compared with the second quarter of 2025. Existing home sales averaged 4.02 million units annualized in the third quarter of 2025, compared with 3.99 million units in the second quarter of 2025, according to data from the National Association of REALTORS®. According to the October forecast from our Economic and Strategic Research Group, new single-family home sales are estimated to average an annualized rate of approximately 692,000 units in the third quarter of 2025, compared with approximately 670,000 units in the second quarter of 2025.
The U.S. weekly average 30-year fixed mortgage rate was 6.30% as of September 25, 2025, compared with 6.77% as of June 26, 2025, and averaged 6.57% in the third quarter of 2025, compared with 6.79% in the second quarter of 2025, according to Freddie Mac’s Primary Mortgage Market Survey®.
Single-family mortgage market originations increased from an estimated $456 billion in the third quarter of 2024 to an estimated $493 billion in the third quarter of 2025. According to the October forecast from our Economic and Strategic Research Group, total originations in the U.S. single-family mortgage market in 2025 are forecasted to increase from 2024 levels by approximately 11%, from an estimated $1.70 trillion in 2024 to $1.88 trillion in 2025, and the amount of refinance originations in the U.S. single-family mortgage market are forecasted to increase from an estimated $364 billion in 2024 to $497 billion in 2025. Our Economic and Strategic Research Group’s October forecast is based on data available as of October 10, 2025. See “Key Market Economic Indicators” in our 2024 Form 10-K and this report for additional discussion of how housing activity can affect our financial results and the uncertainties that may affect our forecasts and expectations.

Fannie Mae Third Quarter 2025 Form 10-Q	23

MD&A | Single-Family Business | Single-Family Mortgage-Related Securities Issuances Share
Single-Family Mortgage-Related Securities Issuances Share
Our single-family Fannie Mae MBS issuances were $90.1 billion for the third quarter of 2025, compared with $92.3 billion for the third quarter of 2024. Based on the latest data available, the charts below display our estimated share of single-family mortgage-related securities issuances as compared with that of our primary competitors for the issuance of single-family mortgage-related securities for the periods indicated.
Single-Family Mortgage-Related Securities Issuances Share

Ginnie Mae	Private-label securities

Fannie Mae	Freddie Mac

Our market share is influenced by various factors, including the pricing of single-family loans and the competitive market environment. When making pricing and acquisition decisions for single-family loans, we must consider a mix of often competing factors, such as competitive market dynamics, our capital requirements, our housing mission requirements and UMBS market liquidity objectives. Balancing these considerations can sometimes create challenges that impact our ability to compete effectively in the marketplace. For a discussion of factors that affect or could affect our business, our competitive environment, demand for our MBS, or the liquidity and market value of our MBS, as well as the risks associated with our conservatorship, our higher capital requirements relative to that of our primary competitor, our housing mission requirements, the UMBS market and the performance of our MBS, see “Business—Conservatorship and Treasury Agreements,” “Business—Legislation and Regulation,” “Risk Factors” and “MD&A—Single-Family Business—Single-Family Competition” in our 2024 Form 10-K, as well as “Legislation and Regulation” in our First and Second Quarter 2025 Form 10-Qs and in this report.

Fannie Mae Third Quarter 2025 Form 10-Q	24

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
Our single-family conventional loan acquisition volumes remained at low levels in the third quarter of 2025. Housing affordability constraints, limited supply, and market competition continued to put downward pressure on the volume of purchase loans we acquired. In addition, the average 30-year fixed-rate mortgage rate in third quarter of 2025 remained higher than the interest rates of most outstanding single-family loans, resulting in low refinancing volumes.
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
Our average charged guaranty fee on newly acquired conventional single-family loans, net of TCCA fees increased in the third quarter of 2025 compared with the third quarter of 2024, primarily as a result of a shift in the profile of loans we acquired to loans with higher upfront fees, as well as higher base guaranty fees on new single-family loan acquisitions.

Fannie Mae Third Quarter 2025 Form 10-Q	25

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
Fannie Mae uses credit scores to provide a foundation for risk-based pricing, and support disclosures to investors. We currently use the “classic FICO® Score” from Fair Isaac Corporation as our credit score model, which FHFA has approved.
In October 2022, FHFA announced the validation and approval of two new credit score models for use by Fannie Mae and Freddie Mac: the FICO® Score 10T credit score model and the VantageScore® 4.0 credit score model. In July 2025, FHFA announced that Fannie Mae and Freddie Mac are moving forward with an interim phase in the transition to the new credit score models, in which we will permit lenders to deliver mortgage loans using a credit score generated by either the classic FICO Score model or the VantageScore 4.0 model as we continue to work towards full implementation of modernized credit scoring and credit reporting. FHFA also announced that implementation efforts are underway with respect to the FICO 10T credit score model, and that Fannie Mae and Freddie Mac expect to be able to publish historical FICO 10T data and adopt scores from the model at a later date.
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

Fannie Mae Third Quarter 2025 Form 10-Q	26

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management

Key Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business(1)
	Percent of Single-Family Conventional Business Volume at Acquisition(2)				Percent of Single-Family Conventional Guaranty Book of Business(3) As of
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024	September 30, 2025	December 31, 2024
Original LTV ratio:(4)
<= 60%	17%	17%	17%	17%	24%	24%
60.01% to 70%	10	11	11	10	14	14
70.01% to 80%	33	33	33	33	33	34
80.01% to 90%	15	15	15	16	12	11
90.01% to 95%	18	17	17	17	12	12
95.01% to 100%	7	7	7	7	4	4
Greater than 100%	—	—	—	—	1	1
Total	100%	100%	100%	100%	100%	100%
Weighted average	77%	77%	77%	78%	74%	73%
Average loan amount	$336,504	$332,039	$334,654	$330,682	$210,274	$209,326
Loan count (in thousands)	268	281	713	730	17,049	17,281
Estimated mark-to-market LTV ratio:(5)
<= 60%					68%	69%
60.01% to 70%					11	12
70.01% to 80%					10	10
80.01% to 90%					7	6
90.01% to 100%					4	3
Greater than 100%					*	*
Total					100%	100%
Weighted average					50%	50%
FICO credit score at origination:(6)
< 620	* %	* %	* %	* %	* %	* %
620 to < 660	4	2	3	2	3	3
660 to < 680	3	3	3	3	4	4
680 to < 700	5	5	5	5	6	6
700 to < 740	18	18	18	18	20	20
>= 740	70	72	71	72	67	67
Total	100%	100%	100%	100%	100%	100%
Weighted average	756	759	756	758	753	753
Debt-to-income (“DTI”) ratio at origination:(7)
<= 43%	62%	63%	63%	63%	73%	74%
43.01% to 45%	10	10	10	10	9	9
Greater than 45%	28	27	27	27	18	17
Total	100%	100%	100%	100%	100%	100%
Weighted average	38%	38%	38%	38%	36%	35%

Fannie Mae Third Quarter 2025 Form 10-Q	27

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management

	Percent of Single-Family Conventional Business Volume at Acquisition(2)				Percent of Single-Family Conventional Guaranty Book of Business(3) As of
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024	September 30, 2025	December 31, 2024
Product type:
Fixed-rate:(8)
Long-term	93%	96%	93%	96%	90%	89%
Intermediate-term	5	3	5	3	9	10
Total fixed-rate	98	99	98	99	99	99
Adjustable-rate	2	1	2	1	1	1
Total	100%	100%	100%	100%	100%	100%
Number of property units:
1 unit	97%	97%	97%	97%	97%	97%
2-4 units	3	3	3	3	3	3
Total	100%	100%	100%	100%	100%	100%
Property type:
Single-family homes	92%	92%	92%	91%	91%	91%
Condo/Co-op	8	8	8	9	9	9
Total	100%	100%	100%	100%	100%	100%
Occupancy type:
Primary residence	95%	93%	94%	93%	91%	91%
Second/vacation home	1	2	2	2	3	3
Investor	4	5	4	5	6	6
Total	100%	100%	100%	100%	100%	100%
Loan purpose:
Purchase	80%	86%	78%	86%	50%	48%
Cash-out refinance	10	8	11	9	19	19
Other refinance	10	6	11	5	31	33
Total	100%	100%	100%	100%	100%	100%
Geographic concentration:(9)
Midwest	18%	17%	17%	16%	14%	14%
Northeast	16	15	15	14	15	16
Southeast	25	26	25	27	23	23
Southwest	22	22	23	22	20	19
West	19	20	20	21	28	28
Total	100%	100%	100%	100%	100%	100%
Origination year:
2019 and prior					20%	22%
2020					21	22
2021					26	28
2022					12	13
2023					7	7
2024					8	8
2025					6	—
Total					100%	100%
*    Represents less than 0.5% of single-family conventional business volume or guaranty book of business.

Fannie Mae Third Quarter 2025 Form 10-Q	28

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
The table below displays information about loans in our single-family conventional guaranty book of business covered by one or more forms of credit enhancement, including mortgage insurance or a credit risk transfer transaction. The risk in force of our back-end credit risk transfer transactions, which refers to the maximum amount of losses that could be absorbed by investors in those transactions, was approximately $41 billion as of September 30, 2025, compared with approximately $43 billion as of December 31, 2024. Our mortgage insurance risk in force, which refers to our maximum potential loss recovery under the applicable mortgage insurance policies in force, was approximately $202 billion as of September 30, 2025 and December 31, 2024.

Single-Family Loans with Credit Enhancement
	As of
	September 30, 2025		December 31, 2024
	Unpaid Principal Balance	Percentage of Single-Family Conventional Guaranty Book of Business	Unpaid Principal Balance	Percentage of Single-Family Conventional Guaranty Book of Business
	(Dollars in billions)
Primary mortgage insurance	$758	21%	$761	21%
Connecticut Avenue Securities	873	24	850	23
Credit Insurance Risk Transfer	431	12	419	12
Other	29	1	45	1
Less: Loans covered by multiple credit enhancements	(419)	(11)	(408)	(11)
Total single-family loans with credit enhancement	$1,672	47%	$1,667	46%

Fannie Mae Third Quarter 2025 Form 10-Q	29

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
As of September 30, 2025 and December 31, 2024, the loans in our single-family conventional guaranty book of business that were currently without credit enhancement consisted primarily of loans with an LTV ratio less than or equal to 60% or loans with an original maturity of 20 years or less. See “MD&A—Single-Family Business—Single-Family Credit Enhancement and Transfer of Mortgage Credit Risk" in our 2024 Form 10-K for more information about our single-family loans without credit enhancements.
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
In the first nine months of 2025, we transferred a portion of the mortgage credit risk on single-family mortgage loans with an unpaid principal balance of $162.6 billion at the time of the transactions.
We provide a portion of the guaranty fee to investors in our credit risk transfer transactions as compensation for their taking on a share of the credit risk of the related loans. We record the substantial majority of expenses related to our credit risk transfer transactions in “Credit enhancement expense” within our condensed consolidated statements of operations and comprehensive income. In the first nine months of 2025, we paid $1.1 billion in premiums on our outstanding single-family credit risk transfer transactions.
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

Fannie Mae Third Quarter 2025 Form 10-Q	30

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

Delinquency Status and Activity of Single-Family Conventional Loans
	As of
	September 30, 2025	December 31, 2024	September 30, 2024
Delinquency status:
30 to 59 days delinquent	1.00%	1.05%	1.02%
60 to 89 days delinquent	0.27	0.29	0.26
Seriously delinquent (“SDQ”):	0.54	0.56	0.52
Percentage of SDQ loans that have been delinquent for more than 180 days	45	41	44
Percentage of SDQ loans that have been delinquent for more than two years	5	5	7

	For the Nine Months Ended September 30,
	2025	2024
Single-family SDQ loans (number of loans):
Beginning balance	97,129	96,479
Additions	135,778	128,936
Removals:
Modifications and other loan workouts	(60,234)	(56,872)
Liquidations and sales	(32,986)	(21,699)
Cured or less than 90 days delinquent	(47,761)	(57,340)
Total removals	(140,981)	(135,911)
Ending balance	91,926	89,504
Our single-family serious delinquency rate as of September 30, 2025 increased by 2 basis points compared with September 30, 2024, but decreased by 2 basis points compared with December 31, 2024, and continues to remain low relative to historic levels. The increase in our single-family serious delinquency rate compared to the prior-year period was primarily driven by higher delinquencies in states impacted by hurricane activity toward the end of 2024, which reached its peak in the first quarter of 2025. For information about factors that affect our single-family serious delinquency rate, see “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Problem Loan Management” in our 2024 Form 10-K. See “Note 11, Concentrations of Credit Risk” and the table below for additional information on the delinquency status and serious delinquency rates for specified loan categories of our single-family conventional guaranty book of business.

Fannie Mae Third Quarter 2025 Form 10-Q	31

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
The table below displays the serious delinquency rates for, and the percentage of our seriously delinquent single-family conventional loans represented by, the specified loan categories.

Single-Family Conventional Seriously Delinquent Loan Concentration Analysis
	As of
	September 30, 2025			December 31, 2024			September 30, 2024
	Percentage of Book Outstanding(1)	Percentage of Seriously Delinquent Loans(2)	Serious Delinquency Rate	Percentage of Book Outstanding(1)	Percentage of Seriously Delinquent Loans(2)	Serious Delinquency Rate	Percentage of Book Outstanding(1)	Percentage of Seriously Delinquent Loans(2)	Serious Delinquency Rate
States:
California	18%	9%	0.43%	19%	9%	0.41%	19%	10%	0.39%
Florida	6	10	0.81	6	11	0.96	6	9	0.68
Illinois	3	5	0.68	3	5	0.69	3	5	0.66
New York	4	6	0.75	4	6	0.79	4	6	0.80
Texas	8	10	0.68	8	10	0.73	7	10	0.69
All other states	61	60	0.50	60	59	0.51	61	60	0.48
Estimated mark-to-market LTV ratio:
<= 60%	68	66	0.45	69	67	0.47	70	69	0.45
60.01% to 70%	11	14	0.92	12	14	0.94	12	14	0.83
70.01% to 80%	10	10	0.81	10	10	0.85	10	9	0.74
80.01% to 90%	7	7	0.94	6	6	0.97	5	6	0.85
90.01% to 100%	4	3	0.87	3	3	0.77	3	2	0.62
Greater than 100%	*	*	3.46	*	*	2.82	*	*	3.43
Credit enhanced:(3)
Primary MI & other(4)	21	35	1.16	21	34	1.17	21	33	1.05
Credit risk transfer(5)	37	32	0.57	36	32	0.61	37	31	0.52
Non-credit enhanced	53	49	0.42	54	49	0.44	54	50	0.42
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
(3)The credit-enhanced categories are not mutually exclusive. A loan with primary mortgage insurance that is also covered by a credit risk transfer transaction will be included in both the “Primary MI & other” category and the “Credit risk transfer” category. As a result, the “Credit enhanced” and “Non-credit enhanced” categories do not sum to 100%. The total percentage of our single-family conventional guaranty book of business with some form of credit enhancement as of September 30, 2025 was 47%.
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

Fannie Mae Third Quarter 2025 Form 10-Q	32

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
As of September 30, 2025, the unpaid principal balance of single-family loans in forbearance was $5.2 billion, or 0.1% of our single-family conventional guaranty book of business, compared with $8.0 billion, or 0.2% of our single-family conventional guaranty book of business, as of December 31, 2024.
The chart below displays the unpaid principal balance of our completed single-family loan workouts by type, as well as the number of loan workouts. This table does not include loans in an active forbearance arrangement, trial modifications, and repayment plans that have been initiated but not completed.
Completed Loan Workout Activity
(Dollars in billions)
(1)Excludes approximately 22,300 loans and 17,500 loans in a trial modification period that was not yet complete as of September 30, 2025 and 2024, respectively.
(2)Other was $714 million and $578 million for the first nine months of 2025 and the first nine months of 2024, respectively. Other includes repayment plans and foreclosure alternatives. Repayment plans reflect only those plans associated with loans that were 60 days or more delinquent at the execution of the plan.

Fannie Mae Third Quarter 2025 Form 10-Q	33

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
Single-Family REO Management
If a loan defaults, we may acquire the property through foreclosure or a deed-in-lieu of foreclosure. The table below displays our REO activity by region. Regional REO acquisition trends generally follow a pattern that is similar to, but lags, that of regional delinquency trends.

Single-Family REO Properties
	For the Nine Months Ended September 30,
	2025	2024
Single-family REO properties (number of properties):
Beginning of period inventory of single-family REO properties(1)	5,895	8,403
Acquisitions by geographic area:(2)
Midwest	517	702
Northeast	252	389
Southeast	556	491
Southwest	556	461
West	268	271
Total REO acquisitions(1)	2,149	2,314
Dispositions of REO	(3,548)	(4,236)
End of period inventory of single-family REO properties(1)	4,496	6,481
Carrying value of single-family REO properties (dollars in millions)	$831	$1,157
Single-family foreclosure rate(3)	0.02%	0.02%
REO net sales price to unpaid principal balance(4)	140%	142%
REO net sales price to unpaid principal balance and costs to repair(5)	82%	91%
Short sales net sales price to unpaid principal balance(6)	84%	90%
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
Our REO net sales price to unpaid principal balance, excluding costs to repair, remained elevated at 140% for the first nine months of 2025 compared to 142% for the first nine months of 2024. As a result of our previous approach to REO repairs, we made investments in the condition of properties, resulting in higher selling prices relative to the balance of the loans. When considering these costs to repair, our REO net sales price to unpaid principal balance was 82% for the first nine months of 2025 compared with 91% for the first nine months of 2024. In March 2025, FHFA directed us to revise our approach to repairing REO properties. We expect our revised approach will result in lower costs to repair REO properties than we would have incurred under our prior approach.
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

Fannie Mae Third Quarter 2025 Form 10-Q	34

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

Single-Family Credit Loss Performance Metrics and Loan Sale Performance
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in millions)
Write-offs	$(143)	$(135)	$(407)	$(357)
Recoveries	48	25	134	184
Foreclosed property income (expense)	(43)	(102)	(198)	(294)
Credit gains (losses)	(138)	(212)	(471)	(467)
Write-offs on the redesignation of mortgage loans from HFI to HFS(1)	(97)	(101)	(187)	(139)
Net credit gains (losses) and write-offs on redesignations	(235)	(313)	(658)	(606)
Gains (losses) on sales and other valuation adjustments(2)	(2)	3	(14)	(13)
Net credit gains (losses), write-offs on redesignations and gains (losses) on sales and other valuation adjustments	$(237)	$(310)	$(672)	$(619)

Credit gain (loss) ratio (in bps)(3)	(1.5)	(2.3)	(1.7)	(1.7)
Net credit gains (losses), write-offs on redesignations and gains (losses) on sales and other valuation adjustments ratio (in bps)(4)	(2.6)	(3.4)	(2.5)	(2.3)
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

Fannie Mae Third Quarter 2025 Form 10-Q	35

MD&A | Multifamily Business | Multifamily Mortgage Market
Multifamily Business

This section supplements and updates information regarding our Multifamily business segment in our 2024 Form 10-K. See “MD&A—Multifamily Business” in our 2024 Form 10-K for additional information regarding the primary business activities, lenders, investors and competition of our Multifamily business.
LIHTC Investment Limit Increase
We make equity investments in low income housing tax credit (“LIHTC”) partnerships that support the creation and preservation of affordable rental housing units throughout the country, as described in our 2024 Form 10-K in “MD&A—Multifamily Business—Multifamily Primary Business Activities—Multifamily Activities Supporting Affordable Rental Housing—Equity Investments in Low Income Housing Tax Credit Projects.” On August 5, 2025, FHFA doubled our annual LIHTC investment limit from $1 billion to $2 billion. The increase in the LIHTC investment limit enables us to expand support for Duty to Serve-designated rural areas by directing additional equity capital to underserved and rural communities, enhancing affordable housing development in areas with limited access to traditional financing.
Multifamily Mortgage Market
The multifamily market saw rental demand slow moderately along with continued elevated levels of new supply entering markets in the third quarter of 2025. Modestly decreasing interest rates were associated with an increase in multifamily property sales transactions, but property valuations declined slightly during the quarter.
•Vacancy rates. Based on preliminary data from Moody’s Analytics, the national multifamily vacancy rate for institutional investment-type apartment properties remained steady at around 6.5% as of September 30, 2025, compared with 6.5% as of June 30, 2025, and up from 6.1% as of September 30, 2024. The estimated average national multifamily vacancy rate over the last 15 years is approximately 5.1%.
•Rents. Based on preliminary Moody’s Analytics data, effective rents decreased approximately 0.1% during the third quarter of 2025, compared to increases of 0.8% during the second quarter of 2025 and 0.5% during the third quarter of 2024. Effective rents have increased 1.2% from the third quarter of 2024.
•Absorption. Absorption of new and existing multifamily rental units declined in the third quarter of 2025. Based on preliminary Moody’s Analytics data, absorption for the three-months ended August 2025 declined 33% compared with the three-months ended May 2025 and 39% compared with the three-months ended August 2024.
•Property sales volumes. Based on preliminary MSCI RCA data, multifamily property sales for the first nine months of 2025 were $111.2 billion, higher than the volume during the same period in 2024, but remaining below the 2015 to 2019 average levels of $117 billion for the first three quarters of the year.
•Property values. According to data from the MSCI RCA Commercial Property Price Index (“RCA CPPITM”), multifamily property values declined 19% from their peak in the second quarter of 2022 to the third quarter of 2025. Property values decreased less than 1% from the second quarter to the third quarter of 2025.
Vacancy rates and rents are important to loan performance because multifamily loans are generally repaid from the cash flows generated by the underlying property. Several years of strong property fundamentals, low vacancy rates and rising rents helped to increase property values in most metropolitan areas, but that rent growth and vacancy rate trend reversed starting in early 2023.
We estimate that more than 600,000 multifamily rental units were delivered to the U.S. housing market in 2024, which is well above the past 10-year average of 409,000 units delivered annually. Additionally, there were approximately 817,000 multifamily rental units underway as of August 2025, and based on recent historical trends we expect between 450,000 and 500,000 units will be completed in 2025.
Despite elevated levels of new supply, we expect vacancy rates will remain generally steady for the remainder of 2025, and we expect cumulative rent growth below 2.0% for the year if renter household formation continues at its recent pace and elevated single-family housing prices in many places continue to keep a number of tenants renting longer. If job growth slows substantially, lower demand could push up vacancies and limit rent growth potential.
Property value is important to credit quality because when a multifamily loan matures, a borrower may be required to make up any value shortfalls if the value estimate has declined below the unpaid principal balance and the borrower needs new financing for the property. A borrower may default on its loan if the unpaid principal balance of the loan is significantly higher than the current property value.
Multifamily property capitalization rates, the indicated rate of return on investment for commercial properties sold during the quarter, were estimated at 5.6% in the third quarter of 2025, up slightly from the second quarter of 2025, but the same level as in the third quarter of 2024. Multifamily capitalization rates increased substantially between the first

Fannie Mae Third Quarter 2025 Form 10-Q	36

MD&A | Multifamily Business | Multifamily Mortgage Market
quarter of 2022 and 2024 but have averaged around 5.5% since then, with the spread between multifamily capitalization rates and 10-year Treasury rates, which is an important consideration for commercial real estate investors, remaining significantly narrower than the spread that was observed prior to 2022.
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
Multifamily business volumes increased by 47% in the first nine months of 2025 compared with the first nine months of 2024, primarily reflecting increased market activity. For 2025, FHFA has capped our multifamily loan purchases at $73 billion. FHFA has exempted from the volume cap loans financing workforce housing properties meeting specified criteria that preserve long-term affordability for the properties.

Fannie Mae Third Quarter 2025 Form 10-Q	37

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
Our multifamily guaranty book of business grew to $521.3 billion as of September 30, 2025, a 7.3% increase from September 30, 2024. The average charged guaranty fee on our multifamily guaranty book of business decreased 2.7 bps as of September 30, 2025 compared with September 30, 2024, due to lower average charged fees on our acquisitions for the fourth quarter of 2024 and the first nine months of 2025 as compared with loans in our multifamily guaranty book of business as of September 30, 2024. For additional information regarding our average charged guaranty fee, see “MD&A—Multifamily Business—Multifamily Business Metrics—Multifamily Guaranty Book of Business and Average Charged Guaranty Fee” in our 2024 Form 10-K.
Multifamily Mortgage Credit Risk Management
This section supplements and updates our discussion of multifamily mortgage credit risk management in our 2024 Form 10-K in “MD&A—Multifamily Business—Multifamily Mortgage Credit Risk Management.” For additional information on the primary components of our strategy for managing multifamily credit risk, the factors that influence the credit risk profile of our multifamily guaranty book of business, our multifamily acquisition policy and underwriting standards, our multifamily guaranty book diversification and monitoring, and our transfer of multifamily mortgage credit risk, as well as our reliance on representations from lenders and servicers regarding the accuracy of credit information on loans in our guaranty book of business, see the discussion in our 2024 Form 10-K.
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

Fannie Mae Third Quarter 2025 Form 10-Q	38

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

Key Risk Characteristics of Multifamily Business Volume and Guaranty Book of Business
	Multifamily Business Volume at Acquisition(1)				Multifamily Guaranty Book of Business(2) As of
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024	September 30, 2025	December 31, 2024
LTV ratio:
Weighted-average original LTV ratio	64%	61%	62%	61%	63%	63%
Debt Service Coverage Ratio (“DSCR”):
Weighted-average DSCR(3)	1.6	1.6	1.6	1.6	1.9	2.0
Current DSCR below 1.0(3)	N/A	N/A	N/A	N/A	4%	6%
Loan amount and count:
Average loan amount (in millions)	$22	$20	$21	$19	$17	$17
Loan count	848	661	2,320	1,744	30,239	29,651
Interest rate type:
Fixed-rate	99%	100%	99%	100%	94%	93%
Adjustable-rate	1	—	1	—	6	7
Total	100%	100%	100%	100%	100%	100%
Amortization type:
Full interest-only	68%	65%	63%	58%	47%	45%
Partial interest-only(4)	27	27	29	34	43	44
Fully amortizing	5	8	8	8	10	11
Total	100%	100%	100%	100%	100%	100%
Asset class type:
Conventional/co-op	96%	98%	95%	94%	91%	90%
Seniors housing	*	—	1	3	3	3
Student housing	1	—	1	*	2	3
Manufactured housing	3	2	3	3	4	4
Total	100%	100%	100%	100%	100%	100%
Affordable(5)	11%	11%	13%	13%	12%	12%
Small balance loans(6)	34%	36%	34%	40%	45%	47%
Geographic concentration:(7)
Midwest	12%	13%	13%	12%	12%	12%
Northeast	15	11	18	13	15	15
Southeast	28	31	27	31	28	27
Southwest	21	18	20	23	22	22
West	24	27	22	21	23	24
Total	100%	100%	100%	100%	100%	100%
*    Represents less than 0.5% of multifamily business volume or guaranty book of business.
(1)Calculated based on the unpaid principal balance of multifamily loans for each category divided by the aggregate unpaid principal balance at time of acquisition, excluding small balance loans which is calculated based on loan count rather than unpaid principal balance.

Fannie Mae Third Quarter 2025 Form 10-Q	39

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
(6)Small balance loans refer to multifamily loans with an original unpaid principal balance of up to $9 million. Small balance loans are included within the asset class categories referenced above. We present this metric in the table based on loan count rather than unpaid principal balance. Small balance loans comprised 10% of our multifamily guaranty book of business as of both September 30, 2025 and December 31, 2024, based on unpaid principal balance of the loans.
(7)Midwest consists of IL, IN, IA, MI, MN, NE, ND, OH, SD and WI. Northeast consists of CT, DE, ME, MA, NH, NJ, NY, PA, PR, RI, VT and VI. Southeast consists of AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA and WV. Southwest consists of AZ, AR, CO, KS, LA, MO, NM, OK, TX and UT. West consists of AK, CA, GU, HI, ID, MT, NV, OR, WA and WY.
Multifamily Transfer of Mortgage Credit Risk
Front-End Credit Risk Sharing
We primarily transfer credit risk on the multifamily loans we guarantee through our Delegated Underwriting and Servicing (“DUS®”) program, which delegates to DUS lenders the ability to underwrite and service multifamily loans, in accordance with our standards and requirements. Loans serviced by DUS lenders and their affiliates represented substantially all of our multifamily guaranty book of business as of September 30, 2025 and December 31, 2024. See “MD&A—Multifamily Business—Multifamily Mortgage Credit Risk Management—Multifamily Transfer of Mortgage Credit Risk” in our 2024 Form 10-K for a description of our DUS program.
Back-End Credit Risk Sharing
To complement our DUS front-end lender-risk sharing program, we also engage in back-end credit risk transfer transactions through our Multifamily CIRTTM (“MCIRTTM”) and Multifamily Connecticut Avenue Securities® (“MCASTM”) programs. Our back-end MCIRT and MCAS credit risk transfer programs transfer a portion of the credit risk associated with a reference pool of multifamily mortgage loans to insurers, reinsurers, or investors. During the first nine months of 2025, we entered into two multifamily credit risk transfer transactions through our MCIRT and MCAS programs.
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

Multifamily Loans in Back-End Credit Risk Transfer Transactions
	As of
	September 30, 2025		December 31, 2024
	Unpaid Principal Balance	Percentage of Multifamily Guaranty Book of Business	Unpaid Principal Balance	Percentage of Multifamily Guaranty Book of Business
	(Dollars in millions)
MCIRT	$107,712	21%	$101,181	20%
MCAS	67,929	13	56,142	11
Total	$175,641	34%	$157,323	31%

Fannie Mae Third Quarter 2025 Form 10-Q	40

MD&A | Multifamily Business | Multifamily Mortgage Credit Risk Management
Multifamily Problem Loan Management
Credit Performance Statistics on Multifamily Problem Loans
The percentage of loans in our multifamily guaranty book of business that were criticized was 6% as of September 30, 2025, compared with 7% as of December 31, 2024. Our criticized loan population remains elevated, reflecting the continued impact of the high interest rate environment on adjustable-rate mortgages. The criticized loans category substantially consists of loans classified as “Substandard” and also includes loans classified as “Special Mention” or “Doubtful.” Substandard loans are loans that have a well-defined weakness that could impact their timely full repayment. While the majority of the substandard loans in our multifamily guaranty book of business are currently making timely payments, we continue to monitor the performance of our substandard loan population. For more information on our credit quality indicators, including our population of substandard loans, see “Note 4, Mortgage Loans.”
Our multifamily serious delinquency rate increased to 0.68% as of September 30, 2025, compared with 0.57% as of December 31, 2024. The new entrants to the seriously delinquent population consisted primarily of fixed-rate conventional loans. The impact of these new entrants was partially offset by the foreclosure of the remaining loans in a specific seniors housing portfolio that was written off in 2023. Our multifamily serious delinquency rate consists of multifamily loans that were 60 days or more past due based on unpaid principal balance, expressed as a percentage of our multifamily guaranty book of business.
Management monitors the multifamily serious delinquency rate as an indicator of potential future credit losses and loss mitigation activities. Serious delinquency rates are reflective of our performance in assessing and managing credit risk associated with multifamily loans in our guaranty book of business. A higher serious delinquency rate may result in a higher allowance for loan losses. The percentage of loans in our multifamily guaranty book of business that were 180 days or more delinquent was 0.51% as of September 30, 2025, compared with 0.44% as of December 31, 2024.
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
Multifamily REO Management
As of September 30, 2025, we held 188 multifamily REO properties with a carrying value of $1.0 billion, compared with 139 properties with a carrying value of $638 million as of December 31, 2024. The increase in foreclosure activity was primarily driven by the remaining properties from a specific seniors housing portfolio that was written off in 2023.
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

Fannie Mae Third Quarter 2025 Form 10-Q	41

MD&A | Multifamily Business | Multifamily Mortgage Credit Risk Management
The table below displays the components of our multifamily credit loss performance metrics, as well as our multifamily initial write-off severity rate and write-off loan count.

Multifamily Credit Loss Performance Metrics
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in millions)
Write-offs(1)	$(167)	$(224)	$(350)	$(395)
Recoveries	25	48	86	81
Foreclosed property income (expense)	(19)	(47)	(109)	(92)
Credit gains (losses)	(161)	(223)	(373)	(406)
Change in expected benefits from freestanding loss-sharing arrangements(2)	60	56	125	109
Credit gains (losses), net of freestanding loss-sharing arrangements	$(101)	$(167)	$(248)	$(297)

Credit gain (loss) ratio (in bps)(3)	(12.5)	(18.5)	(9.8)	(11.3)
Credit gain (loss) ratio, net of freestanding loss-sharing arrangements (in bps)(2)(3)	(7.8)	(13.8)	(6.5)	(8.3)
Multifamily initial write-off severity rate on liquidated loans(4)(5)	22.2%	16.3%	26.0%	21.1%
Multifamily write-off loan count on liquidated loans(6)	23	5	55	16
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
(6)Represents the number of loans that experienced write-offs associated with a liquidation event during the period.

Fannie Mae Third Quarter 2025 Form 10-Q	42

MD&A | Consolidated Credit Ratios and Select Credit Information
Consolidated Credit Ratios and Select Credit Information

The table below displays select credit ratios on our single-family conventional guaranty book of business and our multifamily guaranty book of business, as well as the inputs used in calculating these ratios.

Consolidated Credit Ratios and Select Credit Information
	As of
	September 30, 2025			December 31, 2024
	Single-Family	Multifamily	Consolidated Total	Single-Family	Multifamily	Consolidated Total
	(Dollars in millions)
Credit loss reserves as a percentage of:
Guaranty book of business	0.16%	0.46%	0.20%	0.15%	0.48%	0.19%
Nonaccrual loans at amortized cost	22.33	83.38	28.39	19.95	95.27	26.43

Nonaccrual loans as a percentage of:
Guaranty book of business	0.73%	0.56%	0.71%	0.74%	0.50%	0.71%

Select financial information used in calculating credit ratios:
Credit loss reserves(1)	$(5,866)	$(2,413)	$(8,279)	$(5,332)	$(2,398)	$(7,730)
Guaranty book of business(2)	3,584,937	521,323	4,106,260	3,617,267	499,652	4,116,919
Nonaccrual loans at amortized cost	26,271	2,894	29,165	26,728	2,517	29,245
(1)Credit loss reserves are comprised of our allowance for loan losses, allowance for accrued interest receivable, and reserve for guaranty losses.
(2)Guaranty book of business is as of period end. For single-family, represents the conventional guaranty book of business.

Fannie Mae Third Quarter 2025 Form 10-Q	43

MD&A | Consolidated Credit Ratios and Select Credit Information

Consolidated Write-off Ratio and Select Credit Information
	For the Three Months Ended September 30,
	2025			2024
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Select credit ratio:
Write-offs, net of recoveries annualized, as a percentage of the average guaranty book of business (in bps)	2.1	11.0	3.3	2.3	14.6	3.8

Select financial information used in calculating credit ratio:
Write-offs(1)	$240	$167	$407	$236	$224	$460
Recoveries	(48)	(25)	(73)	(25)	(48)	(73)
Write-offs, net of recoveries	$192	$142	$334	$211	$176	$387
Average guaranty book of business(2)	$3,588,198	$516,045	$4,104,243	$3,625,702	$482,863	$4,108,566

	For the Nine Months Ended September 30,
	2025			2024
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Select credit ratio:
Write-offs, net of recoveries annualized, as a percentage of the average guaranty book of business (in bps)	1.7	6.9	2.3	1.1	8.8	2.0

Select financial information used in calculating credit ratio:
Write-offs(1)	$594	$350	$944	$496	$395	$891
Recoveries	(134)	(86)	(220)	(184)	(81)	(265)
Write-offs, net of recoveries	$460	$264	$724	$312	$314	$626
Average guaranty book of business(2)	$3,599,040	$509,068	$4,108,108	$3,628,443	$478,264	$4,106,707
(1)Represents write-offs when a loan is determined to be uncollectible. For single-family, also includes any write-offs upon the redesignation of mortgage loans from HFI to HFS.
(2)Average guaranty book of business is based on the average of quarter-end balances.
Liquidity and Capital Management

Liquidity Management
This section supplements and updates information regarding liquidity management in our 2024 Form 10-K. See “MD&A—Liquidity and Capital Management—Liquidity Management” in our 2024 Form 10-K for additional information, including discussions of our primary sources and uses of funds, our liquidity risk management practices and contingency planning, our liquidity requirements, factors that influence our debt funding activity, factors that may impact our access to or the cost of our debt funding and factors that could adversely affect our liquidity and funding. As of September 30, 2025, we were in compliance with all four components of the liquidity requirements outlined in our 2024 Form 10-K. Also see “Risk Factors—Liquidity Risk” in our 2024 Form 10-K for a discussion of liquidity risks.
Debt Funding
The unpaid principal balance of our aggregate indebtedness was $129.2 billion as of September 30, 2025. Pursuant to the terms of the senior preferred stock purchase agreement with Treasury, we are prohibited from issuing debt without the prior consent of Treasury if it would result in our aggregate indebtedness exceeding our outstanding debt limit, which

Fannie Mae Third Quarter 2025 Form 10-Q	44

MD&A | Liquidity and Capital Management
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
The following chart and table display information on our outstanding short-term and long-term debt based on original contractual maturity. Our outstanding debt decreased in the first nine months of 2025 as our funding needs were primarily satisfied by earnings retained from our operations.
Debt of Fannie Mae(1)
(Dollars in billions)

Short-term debt

Long-term debt maturing within one year

Long-term debt, excluding portion maturing within one year
(1)Outstanding debt balance consists of the unpaid principal balance, premiums and discounts, fair value adjustments, hedge-related basis adjustments and other cost basis adjustments. Reported amounts include net discount unamortized cost basis adjustments and fair value adjustments of $2.8 billion and $3.7 billion as of September 30, 2025 and December 31, 2024, respectively.

Selected Debt Information
	As of
	September 30, 2025	December 31, 2024
	(Dollars in billions)
Selected Weighted-Average Interest Rates(1)
Interest rate on short-term debt	4.16%	4.33%
Interest rate on long-term debt, including portion maturing within one year	3.87	3.30
Interest rate on callable debt	3.58	2.83
Selected Maturity Data
Weighted-average maturity of debt maturing within one year (in days)	150	160
Weighted-average maturity of debt maturing in more than one year (in months)	44	43
Other Data
Outstanding callable debt(2)	$34.0	$41.0
Connecticut Avenue Securities debt(3)	1.5	2.1

Fannie Mae Third Quarter 2025 Form 10-Q	45

MD&A | Liquidity and Capital Management
(1)Excludes the effects of fair value adjustments and hedge-related basis adjustments.
(2)Includes no short-term callable debt as of September 30, 2025 and $95 million in short-term callable debt as of December 31, 2024.
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

Activity in Debt of Fannie Mae
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2025	2024	2025	2024
	(Dollars in millions)
Issued during the period:
Short-term:
Amount	$103,018	$54,196	$280,878	$195,354
Weighted-average interest rate	4.20%	5.21%	4.23%	5.27%
Long-term:
Amount	$8,344	$13,605	$18,667	$23,462
Weighted-average interest rate	3.91%	5.22%	4.35%	5.19%
Total issued:
Amount	$111,362	$67,801	$299,545	$218,816
Weighted-average interest rate	4.18%	5.21%	4.24%	5.26%
Paid off during the period:(1)
Short-term:
Amount	$94,149	$54,804	$272,097	$201,263
Weighted-average interest rate	4.00%	4.69%	4.13%	4.73%
Long-term:(2)
Amount	$19,280	$10,600	$41,384	$20,558
Weighted-average interest rate	2.00%	2.88%	2.25%	3.20%
Total paid off:
Amount	$113,429	$65,404	$313,481	$221,821
Weighted-average interest rate	3.66%	4.40%	3.88%	4.59%
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

Fannie Mae Third Quarter 2025 Form 10-Q	46

MD&A | Liquidity and Capital Management
Corporate Liquidity Portfolio
The chart below displays information on the composition of our corporate liquidity portfolio. The balance and composition of our corporate liquidity portfolio fluctuates as a result of changes in our cash flows, liquidity in the fixed-income markets, and our liquidity risk management framework and practices. Our corporate liquidity portfolio decreased in the first nine months of 2025, primarily due to the maturity of debt of Fannie Mae that was not replaced given our reduced funding needs.

U.S. Treasury securities

Securities purchased under agreements to resell

Cash

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
The total amount of our off-balance sheet exposure related to unconsolidated Fannie Mae MBS net of any beneficial interest that we retain, and other financial guarantees was $199.2 billion as of September 30, 2025 and $211.5 billion as of December 31, 2024. The majority of the other financial guarantees consists of Freddie Mac securities backing Fannie Mae structured securities. See “Guaranty Book of Business” and “Note 7, Financial Guarantees” for more information regarding our maximum exposure to loss on unconsolidated Fannie Mae MBS and Freddie Mac securities.
Our total outstanding liquidity commitments to advance funds for securities backed by multifamily housing revenue bonds totaled $3.7 billion as of September 30, 2025 and $4.3 billion as of December 31, 2024. These commitments require us to advance funds to third parties that enable them to repurchase tendered bonds or securities that are unable to be remarketed.
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

Fannie Mae Third Quarter 2025 Form 10-Q	47

MD&A | Liquidity and Capital Management
Cash Flows
Nine Months Ended September 30, 2025. Cash and restricted cash increased from $38.5 billion as of December 31, 2024 to $39.4 billion as of September 30, 2025. The increase was primarily driven by cash inflows from (1) proceeds from repayments of loans,(2) the sale of Fannie Mae MBS to third parties, (3) proceeds from issuance of debt of Fannie Mae, and (4) proceeds from the disposition of acquired property and insurance proceeds.
Largely offsetting these cash inflows were cash outflows primarily from (1) payments on outstanding debt of Fannie Mae and consolidated trusts (2) purchases of loans acquired as held for investment, (3) advances to lenders, and (4) purchases of securities purchased under agreements to resell.
Nine Months Ended September 30, 2024. Cash and restricted cash increased from $34.0 billion as of December 31, 2023 to $37.9 billion as of September 30, 2024. The increase was primarily driven by cash inflows from (1) proceeds from repayments of loans, (2) the sale of Fannie Mae MBS to third parties, and (3) investments in securities purchased under agreements to resell.
Partially offsetting these cash inflows were cash outflows from (1) payments on outstanding debt of consolidated trusts, (2) purchases of loans held for investment, and (3) advances to lenders.
Credit Ratings
The table below displays our credit ratings issued by the three major credit rating agencies.

Fannie Mae Credit Ratings
As of September 30, 2025
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

Fannie Mae Third Quarter 2025 Form 10-Q	48

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
The table below sets forth information about our capital requirements under the standardized approach of the enterprise regulatory capital framework. As of September 30, 2025, we had a deficit in available capital for purposes of the enterprise regulatory capital framework even though we had positive net worth under U.S. generally accepted accounting principles (“GAAP”) of $105.5 billion primarily because the $120.8 billion stated value of the senior preferred stock does not qualify as regulatory capital. Our deficit in available capital for purposes of our risk-based adjusted total capital requirement declined $12 billion in the first nine months of 2025 from $37 billion as of December 31, 2024 to $25 billion as of September 30, 2025.
As of September 30, 2025, we had a $215 billion shortfall to our risk-based adjusted total capital requirement including buffers of $190 billion, and a $135 billion shortfall to our minimum risked-based adjusted total capital requirement excluding buffers of $110 billion. From December 31, 2024 to September 30, 2025, our capital shortfall including buffers declined by $12 billion and our shortfall excluding buffers declined by $11 billion. These declines were primarily driven by increased retained earnings, which more than offset the modest rise in minimum capital requirements associated with higher risk-weighted assets during the first nine months of 2025. The increase in risk-weighted assets during the first nine months of 2025 was largely driven by loans we acquired during the period that carried higher credit risk-weights compared to seasoned loans that liquidated, as well as higher market risk associated with retained mortgage assets. The impact of these factors was partially offset by the benefit from credit risk transfer transactions.

Capital Metrics under the Enterprise Regulatory Capital Framework as of September 30, 2025(1)
(Dollars in billions)

		Stress capital buffer	$33
		Stability capital buffer	47
Adjusted total assets	$4,443	Countercyclical capital buffer	—
Risk-weighted assets	1,372	Prescribed capital conservation buffer amount	$80

	Minimum Capital Ratio Requirement	Minimum Capital Requirement	Available Capital (Deficit)	Capital Shortfall (without Buffers)(2)	Applicable Buffers(3)	Total Capital Requirement (with Buffers)	Capital Shortfall (with Buffers)(2)
Risk-based capital:
Total capital (statutory)	8.0%	$110	$(7)	$(117)	N/A	$110	$(117)
Common equity tier 1 capital	4.5	62	(44)	(106)	$80	142	(186)
Tier 1 capital	6.0	82	(25)	(107)	80	162	(187)
Adjusted total capital	8.0	110	(25)	(135)	80	190	(215)
Leverage capital:
Core capital (statutory)	2.5	111	(15)	(126)	N/A	111	(126)
Tier 1 capital	2.5	111	(25)	(136)	23	134	(159)

Fannie Mae Third Quarter 2025 Form 10-Q	49

MD&A | Liquidity and Capital Management

Capital Metrics under the Enterprise Regulatory Capital Framework as of December 31, 2024(1)
(Dollars in billions)
		Stress capital buffer	$33
		Stability capital buffer	48
Adjusted total assets	$4,460	Countercyclical capital buffer	—
Risk-weighted assets	1,364	Prescribed capital conservation buffer amount	$81

	Minimum Capital Ratio Requirement	Minimum Capital Requirement	Available Capital (Deficit)	Capital Shortfall (without Buffers)(2)	Applicable Buffers(3)	Total Capital Requirement (with Buffers)	Capital Shortfall (with Buffers)(2)
Risk-based capital:
Total capital (statutory)	8.0%	$109	$(18)	$(127)	N/A	$109	$(127)
Common equity tier 1 capital	4.5	61	(56)	(117)	$81	142	(198)
Tier 1 capital	6.0	82	(37)	(119)	81	163	(200)
Adjusted total capital	8.0	109	(37)	(146)	81	190	(227)
Leverage capital:
Core capital (statutory)	2.5	111	(26)	(137)	N/A	111	(137)
Tier 1 capital	2.5	111	(37)	(148)	24	135	(172)

(1)Ratios are calculated as a percentage of risk-weighted assets for risk-based capital metrics and as a percentage of adjusted total assets for leverage capital metrics.
(2)The capital shortfall in these columns represents the difference between the applicable capital requirement (without or with buffers, as applicable) and the available capital deficit.
(3)Prescribed capital conservation buffer amount (“PCCBA”) for risk-based capital and prescribed leverage buffer amount (“PLBA”) for leverage capital.
As of September 30, 2025, our maximum payout ratio under the enterprise regulatory capital framework was 0%. See “Note 15, Regulatory Capital Requirements” for information on our capital ratios as of September 30, 2025 and December 31, 2024 under the enterprise regulatory capital framework.

Fannie Mae Third Quarter 2025 Form 10-Q	50

MD&A | Liquidity and Capital Management
The table below presents certain components of our regulatory capital.

Regulatory Capital Components
	As of
	September 30, 2025	December 31, 2024
	(Dollars in millions)
Total equity	$105,485	$94,657
Less:
Senior preferred stock	120,836	120,836
Preferred stock	19,130	19,130
Common equity	(34,481)	(45,309)
Less: deferred tax assets arising from temporary differences that exceed 10% of common equity tier 1 capital and other regulatory adjustments	10,000	10,545
Common equity tier 1 capital (deficit)	(44,481)	(55,854)
Add: perpetual, noncumulative preferred stock	19,130	19,130
Tier 1 capital (deficit)	(25,351)	(36,724)
Tier 2 capital adjustments	—	—
Adjusted total capital (deficit)	$(25,351)	$(36,724)
The table below presents certain components of our core capital.

Statutory Capital Components
	As of
	September 30, 2025	December 31, 2024
	(Dollars in millions)
Total equity	$105,485	$94,657
Less:
Senior preferred stock	120,836	120,836
Accumulated other comprehensive income (loss), net of taxes	20	29
Core capital (deficit)	(15,371)	(26,208)
Less: general allowance for foreclosure losses	(8,457)	(7,876)
Total capital (deficit)	$(6,914)	$(18,332)
Capital Activity
Under the terms governing the senior preferred stock, no dividends were payable to Treasury for the third quarter of 2025 and none are payable for the fourth quarter of 2025.
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
As a result of these terms governing the senior preferred stock, the aggregate liquidation preference of the senior preferred stock increased to $223.1 billion as of September 30, 2025 from $219.8 billion as of June 30, 2025, due to the increase in our net worth in the second quarter of 2025. The aggregate liquidation preference of the senior preferred stock will further increase to $227.0 billion as of December 31, 2025, due to the increase in our net worth in the third quarter of 2025. See “Business—Conservatorship and Treasury Agreements—Treasury Agreements” in our 2024 Form 10-K for more information on the terms of our senior preferred stock, including how the aggregate liquidation preference is determined.
Treasury Funding Commitment
Treasury made a commitment under the senior preferred stock purchase agreement to provide funding to us under certain circumstances if we have a net worth deficit. As of September 30, 2025, the remaining amount of Treasury’s funding commitment to us was $113.9 billion. See “Note 2, Conservatorship, Senior Preferred Stock Purchase

Fannie Mae Third Quarter 2025 Form 10-Q	51

MD&A | Liquidity and Capital Management
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
Institutional Counterparty Credit Risk Management
Mortgage Servicers
On October 1, 2025, Rocket Companies, Inc., the parent company of Rocket Mortgage, LLC announced the completion of its acquisition of Mr. Cooper Group. As a result of this acquisition, our single-family servicing concentration is increasing. As of September 30, 2025, Rocket Mortgage serviced approximately 7%, and Mr. Cooper serviced approximately 9%, of our single-family guaranty book of business, excluding loans they service on behalf of other servicers. Including loans serviced on behalf of other servicers, Rocket Mortgage serviced approximately 7%, and Mr. Cooper serviced approximately 16%, of our single-family guaranty book of business, as of September 30, 2025. These servicing concentrations are based on unpaid principal balance. See “Risk Factors—Credit Risk” in our 2024 Form 10-K for information about the potential impact if mortgage servicers fail to perform their obligations.
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

Fannie Mae Third Quarter 2025 Form 10-Q	52

MD&A | Risk Management | Market Risk Management, including Interest-Rate Risk Management
Measurement of Interest-Rate Risk
The table below displays the pre-tax market value sensitivity of our net portfolio to changes in the level of interest rates and the slope of the applicable yield curve as measured on the last day of each period presented. We collectively define our net portfolio as: our retained mortgage portfolio assets; our corporate liquidity portfolio; outstanding debt of Fannie Mae used to fund the retained mortgage portfolio assets and corporate liquidity portfolio; mortgage commitments; and risk management derivatives. The table below also provides the daily average, minimum, maximum and standard deviation values for duration gap and for the most adverse market value impact on the net portfolio to changes in the level of interest rates and the slope of the applicable yield curve for the three months ended September 30, 2025 and 2024. Our practice is to allow interest rates to go below zero in the downward shock models unless otherwise prevented through contractual floors.
For information on how we measure our interest-rate risk, see “MD&A—Risk Management—Market Risk Management, including Interest-Rate Risk Management” in our 2024 Form 10-K.

Interest-Rate Sensitivity of Net Portfolio to Changes in Interest-Rate Level and Slope of Yield Curve
	As of(1)(2)
	September 30, 2025	December 31, 2024
	(Dollars in millions)
Rate level shock:
-100 basis points	$324	$83
-50 basis points	158	33
+50 basis points	(135)	(18)
+100 basis points	(255)	(29)
Rate slope shock:
-25 basis points (flattening)	(2)	(4)
+25 basis points (steepening)	(3)	4

	For the Three Months Ended September 30,(1)(3)
	2025			2024
	Duration Gap	Rate Slope Shock 25 bps	Rate Level Shock 50 bps	Duration Gap	Rate Slope Shock 25 bps	Rate Level Shock 50 bps
		Market Value Sensitivity			Market Value Sensitivity
	(In years)	(Dollars in millions)		(In years)	(Dollars in millions)
Average	0.06	$(6)	$(51)	0.03	$(4)	$(20)
Minimum	0.03	(11)	(135)	(0.01)	(11)	(59)
Maximum	0.17	—	(20)	0.09	(1)	4
Standard deviation	0.03	2	23	0.02	2	15
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

Fannie Mae Third Quarter 2025 Form 10-Q	53

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

Derivative Impact on Interest-Rate Risk (50 Basis Points)
	As of(1)
	September 30, 2025	December 31, 2024
	(Dollars in millions)
Before derivatives	$(884)	$(654)
After derivatives	(135)	(18)
Effect of derivatives	749	636
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

Fannie Mae Third Quarter 2025 Form 10-Q	54

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

Fannie Mae Third Quarter 2025 Form 10-Q	55

MD&A | Critical Accounting Estimates
Single-Family Sensitivities and Inputs
The table below provides information about our most significant macroeconomic inputs used in determining our single-family allowance for loan losses: forecasted home price growth rates and interest rates. Although the model consumes a wide range of possible regional home price forecasts and interest rate scenarios that take into account inherent uncertainty, the forecasts below represent the mean path of those simulations used in determining the single-family allowance for each quarter through the nine months ended September 30, 2025, and for each quarter during the year ended December 31, 2024, and how those forecasts have changed between periods of estimate. Below we present our home price growth and interest rate estimates used in our estimate of expected credit losses. Our forecasts include estimates for periods beyond 2027 that are not presented in the table below.

Select Single-Family Macroeconomic Model Inputs(1)

Forecasted home price growth (decline) rate by period of estimate:(2)
	For the Full Year ending December 31,
	2025	2026	2027
Third Quarter 2025	2.6%	1.3%	1.2%
Second Quarter 2025	3.4	1.1	1.1
First Quarter 2025	4.2	2.0	1.3

	For the Full Year ending December 31,
	2024	2025	2026
Fourth Quarter 2024	5.9%	3.5%	1.7%
Third Quarter 2024	5.9	3.6	1.7
Second Quarter 2024	6.6	3.0	0.8
First Quarter 2024	4.8	1.5	*

Forecasted 30-year mortgage interest rates by period of estimate:(3)
	Through the end of December 31,	For the Full Year ending December 31,
	2025	2026	2027
Third Quarter 2025	6.4%	6.2%	6.1%
Second Quarter 2025	6.7	6.3	6.3
First Quarter 2025	6.6	6.3	6.3

	Through the end of December 31,	For the Full Year ending December 31,
	2024	2025	2026
Fourth Quarter 2024	6.8%	6.8%	6.7%
Third Quarter 2024	6.2	5.9	5.9
Second Quarter 2024	7.0	6.6	6.4
First Quarter 2024	6.8	6.4	6.2
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

Fannie Mae Third Quarter 2025 Form 10-Q	56

MD&A | Critical Accounting Estimates
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

Single-Family Sensitivities - Hypothetical Changes to Model Inputs

Forecasted change to the first 12 months of the forecast:	Allowance Impact	Approximate Change in Allowance as of September 30, 2025(1)
(In percentage points)
Change in home prices growth rate:(2)
+1%		4%
-1%		4%

Change in 30-year interest rates:
+0.5%		4%
-0.5%		5%
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
Multifamily Sensitivities and Inputs
The table below provides information about our most significant macroeconomic inputs used in determining our multifamily allowance for loan losses: multifamily property net operating income and property value growth rates. Although the model consumes a wide range of possible future economic scenarios, the forecasts below represent the mean path of those simulations used in determining the multifamily allowance for the quarter ended September 30, 2025, and for the quarter ended December 31, 2024, and how those forecasts have changed between periods of estimate. Our forecasts include estimates for periods beyond those presented below.

Fannie Mae Third Quarter 2025 Form 10-Q	57

MD&A | Critical Accounting Estimates

Select Multifamily Macroeconomic Model Inputs(1)

Forecasted net operating income growth (decline) rate by period of estimate:
	For the Full Year ending December 31,
	2024	2025	2026	2027
Third Quarter 2025	N/A	2.5%	1.8%	1.1%
Fourth Quarter 2024	3.1%	1.7%	0.3%	N/A

Forecasted property value growth (decline) rate by period of estimate:
	For the Full Year ending December 31,
	2024	2025	2026	2027
Third Quarter 2025	N/A	(6.0)%	6.1%	5.0%
Fourth Quarter 2024	(8.7)%	(1.1)%	3.7%	N/A
N/A    Not applicable. For purposes of this disclosure, we provide the forecasted net operating income growth rate and property value growth rate for the period of estimate and the two years following the period of estimate.
(1)    These forecasts are provided solely for the purpose of providing insight into our credit loss model. Forecasts for future periods are         subject to significant uncertainty, which increases for periods that are further in the future, and may not align to other market forecasts.
As noted above, our multifamily allowance for loan losses is sensitive to changes in net operating income and property value changes. We present in the table below the impact of hypothetical changes in net operating income and property value, with all other factors held constant.

Multifamily Sensitivities - Hypothetical Changes to Model Inputs

Forecasted change to the first 12 months of the forecast:	Allowance Impact	Approximate Change in Allowance as of September 30, 2025(1)
(In percentage points)
Change in net operating income growth rate:
+1%		2%
-1%		2%

Change in property value growth rate:
+1%		3%
-1%		3%
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

Fannie Mae Third Quarter 2025 Form 10-Q	58

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
•the credit performance of loans in our guaranty book of business, future credit losses, and the factors that will affect them;
•how we intend to repay our debt obligations;
•the impact on our single-family guaranty book servicing concentration of Rocket Companies’ acquisition of Mr. Cooper Group;
•the impact of the adoption of new accounting guidance;
•our payments to specified U.S. Department of Housing and Urban Development (“HUD”) and Treasury funds in support of affordable housing under the GSE Act;
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
•the impact of trade, fiscal, regulatory and immigration policies and the ongoing government shutdown;
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

Fannie Mae Third Quarter 2025 Form 10-Q	59

MD&A | Forward-Looking Statements

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
•a default by the United States government on its obligations;

Fannie Mae Third Quarter 2025 Form 10-Q	60

MD&A | Forward-Looking Statements

•a future shutdown of the United States government;
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
•the expiration of the National Flood Insurance Program (“NFIP”) on September 30, 2025, without re-authorization, including the impact of any disruptions in the payment of claims and of delays in obtaining or renewing coverage;
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

Fannie Mae Third Quarter 2025 Form 10-Q	61

Financial Statements | Condensed Consolidated Balance Sheets
Item 1.  Financial Statements
FANNIE MAE
(In conservatorship)
Condensed Consolidated Balance Sheets — (Unaudited)
(Dollars in millions)

	As of
	September 30, 2025	December 31, 2024

ASSETS
Cash	$12,155	$13,477
Restricted cash (includes $19,599 and $16,994, respectively, related to consolidated trusts)	27,220	25,059
Securities purchased under agreements to resell (includes $15,975 and $14,899, respectively, related to consolidated trusts)	61,525	56,250
Investments in securities, at fair value	71,656	79,197
Mortgage loans:
Loans held for sale, at lower of cost or fair value	808	373
Loans held for investment, at amortized cost:
Of Fannie Mae	53,765	50,053
Of consolidated trusts	4,077,063	4,095,287
Total loans held for investment (includes $5,202 and $3,744, respectively, at fair value)	4,130,828	4,145,340
Allowance for loan losses	(8,246)	(7,707)
Total loans held for investment, net of allowance	4,122,582	4,137,633
Total mortgage loans	4,123,390	4,138,006
Advances to lenders	3,227	1,825
Deferred tax assets, net	10,000	10,545
Accrued interest receivable (includes $11,210 and $10,666, respectively, related to consolidated trusts)	11,901	11,364
Other assets	14,782	14,008
Total assets	$4,335,856	$4,349,731
LIABILITIES AND EQUITY
Liabilities:
Accrued interest payable (includes $11,269 and $10,858, respectively, related to consolidated trusts)	$12,080	$11,585
Debt:
Of Fannie Mae (includes $299 and $385, respectively, at fair value)	126,390	139,422
Of consolidated trusts (includes $15,323 and $13,292, respectively, at fair value)	4,076,945	4,088,675
Other liabilities (includes $1,682 and $1,699, respectively, related to consolidated trusts)	14,956	15,392
Total liabilities	4,230,371	4,255,074
Commitments and contingencies (Note 14)	—	—
Fannie Mae stockholders’ equity:
Senior preferred stock (liquidation preference of $223,135 and $212,029, respectively)	120,836	120,836
Preferred stock, 700,000,000 shares are authorized—555,374,922 shares issued and outstanding	19,130	19,130
Common stock, no par value, no maximum authorization—1,308,762,703 shares issued and 1,158,087,567 shares outstanding	687	687
Accumulated deficit	(27,788)	(38,625)
Accumulated other comprehensive income	20	29
Treasury stock, at cost, 150,675,136 shares	(7,400)	(7,400)
Total stockholders’ equity	105,485	94,657
Total liabilities and equity	$4,335,856	$4,349,731

See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) Third Quarter 2025 Form 10-Q	62

Financial Statements | Condensed Consolidated Statements of Operations and Comprehensive Income
FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Operations and Comprehensive Income — (Unaudited)
(Dollars and shares in millions, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2025	2024	2025	2024
Interest income:
Mortgage loans	$38,344	$36,390	$113,436	$107,223
Securities purchased under agreements to resell	844	1,057	2,640	3,313
Investments in securities and other	789	565	2,328	1,549
Total interest income	39,977	38,012	118,404	112,085
Interest expense:
Short-term debt	(154)	(137)	(362)	(462)
Long-term debt	(32,639)	(30,600)	(96,702)	(90,057)
Total interest expense	(32,793)	(30,737)	(97,064)	(90,519)
Net interest income	7,184	7,275	21,340	21,566
(Provision) benefit for credit losses	(338)	27	(1,308)	507
Net interest income after (provision) benefit for credit losses	6,846	7,302	20,032	22,073
Fair value gains (losses), net	13	52	347	979
Fee and other income	123	66	293	206
Investment gains (losses), net	(1)	12	(9)	(28)
Non-interest income	135	130	631	1,157
Non-interest expense:
Salaries and employee benefits	(475)	(500)	(1,578)	(1,507)
Professional services, technology, and occupancy	(344)	(384)	(1,080)	(1,165)
Legislative assessments	(943)	(948)	(2,813)	(2,817)
Credit enhancement expense	(409)	(411)	(1,288)	(1,235)
Other income (expense), net	25	(136)	(331)	(416)
Total non-interest expense	(2,146)	(2,379)	(7,090)	(7,140)
Income before federal income taxes	4,835	5,053	13,573	16,090
Provision for federal income taxes	(976)	(1,009)	(2,736)	(3,242)
Net income	3,859	4,044	10,837	12,848
Other comprehensive income (loss)	(10)	3	(9)	—
Total comprehensive income	$3,849	$4,047	$10,828	$12,848
Net income	$3,859	$4,044	$10,837	$12,848
Dividends distributed or amounts attributable to senior preferred stock	(3,849)	(4,047)	(10,828)	(12,848)
Net income (loss) attributable to common stockholders	$10	$(3)	$9	$—
Earnings per share:
Basic	$0.00	$0.00	$0.00	$0.00
Diluted	0.00	0.00	0.00	0.00
Weighted-average common shares outstanding:
Basic	5,867	5,867	5,867	5,867
Diluted	5,893	5,867	5,893	5,893

See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) Third Quarter 2025 Form 10-Q	63

Financial Statements | Condensed Consolidated Statements of Cash Flows
FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Cash Flows — (Unaudited)
(Dollars in millions)

	For the Nine Months Ended September 30,
	2025	2024
Net cash provided by (used in) operating activities	$17,998	$1,864
Cash flows provided by (used in) investing activities:
Mortgage loans acquired held for investment:
Purchases	(93,505)	(100,657)
Proceeds from sales	877	1,961
Proceeds from repayments	294,908	265,196
Advances to lenders	(76,692)	(66,289)
Proceeds from disposition of acquired property, preforeclosure sales and insurance proceeds	1,990	2,996
Net change in securities purchased under agreements to resell	(5,275)	8,510
Other, net	(1,136)	(234)
Net cash provided by (used in) investing activities	121,167	111,483
Cash flows provided by (used in) financing activities:
Borrowings that have an original maturity of three months or less, net	6,382	(788)
Proceeds from issuance of debt of Fannie Mae	24,229	29,639
Payments to redeem debt of Fannie Mae	(44,645)	(31,908)
Proceeds from issuance of debt of consolidated trusts	184,809	164,455
Payments to redeem debt of consolidated trusts	(309,095)	(270,804)
Other, net	(6)	—
Net cash provided by (used in) financing activities	(138,326)	(109,406)
Net increase (decrease) in cash and restricted cash	839	3,941
Cash and restricted cash at beginning of period	38,536	33,981
Cash and restricted cash at end of period	$39,375	$37,922
Cash paid during the period for:
Interest	$101,890	$95,681
Income taxes, net of refunds	1,900	2,366

See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) Third Quarter 2025 Form 10-Q	64

Financial Statements | Condensed Consolidated Statements of Changes in Equity
FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Changes in
Equity — (Unaudited)
(Dollars and shares in millions)

	Fannie Mae Stockholders’ Equity
	Shares Outstanding			Senior Preferred Stock	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Equity
	Senior Preferred	Preferred	Common
Balance as of June 30, 2025	1	556	1,158	$120,836	$19,130	$687	$(31,647)	$30	$(7,400)	$101,636
Comprehensive income:
Net income	—	—	—	—	—	—	3,859	—	—	3,859
Other comprehensive income, net of tax effect:
Changes in net unrealized gains (losses) on available-for-sale securities (net of taxes of $2)	—	—	—	—	—	—	—	(8)	—	(8)
Reclassification adjustment for (gains) losses included in net income (net of taxes of $0)	—	—	—	—	—	—	—	—	—	—
Other (net of taxes of $0)	—	—	—	—	—	—	—	(2)	—	(2)
Total comprehensive income										3,849
Balance as of September 30, 2025	1	556	1,158	$120,836	$19,130	$687	$(27,788)	$20	$(7,400)	$105,485

	Fannie Mae Stockholders’ Equity
	Shares Outstanding			Senior Preferred Stock	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Equity
	Senior Preferred	Preferred	Common
Balance as of December 31, 2024	1	556	1,158	$120,836	$19,130	$687	$(38,625)	$29	$(7,400)	$94,657
Comprehensive income:
Net income	—	—	—	—	—	—	10,837	—	—	10,837
Other comprehensive income, net of tax effect:
Changes in net unrealized gains (losses) on available-for-sale securities (net of taxes of $1)	—	—	—	—	—	—	—	(5)	—	(5)
Reclassification adjustment for (gains) losses included in net income (net of taxes of $0)	—	—	—	—	—	—	—	1	—	1
Other (net of taxes of $1)	—	—	—	—	—	—	—	(5)	—	(5)
Total comprehensive income										10,828
Balance as of September 30, 2025	1	556	1,158	$120,836	$19,130	$687	$(27,788)	$20	$(7,400)	$105,485

Fannie Mae (In conservatorship) Third Quarter 2025 Form 10-Q	65

Financial Statements | Condensed Consolidated Statements of Changes in Equity

	Fannie Mae Stockholders’ Equity
	Shares Outstanding			Senior Preferred Stock	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Equity
	Senior Preferred	Preferred	Common
Balance as of June 30, 2024	1	556	1,158	$120,836	$19,130	$687	$(46,799)	$29	$(7,400)	$86,483
Comprehensive income:
Net income	—	—	—	—	—	—	4,044	—	—	4,044
Other comprehensive income, net of tax effect:
Changes in net unrealized gains (losses) on available-for-sale securities (net of taxes of $1)	—	—	—	—	—	—	—	4	—	4
Reclassification adjustment for (gains) losses included in net income (net of taxes of $0)	—	—	—	—	—	—	—	1	—	1
Other (net of taxes of $0)	—	—	—	—	—	—	—	(2)	—	(2)
Total comprehensive income										4,047
Balance as of September 30, 2024	1	556	1,158	$120,836	$19,130	$687	$(42,755)	$32	$(7,400)	$90,530

	Fannie Mae Stockholders’ Equity
	Shares Outstanding			Senior Preferred Stock	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Equity
	Senior Preferred	Preferred	Common
Balance as of December 31, 2023	1	556	1,158	$120,836	$19,130	$687	$(55,603)	$32	$(7,400)	$77,682
Comprehensive income:
Net income	—	—	—	—	—	—	12,848	—	—	12,848
Other comprehensive income, net of tax effect:
Changes in net unrealized gains (losses) on available-for-sale securities (net of taxes of $1)	—	—	—	—	—	—	—	3	—	3
Reclassification adjustment for (gains) losses included in net income (net of taxes of $0)	—	—	—	—	—	—	—	2	—	2
Other (net of taxes of $1)	—	—	—	—	—	—	—	(5)	—	(5)
Total comprehensive income										12,848
Balance as of September 30, 2024	1	556	1,158	$120,836	$19,130	$687	$(42,755)	$32	$(7,400)	$90,530

See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) Third Quarter 2025 Form 10-Q	66

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
Changes in Presentation
Beginning in the first quarter of 2025, we changed our presentation on the condensed consolidated statements of cash flows for certain borrowings with original contractual maturities of three months or less such that the proceeds from the issuance of these borrowings and the related payments to redeem them are presented on a net basis. Previously, proceeds from the issuance of these borrowings and the related repayments to redeem them were presented separately (i.e., gross) on the condensed consolidated statements of cash flows. As a result of this change, we recast the prior periods presented to reflect the net presentation of cash flows on these borrowings. For borrowings with original contractual maturities greater than three months, we continue to present proceeds from issuance and payments to redeem the borrowings on a gross basis.
Beginning in the third quarter of 2025, we changed the presentation of interest income from reverse repurchase agreements to separately disclose interest income from securities purchased under agreements to resell on the condensed consolidated statements of operations and other comprehensive income. We also combined the remaining interest income previously classified as other with interest income from investments in securities. We recast the prior periods presented on the condensed consolidated statements of operations and comprehensive income for these changes.

Fannie Mae (In conservatorship) Third Quarter 2025 Form 10-Q	67

Notes to Condensed Consolidated Financial Statements | Summary of Significant Accounting Policies
Change in Accounting Principle
Beginning in the third quarter of 2025, we have changed which financial instruments are presented as cash equivalents and restricted cash equivalents. Previously, we presented U.S. Treasury securities that had a maturity of three months or less at acquisition and overnight reverse repurchase agreements as cash equivalents (both unrestricted and restricted, as appropriate). As a result of this change, all U.S. Treasury securities are presented as “Investments in securities” and all reverse repurchase agreements are presented as “Securities purchased under agreements to resell” on our condensed consolidated balance sheets. Additionally, as a result of this change, there are no financial instruments presented as cash equivalents or restricted cash equivalents as of September 30, 2025 or December 31, 2024.
We have concluded that the change in presentation of short-term U.S. Treasury securities and overnight reverse repurchase agreements is a change in accounting principle. Further, we concluded that the change is preferable because it provides consistency in the presentation of our holdings of investment securities and reverse repurchase agreements. Additionally, it more accurately reflects how these investments are managed within our corporate liquidity portfolio. Finally, the change aligns the presentation of short-term U.S. Treasury securities and overnight reverse repurchase agreements with the presentation used by other large financial institutions, increasing the comparability of our financial statements with the financial statements of those entities.
The change in accounting principle made in the third quarter of 2025 is reflected in our financial statements on a retrospective basis. The following tables display our changes to the condensed consolidated balance sheets and condensed consolidated statements of cash flows.

Condensed Consolidated Balance Sheets
	As of December 31, 2024
	As Previously Reported	Adjustment for Change in Accounting Principle	As Adjusted
	(Dollars in millions)
Cash	$38,853	$(25,376)	$13,477
Restricted cash	39,958	(14,899)	25,059
Securities purchased under agreements to resell	15,975	40,275	56,250

Condensed Consolidated Statements of Cash Flows
	For the Nine Months Ended September 30, 2024
	As Previously Reported	Adjustment for Change in Accounting Principle	As Adjusted
	(Dollars in millions)
Net change in securities purchased under agreements to resell	$12,635	$(4,125)	$8,510
Net cash provided by (used in) investing activities	115,608	(4,125)	111,483
Net increase (decrease) in cash and restricted cash	8,066	(4,125)	3,941
Cash and restricted cash at beginning of period	68,706	(34,725)	33,981
Cash and restricted cash at end of period	76,772	(38,850)	37,922
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
Earnings per Share
Earnings per share (“EPS”) is presented for basic and diluted EPS. For the three months ended September 30, 2025 and 2024, the weighted average shares outstanding used in the computation of basic and diluted EPS includes 4.7

Fannie Mae (In conservatorship) Third Quarter 2025 Form 10-Q	68

Notes to Condensed Consolidated Financial Statements | Summary of Significant Accounting Policies
billion shares of common stock that would be issuable upon full exercise of the common stock warrant issued to the U.S. Department of the Treasury (“Treasury”).
For the calculation of diluted EPS, the weighted average shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. For the three and nine months ended September 30, 2025, our diluted EPS weighted-average shares outstanding includes the 26 million shares issuable upon the conversion of convertible preferred stock. For the three months ended September 30, 2024, our diluted EPS weighted-average shares outstanding does not include the 26 million shares issuable upon the conversion of convertible preferred stock because it would have had an antidilutive effect due to the net losses attributable to common stockholders recognized in that period. For the nine months ended September 30, 2024, shares issuable upon the conversion of convertible preferred stock are included in the calculation.
Collateral
We enter into various transactions where we pledge and accept collateral, the most common of which are our derivative transactions. We also pledge and receive collateral under our repurchase and reverse repurchase agreements.
We posted U.S. Treasury securities of $9.5 billion and $8.9 billion as collateral as of September 30, 2025 and December 31, 2024, respectively. The fair value of non-cash collateral received was $61.6 billion and $56.3 billion, of which $59.4 billion and $49.0 billion could be sold or repledged as of September 30, 2025 and December 31, 2024, respectively. None of the underlying collateral we received was sold or repledged as of September 30, 2025 or December 31, 2024.
Foreclosed Property
We present foreclosed property in “Other assets” in our condensed consolidated balance sheets. We held $1.8 billion and $1.7 billion of acquired property, net as of September 30, 2025 and December 31, 2024, respectively.
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

Fannie Mae (In conservatorship) Third Quarter 2025 Form 10-Q	69

Notes to Condensed Consolidated Financial Statements | Conservatorship, Senior Preferred Stock Purchase Agreement and Related Matters
agreement also provides funding to us under certain circumstances if we have a net worth deficit. Pursuant to the senior preferred stock purchase agreement, we have received a total of $119.8 billion from Treasury as of September 30, 2025, and the amount of remaining funding available to us under the agreement is $113.9 billion. We have not received any funding from Treasury under this commitment since the first quarter of 2018. We had a positive net worth of $105.5 billion as of September 30, 2025.
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
The aggregate liquidation preference of the senior preferred stock increased to $223.1 billion as of September 30, 2025 from $219.8 billion as of June 30, 2025, due to the increase in our net worth in the second quarter of 2025. The aggregate liquidation preference of the senior preferred stock will further increase to $227.0 billion as of December 31, 2025, due to the increase in our net worth in the third quarter of 2025.
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

Fannie Mae (In conservatorship) Third Quarter 2025 Form 10-Q	70

Notes to Condensed Consolidated Financial Statements | Consolidations and Transfers of Financial Assets

	As of
	September 30, 2025		December 31, 2024
	Total Assets	Maximum Exposure to Loss	Total Assets	Maximum Exposure to Loss
	(Dollars in millions)
Securitization and resecuritization trusts(1)	$404,895	$194,206	$203,841	$203,316
Credit risk transfer SPVs(2)	24,490	24,499	23,222	23,224
Limited partnerships, including low income housing tax credit ("LIHTC") investments(3)	6,602	727	6,428	669
(1)The net carrying amount of securitization and resecuritization trusts were $5.2 billion and $1.2 billion as of September 30, 2025 and December 31, 2024, respectively, which are primarily classified in Investments in securities, at fair value in our condensed consolidated balance sheets.
(2)Maximum exposure to loss of credit risk transfer SPVs consists of the unpaid principal balance and accrued interest payable of obligations issued by Connecticut Avenue Securities® ("CAS") and Multifamily Connecticut Avenue Securities® ("MCAS") SPVs.
(3)The net carrying value of LIHTC investments that represent VIEs was $727 million and $669 million as of September 30, 2025 and December 31, 2024, respectively. The net carrying value of all LIHTC investments was $2.2 billion and $2.0 billion as of September 30, 2025 and December 31, 2024, respectively. In our condensed consolidated balance sheets, the LIHTC investment assets and liabilities are classified as Other assets and Other liabilities, respectively.
As of September 30, 2025, the unpaid principal balance of our multifamily loan portfolio was $511.9 billion. As our lending relationship does not provide us with a controlling financial interest in the borrower entity for loans in our multifamily loan portfolio, we do not consolidate these borrowers regardless of their status as either a VIE or a voting interest entity. We have excluded these entities from our VIE disclosures; however, the disclosures we have provided in “Note 4, Mortgage Loans,” “Note 5, Allowance for Loan Losses” and “Note 7, Financial Guarantees” with respect to this population are consistent with the FASB’s stated objectives for the disclosures related to unconsolidated VIEs.
Transfers of Financial Assets and Portfolio Securitizations
We issue single-class Fannie Mae MBS through portfolio securitization transactions by transferring pools of mortgage loans or mortgage-related securities to one or more trusts or special purpose entities. For the three months ended September 30, 2025 and 2024, the unpaid principal balance of portfolio securitizations was $36.8 billion and $35.3 billion, respectively. For the nine months ended September 30, 2025 and 2024, the unpaid principal balance of portfolio securitizations was $103.2 billion and $102.0 billion, respectively. We consolidate the substantial majority of these portfolio securitization transactions.
We retain interests from the transfer and sale of mortgage-related securities to unconsolidated single-class portfolio securitization trusts and unconsolidated single-class and multi-class portfolio resecuritization trusts. As of September 30, 2025, the unpaid principal balance of retained interests was $678 million and its related fair value was $1.0 billion. As of December 31, 2024, the unpaid principal balance of retained interests was $661 million and its related fair value was $1.0 billion. For the three months ended September 30, 2025 and 2024, the principal, interest and other fees received on retained interests was $60 million and $66 million, respectively. For the nine months ended September 30, 2025 and 2024, the principal, interest and other fees received on retained interests was $183 million and $193 million, respectively.
4.  Mortgage Loans
We record on our consolidated balance sheets single-family mortgage loans, which are secured by four or fewer residential dwelling units, and multifamily mortgage loans, which are secured by five or more residential dwelling units. We classify these loans as either held for investment (“HFI”) or held for sale (“HFS”). Unless otherwise noted, within “Note 4, Mortgage Loans,” we report the amortized cost of HFI loans for which we have not elected the fair value option at the unpaid principal balance, adjusted for unamortized premiums and discounts, hedge-related basis adjustments, other cost basis adjustments, and accrued interest receivable. Within our condensed consolidated balance sheets, we present accrued interest receivable, net separately from the amortized cost of our loans held for investment. We report the carrying value of HFS loans at the lower of cost or fair value and record valuation changes in “Investment gains (losses), net” in our condensed consolidated statements of operations and comprehensive income.
Within our single-family mortgage loan disclosures below, we display loans by class of financing receivable type. Financing receivable classes used for disclosure consist of: “20- and 30-year or more, amortizing fixed-rate,” “15-year or

Fannie Mae (In conservatorship) Third Quarter 2025 Form 10-Q	71

Notes to Condensed Consolidated Financial Statements | Mortgage Loans
less, amortizing fixed-rate,” “Adjustable-rate,” and “Other.” The “Other” class primarily consists of reverse mortgage loans, interest-only loans, negative-amortizing loans and second liens.
The following table displays the carrying value of our mortgage loans and allowance for loan losses.

	As of
	September 30, 2025	December 31, 2024
	(Dollars in millions)
Single-family	$3,586,725	$3,619,838
Multifamily	511,891	490,358
Total unpaid principal balance of mortgage loans	4,098,616	4,110,196
Cost basis and fair value adjustments, net	33,020	35,517
Allowance for loan losses for HFI loans	(8,246)	(7,707)
Total mortgage loans(1)	$4,123,390	$4,138,006
(1)Excludes $11.4 billion and $10.8 billion of accrued interest receivable as of September 30, 2025 and December 31, 2024, respectively.
The following table displays information about our purchase of HFI loans, redesignation of loans and sales of mortgage loans during the period.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2025	2024	2025	2024
	(Dollars in millions)
Purchase of HFI loans:
Single-family unpaid principal balance	$90,175	$93,114	$237,369	$241,180
Multifamily unpaid principal balance	18,508	13,153	46,658	32,492

Single-family loans redesignated from HFI to HFS:
Amortized cost	$823	$820	$1,527	$1,272
Lower of cost or fair value adjustment at time of redesignation(1)	(97)	(101)	(187)	(139)
Allowance reversed at time of redesignation	6	5	26	8

Single-family loans redesignated from HFS to HFI:
Amortized cost	$—	$77	$—	$77

Single-family loans sold:
Unpaid principal balance	$309	$14	$969	$2,345
Realized gains (losses), net	(7)	—	—	13
(1)Consists of the write-off against the allowance at the time of redesignation.

Fannie Mae (In conservatorship) Third Quarter 2025 Form 10-Q	72

Notes to Condensed Consolidated Financial Statements | Mortgage Loans
Aging Analysis
The following tables display an aging analysis of the total amortized cost of our HFI mortgage loans by portfolio segment and class of financing receivable, excluding loans for which we have elected the fair value option.

	As of September 30, 2025
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(1)	Total Delinquent	Current	Total	Loans 90 Days or More Delinquent and Accruing Interest	Nonaccrual Loans with No Allowance(2)
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$32,049	$8,895	$19,469	$60,413	$3,189,133	$3,249,546	$204	$3,426
15-year or less, amortizing fixed-rate	1,346	276	540	2,162	330,166	332,328	8	188
Adjustable-rate	163	37	87	287	25,615	25,902	1	15
Other(3)	438	133	336	907	17,347	18,254	14	126
Total single-family	33,996	9,341	20,432	63,769	3,562,261	3,626,030	227	3,755
Multifamily(4)	605	N/A	2,779	3,384	507,566	510,950	1	1,839
Total	$34,601	$9,341	$23,211	$67,153	$4,069,827	$4,136,980	$228	$5,594

	As of December 31, 2024
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(1)	Total Delinquent	Current	Total	Loans 90 Days or More Delinquent and Accruing Interest	Nonaccrual Loans with No Allowance(2)
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$34,339	$9,582	$20,004	$63,925	$3,183,403	$3,247,328	$329	$3,790
15-year or less, amortizing fixed-rate	1,545	352	616	2,513	367,214	369,727	16	208
Adjustable-rate	158	45	92	295	24,723	25,018	3	18
Other(3)	488	143	407	1,038	19,568	20,606	21	184
Total single-family	36,530	10,122	21,119	67,771	3,594,908	3,662,679	369	4,200
Multifamily(4)	491	N/A	2,060	2,551	487,176	489,727	76	1,070
Total	$37,021	$10,122	$23,179	$70,322	$4,082,084	$4,152,406	$445	$5,270
(1)Single-family seriously delinquent loans are loans that are 90 days or more past due or in the foreclosure process. Multifamily seriously delinquent loans are loans that are 60 days or more past due.
(2)Primarily consists of loans for which we have recorded write-offs upon determining that amounts are uncollectible, resulting in the removal of the associated allowance for loan losses.
(3)Reverse mortgage loans included in “Other” are not aged due to their nature and are included in the current column.
(4)Multifamily loans 60-89 days delinquent are included in the seriously delinquent column.
The amortized cost of single-family mortgage loans for which formal foreclosure proceedings were in process was $5.1 billion and $4.7 billion as of September 30, 2025 and December 31, 2024, respectively. As a result of our various loss

Fannie Mae (In conservatorship) Third Quarter 2025 Form 10-Q	73

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

Fannie Mae (In conservatorship) Third Quarter 2025 Form 10-Q	74

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

	Credit Quality Indicators as of September 30, 2025 and Write-offs for the Nine Months Ended September 30, 2025, by Year of Origination(1)
	2025	2024	2023	2022	2021	Prior	Total
	(Dollars in millions)
Estimated mark-to-market LTV ratio:(2)
20- and 30-year or more, amortizing fixed-rate:
Less than or equal to 80%	$109,424	$168,156	$156,793	$319,469	$809,345	$1,331,420	$2,894,607
Greater than 80% and less than or equal to 90%	34,846	66,461	56,508	52,956	13,157	2,879	226,807
Greater than 90% and less than or equal to 100%	48,025	43,094	16,415	13,019	1,779	448	122,780
Greater than 100%	74	1,090	1,461	2,191	348	188	5,352
Total 20- and 30-year or more, amortizing fixed-rate	192,369	278,801	231,177	387,635	824,629	1,334,935	3,249,546
Current-year 20- and 30-year or more, amortizing fixed-rate write-offs	—	37	66	134	80	224	541
15-year or less, amortizing fixed-rate:
Less than or equal to 80%	8,882	7,375	5,512	27,846	130,592	150,088	330,295
Greater than 80% and less than or equal to 90%	795	499	148	75	5	—	1,522
Greater than 90% and less than or equal to 100%	395	91	11	12	—	—	509
Greater than 100%	1	1	—	—	—	—	2
Total 15-year or less, amortizing fixed-rate	10,073	7,966	5,671	27,933	130,597	150,088	332,328
Current-year 15-year or less, amortizing fixed-rate write-offs	—	—	1	2	1	3	7
Adjustable-rate:
Less than or equal to 80%	2,434	1,489	1,684	4,161	4,986	8,247	23,001
Greater than 80% and less than or equal to 90%	616	431	412	537	26	6	2,028
Greater than 90% and less than or equal to 100%	382	179	112	141	6	1	821
Greater than 100%	—	4	16	30	2	—	52
Total adjustable-rate	3,432	2,103	2,224	4,869	5,020	8,254	25,902
Current-year adjustable-rate write-offs	—	—	—	1	—	—	1
Other:
Less than or equal to 80%	—	—	—	—	—	15,204	15,204
Greater than 80% and less than or equal to 90%	—	—	—	—	—	47	47
Greater than 90% and less than or equal to 100%	—	—	—	—	—	20	20
Greater than 100%	—	—	—	—	—	21	21
Total other	—	—	—	—	—	15,292	15,292
Current-year other write-offs	—	—	—	—	—	34	34
Total for all classes by LTV ratio:(2)
Less than or equal to 80%	$120,740	$177,020	$163,989	$351,476	$944,923	$1,504,959	$3,263,107
Greater than 80% and less than or equal to 90%	36,257	67,391	57,068	53,568	13,188	2,932	230,404
Greater than 90% and less than or equal to 100%	48,802	43,364	16,538	13,172	1,785	469	124,130
Greater than 100%	75	1,095	1,477	2,221	350	209	5,427
Total	$205,874	$288,870	$239,072	$420,437	$960,246	$1,508,569	$3,623,068
Total current-year write-offs	$—	$37	$67	$137	$81	$261	$583

Fannie Mae (In conservatorship) Third Quarter 2025 Form 10-Q	75

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

	Credit Quality Indicators as of December 31, 2024 and Write-offs for the Year Ended December 31, 2024, by Year of Origination(1)
	2024	2023	2022	2021	2020	Prior	Total
	(Dollars in millions)
Estimated mark-to-market LTV ratio:(2)
20- and 30-year or more, amortizing fixed-rate:
Less than or equal to 80%	$156,136	$161,237	$324,160	$849,984	$714,620	$710,162	$2,916,299
Greater than 80% and less than or equal to 90%	53,904	67,163	71,059	18,333	2,078	1,338	213,875
Greater than 90% and less than or equal to 100%	67,749	27,468	16,801	1,757	233	205	114,213
Greater than 100%	266	670	1,616	208	48	133	2,941
Total 20- and 30-year or more, amortizing fixed-rate	278,055	256,538	413,636	870,282	716,979	711,838	3,247,328
Current-year 20- and 30-year or more, amortizing fixed-rate write-offs	2	43	130	114	71	261	621
15-year or less, amortizing fixed-rate:
Less than or equal to 80%	7,508	6,455	31,140	145,254	102,032	75,904	368,293
Greater than 80% and less than or equal to 90%	576	314	168	11	—	—	1,069
Greater than 90% and less than or equal to 100%	323	24	16	1	—	—	364
Greater than 100%	—	—	1	—	—	—	1
Total 15-year or less, amortizing fixed-rate	8,407	6,793	31,325	145,266	102,032	75,904	369,727
Current-year 15-year or less, amortizing fixed-rate write-offs	—	1	2	2	1	4	10
Adjustable-rate:
Less than or equal to 80%	1,471	1,790	4,369	5,400	1,478	8,159	22,667
Greater than 80% and less than or equal to 90%	434	502	729	44	5	2	1,716
Greater than 90% and less than or equal to 100%	272	154	165	4	1	1	597
Greater than 100%	—	8	29	1	—	—	38
Total adjustable-rate	2,177	2,454	5,292	5,449	1,484	8,162	25,018
Current-year adjustable-rate write-offs	—	—	1	—	—	1	2
Other:
Less than or equal to 80%	—	—	—	—	—	16,945	16,945
Greater than 80% and less than or equal to 90%	—	—	—	—	—	58	58
Greater than 90% and less than or equal to 100%	—	—	—	—	—	27	27
Greater than 100%	—	—	—	—	—	24	24
Total other	—	—	—	—	—	17,054	17,054
Current-year other write-offs	—	—	—	—	—	37	37
Total for all classes by LTV ratio:(2)
Less than or equal to 80%	$165,115	$169,482	$359,669	$1,000,638	$818,130	$811,170	$3,324,204
Greater than 80% and less than or equal to 90%	54,914	67,979	71,956	18,388	2,083	1,398	216,718
Greater than 90% and less than or equal to 100%	68,344	27,646	16,982	1,762	234	233	115,201
Greater than 100%	266	678	1,646	209	48	157	3,004
Total	$288,639	$265,785	$450,253	$1,020,997	$820,495	$812,958	$3,659,127
Total current-year write-offs	$2	$44	$133	$116	$72	$303	$670
(1)Excludes amortized cost of $3.0 billion and $3.6 billion as of September 30, 2025 and December 31, 2024, respectively, of mortgage loans guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies, which represents primarily reverse mortgages for which we do not calculate an estimated mark-to-market LTV ratio. For the nine months ended September 30, 2025 and year ended December 31, 2024, it also excludes write-offs of $5 million and $47 million, respectively, of mortgage loans guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies. Year of loan origination may not be the same as the period in which we subsequently acquired the loan.
(2)The aggregate estimated mark-to-market LTV ratio is based on the unpaid principal balance of the loan divided by the estimated current value of the property as of the end of each reported period, which we calculate using an internal valuation model that estimates periodic changes in home value.

Fannie Mae (In conservatorship) Third Quarter 2025 Form 10-Q	76

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

	Credit Quality Indicators as of September 30, 2025 and Write-offs for the Nine Months Ended September 30, 2025, by Year of Origination(1)
	2025	2024	2023	2022	2021	Prior	Total
	(Dollars in millions)
Internally assigned credit risk rating:
Pass(2)	$42,455	$53,537	$49,962	$49,035	$58,886	$228,139	$482,014
Special mention(3)	—	57	68	192	347	604	1,268
Substandard(4)	—	1,028	3,239	7,725	2,886	12,750	27,628
Doubtful(5)	—	—	—	39	—	1	40
Total	$42,455	$54,622	$53,269	$56,991	$62,119	$241,494	$510,950
Current-year write-offs	$—	$5	$92	$76	$52	$125	$350

	Credit Quality Indicators as of December 31, 2024 and Write-offs for the Year Ended December 31, 2024, by Year of Origination(1)
	2024	2023	2022	2021	2020	Prior	Total
	(Dollars in millions)
Internally assigned credit risk rating:
Pass(2)	$49,867	$51,194	$49,570	$59,687	$71,657	$175,887	$457,862
Special mention(3)	54	68	165	353	162	280	1,082
Substandard(4)	429	2,626	9,045	3,259	2,500	12,820	30,679
Doubtful(5)	—	42	—	62	—	—	104
Total	$50,350	$53,930	$58,780	$63,361	$74,319	$188,987	$489,727
Current-year write-offs	$—	$81	$192	$16	$27	$189	$505
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

Fannie Mae (In conservatorship) Third Quarter 2025 Form 10-Q	77

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

	For the Three Months Ended September 30, 2025
	Payment Delay (Only)
	Forbearance Plan	Payment Deferral	Trial Modification and Repayment Plans	Payment Delay and Term Extension(1)	Payment Delay, Term Extension, Interest Rate Reduction, and Other(1)	Total	Percentage of Total by Financing Class(2)
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$4,809	$2,404	$5,277	$2,837	$226	$15,553	*
15-year or less, amortizing fixed-rate	155	70	140	53	2	420	*
Adjustable-rate	26	6	18	—	1	51	*
Other	24	24	44	19	5	116	1%
Total single-family	5,014	2,504	5,479	2,909	234	16,140	*
Multifamily	474	—	—	—	115	589	*
Total(3)	$5,488	$2,504	$5,479	$2,909	$349	$16,729	*

	For the Nine Months Ended September 30, 2025
	Payment Delay (Only)
	Forbearance Plan	Payment Deferral	Trial Modification and Repayment Plans	Payment Delay and Term Extension(1)	Payment Delay, Term Extension, Interest Rate Reduction, and Other(1)	Total	Percentage of Total by Financing Class(2)
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$7,866	$8,268	$9,312	$8,427	$575	$34,448	1%
15-year or less, amortizing fixed-rate	272	256	269	90	3	890	*
Adjustable-rate	45	27	34	—	5	111	*
Other	45	79	94	57	20	295	2
Total single-family	8,228	8,630	9,709	8,574	603	35,744	1
Multifamily	587	—	—	—	138	725	*
Total(3)	$8,815	$8,630	$9,709	$8,574	$741	$36,469	1

Fannie Mae (In conservatorship) Third Quarter 2025 Form 10-Q	78

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

	For the Three Months Ended September 30, 2024
	Payment Delay (Only)
	Forbearance Plan	Payment Deferral	Trial Modification and Repayment Plans	Payment Delay and Term Extension(1)	Payment Delay, Term Extension and Interest Rate Reduction(1)	Total	Percentage of Total by Financing Class(2)
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$5,782	$2,379	$4,315	$2,405	$53	$14,934	*
15-year or less, amortizing fixed-rate	239	77	140	1	—	457	*
Adjustable-rate	29	9	17	—	2	57	*
Other	32	24	50	22	8	136	1%
Total single-family	6,082	2,489	4,522	2,428	63	15,584	*
Multifamily	328	—	—	—	60	388	*
Total(3)	$6,410	$2,489	$4,522	$2,428	$123	$15,972	*

	For the Nine Months Ended September 30, 2024
	Payment Delay (Only)
	Forbearance Plan	Payment Deferral	Trial Modification and Repayment Plans	Payment Delay and Term Extension(1)	Payment Delay, Term Extension and Interest Rate Reduction(1)	Total	Percentage of Total by Financing Class(2)
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$8,373	$8,312	$7,542	$6,908	$114	$31,249	1%
15-year or less, amortizing fixed-rate	352	265	255	3	1	876	*
Adjustable-rate	45	36	26	—	5	112	*
Other	48	102	104	77	31	362	2
Total single-family	8,818	8,715	7,927	6,988	151	32,599	1
Multifamily	330	—	—	—	64	394	*
Total(3)	$9,148	$8,715	$7,927	$6,988	$215	$32,993	1
*    Represents less than 0.5% of total by financing class.
(1)    Represents loans that received a contractual modification.
(2)    Based on the amortized cost basis as of period end, divided by the period-end amortized cost basis of the corresponding class of financing receivable.
(3)    Excludes $341 million and $1.2 billion for the three and nine months ended September 30, 2025, respectively, and $269 million and $1.0 billion for the three and nine months ended September 30, 2024, respectively, for loans that were the subject of loss mitigation activity during the period that paid off, were repurchased or were sold prior to period end. Also excludes loans that liquidated either through foreclosure, deed-in-lieu of foreclosure, or a short sale. Loans may move from one category to another, as a result of the restructuring(s) they received during the period.

Fannie Mae (In conservatorship) Third Quarter 2025 Form 10-Q	79

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

	For the Three Months Ended September 30,
	2025			2024
	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (in Months)	Average Amount Capitalized as a Result of a Payment Delay(1)	Weighted- Average Interest Rate Reduction	Weighted- Average Term Extension (in Months)	Average Amount Capitalized as a Result of a Payment Delay(1)
Loan by class of financing receivable:(2)
20- and 30-year or more, amortizing fixed-rate	0.54%	142	$13,469	0.59%	160	$12,928
15-year or less, amortizing fixed-rate	0.87	50	10,061	1.03	77	9,652
Adjustable-rate	1.19	—	9,970	2.88	—	11,157
Other	0.67	131	14,735	0.96	182	21,043

	For the Nine Months Ended September 30,
	2025			2024
	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (in Months)	Average Amount Capitalized as a Result of a Payment Delay(1)	Weighted- Average Interest Rate Reduction	Weighted- Average Term Extension (in Months)	Average Amount Capitalized as a Result of a Payment Delay(1)
Loan by class of financing receivable:(2)
20- and 30-year or more, amortizing fixed-rate	0.58%	148	$13,162	0.72%	161	$13,408
15-year or less, amortizing fixed-rate	1.02	51	9,642	1.82	84	11,538
Adjustable-rate	1.09	—	10,115	2.58	—	11,508
Other	1.05	150	13,571	0.86	162	18,705
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

Fannie Mae (In conservatorship) Third Quarter 2025 Form 10-Q	80

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

	For the Three Months Ended September 30, 2025
	Payment Delay as a Result of a Payment Deferral (Only)	Payment Delay and Term Extension	Payment Delay, Term Extension, Interest Rate Reduction and Other	Total
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$1,280	$1,021	$57	$2,358
15-year or less, amortizing fixed-rate	32	3	—	35
Adjustable-rate	2	—	1	3
Other	14	6	5	25
Total single-family	1,328	1,030	63	2,421
Multifamily	—	—	21	21
Total loans that subsequently defaulted(1)(2)	$1,328	$1,030	$84	$2,442

	For the Nine Months Ended September 30, 2025
	Payment Delay as a Result of a Payment Deferral (Only)	Payment Delay and Term Extension	Payment Delay, Term Extension, Interest Rate Reduction and Other	Total
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$2,631	$1,863	$85	$4,579
15-year or less, amortizing fixed-rate	65	3	—	68
Adjustable-rate	6	—	3	9
Other	26	12	7	45
Total single-family	2,728	1,878	95	4,701
Multifamily	—	—	21	21
Total loans that subsequently defaulted(1)(2)	$2,728	$1,878	$116	$4,722

Fannie Mae (In conservatorship) Third Quarter 2025 Form 10-Q	81

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

	For the Three Months Ended September 30, 2024
	Payment Delay as a Result of a Payment Deferral (Only)	Payment Delay and Term Extension	Payment Delay, Term Extension and Interest Rate Reduction	Total
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$1,438	$774	$11	$2,223
15-year or less, amortizing fixed-rate	40	—	—	40
Adjustable-rate	4	—	—	4
Other	17	9	6	32
Total single-family	1,499	783	17	2,299
Multifamily	—	—	—	—
Total loans that subsequently defaulted(1)(2)	$1,499	$783	$17	$2,299

	For the Nine Months Ended September 30, 2024
	Payment Delay as a Result of a Payment Deferral (Only)	Payment Delay and Term Extension	Payment Delay, Term Extension and Interest Rate Reduction	Total
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$2,592	$1,383	$25	$4,000
15-year or less, amortizing fixed-rate	73	—	—	73
Adjustable-rate	7	—	2	9
Other	33	15	12	60
Total single-family	2,705	1,398	39	4,142
Multifamily	—	—	4	4
Total loans that subsequently defaulted(1)(2)	$2,705	$1,398	$43	$4,146
(1)    Represents amortized cost as of period end. Excludes loans that liquidated either through foreclosure, deed-in-lieu of foreclosure, or a short sale.
(2)    The substantial majority of loans that received a completed modification or a payment deferral during the three months ended September 30, 2025 did not default during the third quarter of 2025. The substantial majority of loans that received a completed modification or a payment deferral during the three months ended September 30, 2024 did not default during the third quarter of 2024.

Fannie Mae (In conservatorship) Third Quarter 2025 Form 10-Q	82

Notes to Condensed Consolidated Financial Statements | Mortgage Loans
The following tables display an aging analysis of HFI mortgage loans that were restructured during the twelve months prior to September 30, 2025 and September 30, 2024, respectively, presented by portfolio segment and class of financing receivable.

	As of September 30, 2025(1)
	30-59 Days Delinquent	60-89 Days Delinquent(2)	Seriously Delinquent	Total Delinquent	Current	Total
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$4,456	$2,818	$12,807	$20,081	$15,529	$35,610
15-year or less, amortizing fixed-rate	98	70	339	507	428	935
Adjustable-rate	12	10	51	73	47	120
Other	44	34	103	181	136	317
Total single-family loans modified	4,610	2,932	13,300	20,842	16,140	36,982
Multifamily	11	N/A	538	549	540	1,089
Total loans restructured(3)	$4,621	$2,932	$13,838	$21,391	$16,680	$38,071

	As of September 30, 2024(1)
	30-59 Days Delinquent	60-89 Days Delinquent(2)	Seriously Delinquent	Total Delinquent	Current	Total
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$4,240	$2,874	$11,401	$18,515	$12,891	$31,406
15-year or less, amortizing fixed-rate	118	93	349	560	379	939
Adjustable-rate	13	7	50	70	46	116
Other	60	32	127	219	166	385
Total single-family loans modified	4,431	3,006	11,927	19,364	13,482	32,846
Multifamily	—	N/A	323	323	823	1,146
Total loans restructured(3)	$4,431	$3,006	$12,250	$19,687	$14,305	$33,992
(1)    As of September 30, 2025, the substantial majority of loans that received a completed modification or a payment deferral during the third quarter of 2025 were not delinquent as of September 30, 2025. As of September 30, 2024, the substantial majority of loans that received a completed modification or a payment deferral during the third quarter of 2024 were not delinquent as of September 30, 2024.
(2)     Multifamily loans 60-89 days delinquent are included in the seriously delinquent column.
(3)    Represents the amortized cost basis as of period end.

Fannie Mae (In conservatorship) Third Quarter 2025 Form 10-Q	83

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
The table below displays the accrued interest receivable written off through the reversal of interest income from nonaccrual loans.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in millions)
Accrued interest receivable written off through the reversal of interest income:
Single-family	$101	$95	$295	$274
Multifamily	11	20	25	24
The tables below include the amortized cost of and interest income recognized on our HFI single-family and multifamily loans on nonaccrual status by class, excluding loans for which we have elected the fair value option.

	As of			For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2025
	September 30, 2025	June 30, 2025	December 31, 2024
	Amortized Cost(1)			Total Interest Income Recognized(2)
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$24,936	$25,423	$25,218	$45	$295
15-year or less, amortizing fixed-rate	689	736	770	1	6
Adjustable-rate	108	114	114	—	2
Other	408	428	482	1	5
Total single-family	26,141	26,701	26,584	47	308
Multifamily	2,894	2,862	2,517	5	23
Total nonaccrual loans	$29,035	$29,563	$29,101	$52	$331

	As of			For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2024
	September 30, 2024	June 30, 2024	December 31, 2023
	Amortized Cost(1)			Total Interest Income Recognized(2)
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$22,662	$22,183	$21,971	$35	$262
15-year or less, amortizing fixed-rate	704	704	727	1	6
Adjustable-rate	110	117	109	—	1
Other	480	496	508	1	7
Total single-family	23,956	23,500	23,315	37	276
Multifamily	2,259	1,836	1,890	2	35
Total nonaccrual loans	$26,215	$25,336	$25,205	$39	$311
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

Fannie Mae (In conservatorship) Third Quarter 2025 Form 10-Q	84

Notes to Condensed Consolidated Financial Statements | Allowance for Loan Losses
5.  Allowance for Loan Losses
We maintain an allowance for loan losses for HFI loans held by Fannie Mae and by consolidated Fannie Mae MBS trusts, excluding loans for which we have elected the fair value option.
The following table displays changes in our allowance for single-family loans, multifamily loans and total allowance for loan losses.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in millions)
Single-family allowance for loan losses:
Beginning balance	$(5,777)	$(5,703)	$(5,319)	$(6,671)
(Provision) benefit for loan losses	(269)	409	(992)	1,278
Write-offs	238	231	588	487
Recoveries	(47)	(23)	(132)	(180)
Ending balance	$(5,855)	$(5,086)	$(5,855)	$(5,086)
Multifamily allowance for loan losses:
Beginning balance	$(2,470)	$(2,323)	$(2,388)	$(2,059)
(Provision) benefit for loan losses	(63)	(423)	(267)	(825)
Write-offs	167	224	350	395
Recoveries	(25)	(48)	(86)	(81)
Ending balance	$(2,391)	$(2,570)	$(2,391)	$(2,570)
Total allowance for loan losses:
Beginning balance	$(8,247)	$(8,026)	$(7,707)	$(8,730)
(Provision) benefit for loan losses	(332)	(14)	(1,259)	453
Write-offs	405	455	938	882
Recoveries	(72)	(71)	(218)	(261)
Ending balance	$(8,246)	$(7,656)	$(8,246)	$(7,656)
Our single-family provision for loan losses for the three months ended September 30, 2025 was primarily driven by provision associated with loans that we acquired during the period, which primarily consisted of purchase loans. Purchase loans generally have higher original LTV ratios than refinance loans; therefore, purchase loans have a higher estimated risk of default and loss severity in the allowance than refinance loans and a correspondingly higher loan loss provision at the time of acquisition.
Our single-family provision for loan losses for the nine months ended September 30, 2025 was primarily driven by provision associated with loans that we acquired during the period, which primarily consisted of purchase loans, and by weaker-than-expected home price growth. Lower home prices increase the likelihood that loans will default and increase the amount of losses on loans that do default, which impacts our estimate of losses and ultimately increases our loss reserves and provision for loan losses.
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

Fannie Mae (In conservatorship) Third Quarter 2025 Form 10-Q	85

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
Our multifamily provision for loan losses for the three and nine months ended September 30, 2025 was primarily driven by an increase in delinquencies including provision from seriously delinquent loans that were written down to the net recoverable amount of the loans’ collateral during the period.
Our multifamily provision for loan losses for the three months ended September 30, 2024 was largely driven by certain adjustable-rate conventional loans that were written down during the period. We also recognized provision for loan losses because, compared to our previous forecast, our third quarter of 2024 forecast expected further slight decreases in projected multifamily property values and a longer period of time for projected multifamily property values to improve.
Our multifamily allowance and estimate for loan losses as of September 30, 2024 also considered uncertainty. This included uncertainty relating to multifamily property values, as well as uncertainty due to the investigation of multifamily lending transactions with suspected fraud, which may increase the risk of default.
Our multifamily provision for loan losses for the nine months ended September 30, 2024 was primarily driven by loan delinquencies in our multifamily guaranty book of business, including provision attributable to adjustable-rate conventional loans that became seriously delinquent and were written down to the net recoverable amount, declines in estimated actual and projected multifamily property values, and provision for uncertainty.
6.  Investments in Securities
The following table displays our investments in securities.

	As of
	September 30, 2025	December 31, 2024
Trading securities:	(Dollars in millions)
Mortgage-related securities (includes $265 million and $300 million, respectively, related to consolidated trusts)	$5,102	$1,098
Non-mortgage-related securities	66,166	77,630
Total trading securities	71,268	78,728
Available-for-sale securities (amortized cost of $412 million and $487 million, respectively)	388	469
Total investments in securities	$71,656	$79,197

The following table displays information about our net trading gains (losses).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in millions)
Net trading gains (losses)	$296	$1,267	$1,279	$1,127
Net trading gains (losses) recognized in the period related to securities still held at period end	257	1,074	1,044	938

There were no significant gross unrealized gains or losses on our available-for-sale (“AFS”) investment portfolio as of September 30, 2025 or December 31, 2024. Additionally, the allowance for credit losses on our AFS investment portfolio was not significant as of September 30, 2025 or December 31, 2024.
There were no sales of AFS securities in the first nine months of 2025 or the first nine months of 2024.

Fannie Mae (In conservatorship) Third Quarter 2025 Form 10-Q	86

Notes to Condensed Consolidated Financial Statements | Financial Guarantees

7.  Financial Guarantees
We recognize a guaranty obligation for our obligation to stand ready to perform on our guarantees to unconsolidated trusts and other guaranty arrangements. These off-balance sheet guarantees expose us to credit losses primarily relating to the unpaid principal balance of our unconsolidated Fannie Mae MBS and other financial guarantees. As of September 30, 2025, the maximum remaining contractual term of our guarantees is 29 years; however, the actual term of each guaranty may be significantly less than the contractual term based on the prepayment characteristics of the related mortgage loans. We measure our guaranty reserve for estimated credit losses for off-balance sheet exposures over the contractual period for which they are exposed to the credit risk, unless that obligation is unconditionally cancellable by the issuer.
As the guarantor of structured securities backed in whole or in part by Freddie Mac-issued securities, we extend our guaranty to the underlying Freddie Mac securities in our resecuritization trusts. However, Freddie Mac continues to guarantee the payment of principal and interest on the underlying Freddie Mac securities that we have resecuritized. When we began issuing UMBS, we entered into an indemnification agreement under which Freddie Mac agreed to indemnify us for losses caused by its failure to meet its payment or other specified obligations under the trust agreements pursuant to which the underlying resecuritized securities were issued. As a result, and due to the funding commitment available to Freddie Mac through its senior preferred stock purchase agreement with Treasury, we have concluded that the associated credit risk is negligible. Accordingly, we exclude from the following table Freddie Mac securities backing unconsolidated Fannie Mae-issued structured securities of $187.9 billion and $200.1 billion as of September 30, 2025 and December 31, 2024, respectively.
The following table displays our off-balance sheet maximum exposure, guaranty obligation recognized in our condensed consolidated balance sheets and the potential maximum recovery from third parties through available credit enhancements and recourse related to our financial guarantees.

	As of
	September 30, 2025			December 31, 2024
	Maximum Exposure	Guaranty Obligation	Maximum Recovery(1)	Maximum Exposure	Guaranty Obligation	Maximum Recovery(1)
	(Dollars in millions)
Unconsolidated Fannie Mae MBS	$2,295	$13	$2,251	$2,484	$13	$2,432
Other guaranty arrangements(2)	9,018	49	2,059	8,914	56	1,954
Total	$11,313	$62	$4,310	$11,398	$69	$4,386
(1)Recoverability of such credit enhancements and recourse is subject to, among other factors, the ability of our mortgage insurers and the U.S. government, as a financial guarantor, to meet their obligations to us.
(2)Primarily consists of credit enhancements and long-term standby commitments.

Fannie Mae (In conservatorship) Third Quarter 2025 Form 10-Q	87

Notes to Condensed Consolidated Financial Statements | Short-Term and Long-Term Debt

8.  Short-Term and Long-Term Debt
Short-Term Debt
The following table displays our outstanding short-term debt (debt with an original contractual maturity of one year or less) and weighted-average interest rates of this debt.

	As of
	September 30, 2025		December 31, 2024
	Outstanding	Weighted- Average Interest Rate(1)	Outstanding	Weighted- Average Interest Rate(1)
	(Dollars in millions)
Short-term debt of Fannie Mae	$19,922	4.16%	$11,188	4.33%
(1)Includes the effects of discounts, premiums and other cost basis adjustments.
Long-Term Debt
Long-term debt represents debt with an original contractual maturity of greater than one year. The following table displays our outstanding long-term debt.

	As of
	September 30, 2025			December 31, 2024
	Maturities	Outstanding(1)	Weighted- Average Interest Rate(2)	Maturities	Outstanding(1)	Weighted- Average Interest Rate(2)
	(Dollars in millions)
Senior fixed:
Benchmark notes and bonds	2025 - 2030	$30,304	3.89%	2025 - 2030	$44,655	2.87%
Medium-term notes(3)	2025 - 2035	35,351	2.92	2025 - 2034	42,208	2.21
Other(4)	2026 - 2038	6,609	3.97	2025 - 2038	6,632	3.98
Total senior fixed		72,264	3.44		93,495	2.66
Senior floating:
Medium-term notes(3)	2026 - 2027	32,437	4.46	2026 - 2027	32,435	4.67
Connecticut Avenue Securities(5)	2028 - 2031	1,509	11.54	2025 - 2031	2,055	10.99
Other(6)	2037	258	8.95	2037	249	8.10
Total senior floating		34,204	4.81		34,739	5.07
Total long-term debt of Fannie Mae(7)		106,468	3.87		128,234	3.30
Debt of consolidated trusts	2025 - 2064	4,076,945	3.10	2025 - 2063	4,088,675	2.96
Total long-term debt		$4,183,413	3.12%		$4,216,909	2.97%
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
(7)Includes unamortized discounts and premiums, fair value adjustments, hedge-related cost basis adjustments, and other cost basis adjustments in a net discount position of $2.7 billion and $3.6 billion as of September 30, 2025 and December 31, 2024, respectively.

Fannie Mae (In conservatorship) Third Quarter 2025 Form 10-Q	88

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

Fannie Mae (In conservatorship) Third Quarter 2025 Form 10-Q	89

Notes to Condensed Consolidated Financial Statements | Derivative Instruments
Notional and Fair Value Position of our Derivatives
The following table displays the notional amount and estimated fair value of our asset and liability derivative instruments, including derivative instruments designated as hedges.

	As of September 30, 2025			As of December 31, 2024
	Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
		Asset Derivatives	Liability Derivatives		Asset Derivatives	Liability Derivatives
	(Dollars in millions)
Risk management derivatives designated as hedging instruments:
Swaps:(1)
Pay-fixed	$31,906	$—	$—	$26,704	$—	$—
Receive-fixed	17,679	—	—	10,057	—	—
Total risk management derivatives designated as hedging instruments	49,585	—	—	36,761	—	—
Risk management derivatives not designated as hedging instruments:
Swaps:(1)
Pay-fixed	166,988	—	—	146,628	—	—
Receive-fixed	147,638	118	(1,190)	135,686	71	(2,164)
Basis	250	27	—	250	26	—
Foreign currency	334	—	(56)	310	—	(81)
Swaptions:(1)
Pay-fixed	7,986	175	—	7,006	280	(31)
Receive-fixed	7,691	8	(92)	5,916	24	(92)
Futures(1)	5,549	—	—	86	—	—
Total risk management derivatives not designated as hedging instruments	336,436	328	(1,338)	295,882	401	(2,368)
Netting adjustment(2)	—	(277)	1,324	—	(362)	2,367
Total risk management derivatives portfolio	386,021	51	(14)	332,643	39	(1)
Mortgage commitment derivatives:
Mortgage commitments to purchase whole loans	4,666	5	(5)	2,634	1	(9)
Forward contracts to purchase mortgage-related securities	41,157	46	(28)	31,883	3	(118)
Forward contracts to sell mortgage-related securities	83,975	11	(123)	78,934	108	(10)
Total mortgage commitment derivatives	129,798	62	(156)	113,451	112	(137)
Credit enhancement derivatives	29,547	31	(9)	28,775	28	(16)
Derivatives at fair value	$545,366	$144	$(179)	$474,869	$179	$(154)
(1)Centrally cleared derivatives have no ascribable fair value because the positions are settled daily.
(2)The netting adjustment represents the effect of the legal right to offset under legally enforceable master netting arrangements to settle with the same counterparty on a net basis, including cash collateral posted and received. Cash collateral posted was $1.1 billion and $2.0 billion as of September 30, 2025 and December 31, 2024, respectively. Cash collateral received was $79 million and $3 million as of September 30, 2025 and December 31, 2024, respectively.

Fannie Mae (In conservatorship) Third Quarter 2025 Form 10-Q	90

Notes to Condensed Consolidated Financial Statements | Derivative Instruments
The following table displays, by type of derivative instrument, the fair value gains and losses, net on our derivatives.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in millions)
Risk management derivatives:
Swaps:
Pay-fixed	$(43)	$(2,225)	$(1,253)	$(626)
Receive-fixed	362	2,225	1,979	1,738
Basis	7	17	8	14
Foreign currency	(9)	19	23	8
Swaptions:
Pay-fixed	(79)	(29)	(94)	15
Receive-fixed	(26)	3	(35)	6
Futures	(1)	(2)	—	—
Net contractual interest income (expense) on interest-rate swaps	(94)	(263)	(495)	(713)
Total risk management derivatives fair value gains (losses), net	117	(255)	133	442
Mortgage commitment derivatives fair value gains (losses), net	(295)	(567)	(684)	(266)
Credit enhancement derivatives fair value gains (losses), net	3	(38)	(25)	(52)
Total derivatives fair value gains (losses), net	$(175)	$(860)	$(576)	$124

Fannie Mae (In conservatorship) Third Quarter 2025 Form 10-Q	91

Notes to Condensed Consolidated Financial Statements | Derivative Instruments
Effect of Fair Value Hedge Accounting
The following table displays the effect of fair value hedge accounting on our condensed consolidated statements of operations and comprehensive income, including gains and losses recognized on fair value hedging relationships.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2025		2024		2025		2024
	Interest Income: Mortgage Loans	Interest Expense: Long-Term Debt	Interest Income: Mortgage Loans	Interest Expense: Long-Term Debt	Interest Income: Mortgage Loans	Interest Expense: Long-Term Debt	Interest Income: Mortgage Loans	Interest Expense: Long-Term Debt
	(Dollars in millions)
Total amounts presented in our condensed consolidated statements of operations and comprehensive income	$38,344	$(32,639)	$36,390	$(30,600)	$113,436	$(96,702)	$107,223	$(90,057)

Gains (losses) from fair value hedging relationships:
Mortgage loans HFI and related interest-rate contracts:
Hedged items	$100	$—	$730	$—	$747	$—	$368	$—
Discontinued hedge related basis adjustment amortization	6	—	3	—	29	—	29	—
Derivatives designated as hedging instruments	(89)	—	(725)	—	(732)	—	(410)	—
Interest accruals on hedging instruments	61	—	84	—	170	—	226	—
Debt of Fannie Mae and related interest-rate contracts:
Hedged items	—	15	—	(506)	—	(259)	—	51
Discontinued hedge-related basis adjustment amortization	—	(193)	—	(213)	—	(633)	—	(641)
Derivatives designated as hedging instruments	—	(20)	—	519	—	258	—	86
Interest accruals on derivative hedging instruments	—	(25)	—	(93)	—	(70)	—	(373)
Total effect of fair value hedges	$78	$(223)	$92	$(293)	$214	$(704)	$213	$(877)

Fannie Mae (In conservatorship) Third Quarter 2025 Form 10-Q	92

Notes to Condensed Consolidated Financial Statements | Derivative Instruments
Hedged Items in Fair Value Hedging Relationships
The following table displays the carrying amounts of the hedged items that have been in qualifying fair value hedges recorded in our condensed consolidated balance sheets, including the hedged item’s cumulative basis adjustments and the closed portfolio balances under the portfolio layer method. The hedged item carrying amounts and total basis adjustments include both open and discontinued hedges. The amortized cost and designated unpaid principal balance (“UPB”) consists only of open hedges as of September 30, 2025 and December 31, 2024.

	As of September 30, 2025
	Carrying Amount Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Basis Adjustments Included in the Carrying Amount		Closed Portfolio of Mortgage Loans Under Portfolio Layer Method
		Total Basis Adjustments(1)	Remaining Adjustments - Discontinued Hedge	Total Amortized Cost	Designated UPB
	(Dollars in millions)
Mortgage loans HFI	$1,240,556	$(40)	$(40)	$283,665	$32,952
Debt of Fannie Mae	(32,642)	2,498	2,498	N/A	N/A

	As of December 31, 2024
	Carrying Amount Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Basis Adjustments Included in the Carrying Amount		Closed Portfolio of Mortgage Loans Under Portfolio Layer Method
		Total Basis Adjustments(1)	Remaining Adjustments - Discontinued Hedge	Total Amortized Cost	Designated UPB
	(Dollars in millions)
Mortgage loans HFI	$1,109,445	$(816)	$(816)	$813,536	$26,825
Debt of Fannie Mae	(47,849)	3,390	3,390	N/A	N/A
(1)    No basis adjustment associated with open hedges, as all hedges are designated at the close of business with a one-day term. Based on the unamortized balance of the hedge-related cost basis.
Derivative Counterparty Credit Exposure
Our derivative counterparty credit exposure relates principally to interest-rate derivative contracts. We are exposed to the risk that a counterparty in a derivative transaction will default on payments due to us, which may require us to seek a replacement derivative from a different counterparty. This replacement may be at a higher cost, or we may be unable to find a suitable replacement. We manage our derivative counterparty credit exposure relating to our risk management derivative transactions mainly through enforceable master netting arrangements, which allow us to net derivative assets and liabilities with the same counterparty or clearing organization and clearing member. For our OTC derivative transactions, we require counterparties to post collateral, which may include cash, U.S. Treasury securities, agency debt and agency mortgage-related securities. See “Note 12, Netting Arrangements” for information on our rights to offset assets and liabilities as of September 30, 2025 and December 31, 2024.
For certain OTC derivatives, the amount of collateral we pledge to counterparties related to our derivative instruments is determined after considering our credit ratings. Currently, our long-term senior debt is rated AA+ or above by S&P Global Ratings and Moody's Ratings. If our long-term senior debt credit ratings were downgraded to established thresholds in our OTC derivative contracts, which range from A3/A- to Baa2/BBB or below, we would be required to provide additional collateral to certain counterparties. The aggregate fair value of our OTC derivative instruments with credit-risk-related contingent features that were in a net liability position was $682 million and $1.3 billion, for which we posted collateral of $573 million and $948 million as of September 30, 2025 and December 31, 2024, respectively. If our credit ratings were downgraded to Baa2/BBB or below, the maximum additional collateral we would have been required to post to our counterparties as of September 30, 2025 and December 31, 2024 would have been $337 million and $725 million, respectively.

Fannie Mae (In conservatorship) Third Quarter 2025 Form 10-Q	93

Notes to Condensed Consolidated Financial Statements | Segment Reporting

10.  Segment Reporting
We have two reportable business segments, which are based on the type of business activities each perform: Single-Family and Multifamily. Results of our two business segments are intended to reflect each segment as if it were a stand-alone business. Ms. Almodovar, our former President and CEO, was the chief operating decision maker (“CODM”) for our two reportable business segments for the three and nine months ended September 30, 2025 and 2024. The CODM uses both net revenues and income before federal income taxes, on a quarterly basis, to assess the financial performance of the segments and for purposes of allocating resources. The accounting policies of our two reportable business segments are the same as those described in “Note 1, Summary of Significant Accounting Policies” in our 2024 Form 10-K. Also see “Note 11, Segment Reporting” in our 2024 Form 10-K for additional information related to our business segments, including basis of organization and other segment activities.
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
The following table displays total assets by segment.

	As of
	September 30, 2025	December 31, 2024
	(Dollars in millions)
Single-Family	$3,788,572	$3,823,840
Multifamily	547,284	525,891
Total assets	$4,335,856	$4,349,731
We operate our business solely in the United States and its territories, and accordingly, we generate no revenue from and have no long-lived assets, other than financial instruments, in geographic locations other than the United States and its territories.

Fannie Mae (In conservatorship) Third Quarter 2025 Form 10-Q	94

Notes to Condensed Consolidated Financial Statements | Segment Reporting

The below tables display our segment results.

	For the Three Months Ended September 30,
	2025			2024
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Net interest income(1)	$5,992	$1,192	$7,184	$6,131	$1,144	$7,275
Fee and other income	104	19	123	48	18	66
Net revenues	6,096	1,211	7,307	6,179	1,162	7,341
(Provision) benefit for credit losses(2)	(269)	(69)	(338)	451	(424)	27
Fair value gains (losses), net(3)	(22)	35	13	(8)	60	52
Investment gains (losses), net(4)	5	(6)	(1)	9	3	12
Non-interest expense:
Administrative expenses(5)	(669)	(150)	(819)	(732)	(152)	(884)
Legislative assessments(6)	(929)	(14)	(943)	(936)	(12)	(948)
Credit enhancement expense(7)	(330)	(79)	(409)	(336)	(75)	(411)
Change in expected credit enhancement recoveries(8)	(11)	57	46	(45)	134	89
Other income (expense), net(9)	4	(25)	(21)	(178)	(47)	(225)
Total non-interest expense	(1,935)	(211)	(2,146)	(2,227)	(152)	(2,379)
Income before federal income taxes	3,875	960	4,835	4,404	649	5,053
Provision for federal income taxes	(790)	(186)	(976)	(890)	(119)	(1,009)
Net income	$3,085	$774	$3,859	$3,514	$530	$4,044

	For the Nine Months Ended September 30,
	2025			2024
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Net interest income(1)	$17,850	$3,490	$21,340	$18,101	$3,465	$21,566
Fee and other income	238	55	293	154	52	206
Net revenues	18,088	3,545	21,633	18,255	3,517	21,772
(Provision) benefit for credit losses(2)	(1,030)	(278)	(1,308)	1,334	(827)	507
Fair value gains (losses), net(3)	257	90	347	930	49	979
Investment gains (losses), net(4)	(1)	(8)	(9)	(48)	20	(28)
Non-interest expense:
Administrative expenses(5)	(2,168)	(490)	(2,658)	(2,225)	(447)	(2,672)
Legislative assessments(6)	(2,767)	(46)	(2,813)	(2,785)	(32)	(2,817)
Credit enhancement expense(7)	(1,055)	(233)	(1,288)	(1,022)	(213)	(1,235)
Change in expected credit enhancement recoveries(8)	(23)	119	96	(134)	323	189
Other income (expense), net(9)	(301)	(126)	(427)	(510)	(95)	(605)
Total non-interest expense	(6,314)	(776)	(7,090)	(6,676)	(464)	(7,140)
Income before federal income taxes	11,000	2,573	13,573	13,795	2,295	16,090
Provision for federal income taxes	(2,261)	(475)	(2,736)	(2,819)	(423)	(3,242)
Net income	$8,739	$2,098	$10,837	$10,976	$1,872	$12,848

Fannie Mae (In conservatorship) Third Quarter 2025 Form 10-Q	95

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
(7)Single-family credit enhancement expense consists of costs associated with our freestanding credit enhancements, which include primarily costs associated with our Credit Insurance Risk TransferTM (“CIRTTM”), Connecticut Avenue Securities® (“CAS”) and enterprise-paid mortgage insurance (“EPMI”) programs. Multifamily credit enhancement expense primarily consists of costs associated with our Multifamily CIRTTM (“MCIRTTM”) and Multifamily Connecticut Avenue Securities® (“MCASTM“) programs as well as amortization expense for certain lender risk-sharing programs. Excludes CAS transactions accounted for as debt instruments and credit risk transfer programs accounted for as derivative instruments.
(8)Consists of change in benefits recognized from our freestanding credit enhancements, primarily from our CAS and CIRT programs, as well as certain lender risk-sharing arrangements, including our multifamily Delegated Underwriting and Servicing (“DUS®”) program.
(9)Primarily consists of debt extinguishment gains (losses),foreclosed property income (expense) and gains (losses) from partnership investments.

Fannie Mae (In conservatorship) Third Quarter 2025 Form 10-Q	96

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

	As of
	September 30, 2025			December 31, 2024
	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent
Percentage of single-family conventional guaranty book of business based on UPB	0.94%	0.26%	0.59%	1.00%	0.28%	0.60%
Percentage of single-family conventional loans based on loan count	1.00	0.27	0.54	1.05	0.29	0.56

	As of
	September 30, 2025		December 31, 2024
	Percentage of Single-Family Conventional Guaranty Book of Business Based on UPB	Serious Delinquency Rate	Percentage of Single-Family Conventional Guaranty Book of Business Based on UPB	Serious Delinquency Rate
Estimated mark-to-market LTV ratio:
80.01% to 90%	7%	0.94%	6%	0.97%
90.01% to 100%	4	0.87	3	0.77
Greater than 100%	*	3.46	*	2.82
Geographical distribution:
California	18	0.43	19	0.41
Florida	6	0.81	6	0.96
Illinois	3	0.68	3	0.69
New York	4	0.75	4	0.79
Texas	8	0.68	8	0.73
All other states	61	0.50	60	0.51
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

Fannie Mae (In conservatorship) Third Quarter 2025 Form 10-Q	97

Notes to Condensed Consolidated Financial Statements | Concentrations of Credit Risk
The following tables display the delinquency status and serious delinquency rates for specified loan categories of our multifamily guaranty book of business.

	As of
	September 30, 2025(1)		December 31, 2024(1)
	30 Days Delinquent	Seriously Delinquent(2)	30 Days Delinquent	Seriously Delinquent(2)
Percentage of multifamily guaranty book of business	0.12%	0.68%	0.10%	0.57%

	As of
	September 30, 2025		December 31, 2024
	Percentage of Multifamily Guaranty Book of Business(1)	Serious Delinquency Rate(2)(3)	Percentage of Multifamily Guaranty Book of Business(1)	Serious Delinquency Rate(2)(3)
Original LTV ratio:
Greater than 80%	1%	0.11%	1%	0.12%
Less than or equal to 80%	99	0.69	99	0.58
Current DSCR below 1.0(4)	4	5.43	6	4.94
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

Fannie Mae (In conservatorship) Third Quarter 2025 Form 10-Q	98

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

	As of September 30, 2025
		Gross Amount Offset(1)	Net Amount Presented in our Condensed Consolidated Balance Sheets		Amounts Not Offset in our Condensed Consolidated Balance Sheets
	Gross Amount				Financial Instruments(2)	Collateral(3)	Net Amount
	(Dollars in millions)
Assets:
OTC risk management derivatives	$328	$(280)	$48		$—	$(16)	$32
Cleared risk management derivatives	—	3	3		—	—	3
Mortgage commitment derivatives	62	—	62		(38)	(2)	22
Total derivative assets	390	(277)	113	(4)	(38)	(18)	57
Securities purchased under agreements to resell	61,525	—	61,525		—	(61,525)	—
Total assets	$61,915	$(277)	$61,638		$(38)	$(61,543)	$57
Liabilities:
OTC risk management derivatives	$(1,338)	$1,336	$(2)		$—	$—	$(2)
Cleared risk management derivatives	—	(12)	(12)		—	12	—
Mortgage commitment derivatives	(156)	—	(156)		38	102	(16)
Total liabilities	$(1,494)	$1,324	$(170)	(4)	$38	$114	$(18)

	As of December 31, 2024
		Gross Amount Offset(1)	Net Amount Presented in our Condensed Consolidated Balance Sheets		Amounts Not Offset in our Condensed Consolidated Balance Sheets
	Gross Amount				Financial Instruments(2)	Collateral(3)	Net Amount
	(Dollars in millions)
Assets:
OTC risk management derivatives	$401	$(383)	$18		$—	$—	$18
Cleared risk management derivatives	—	21	21		—	—	21
Mortgage commitment derivatives	112	—	112		(91)	(14)	7
Total derivative assets	513	(362)	151	(4)	(91)	(14)	46
Securities purchased under agreements to resell	56,250	—	56,250		—	(56,250)	—
Total assets	$56,763	$(362)	$56,401		$(91)	$(56,264)	$46
Liabilities:
OTC risk management derivatives	$(2,368)	$2,368	$—		$—	$—	$—
Cleared risk management derivatives	—	(1)	(1)		—	1	—
Mortgage commitment derivatives	(137)	—	(137)		91	9	(37)
Total liabilities	$(2,505)	$2,367	$(138)	(4)	$91	$10	$(37)
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

Fannie Mae (In conservatorship) Third Quarter 2025 Form 10-Q	99

Notes to Condensed Consolidated Financial Statements | Netting Arrangements
(4)Excludes derivative assets of $31 million and $28 million as of September 30, 2025 and December 31, 2024, respectively, and derivative liabilities of $9 million and $16 million as of September 30, 2025 and December 31, 2024, respectively, recognized in our condensed consolidated balance sheets, that were not subject to enforceable master netting arrangements.
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
•Level 3: Unobservable inputs.
We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. See “Note 16, Fair Value” in our 2024 Form 10-K for information on the valuation control processes and the valuation techniques we use for fair value measurement and disclosure as well as our basis for classifying these measurements as Level 1, Level 2 or Level 3 of the valuation hierarchy in more specific situations. If the inputs used to measure assets or liabilities at fair value change, it may also result in a change in classification between Levels 1, 2, and 3. We made no material changes to the valuation control processes or the valuation techniques for the nine months ended September 30, 2025.

Fannie Mae (In conservatorship) Third Quarter 2025 Form 10-Q	100

Notes to Condensed Consolidated Financial Statements | Fair Value
Recurring Changes in Fair Value
The following tables display our assets and liabilities measured in our condensed consolidated balance sheets at fair value on a recurring basis subsequent to initial recognition, including instruments for which we have elected the fair value option.

	Fair Value Measurements as of September 30, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Recurring fair value measurements:
Assets:
Trading securities:
Mortgage-related	$—	$5,076	$26	$—	$5,102
Non-mortgage-related	66,149	17	—	—	66,166
Total trading securities	66,149	5,093	26	—	71,268
Available-for-sale securities:
Agency(2)	—	33	283	—	316
Other mortgage-related	—	4	68	—	72
Total available-for-sale securities	—	37	351	—	388
Mortgage loans	—	4,831	371	—	5,202
Derivative assets	—	364	57	(277)	144
Total assets at fair value	$66,149	$10,325	$805	$(277)	$77,002

Liabilities:
Long-term debt:
Of Fannie Mae	$—	$41	$258	$—	$299
Of consolidated trusts	—	15,229	94	—	15,323
Total long-term debt	—	15,270	352	—	15,622
Derivative liabilities	—	1,494	9	(1,324)	179
Total liabilities at fair value	$—	$16,764	$361	$(1,324)	$15,801

	Fair Value Measurements as of December 31, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Recurring fair value measurements:
Assets:
Trading securities:
Mortgage-related	$—	$1,070	$28	$—	$1,098
Non-mortgage-related	77,610	20	—	—	77,630
Total trading securities	77,610	1,090	28	—	78,728
Available-for-sale securities:
Agency(2)	—	38	301	—	339
Other mortgage-related	—	4	126	—	130
Total available-for-sale securities	—	42	427	—	469
Mortgage loans	—	3,345	399	—	3,744
Derivative assets	—	487	54	(362)	179
Total assets at fair value	$77,610	$4,964	$908	$(362)	$83,120

Liabilities:
Long-term debt:
Of Fannie Mae	$—	$136	$249	$—	$385
Of consolidated trusts	—	13,188	104	—	13,292
Total long-term debt	—	13,324	353	—	13,677
Derivative liabilities	—	2,506	15	(2,367)	154
Total liabilities at fair value	$—	$15,830	$368	$(2,367)	$13,831

Fannie Mae (In conservatorship) Third Quarter 2025 Form 10-Q	101

Notes to Condensed Consolidated Financial Statements | Fair Value
(1)Derivative contracts are reported on a gross basis by level. The netting adjustment represents the effect of the legal right to offset under legally enforceable master netting arrangements to settle with the same counterparty on a net basis, including cash collateral posted and received.
(2)Agency securities consist of securities issued by Fannie Mae, Freddie Mac, or Ginnie Mae.
The following tables display a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Trading Securities	Available-for-Sale Securities	Mortgage Loans	Net Derivatives	Long-term Debt
	(Dollars in millions)
Balance as of June 30, 2025	$25	$399	$376	$33	$(350)
Purchases	—	—	—	—	—
Sales	—	—	(1)	—	—
Issuances	—	—	—	—	—
Settlements	—	(39)	(12)	2	4
Net transfers	—	—	1	—	—
Total gains (losses) realized & unrealized(1)	1	(9)	7	13	(6)
Balance as of September 30, 2025	$26	$351	$371	$48	$(352)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Trading Securities	Available-for-Sale Securities	Mortgage Loans	Net Derivatives	Long-term Debt
	(Dollars in millions)
Balance as of December 31, 2024	$28	$427	$399	$39	$(353)
Purchases	—	—	—	—	—
Sales	—	—	(1)	—	—
Issuances	—	—	—	—	—
Settlements	—	(75)	(41)	21	10
Net transfers	(3)	—	—	—	—
Total gains (losses) realized & unrealized(1)	1	(1)	14	(12)	(9)
Balance as of September 30, 2025	$26	$351	$371	$48	$(352)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Trading Securities	Available-for-Sale Securities	Mortgage Loans	Net Derivatives	Long-term Debt
	(Dollars in millions)
Balance as of June 30, 2024	$32	$461	$425	$94	$(380)
Purchases	—	—	—	—	—
Sales	—	—	—	—	—
Issuances	—	—	—	—	—
Settlements	—	(19)	(14)	5	5
Net transfers	1	—	1	—	(1)
Total gains (losses) realized & unrealized(1)	2	6	18	(19)	(18)
Balance as of September 30, 2024	$35	$448	$430	$80	$(394)

Fannie Mae (In conservatorship) Third Quarter 2025 Form 10-Q	102

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Trading Securities	Available-for-Sale Securities	Mortgage Loans	Net Derivatives	Long-term Debt
	(Dollars in millions)
Balance as of December 31, 2023	$26	$514	$477	$77	$(385)
Purchases	—	—	—	—	—
Sales	—	—	(6)	—	—
Issuances	—	—	—	—	—
Settlements	—	(74)	(47)	34	12
Net transfers	8	(1)	(9)	—	—
Total gains (losses) realized & unrealized(1)	1	9	15	(31)	(21)
Balance as of September 30, 2024	$35	$448	$430	$80	$(394)
(1)We had no significant unrealized gains or losses related to assets and liabilities still held in either “Net income” or “Other comprehensive income (loss)” as of September 30, 2025 or September 30, 2024.
The following tables display valuation techniques for our Level 3 assets and liabilities measured at fair value on a recurring basis, excluding instruments for which we have elected the fair value option. Changes in these unobservable inputs can result in significantly higher or lower fair value measurements of these assets and liabilities as of the reporting date.

	Fair Value Measurements as of September 30, 2025
	Fair Value	Significant Valuation Techniques
	(Dollars in millions)
Recurring fair value measurements:
Trading securities:
Mortgage-related(1)	$26	Primarily Consensus
Available-for-sale securities:
Agency(1)	$283	Consensus and Single Vendor
Other mortgage-related	68	Primarily Single Vendor and Consensus
Total available-for-sale securities	$351
Net derivatives	$48	Dealer Mark and Discounted Cash Flow

	Fair Value Measurements as of December 31, 2024
	Fair Value	Significant Valuation Techniques
	(Dollars in millions)
Recurring fair value measurements:
Trading securities:
Mortgage-related(1)	$28	Primarily Consensus
Available-for-sale securities:
Agency(1)	$301	Consensus
Other mortgage-related	126	Primarily Discounted Cash Flow, Single Vendor, and Consensus
Total available-for-sale securities	$427
Net derivatives	$39	Dealer Mark and Discounted Cash Flow
(1)Includes Fannie Mae and Freddie Mac securities.
In our condensed consolidated balance sheets, certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when we evaluate loans for impairment).

Fannie Mae (In conservatorship) Third Quarter 2025 Form 10-Q	103

Notes to Condensed Consolidated Financial Statements | Fair Value
The following table displays valuation techniques for our Level 3 assets measured at fair value on a nonrecurring basis.

		Fair Value Measurements as of
	Valuation Techniques	September 30, 2025	December 31, 2024
		(Dollars in millions)
Nonrecurring fair value measurements:
Mortgage loans:(1)
Mortgage loans held for sale, at lower of cost or fair value	Consensus	$455	$113
Single-family mortgage loans held for investment, at amortized cost	Internal Model	272	267

Multifamily mortgage loans held for investment, at amortized cost	Appraisal	259	448
	Asset Manager Estimate	71	—
	Broker Price Opinion	1,319	851
	Internal Model	176	172
Total multifamily mortgage loans held for investment, at amortized cost		1,825	1,471
Acquired property, net:
Single-family	Accepted Offer and Appraisal	172	74
	Internal Model and Walk Forward	284	294
Total single-family		456	368
Multifamily	Broker Price Opinion and Appraisal	97	278
Total nonrecurring assets at fair value		$3,105	$2,497
(1)When we measure impairment, including recoveries, based on the fair value of the loan or the underlying collateral and impairment is recorded on any component of the mortgage loan, including accrued interest receivable and amounts due from the borrower for advances of taxes and insurance, we present the entire fair value measurement amount with the corresponding mortgage loan.

Fannie Mae (In conservatorship) Third Quarter 2025 Form 10-Q	104

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

	As of September 30, 2025
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment	Estimated Fair Value
	(Dollars in millions)
Financial assets:
Cash, including restricted cash	$39,375	$39,375	$—	$—	$—	$39,375
Securities purchased under agreements to resell	61,525	—	61,525	—	—	61,525
Trading securities	71,268	66,149	5,093	26	—	71,268
Available-for-sale securities	388	—	37	351	—	388
Mortgage loans held for sale	808	—	521	338	—	859
Mortgage loans held for investment, net of allowance for loan losses	4,122,582	—	3,640,183	134,684	—	3,774,867
Advances to lenders	3,227	—	3,227	—	—	3,227
Derivative assets at fair value	144	—	364	57	(277)	144
Guaranty assets	57	—	—	144	—	144
Total financial assets	$4,299,374	$105,524	$3,710,950	$135,600	$(277)	$3,951,797

Financial liabilities:
Short-term debt:
Of Fannie Mae	$19,922	$—	$19,928	$—	$—	$19,928
Long-term debt:
Of Fannie Mae	106,468	—	108,474	601	—	109,075
Of consolidated trusts	4,076,945	—	3,696,260	247	—	3,696,507
Derivative liabilities at fair value	179	—	1,494	9	(1,324)	179
Guaranty obligations	62	—	—	51	—	51
Total financial liabilities	$4,203,576	$—	$3,826,156	$908	$(1,324)	$3,825,740

Fannie Mae (In conservatorship) Third Quarter 2025 Form 10-Q	105

Notes to Condensed Consolidated Financial Statements | Fair Value

	As of December 31, 2024
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment	Estimated Fair Value
	(Dollars in millions)
Financial assets:
Cash, including restricted cash	$38,536	$38,536	$—	$—	$—	$38,536
Securities purchased under agreements to resell	56,250	—	56,250	—	—	56,250
Trading securities	78,728	77,610	1,090	28	—	78,728
Available-for-sale securities	469	—	42	427	—	469
Mortgage loans held for sale	373	—	130	258	—	388
Mortgage loans held for investment, net of allowance for loan losses	4,137,633	—	3,496,803	127,763	—	3,624,566
Advances to lenders	1,825	—	1,825	—	—	1,825
Derivative assets at fair value	179	—	487	54	(362)	179
Guaranty assets	64	—	—	160	—	160
Total financial assets	$4,314,057	$116,146	$3,556,627	$128,690	$(362)	$3,801,101

Financial liabilities:
Short-term debt:
Of Fannie Mae	$11,188	$—	$11,193	$—	$—	$11,193
Long-term debt:
Of Fannie Mae	128,234	—	129,152	567	—	129,719
Of consolidated trusts	4,088,675	—	3,557,237	274	—	3,557,511
Derivative liabilities at fair value	154	—	2,506	15	(2,367)	154
Guaranty obligations	69	—	—	60	—	60
Total financial liabilities	$4,228,320	$—	$3,700,088	$916	$(2,367)	$3,698,637
For a detailed description and classification of our financial instruments, see “Note 16, Fair Value” in our 2024 Form 10-K.
Fair Value Option
We generally elect the fair value option on a financial instrument when the accounting guidance would otherwise require us to separately account for a derivative that is embedded in the instrument at fair value. Under the fair value option, we carry this type of instrument, in its entirety, at fair value instead of separately accounting for the derivative.
Interest income from the mortgage loans is recorded in “Interest income: Mortgage loans” and interest expense for the debt instruments is recorded in “Interest expense: Long-term debt” in our condensed consolidated statements of operations and comprehensive income.
The following table displays the fair value and unpaid principal balance of the financial instruments for which we have elected the fair value option.

	As of
	September 30, 2025			December 31, 2024
	Loans(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts	Loans(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts
	(Dollars in millions)
Fair value	$5,202	$299	$15,323	$3,744	$385	$13,292
Unpaid principal balance	5,528	290	15,827	4,079	383	13,766

Fannie Mae (In conservatorship) Third Quarter 2025 Form 10-Q	106

Notes to Condensed Consolidated Financial Statements | Fair Value
(1)Includes nonaccrual loans with a fair value of $26 million and $31 million as of September 30, 2025 and December 31, 2024, respectively. Includes loans that are 90 days or more past due with a fair value of $22 million and $25 million as of September 30, 2025 and December 31, 2024, respectively.
Changes in Fair Value under the Fair Value Option Election
We recorded gains of $87 million and $248 million for the three and nine months ended September 30, 2025, respectively, and gains of $134 million and $87 million for the three and nine months ended September 30, 2024, respectively, from changes in the fair value of loans recorded at fair value in “Fair value gains (losses), net” in our condensed consolidated statements of operations and comprehensive income.
We recorded losses of $203 million and $582 million for the three and nine months ended September 30, 2025, respectively, and losses of $471 million and $343 million for the three and nine months ended September 30, 2024, respectively, from changes in the fair value of long-term debt recorded at fair value in “Fair value gains (losses), net” in our condensed consolidated statements of operations and comprehensive income.
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

Fannie Mae (In conservatorship) Third Quarter 2025 Form 10-Q	107

Notes to Condensed Consolidated Financial Statements | Commitments and Contingencies

11, 2025. On April 25, 2025, plaintiffs filed a notice of cross-appeal challenging several of the court’s pretrial rulings, which they contend prevented them from seeking the full measure of their alleged damages. Until the appeal is resolved and any final judgment amount has been paid, post-judgment interest on the damages and prejudgment interest awards will accrue at a rate of 5.01%, starting on March 20, 2024, to be computed daily and compounded annually. We recognized $495 million in 2023 related to the jury verdict and estimated prejudgment interest through December 31, 2023 in “Other expenses, net.” We recognized an additional $24 million of expense through December 31, 2024, and $7 million and $20 million of expense for the three and nine months ended September 30, 2025, respectively, related to the prejudgment and post-judgment interest. Briefing on the appeal is currently scheduled to conclude in February 2026.
15. Regulatory Capital Requirements
The enterprise regulatory capital framework went into effect in February 2021; however, we are not required to hold capital according to the framework’s requirements until the date of termination of our conservatorship, or such later date as may be ordered by FHFA. The following table displays our capital requirements under the standardized approach of the enterprise regulatory capital framework.

Capital Metrics under the Enterprise Regulatory Capital Framework as of September 30, 2025(1)
(Dollars in billions)
Adjusted total assets	$4,443
Risk-weighted assets	1,372

	Amounts			Ratios
	Available Capital (Deficit)(2)	Minimum Capital Requirement	Total Capital Requirement (including Buffers)(3)	Available Capital (Deficit) Ratio	Minimum Capital Ratio Requirement	Total Capital Requirement Ratio (including Buffers)
Risk-based capital:
Total capital (statutory)	$(7)	$110	$110	(0.5)%	8.0%	8.0%
Common equity tier 1 capital	(44)	62	142	(3.2)	4.5	10.3
Tier 1 capital	(25)	82	162	(1.8)	6.0	11.8
Adjusted total capital	(25)	110	190	(1.8)	8.0	13.8
Leverage capital:
Core capital (statutory)	(15)	111	111	(0.3)	2.5	2.5
Tier 1 capital	(25)	111	134	(0.6)	2.5	3.0

Fannie Mae (In conservatorship) Third Quarter 2025 Form 10-Q	108

Notes to Condensed Consolidated Financial Statements | Regulatory Capital Requirements

Capital Metrics under the Enterprise Regulatory Capital Framework as of December 31, 2024(1)
(Dollars in billions)
Adjusted total assets	$4,460
Risk-weighted assets	1,364

	Amounts			Ratios
	Available Capital (Deficit)(2)	Minimum Capital Requirement	Total Capital Requirement (including Buffers)(3)	Available Capital (Deficit) Ratio	Minimum Capital Ratio Requirement	Total Capital Requirement Ratio (including Buffers)
Risk-based capital:
Total capital (statutory)	$(18)	$109	$109	(1.3)%	8.0%	8.0%
Common equity tier 1 capital	(56)	61	142	(4.1)	4.5	10.4
Tier 1 capital	(37)	82	163	(2.7)	6.0	11.9
Adjusted total capital	(37)	109	190	(2.7)	8.0	13.9
Leverage capital:
Core capital (statutory)	(26)	111	111	(0.6)	2.5	2.5
Tier 1 capital	(37)	111	135	(0.8)	2.5	3.0
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

Fannie Mae (In conservatorship) Third Quarter 2025 Form 10-Q	109

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
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures in effect as of September 30, 2025, the end of the period covered by this report. As a result of management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of September 30, 2025, or as of the date of filing this report.
Our disclosure controls and procedures were not effective as of September 30, 2025, or as of the date of filing this report because they did not adequately ensure the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws. As a result, we were not able to rely upon the disclosure controls and procedures that were in place as of September 30, 2025, or as of the date of this filing, and we continue to have a material weakness in our internal control over financial reporting. This material weakness is described in more detail below under “Description of Material Weakness.” Based on discussions with FHFA and the structural nature of this material weakness, we do not expect to remediate this material weakness while we are under conservatorship.
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
Management has determined that we continued to have the following material weakness as of September 30, 2025, and as of the date of filing this report:
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

Fannie Mae Third Quarter 2025 Form 10-Q	110

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
Due to these circumstances, we have not been able to update our disclosure controls and procedures in a manner that adequately ensures the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws, including disclosures affecting our condensed consolidated financial statements. As a result, we did not maintain effective controls and procedures designed to ensure complete and accurate disclosure as required by GAAP as of September 30, 2025, or as of the date of filing this report. Based on discussions with FHFA and the structural nature of this weakness, we do not expect to remediate this material weakness while we are under conservatorship.
Mitigating Actions Related to Material Weakness
We and FHFA have engaged in the following practices intended to permit accumulation and communication to management of information needed to meet our disclosure obligations under the federal securities laws:
•FHFA has established a process to facilitate operation of the company under the oversight of the conservator.
•FHFA personnel, including senior officials, have reviewed our quarterly and annual SEC filings prior to filing, including this quarterly report on Form 10-Q for the quarter ended September 30, 2025 (“Third Quarter 2025 Form 10-Q”), and engaged in discussions regarding issues associated with the information contained in those filings. Prior to filing our Third Quarter 2025 Form 10-Q, FHFA provided Fannie Mae management with written acknowledgment that it had reviewed the Third Quarter 2025 Form 10-Q, and it was not aware of any material misstatements or omissions in the Third Quarter 2025 Form 10-Q and had no objection to our filing the Third Quarter 2025 Form 10-Q.
•We have also provided FHFA personnel drafts of our Form 8-K filings, external press releases, statements, and speeches for their review prior to filing or release.
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
Changes in Internal Control Over Financial Reporting
Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting from July 1, 2025 through September 30, 2025 that management believes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Fannie Mae Third Quarter 2025 Form 10-Q	111

Other Information

PART II—OTHER INFORMATION
Item 1.  Legal Proceedings
The information in this item supplements and updates information regarding certain legal proceedings set forth in “Legal Proceedings” in our 2024 Form 10-K, our First Quarter 2025 Form 10-Q, and our Second Quarter 2025 Form 10-Q. We also provide information regarding material legal proceedings in “Note 14, Commitments and Contingencies,” which is incorporated herein by reference. In addition to the matters specifically described or incorporated by reference in this item, we are involved in legal and regulatory proceedings that arise in the ordinary course of business that we do not expect will have a material impact on our business or financial condition. However, litigation claims and proceedings of all types are subject to many factors and their outcome and effect on our business and financial condition generally cannot be predicted accurately.
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
Senior Preferred Stock Purchase Agreements Litigation
Since June 2013, preferred and common stockholders of Fannie Mae and Freddie Mac filed lawsuits in multiple federal courts against one or more of the United States, Treasury and FHFA, challenging actions taken by the defendants relating to the Fannie Mae and Freddie Mac senior preferred stock purchase agreements and the conservatorships of Fannie Mae and Freddie Mac. Some of these lawsuits also contain claims against Fannie Mae and Freddie Mac. The legal claims being advanced by one or more of these lawsuits include challenges to the net worth sweep dividend provisions of the senior preferred stock that were implemented pursuant to August 2012 amendments to the agreements, the payment of dividends to Treasury under the net worth sweep dividend provisions, and FHFA’s decision to require Fannie Mae and Freddie Mac to draw funds from Treasury to pay dividends to Treasury prior to the August 2012 amendments. The plaintiffs seek various forms of equitable and injunctive relief as well as damages. The cases that remain pending or were terminated on or after June 30, 2025 are as follows:
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
Eastern District of Pennsylvania (Wazee Street Opportunities Fund IV L.P. et al. v. FHFA et al.). On August 16, 2018, common stockholders of Fannie Mae and Freddie Mac filed a complaint for declaratory and injunctive relief against FHFA and Treasury in the U.S. District Court for the Eastern District of Pennsylvania. FHFA and Treasury moved to dismiss the case on November 16, 2018, and plaintiffs filed a motion for summary judgment on December 21, 2018. On April 30, 2025, the district court granted FHFA’s and Treasury’s motions and dismissed the case. The stockholders’ time to seek further review expired on June 30, 2025, and the case is now concluded.
U.S. Court of Federal Claims (Fisher et al. v. United States of America). On December 2, 2013, common stockholders of Fannie Mae filed a lawsuit against the United States that listed Fannie Mae as a nominal defendant. The plaintiffs alleged that the net worth sweep dividend provisions of the senior preferred stock that were implemented pursuant to

Fannie Mae Third Quarter 2025 Form 10-Q	112

Other Information

the August 2012 amendment constituted a taking of Fannie Mae’s property without just compensation in violation of the U.S. Constitution. On February 15, 2023, the court issued an order for plaintiffs to show cause why their claims should not be dismissed, as claims similar to theirs brought by other Fannie Mae stockholders in other cases against the United States had been dismissed by the court. On September 1, 2023, the court dismissed the case with prejudice. On August 12, 2025, the U.S. Court of Appeals for the Federal Circuit affirmed the trial court’s order dismissing the case.
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
Recent Sales of Unregistered Equity Securities
Under the terms of our senior preferred stock purchase agreement with Treasury, we are prohibited from selling or issuing our equity interests without the prior written consent of Treasury except under limited circumstances, which are described in “Business—Conservatorship and Treasury Agreements—Treasury Agreements—Covenants” in our 2024 Form 10-K. During the quarter ended September 30, 2025, we did not sell any equity securities.
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
We are providing our website address solely for your information. Information appearing on our website is not incorporated into this report.
Our Purchases of Equity Securities
We did not repurchase any of our equity securities during the third quarter of 2025.

Fannie Mae Third Quarter 2025 Form 10-Q	113

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

Fannie Mae Third Quarter 2025 Form 10-Q	114

Other Information

Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
None.
Item 5.  Other Information
Trading Arrangements
During the quarter ended September 30, 2025, no Fannie Mae director or officer (as that term is defined by the SEC in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement for transactions in Fannie Mae securities.
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

18.1	Letter from Deloitte & Touche LLP, Independent Registered Public Accounting Firm, Regarding Change in Accounting Principle for Cash Equivalents and Restricted Cash Equivalents
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101. INS	Inline XBRL Instance Document* - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101. SCH	Inline XBRL Taxonomy Extension Schema*
101. CAL	Inline XBRL Taxonomy Extension Calculation*
101. DEF	Inline XBRL Taxonomy Extension Definition*
101. LAB	Inline XBRL Taxonomy Extension Label*
101. PRE	Inline XBRL Taxonomy Extension Presentation*
104	Cover Page Interactive Data File* (embedded within the Inline XBRL document)
*    The financial information contained in these Inline XBRL documents is unaudited.

Fannie Mae Third Quarter 2025 Form 10-Q	115

Signatures

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal National Mortgage Association

By:	/s/ Peter Akwaboah
Peter Akwaboah Acting Chief Executive Officer, and Executive Vice President and Chief Operating Officer
Date: October 29, 2025

By:	/s/ Chryssa C. Halley
Chryssa C. Halley Executive Vice President and Chief Financial Officer
Date: October 29, 2025

Fannie Mae Third Quarter 2025 Form 10-Q	116