Form 10-K
period 2025-12-31
FEDERAL NATIONAL MORTGAGE ASSOCIATION FANNIE MAE
filed 2026-02-11
CIK 310522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

Common Stock, without par value
8.25% Non-Cumulative Preferred Stock, Series T, stated value $25 per share
Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series S, stated value $25 per share
7.625% Non-Cumulative Preferred Stock, Series R, stated value $25 per share
6.75% Non-Cumulative Preferred Stock, Series Q, stated value $25 per share
Variable Rate Non-Cumulative Preferred Stock, Series P, stated value $25 per share
Variable Rate Non-Cumulative Preferred Stock, Series O, stated value $50 per share
5.375% Non-Cumulative Convertible Series 2004-1 Preferred Stock, stated value $100,000 per share
5.50% Non-Cumulative Preferred Stock, Series N, stated value $50 per share
4.75% Non-Cumulative Preferred Stock, Series M, stated value $50 per share
5.125% Non-Cumulative Preferred Stock, Series L, stated value $50 per share
5.375% Non-Cumulative Preferred Stock, Series I, stated value $50 per share
5.81% Non-Cumulative Preferred Stock, Series H, stated value $50 per share
Variable Rate Non-Cumulative Preferred Stock, Series G, stated value $50 per share
Variable Rate Non-Cumulative Preferred Stock, Series F, stated value $50 per share
5.10% Non-Cumulative Preferred Stock, Series E, stated value $50 per share
5.25% Non-Cumulative Preferred Stock, Series D, stated value $50 per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐      No  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐        No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes ☑     No ☐
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
June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $11.0 billion.
As of January 29, 2026, there were 1,158,087,567 shares of common stock of the registrant outstanding.

Fannie Mae 2025 Form 10-K	i

Table of Contents
		Page
PART I
Item 1.	Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	1
	About Fannie Mae . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	1
	Financial Results Summary . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	2
	Business Segments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	3
	Competition . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	4
	Mortgage Securitizations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	4
	Human Capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	5
	Conservatorship and Treasury Agreements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	5
	Legislation and Regulation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	10
	Where You Can Find Additional Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	18
	Forward-Looking Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	18
Item 1A.	Risk Factors . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	21
	Risk Factors Summary . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	21
	GSE and Conservatorship Risk . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	23
	Credit Risk . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	29
	Operational and Model Risk . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	34
	Liquidity Risk . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	39
	Market and Industry Risk . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	40
	Legal and Regulatory Risk . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	42
	General Risk . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	44
Item 1B.	Unresolved Staff Comments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	44
Item 1C.	Cybersecurity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	44
Item 2.	Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	47
Item 3.	Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	47
Item 4.	Mine Safety Disclosures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	48
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	49
Item 6.	[Reserved] . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	50
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations . . . . . . . . . . . . . . .	50
	Key Market Economic Indicators . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	50
	Consolidated Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	53
	Consolidated Balance Sheet Analysis . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	63
	Retained Mortgage Portfolio . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	64
	Guaranty Book of Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	66
	Business Segment Financial Results . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	67
	Single-Family Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	70
	Single-Family Primary Business Activities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	70
	Single-Family Lenders and Investors . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	71
	Single-Family Competition . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	72
	Single-Family Mortgage Market . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	73
	Single-Family Mortgage-Related Securities Issuances Share . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	74
	Single-Family Business Metrics . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	74
	Single-Family Mortgage Credit Risk Management . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	76

Fannie Mae 2025 Form 10-K	ii

	Multifamily Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	95
	Multifamily Primary Business Activities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	95
	Multifamily Lenders and Investors . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	98
	Multifamily Competition . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	98
	Multifamily Mortgage Market . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	99
	Multifamily Mortgage Acquisition Share . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	100
	Multifamily Mortgage Debt Outstanding . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	100
	Multifamily Business Metrics . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	101
	Multifamily Mortgage Credit Risk Management . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	103
	Consolidated Credit Ratios and Select Credit Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	111
	Liquidity and Capital Management . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	112
	Risk Management . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	123
	Overview . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	123
	Credit Risk Management Overview . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	125
	Mortgage Credit Risk Management . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	125
	Institutional Counterparty Credit Risk Management . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	125
	Natural Disaster Risk Management . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	134
	Market Risk Management, including Interest-Rate Risk Management . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	135
	Liquidity Risk Management . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	140
	Operational Risk Management . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	140
	Model Risk Management . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	140
	Critical Accounting Estimates . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	141
	Impact of Future Adoption of New Accounting Guidance . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	145
	Glossary of Terms Used in This Report . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	146
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	148
Item 8.	Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	148
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure . . . . . . . . . . . . . . .	148
Item 9A.	Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	148
Item 9B.	Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	154
Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	154
PART III
Item 10.	Directors, Executive Officers and Corporate Governance . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	155
	Directors . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	155
	Corporate Governance . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	159
	Report of the Audit Committee of the Board of Directors . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	165
	Executive Officers . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	167
Item 11.	Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	170
	Compensation Discussion and Analysis . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	170
	Compensation Committee Report . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	182
	Compensation Risk Assessment . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	183
	Compensation Tables and Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	184
	Director Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	192
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters . . . . .	195
Item 13.	Certain Relationships and Related Transactions, and Director Independence . . . . . . . . . . . . . . . . . . . . . . . . . .	196
	Policies and Procedures Relating to Transactions with Related Persons . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	196
	Transactions with Related Persons . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	197
	Director Independence . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	198

Fannie Mae 2025 Form 10-K	iii

Item 14.	Principal Accounting Fees and Services . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	200
PART IV
Item 15.	Exhibits, Financial Statement Schedules . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	201
Item 16.	Form 10-K Summary . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	204
	Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	205
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .		F-1

Fannie Mae 2025 Form 10-K	1

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
Item 1.  Business
About Fannie Mae

Fannie Mae is a leading source of financing for residential mortgages in the United States. We provided $409.3 billion in liquidity to the mortgage market in 2025, which enabled the financing of approximately 1.5 million home purchases, refinancings, and rental units.
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
We support both single-family and multifamily housing. Our Single-Family business provides financing for properties that have four or fewer residential units. Our Multifamily business provides financing for residential buildings with five or more units. As of September 30, 2025 (the latest date for which information is available), Fannie Mae owned or guaranteed an estimated 25% of single-family mortgage debt outstanding and an estimated 21% of multifamily mortgage debt outstanding in the United States.
We have been in conservatorship since 2008. The Federal Housing Finance Agency (“FHFA”) is our conservator. During conservatorship, our Board has no fiduciary duties to the company or its stockholders, as they owe their fiduciary duties of care and loyalty solely to FHFA as conservator. Since March 17, 2025, the FHFA Director has served as the Chair of our Board, and FHFA’s General Counsel has also served as a member of our Board. Conservatorship and our agreements with the U.S. Department of the Treasury (“Treasury”) significantly restrict our business activities and stockholder rights. For more information about the impact of conservatorship and these agreements on our business, stockholders, and our uncertain future, see “Conservatorship and Treasury Agreements” and “Risk Factors—GSE and
Conservatorship Risk.”

Fannie Mae 2025 Form 10-K	2

Business | Financial Results Summary
Financial Results Summary

Please read this summary together with our MD&A, our consolidated financial statements and the accompanying notes included in this report.

Net Revenues and Net Income
(Dollars in billions)
$29.0
$17.4
$29.1
$17.0
$29.0
$14.4
2023
2024
2025
Net revenues
Net income

Net Worth
(Dollars in billions)
$77.7
$94.7
$109.0
2023
2024
2025
Net worth

2025 vs. 2024
•Net income was $14.4 billion for 2025, a decrease of $2.6 billion from 2024, primarily driven by a $1.8 billion shift from a benefit for credit losses in 2024 to a provision for credit losses in 2025, as well as a $1.7 billion decrease in fair value gains.
◦Net revenues totaled $29.0 billion in 2025, down $105 million from 2024, primarily driven by a $708 million decrease in net interest income from portfolios, partially offset by a $405 million increase in net interest income from base guaranty fees.
◦Provision for credit losses was $1.6 billion in 2025, consisting of a $1.3 billion single-family provision for credit losses and a $283 million multifamily provision for credit losses. The single-family provision was primarily driven by current-year loan acquisitions and by loan delinquencies, while the multifamily provision was primarily driven by increased delinquencies.
◦Non-interest expense was $9.6 billion in 2025, a decrease of $141 million from 2024, primarily due to a
$99 million decrease in other expense and a $40 million reduction in administrative expenses.
•Net worth increased by $14.4 billion in 2025 to $109.0 billion as of December 31, 2025.
2024 vs. 2023
•Net income of $17.0 billion was down slightly in 2024 compared with net income of $17.4 billion in 2023. This was primarily driven by a decrease in benefit for credit losses.
◦Net revenues of $29.1 billion in 2024 were relatively flat compared with 2023 net revenues of $29.0 billion.
◦Benefit for credit losses. In 2024, we continued to realize a benefit for credit losses, which represents a
$938 million single-family benefit for credit losses, largely offset by a $752 million multifamily provision for credit losses. The $186 million benefit in 2024 was $1.5 billion lower than the $1.7 billion benefit in
2023. This decline was primarily driven by a lower single-family benefit due to stronger alignment between actual home price growth and our forecast in 2024 than in 2023. This decline was also driven by a higher multifamily provision primarily attributable to an incremental decline in property values, rising delinquencies and the investigation of lending transactions with suspected fraud.
◦Non-interest expense of $9.7 billion in 2024 stayed relatively flat with 2023 expenses of $9.8 billion.
•Net worth increased by $17.0 billion in 2024 to $94.7 billion as of December 31, 2024.
For more information on the drivers of our financial results, see “MD&A—Consolidated Results of Operations.” In addition, see “Key Market Economic Indicators” for a description on how our financial results can be impacted by varying macroeconomic conditions such as changes in interest rates and home prices.

Fannie Mae 2025 Form 10-K	3

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

Primary source is guaranty fees—
compensation we receive for assuming the
credit risk on our single-family guaranty book
—which we recognize as net interest income
in our consolidated statement of operations.
There are two components of our single-
family guaranty fee:
•Base fees. Ongoing fees that factor into a
mortgage loan’s interest rate, which are
collected each month over the life of the
loan. (Includes fees pursuant to the
Temporary Payroll Tax Cut Continuation
Act of 2011, as amended (“TCCA”), which
are paid to Treasury.)
•Upfront fees. One-time payments made
by lenders upon loan delivery. Includes
risk-based fees (referred to as “loan-level
price adjustments”) that vary based on
loan and borrower attributes. These fees
are amortized into net interest income
over the life of the loan.
Another source is net interest income earned
from our retained mortgage portfolio and
corporate liquidity portfolio.

Provision for credit losses: Consists
of the provision for credit losses on
loans in our single-family guaranty
book. (In some periods, we may
have a benefit for credit losses.)
Administrative expenses: Consists of
salaries and employee benefits, and
professional services, technology
and occupancy expenses, relating to
the Single-Family Business.
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
providers of credit enhancement.

Primary source is guaranty fees—
compensation we receive for assuming the
credit risk on our multifamily guaranty book—
which we recognize as net interest income in
our consolidated statement of operations.
For multifamily loans, base fees are the
primary component of our guaranty fee.
Multifamily guaranty fee income does not
include upfront fees.
Another source is net interest income earned
from our retained mortgage portfolio and
corporate liquidity portfolio.

Provision for credit losses: Consists
of the provision for credit losses on
loans in our multifamily guaranty
book. (In some periods, we may
have a benefit for credit losses.)
Administrative expenses: Consists of
salaries and employee benefits, and
professional services, technology
and occupancy expenses, relating to
the Multifamily Business.
Credit enhancement expense:
Consists of costs associated with
multifamily freestanding credit
enhancements.

(1)See “MD&A—Business Segment Financial Results” for a discussion of other drivers of our single-family and multifamily financial results.

Fannie Mae 2025 Form 10-K	4

Business | Business Segments
See “MD&A—Single-Family Business” and “MD&A—Multifamily Business” for more information on the primary business activities and business metrics of our Single-Family and Multifamily businesses. See “MD&A—Business Segment
Financial Results” for more information on the financial results of our Single-Family and Multifamily businesses.
Competition

We conduct business in the U.S. residential mortgage markets and the global securities markets. According to the
Federal Reserve, total U.S. residential mortgage debt outstanding was estimated to be approximately $17.0 trillion as of
September 30, 2025 (the latest date for which information is available). We remained the largest guarantor of residential mortgage debt outstanding in the United States as of September 30, 2025, owning or guaranteeing mortgage assets representing approximately 24% of total U.S. residential mortgage debt outstanding, compared with 25% as of
September 30, 2024. See “MD&A—Single-Family Business—Single-Family Competition” and “MD&A—Multifamily
Business—Multifamily Competition” for information on the competition faced by our business segments, including our primary competitors for each segment.
Mortgage Securitizations

Overview
We securitize most of the single-family and multifamily mortgage loans we acquire into fixed-income mortgage-backed securities that trade in the global capital markets. Securitization refers to the process of converting income-generating assets into securities that can be sold to investors. Payments from those assets are regularly distributed to investors as security holders.
Our Fannie Mae MBS guaranty insulates investors in our MBS from mortgage borrower credit risk. If any borrower whose loan is in one of our MBS trusts fails to make a monthly payment, we pay those shortfall amounts to the MBS investors. In exchange for providing this guaranty, we receive a guaranty fee. Guaranty fees are intended to cover the expected credit losses, administrative costs, cost of capital and return on capital targets associated with the loans included in the MBS we guarantee. For single-family loans, guaranty fees also include the TCCA fees we are required to pay to Treasury.
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
U.S. Financial Technology
Certain aspects of the securitization process for our single-family Fannie Mae MBS issuances are performed by U.S.
Financial Technology, LLC (“U.S. FinTech”), formerly named Common Securitization Solutions, LLC. U.S. FinTech is a
limited liability company we own jointly with Freddie Mac. We do not use U.S. FinTech for multifamily Fannie Mae MBS.
See “Risk Factors—GSE and Conservatorship Risk” for a discussion of risks posed by our reliance on U.S. FinTech to securitize the single-family MBS we issue and for ongoing administrative functions for our single-family MBS. See “Note

Fannie Mae 2025 Form 10-K	5

Business | Mortgage Securitizations
2, Conservatorship, Senior Preferred Stock Purchase Agreement and Related Matters—Related Parties” for a
description of our transactions with U.S. FinTech.
Human Capital

Overview
Our employees are key to ensuring our long-term success and meeting our objectives. Our comprehensive human capital management strategy is focused on attracting, engaging, retaining and developing our workforce. We had approximately 7,000 employees as of December 2025. We believe many employees and potential recruits are attracted by our mission and the compelling nature of our work, despite our uncertain future and limitations on the compensation we can offer. See “Risk Factors—GSE and Conservatorship Risk” for a discussion of how restrictions on our compensation and uncertainty with respect to our future affects our ability to recruit and retain executives and other employees.
See “Directors, Executive Officers and Corporate Governance—Corporate Governance—Human Capital Management
Oversight” for information on oversight of human capital management by our Board of Directors’ Compensation and
Human Capital Committee.
Attracting and Retaining Employees
We offer a total rewards package that delivers a variety of cash and non-cash rewards designed to motivate employees and improve company performance. The employee benefits that we offer promote personal and family wellness and encourage involvement in personally meaningful endeavors, including those that echo our mission. These benefits include: caregiving and bereavement leave; paid leave to engage in volunteer activities; and broad mental, physical and financial well-being benefits.
In addition, we foster a purpose-driven culture focused on employee engagement, development, and well-being. We sponsor programs and activities to cultivate a collaborative work environment by focusing on leadership principles, talent development, enterprise accessibility, team and group dynamics, and a communications strategy that reinforces the practice of working collectively to achieve innovative solutions.
Engaging and Developing Employees
We are committed to maintaining an engaged workforce as we believe it is critical to the ongoing achievement of the company’s goals. We monitor employee engagement through regular surveys. These surveys are designed to gather valuable insights and practical suggestions that inform decision-making and support meaningful improvements across the company.
We focus on succession planning and talent development to be able to attract and retain talent, improve promotion readiness and cultivate bench strength. We invest in our employees’ development to support their career aspirations.
We provide training and opportunities that enable employees to develop business, technical, leadership and other critical skills we need to achieve our objectives and fulfill our mission. We believe succession planning mitigates risk to the company posed by leadership departures.
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
•title to the books, records and assets of any other legal custodian of Fannie Mae.
As conservator, FHFA has broad authority over our business and operations, including the authority to:
•direct us to enter into contracts or enter into contracts on our behalf; and

Fannie Mae 2025 Form 10-K	6

Business | Conservatorship and Treasury Agreements
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
Stockholder Authority in Conservatorship
The conservator has suspended stockholder meetings since conservatorship, and our common stockholders are not empowered to vote on directors or any other matters. The conservator also eliminated dividends on our common and preferred stock (other than dividends on the senior preferred stock) during the conservatorship.
Treasury Agreements
FHFA, as conservator, entered into a senior preferred stock purchase agreement with Treasury on our behalf in
September 2008. In connection with that agreement, we issued Treasury one million shares of Variable Liquidation
Preference Senior Preferred Stock, Series 2008-2, which we refer to as the “senior preferred stock,” and a warrant to purchase shares equal to 79.9% of our common stock, on a fully diluted basis, for a nominal price. The senior preferred stock purchase agreement and the terms of the senior preferred stock have been amended multiple times since 2008 by FHFA (acting on our behalf) and Treasury. Treasury and FHFA (acting on our behalf) may further amend the senior preferred stock purchase agreement, senior preferred stock and warrant at any time.
Senior Preferred Stock Purchase Agreement and Senior Preferred Stock
The senior preferred stock purchase agreement and accompanying stock certificate as amended to date include key provisions that impact us, including those described in the table below.

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

Fannie Mae 2025 Form 10-K	7

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

Senior Preferred Stock Dividends
•Treasury, as the holder of the senior preferred stock, has received a total of $181.4 billion in senior preferred stock dividends through December 31, 2025. The dividends we have paid to
Treasury were declared by, and paid at the direction of, our conservator.
•Dividend payments we make on the senior preferred stock do not restore or increase the amount of Treasury’s funding commitment under the agreement.
•We are currently not required to pay or accumulate new dividends on the senior preferred stock until our net worth exceeds the amount of adjusted total capital necessary for us to meet the capital requirements and buffers set forth in the enterprise regulatory capital framework.
•Our net worth is the amount, if any, by which our total assets (excluding Treasury’s funding commitment and any unfunded amounts related to the commitment) exceed our total liabilities (excluding any obligation with respect to equity securities).
•After the “capital reserve end date” (which is defined as the last day of the second consecutive fiscal quarter during which we have had and maintained capital equal to or exceeding the capital requirements and buffers set forth in the enterprise regulatory capital framework), the quarterly dividends due on the senior preferred stock will be the lesser of (i)
any quarterly increase in our net worth, and (ii) a 10% annual rate on the then-current liquidation preference of the senior preferred stock (or 12% if we fail to pay dividends due).
•See “Risk Factors—GSE and Conservatorship Risk” for more information on risks associated with the resumption of dividends under the terms of the senior preferred stock.

Fannie Mae 2025 Form 10-K	8

Business | Conservatorship and Treasury Agreements

Liquidation Preference
•The senior preferred stock:
◦has no par value;
◦had an aggregate initial liquidation preference of $1 billion;
◦had an aggregate liquidation preference of $227.0 billion as of December 31, 2025;
◦will have an aggregate liquidation preference of $230.5 billion as of March 31, 2026, due to the $3.5 billion increase in our net worth during the fourth quarter of 2025.
•The aggregate liquidation preference of the senior preferred stock is increased by:
◦any amounts Treasury pays pursuant to its funding commitment under the agreement;
◦any quarterly commitment fees that are payable but not paid by us;
◦any senior preferred stock dividends that are payable but not paid; and
◦for each fiscal quarter through and including the capital reserve end date, an amount equal to the increase in our net worth, if any, during the immediately prior fiscal quarter.
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
•The agreement also provides that:
◦Until the capital reserve end date, the periodic commitment fee will not be set, accrue, or be payable.
◦No later than the capital reserve end date, we and Treasury, in consultation with the Chair of the Federal Reserve, will agree on the amount of the periodic commitment fee.

Fannie Mae 2025 Form 10-K	9

Business | Conservatorship and Treasury Agreements
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
◦the transaction is in the ordinary course of business and consistent with past practice; or
◦the assets have a fair market value individually or in the aggregate of less than $250 million.

Subordinated Debt	•We may not issue any subordinated debt securities.
Mortgage Assets Limit	•We may not hold mortgage assets in excess of $225 billion.
Indebtedness Limit	•We may not have indebtedness in excess of $270 billion.
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

Fannie Mae 2025 Form 10-K	10

Business | Conservatorship and Treasury Agreements

Single-Family Loan Eligibility Program
•We must maintain a program reasonably designed to ensure that the single-family loans we acquire are limited to:
◦qualified mortgages, as defined in the Consumer Financial Protection Bureau’s (the
“CFPB’s”) ability-to-repay and qualified mortgage rule;
◦loans exempt from the CFPB’s ability-to-repay and qualified mortgage rule;
◦loans secured by an investment property;
◦refinancing loans with streamlined underwriting originated in accordance with our eligibility criteria for high loan-to-value (“LTV”) ratio refinancings;
◦loans originated with temporary underwriting flexibilities during times of exigent circumstances, as determined in consultation with FHFA;
◦loans secured by manufactured housing; and
◦such other loans that FHFA may designate that were eligible for purchase by us as of
January 2021. In 2021, FHFA notified us that we are permitted to continue to acquire any government loan that would have been eligible for acquisition by us as of January 2021.

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
2028.
See “Risk Factors—GSE and Conservatorship Risk” for a description of the risks to our business relating to the uncertainties regarding the future of our company and business, the conservatorship, the senior preferred stock purchase agreement, as well as the adverse effects of the conservatorship, the senior preferred stock and the warrant on the rights of holders of our common stock and other series of preferred stock.
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

Fannie Mae 2025 Form 10-K	11

Business | Legislation and Regulation
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
•Loan acquisitions and conforming loan limit. We may purchase and securitize mortgage loans secured by single-family and multifamily properties. Single-family conventional (not government-insured or government-
guaranteed) mortgage loan acquisitions are subject to an annually adjusted maximum original principal balance limit, known as the “conforming loan limit.” The national conforming loan limit for single-family mortgages secured by one-unit properties is $832,750 for 2026 and was $806,500 for 2025. Higher limits apply for single-
family mortgages secured by two- to four-unit properties and in four states and territories (Alaska, Hawaii,
Guam and the U.S. Virgin Islands). Higher limits of up to 150% of the base loan limit also apply in certain high-
cost areas.
•Credit enhancement requirements. Credit enhancement is generally required on any single-family conventional mortgage loan that we purchase or securitize that has an LTV ratio over 80% at the time of purchase. The
Charter Act provides three options for meeting this credit enhancement requirement: (1) obtain insurance or a guaranty by a qualified insurer on the portion of the unpaid principal balance (“UPB”) of the loan that exceeds
80% of the value of the collateral property; (2) the seller agrees to repurchase or replace the loan in the event of default; or (3) the seller retains at least a 10% participation interest in the loan. We primarily meet this credit enhancement requirement by obtaining mortgage insurance.
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
In general, once we are required to be in compliance with the capital buffers, if our capital levels fall below the prescribed buffer amounts, we must restrict capital distributions, such as stock repurchases and dividends, as well as discretionary bonus payments to executives, until the buffer amounts are restored.
The enterprise regulatory capital framework also provides the following:

Fannie Mae 2025 Form 10-K	12

Business | Legislation and Regulation
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
•A countercyclical adjustment to mark-to-market LTV ratios of single-family mortgage exposures when home prices are meaningfully above or below their long-term trend;
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
Our current capital levels are significantly below the levels that would be required under the enterprise regulatory capital framework. As of December 31, 2025, our available capital for purposes of our risk-based adjusted total capital requirement was a deficit of $22 billion, resulting in a $215 billion shortfall to our risk-based adjusted total capital requirement, including buffers, of $193 billion. Our capital shortfall as of December 31, 2025 to our minimum risk-based adjusted total capital requirement excluding buffers was $135 billion. Even though we had positive net worth under U.S.
generally accepted accounting principles (“GAAP”) of $109.0 billion as of December 31, 2025, we had a $22 billion deficit in available capital primarily because available capital for purposes of the enterprise regulatory capital framework excludes the $120.8 billion stated value of the senior preferred stock. See “MD&A—Liquidity and Capital Management
—Capital Management—Capital Requirements” and “Note 13, Regulatory Capital Requirements” for more information about our capital requirements and metrics under the enterprise regulatory capital framework as of December 31, 2025.
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
Receivership and Resolution Planning
Under the GSE Act, the FHFA Director must place us into receivership if he determines that our assets are less than our obligations (that is, we have a net worth deficit) or if we have not been paying our debts as they become due, in either case, for a period of 60 days. FHFA has clarified that the 60-day measurement period will commence no earlier than the
SEC filing deadline for our Form 10-K or Form 10-Q for the relevant period.
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
adequately capitalized; the likelihood of losses that will deplete substantially all of our capital; or by consent. In the senior preferred stock purchase agreement, as amended in January 2025, FHFA agreed that it would not exercise this discretionary authority to place us into receivership without Treasury’s prior written consent.

Fannie Mae 2025 Form 10-K	13

Business | Legislation and Regulation
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
Portfolio Standards
The GSE Act requires FHFA to establish standards governing our portfolio holdings, to ensure that they are backed by sufficient capital and consistent with our mission and safe and sound operations. FHFA is also required to monitor our portfolio and, in some circumstances, may require us to dispose of or acquire assets. In 2010, FHFA adopted, as the regulatory standard for our portfolio holdings, the mortgage assets limit specified in the senior preferred stock purchase agreement described under “Conservatorship and Treasury Agreements—Treasury Agreements—Covenants,” as it may
be amended from time to time. The rule is effective for as long as we remain subject to the senior preferred stock purchase agreement.
Affordable Housing Allocations
The GSE Act requires us to set aside in each fiscal year an amount equal to 4.2 basis points for each dollar of the UPB of our new business purchases and to pay this amount to specified HUD and Treasury funds in support of affordable housing. We are prohibited from passing through the cost of these allocations to the originators of the mortgage loans that we purchase or securitize. See “Certain Relationships and Related Transactions, and Director Independence—
Transactions with Related Persons—Transactions with Treasury—Treasury Interest in Affordable Housing Allocations”
for information on our contribution for 2025 new business purchases.
Housing Goals
Our housing goals, which are established by FHFA in accordance with the GSE Act, require that a specified portion of mortgage loans we acquire meet specified standards relating to affordability or location.
If we do not meet a housing goal, FHFA will determine whether the goal was feasible. If FHFA finds that the goal was feasible, we may at FHFA’s discretion become subject to a housing plan that could require us to take additional steps that could have an adverse effect on our results of operations and financial condition. A housing plan must describe the actions we would take to meet the goal in the next calendar year and be approved by FHFA. The potential penalties for failure to comply with housing plan requirements include a cease-and-desist order and civil money penalties.
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
2024 Single-Family Housing Goals
In October 2025, FHFA notified us that it had determined that we met five of our six 2024 single-family housing goals and subgoals. FHFA determined that we missed the single-family very low-income home purchase goal. FHFA found this goal was feasible, but did not require us to submit a housing plan because we missed the goal by a narrow margin.
The table below displays more information about our 2024 single-family housing goals and our performance against these goals.

Fannie Mae 2025 Form 10-K	14

Business | Legislation and Regulation

2024 Single-Family Housing Goals Performance(1)
	FHFA Benchmark	Single-Family Market Level	Result
Low-income home purchase goal(2)	28%	25.5%	26.7%
Very low-income home purchase goal(3)	7	6.0	5.9
Low-income areas home purchase goal(4)	19	27.9	29.0
Minority census tracts home purchase subgoal(5)	10	11.9	13.0
Low-income census tracts home purchase subgoal(6)	4	9.9	9.6
Low-income refinance goal(7)	26	34.8	36.4
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
(4)The benchmark level for the low-income areas housing goal is set annually by FHFA based on the sum of (a) the benchmark level for the minority census tracts home purchase subgoal described in footnote 5 below, (b) the benchmark level for the low-income census tracts home purchase subgoal described in footnote 6 below, plus (c) an adjustment factor reflecting the additional incremental share of home purchase mortgages on single-family, owner-occupied properties to borrowers with incomes no greater than 100% of area median income who are located in federally-declared disaster areas. FHFA set the disaster areas increment for 2024 at 5%, resulting in a low-income areas home purchase goal benchmark of 19% for 2024.
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
2025 Single-Family Housing Goals
In December 2024, FHFA published a final rule establishing single-family and multifamily housing goals for Fannie Mae and Freddie Mac for 2025 through 2027. As described in “2026-2028 Single-Family Housing Goals” below, in December
2025, FHFA established new single-family housing goals for 2026 through 2028. Also see “Multifamily Housing Goals”
below for a discussion of our multifamily housing goals.
The table below sets forth the single-family housing goal benchmarks for 2025 established pursuant to FHFA’s
December 2024 final rule.

2025 Single-Family Housing Goals
FHFA Benchmark(1)
Low-income home purchase goal	25%
Very low-income home purchase goal	6
Low-income areas home purchase goal(2)	21
Minority census tracts home purchase subgoal	12
Low-income census tracts home purchase subgoal	4
Low-income refinance goal	26
(1)The FHFA benchmarks are expressed as a percentage of the total number of goal-eligible single-family mortgages acquired during the year. See the “2024 Single-Family Housing Goals Performance” table above for the definitions of each housing goal and subgoal.
(2)FHFA set the disaster areas increment for 2025 at 5%, resulting in a low-income areas home purchase goal benchmark of 21% for 2025.
FHFA’s final rule establishing 2025-2027 housing goals established new measurement buffers to help determine whether a housing plan would be required for failing to meet certain single-family housing goals during this period.
Under the rule, FHFA generally would not require that we submit a housing plan if our performance meets or exceeds the market level for the goal minus a specified measurement buffer.

Fannie Mae 2025 Form 10-K	15

Business | Legislation and Regulation
We believe we met all of our 2025 single-family housing goal benchmarks. FHFA will make a final determination regarding our 2025 single-family housing goals performance later in 2026, after the release of 2025 data reported under the Home Mortgage Disclosure Act.
2026-2028 Single-Family Housing Goals
In December 2025, FHFA published a final rule establishing single-family and multifamily housing goals for Fannie Mae and Freddie Mac for 2026 through 2028, replacing goals previously established for 2026 and 2027.
Under FHFA’s final rule, FHFA will continue to evaluate our performance against the single-family housing goals using a two-part approach that compares the goals-qualifying share of our single-family mortgage acquisitions against both a benchmark level and a market level. To meet a single-family housing goal or subgoal, the percentage of our mortgage acquisitions that meet each goal or subgoal must equal or exceed either the benchmark level set in advance by FHFA or the market level for that year. The market level is determined retrospectively each year based on actual goals-qualifying originations in the overall market as measured by Home Mortgage Disclosure Act data for that year. Typically, this data is made available by the third quarter of the following year.
Compared with the prior rule, the final rule lowered the benchmark levels for the low-income home purchase goal, very low-income home purchase goal and low-income refinance goal, as well as combined the minority census tracts home purchase subgoal and low-income census tracts home purchase subgoal into a single low-income areas home purchase subgoal. FHFA set the benchmark level for the modified subgoal at 16%, which is the sum of the benchmark levels set in the prior rule for the two prior subgoals.
The table below sets forth FHFA’s single-family housing goal benchmarks for 2026 through 2028.

2026-2028 Single-Family Housing Goals
FHFA Benchmark(1)
Low-income home purchase goal	21%
Very low-income home purchase goal	3.5
Low-income areas home purchase goal(2)	TBD
Low-income areas home purchase subgoal(3)	16
Low-income refinance goal	21
(1)The FHFA benchmarks are expressed as a percentage of the total number of goal-eligible single-family mortgages acquired during the year. See the “2024 Single-Family Housing Goals Performance” table above for the definitions of the low-income home purchase goal, very low-income home purchase goal, and low-income refinance goal.
(2)    The sum of (a) the benchmark level for the low-income areas home purchase subgoal, and (b) an additional amount that will be determined separately by FHFA that takes into account families in disaster areas with incomes no greater than 100% of area median income. FHFA sets this overall low-income areas home purchase goal benchmark annually.
(3) Home purchase mortgages on single-family, owner-occupied properties with: (a) borrowers in census tracts with tract median income of no greater than 80% of area median income; or (b) borrowers with income no greater than 100% of area median income in census tracts where (i) tract income is less than 100% of area median income, and (ii) minorities comprise at least 30% of the tract population.
FHFA’s December 2025 final rule establishing 2026-2028 housing goals removed the measurement buffers that had been established in FHFA’s December 2024 final rule.
Multifamily Housing Goals
Our multifamily housing goals are based on the percentage share of the goal-eligible units in our annual multifamily loan acquisitions that are affordable to each income category.
2024 Multifamily Housing Goals
In October 2025, FHFA notified us that it had determined that we met all of our 2024 multifamily housing goals and subgoals.

Fannie Mae 2025 Form 10-K	16

Business | Legislation and Regulation
The table below displays more information about our 2024 multifamily housing goals and our performance against these goals.

2024 Multifamily Housing Goals Performance
	FHFA Benchmark	Result
	(Percentage share of goal-eligible units)
Low-income goal(1)	61%	68.0%
Very low-income subgoal(2)	12	14.5
Small multifamily low-income subgoal(3)	2.5	2.8
(1)Affordable to low-income families, defined as families with incomes less than or equal to 80% of area median income.
(2)Affordable to very low-income families, defined as families with incomes less than or equal to 50% of area median income.
(3)Units in small multifamily properties (defined as properties with 5 to 50 units) affordable to low-income families.
2025-2028 Multifamily Housing Goals
The table below sets forth the multifamily housing goal and subgoal benchmarks for 2025 through 2028. FHFA’s
December 2025 final rule establishing 2026 through 2028 housing goals did not change the multifamily housing goal or subgoal benchmarks for 2026 through 2028 from the 2025 benchmarks.

2025-2028 Multifamily Housing Goals
FHFA Benchmark(1)
(Percentage share of goal- eligible units)
Low-income goal	61%
Very low-income goal	14
Small multifamily low-income subgoal	2
(1)See the “2024 Multifamily Housing Goals Performance” table above for the definitions of each housing goal and subgoal. The very low-
income goal was previously a subgoal.
We believe we met all of our 2025 multifamily housing goals. FHFA will make a final determination regarding our 2025 multifamily housing goals performance later in the year.
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
FHFA has also established an annual process for evaluating our achievements under the plans, with performance results to be reported to Congress annually. If FHFA determines that we failed to meet the requirements of an underserved markets plan, FHFA may require us to submit a housing plan for FHFA approval that could require us to take additional steps. In October 2025, FHFA reported its determination that we complied with our 2024 Duty-to-Serve requirements. We believe we also met our 2025 Duty-to-Serve obligations. In 2026, FHFA will determine our performance with respect to our 2025 Duty-to-Serve obligations.
Fair Lending
The GSE Act requires the Secretary of HUD to assure that we meet our fair lending obligations and HUD is our primary regulator for purposes of compliance with fair lending laws. Among other things, HUD periodically reviews and comments on our underwriting and appraisal guidelines to ensure consistency with the Fair Housing Act. In addition,
FHFA, as our primary regulator, has broad supervisory authority to monitor and enforce our compliance with fair lending laws. In May 2024, FHFA published a final rule relating to fair lending, fair housing and other matters; however, in
February 2026, FHFA published a final rule repealing the 2024 rule. In the adopting release for the final 2026 rule, FHFA noted that repeal of the 2024 rule does not diminish FHFA’s duty or commitment to ensure that we carry out our statutory mission, nor does it change our statutory requirements to comply with applicable fair lending and fair housing laws.

Fannie Mae 2025 Form 10-K	17

Business | Legislation and Regulation
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
•Return Targets. For new single-family and multifamily acquisitions, FHFA has instructed us to meet minimum return on equity targets based on the enterprise regulatory capital framework requirements (including buffers)
assuming those requirements were in effect today. Our minimum single-family and multifamily acquisition return thresholds are currently aligned with Freddie Mac’s thresholds, though our capital requirements are not fully aligned. FHFA also has instructed us to establish a long-term target for returns at the enterprise level. These return targets affect the guaranty fees we charge.
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
distressed loan servicing requirements; removal of mortgage loans from securities; servicer compensation; and
proposals that could materially change the credit risk profile of our single-family mortgages. FHFA may mandate additional alignment efforts in the future that affect our business and our MBS. As a result of this rule, we must evaluate

Fannie Mae 2025 Form 10-K	18

Business | Legislation and Regulation
each potential change to our programs, policies and practices, and if the change may cause misalignment, submit information relating to the change to FHFA for evaluation and approval.
Quality Control Standards for Automated Valuation Models Final Rule
In August 2024, FHFA and five other federal regulatory agencies published a final rule to implement the quality control standards mandated by the Dodd-Frank Act for the use of automated valuation models (referred to as “AVMs”) by mortgage originators and secondary market issuers in determining the collateral worth of a mortgage secured by a consumer’s principal dwelling. Under the final rule, institutions that engage in certain credit decisions or securitization determinations must adopt policies, practices, procedures and control systems to: ensure that AVMs used in these transactions to determine the value of mortgage collateral adhere to quality control standards designed to ensure a high level of confidence in the estimates produced by AVMs; protect against the manipulation of data; seek to avoid conflicts of interest; require random sample testing and reviews; and comply with applicable nondiscrimination laws. The rule became effective in October 2025.
Where You Can Find Additional Information

Our website address is www.fanniemae.com. Our annual reports on Form 10-K, quarterly reports on Form 10‑Q, current reports on Form 8-K, and all other SEC reports and amendments to those reports, are available free of charge on our website as soon as reasonably practicable after we electronically file the material with, or furnish it to, the SEC.
Materials that we file with or furnish to the SEC are also available from the SEC’s website, www.sec.gov. Fannie Mae may make new and important information about the company available on its website. References in this report to our website or to the SEC’s website do not incorporate information appearing on those websites into this report or the company’s other filings with the SEC unless we explicitly state that we are incorporating the information.
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
•our business plans and strategies, and their impact, including our plans, expectations and beliefs relating to:
our use of, and the potential benefits and risks of, artificial intelligence; new credit score models; human capital management and succession planning; problem loan management; and repair costs;
•the impact of changes in our pricing;
•the factors that will attract prospective private investors in our equity securities and the impact of such factors on our ability to raise, and the cost of raising, sufficient capital to exit conservatorship and on our business;
•the credit performance of loans in our guaranty book of business (including future loan delinquencies and foreclosures) and the factors that will affect such performance;
•the effects of our credit risk transfer transactions, as well as the factors that will affect our engagement in future credit risk transfer transactions;
•the factors that will affect the competition we face;
•our holdings of agency MBS and how we intend to fund our purchases of agency MBS, and the impact of such holdings and purchases;

Fannie Mae 2025 Form 10-K	19

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
•the frequency and severity of flooding and other weather-related perils; and
•cyber attacks and other cybersecurity threats, and the impact of our cybersecurity defense tools and systems safeguards.
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
•the impact of trade, fiscal, monetary, regulatory and immigration policies;
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
•domestic, regional and global political risks and uncertainties;
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
•changes in our funding needs or our sources or uses of funds;
•the size, composition, quality and performance of our guaranty book of business and retained mortgage portfolio;
•how long loans in our guaranty book of business remain outstanding;
•our and our competitors’ future guaranty fee pricing and the impact of that pricing on our competitive environment and guaranty fee revenues;

Fannie Mae 2025 Form 10-K	20

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
•the investment by Treasury, including the impact of past or potential future changes to the terms of the senior preferred stock purchase agreement, senior preferred stock or warrant, and their effect on our business, including current or future restrictions or requirements imposed on us by the terms of the senior preferred stock purchase agreement, the senior preferred stock, or the warrant, as well as the extent that these or other restrictions on our business and activities are applied to us through other mechanisms even if we cease to be subject to these agreements and instruments;
•uncertainty regarding our future, including relating to: our exit from conservatorship; our ability to raise, earn or retain the capital needed to meet our capital requirements; our future capital structure; and our future dividend requirements;
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
•future legislative and regulatory requirements or changes, governmental initiatives, or executive orders affecting macroeconomic conditions, such as changes to trade, fiscal, monetary, tax, or immigration policies;
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
•the expiration of the National Flood Insurance Program (“NFIP”) on September 30, 2026, without re-
authorization, including the impact of any disruptions in the payment of claims and of delays in obtaining or renewing coverage;

Fannie Mae 2025 Form 10-K	21

Business | Forward-Looking Statements
•earthquakes or other natural disasters, including those for which we may be uninsured or under-insured or that may affect our counterparties or the hazard insurers insuring properties underlying our guaranty book of business;
•severe weather events, fires, floods, hail, wind or other natural disaster-related events or impacts, including those for which we may be uninsured or under-insured or that may affect our counterparties or the hazard insurers insuring properties underlying our guaranty book of business, and other natural disaster-related risks;
•defaults by one or more of our counterparties or by the hazard insurers insuring properties underlying our guaranty book of business;
•resolution or settlement agreements we may enter into with our counterparties;
•our need to rely on third parties to achieve some of our corporate objectives, including our reliance on mortgage servicers;
•our reliance on U.S. FinTech and the common securitization platform U.S. FinTech operates for a majority of our single-family securitization activities; provisions in the limited liability company agreement with U.S. FinTech that permit FHFA to appoint members to the U.S. FinTech Board of Managers, which limit the ability of Fannie
Mae and Freddie Mac to control decisions of the U.S. FinTech Board of Managers; and changes FHFA may require in our relationship with or in our support of U.S. FinTech;
•the effectiveness of our risk management processes and related controls;
•the effectiveness of our business resiliency plans and systems;
•the stability and adequacy of the systems and infrastructure that impact our operations, including ours and those of U.S. FinTech, our other counterparties and other third parties;
•our reliance on models and future updates we make to our models, including the data and assumptions used by these models;
•opportunities and risks presented by the use or anticipated use of artificial intelligence technologies and other emerging technologies by us or third parties, including generative artificial intelligence and agentic artificial intelligence;
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
Item 1A.  Risk Factors
The risks we face could materially adversely affect our business, results of operations, financial condition, liquidity and net worth, and could cause our actual results to differ materially from our past results or the results contemplated by any forward-looking statements we make. If any such risk occurs, the market price of our stock could decline and you may lose all or part of your investment. We believe the risks described below and in the other sections of this report referenced below are the most significant we face; however, these are not the only risks we face. We face additional risks and uncertainties not currently known to us or that we currently believe are immaterial that may also materially adversely affect us. Refer to “MD&A—Risk Management,” “MD&A—Single-Family Business” and “MD&A—Multifamily
Business” for more detailed descriptions of the primary risks to our business and how we seek to manage those risks.
Risk Factors Summary
The summary of risks below provides an overview of the principal risks we are exposed to in the normal course of our business activities. This summary does not contain all of the information that may be important to you, and you should read the more detailed discussion of risks that follows this summary.

Fannie Mae 2025 Form 10-K	22

Risk Factors | Risk Factors Summary
GSE and Conservatorship Risk
•The future of our company is uncertain.
•We are significantly undercapitalized and may be unable to fully satisfy our regulatory capital requirements.
•FHFA, as our conservator, controls our business activities. We may be required by FHFA to take actions that are difficult to implement, reduce our profitability, create additional challenges in meeting regulatory capital requirements, or expose us to additional risk.
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
•Our reliance on U.S. FinTech and the common securitization platform exposes us to significant third-party risk.
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
Operational and Model Risk
•A failure in our operational systems or infrastructure, or those of third parties or the financial services industry, could cause material business disruptions, materially adversely affect our business, liquidity, results of operations and financial condition, and materially harm our reputation.

Fannie Mae 2025 Form 10-K	23

Risk Factors | Risk Factors Summary
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
•A decrease in the credit ratings on our senior unsecured debt could increase our borrowing costs and have an adverse effect on our ability to issue debt on reasonable terms, particularly if such a decrease were not based on a similar action on the credit ratings of the U.S. government. A decrease in our credit ratings could also require that we post additional collateral for our derivatives contracts.
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
GSE and Conservatorship Risk
The future of our company is uncertain.
The company faces an uncertain future, including how long we will continue to exist in our current form, what changes may occur to our business model during or following conservatorship, the extent of our role in the market, the level of government support for our business, how long we will be in conservatorship, what form we will have, what ownership interest, if any, our current common and preferred stockholders will hold in us, and whether we will continue to exist. The conservatorship has been in place since 2008, is indefinite in duration, and the timing, conditions and likelihood of our emerging from conservatorship are uncertain. Our conservatorship could terminate through a receivership. Actions taken by the conservator or by a receiver could substantially dilute or eliminate any value associated with our existing common stock and preferred stock. Termination of the conservatorship, other than in connection with a mandatory receivership, requires Treasury’s consent under the senior preferred stock purchase agreement.
We believe that our return on equity based on our regulatory capital requirements may not be sufficient to attract prospective private investors in our equity securities, which we believe may limit our options to raise, or increase the cost of raising, sufficient capital to exit conservatorship. Increasing our returns to a level sufficient to attract private equity investors may require increases in our pricing or changes in other aspects of our business or regulatory oversight

Fannie Mae 2025 Form 10-K	24

Risk Factors | GSE and Conservatorship Risk
that could affect our competitive position, our loan acquisition volumes and market share, the mix of loans that we acquire or the type of business we do, including the level of support we provide to low- and moderate-income borrowers and renters. Our ability to increase our returns may be limited given our conservatorship status, our business model, our role in the U.S. housing market, and the limitations on our ability to change our guaranty fees and pricing described in
“Business—Legislation and Regulation—Guaranty Fees and Pricing.” In addition, we believe that Treasury’s ownership of our senior preferred stock and Treasury’s potential additional substantial equity ownership in our company, along with restrictions imposed on our business and future dividends and fees we will be required to pay to Treasury under the current terms of the senior preferred stock purchase agreement and senior preferred stock, reduces our attractiveness to prospective equity investors.
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
In recent months, the Administration has made public comments suggesting it is considering various options for the future of Fannie Mae and Freddie Mac. The Administration and Congress may consider housing finance reforms or legislation that could result in significant changes in our structure, our financial condition, the amount of capital we hold, and our role in the market, including proposals that would result in Fannie Mae’s liquidation or dissolution, or its merger or consolidation under common ownership with Freddie Mac. In addition, Congress may consider legislation, federal agencies such as FHFA may consider regulations or administrative actions, or the Administration may issue executive orders that directly or indirectly increase the competition we face, reduce our market share, further restrict our ability to change our loan pricing, further expand our obligations to provide funds to Treasury, further constrain our business operations, or subject us to other obligations or restrictions that may adversely affect our business. We cannot predict the likelihood, timing or nature of housing finance reform legislation or other legislation, regulations or administrative actions that will impact our activities or relating to our future, nor can we predict the extent of such impact.
We are significantly undercapitalized and may be unable to fully satisfy our regulatory capital requirements.
As of December 31, 2025, we had a $22 billion deficit in available capital for purposes of our risk-based adjusted total capital requirement, and a $215 billion shortfall to our risk-based adjusted total capital requirement including buffers. We may be unable to fully satisfy our capital requirements under the enterprise regulatory capital framework, as dividends on the senior preferred stock may resume before we reach full capitalization. Our efforts to build capital to meet our requirements can be significantly affected by the amount, type and pricing of our new loan acquisitions, which can drive increases in our required capital that offset or even outpace increases in our available capital. Other factors that can result in increases in our capital requirements include the size and performance of our guaranty book and retained mortgage portfolio, the level of our participation in credit risk transfer transactions, and economic conditions. For more information on the enterprise regulatory capital framework and our capital metrics as of December 31, 2025, see
“Business—Legislation and Regulation—Capital Requirements” and “MD&A—Liquidity and Capital Management—
Capital Management—Capital Requirements.”
FHFA, as our conservator, controls our business activities. We may be required by FHFA to take actions that are difficult to implement, reduce our profitability, create additional challenges in meeting regulatory capital requirements, or expose us to additional risk.
In conservatorship, our business is not managed with a strategy to maximize stockholder value. Our directors owe their fiduciary duties of care and loyalty solely to the conservator. Thus, while we are in conservatorship, the Board has no fiduciary duties to the company or its stockholders. Our directors are also elected by the conservator, not by our stockholders. The Supreme Court has interpreted FHFA’s authority as conservator expansively, noting that “when the
FHFA acts as a conservator, it may aim to rehabilitate the regulated entity in a way that, while not in the best interests of the regulated entity, is beneficial to the Agency and, by extension, the public it serves.” As conservator, FHFA can direct us to enter into contracts or enter into contracts on our behalf, and generally has the power to transfer or sell any of our assets or liabilities. Since March 17, 2025, the FHFA Director has served as the Chair of our Board, and FHFA’s General
Counsel has also served as a member of our Board. The Board of Directors has delegated to the Chair of the Board the authority to approve or take any action on behalf of the Board or any Board Committee or Board Committee Chair, other than the Audit Committee or Audit Committee Chair. Following this delegation, the Chair of the Board has approved certain Board and Board Committee actions on behalf of the Board and certain of its Committees, including a number of
Board and executive officer appointments and compensation decisions, and may continue to do so in the future.
Our strategic direction is subject to FHFA review and approval. FHFA has also required us to meet specified annual corporate performance objectives referred to as the conservatorship scorecard. We face a variety of different, and sometimes competing, business objectives and FHFA-mandated activities. FHFA has and may require us to undertake activities that are costly or difficult to implement and that increase our operational risk. FHFA also has required us to

Fannie Mae 2025 Form 10-K	25

Risk Factors | GSE and Conservatorship Risk
make changes to our business that have adversely affected our financial results and could require us to make additional changes at any time. FHFA may require us to undertake some activities that: reduce our profitability or net worth; create additional challenges in meeting regulatory capital requirements; expose us to additional credit, market, funding, operational, model, legal, strategic, reputational, and other risks; or provide additional support for the mortgage market that serves our mission, but adversely affects our financial results. For example, if FHFA directs us to begin acquiring new or novel loan products, it could result in increased credit risk, operational risk, model risk and market risk, and adversely affect our financial results.
FHFA can prevent us from engaging in business activities or transactions that we believe would benefit our business and financial results, and from time to time has done so. For example, FHFA can both prevent us from making, and direct us to make, changes to our guaranty fee pricing, and has currently set minimum return thresholds for our loan acquisitions, as described in “Business—Legislation and Regulation—Guaranty Fees and Pricing.” These factors constrain our ability to address changing market conditions, pursue certain strategic objectives, manage the mix of loans we acquire, and compete with Freddie Mac and other market competitors for the acquisition of loans.
With FHFA’s broad powers as conservator, changes in leadership at FHFA have resulted in significant changes to the goals, directions and regulations that FHFA establishes for us, and could result in significant additional changes to these goals, directions and regulations. These changes could have a material impact on our financial results and condition.
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
stockholders.
The FHFA Director is required to place us into receivership if he makes a written determination that our assets are less than our obligations or if we have not been paying our debts as they become due, in either case, for a period of 60 days after the SEC filing deadline for any of our Form 10-Ks or Form 10-Qs. Although Treasury committed to providing us funds in accordance with the terms of the senior preferred stock purchase agreement, if we need funding from Treasury to avoid triggering FHFA’s obligation to place us into receivership, Treasury may not be able to provide sufficient funds to us within the required 60 days if it has exhausted its borrowing authority, if there is a government shutdown, or if the funding we need exceeds the amount available to us under the agreement. In addition, with the prior written consent of
Treasury, we could be put into receivership at the discretion of the FHFA Director at any time for the reasons set forth in the GSE Act, including if our board of directors or stockholders consent to the appointment of a receiver or, if under the definitions in the GSE Act, we are undercapitalized with no reasonable prospect of becoming adequately capitalized or we are critically undercapitalized. Under the GSE Act, FHFA succeeded to all of the rights, titles, powers and privileges of our board of directors and stockholders.
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
In the event of a liquidation of our assets by FHFA as receiver, only after payment of secured claims, administrative expenses of the receiver and the immediately preceding conservator, other obligations of the company (other than obligations to stockholders), and the liquidation preference of the senior preferred stock, would any liquidation proceeds be available to repay the liquidation preference on any other series of preferred stock. Finally, only after the liquidation preference on all series of preferred stock is repaid would any liquidation proceeds be available for distribution to the holders of our common stock. In the event of such a liquidation, we can make no assurances that there would be

Fannie Mae 2025 Form 10-K	26

Risk Factors | GSE and Conservatorship Risk
sufficient proceeds to make any distribution to holders of our preferred stock or common stock, other than to the holder of our senior preferred stock. As described in “Business—Conservatorship and Treasury Agreements—Treasury
Agreements—Senior Preferred Stock Purchase Agreement and Senior Preferred Stock,” under the current terms of the senior preferred stock, until the capital reserve end date, the liquidation preference of the senior preferred stock increases each quarter by the amount of the increase in our net worth, if any, during the immediately prior fiscal quarter.
The aggregate liquidation preference of the senior preferred stock was $227.0 billion as of December 31, 2025, and we expect it will continue to increase as we increase our net worth.
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
We are taking actions to support the housing market that could materially adversely affect our profitability and our ability to meet our targeted return requirements established by FHFA. For example, we are acquiring loans to meet our housing mission requirements that generally offer lower expected returns than the returns earned on non-mission-
related loans, which negatively affects our ability to meet our targeted return requirements established by FHFA. In addition, some of the loans we are acquiring to meet our housing mission requirements pose a higher credit risk than the other loans we purchase, which could materially increase our provision for credit losses and our write-offs.
If we do not meet our housing goals or Duty-to-Serve requirements, and FHFA finds that the goals or requirements were feasible, FHFA may require us to submit a housing plan describing the actions we will take to improve our performance.
The actions we take under the housing plan could have a material adverse effect on our results of operations and

Fannie Mae 2025 Form 10-K	27

Risk Factors | GSE and Conservatorship Risk
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
No dividends on common or preferred stock, other than senior preferred stock. Our conservator announced in
September 2008 that we would not pay any dividends on the common stock or on any series of preferred stock, other than the senior preferred stock, while we are in conservatorship. In addition, under the current terms of the senior preferred stock purchase agreement, dividends may not be paid to common or preferred stockholders (other than on the senior preferred stock) without the prior written consent of Treasury, regardless of whether we are in conservatorship.
Our profits directly increase the liquidation preference of the senior preferred stock and we will be required to pay dividends on the senior preferred stock in the future. The senior preferred stock ranks senior to our common stock and all other series of our preferred stock, as well as any capital stock we issue in the future, as to both dividends and distributions upon liquidation. Accordingly, if we are liquidated, the senior preferred stock is entitled to its then-current liquidation preference, before any distribution is made to the holders of our common stock or other preferred stock.
Under the current terms of the senior preferred stock, until the capital reserve end date, the liquidation preference of the senior preferred stock increases each quarter by the amount of the increase in our net worth, if any, during the immediately prior fiscal quarter. We expect the aggregate liquidation preference of the senior preferred stock will continue to increase as we increase our net worth. In addition, the current terms of the senior preferred stock provide that, following the capital reserve end date, we will be required to pay dividends on the senior preferred stock of the lesser of (1) a 10% annual rate on the then-current liquidation preference of the senior preferred stock and (2) an amount equal to the incremental increase in our net worth during the immediately prior fiscal quarter. The current terms of the senior preferred stock also provide that dividends will resume when our net worth exceeds the amount of adjusted total capital necessary for us to meet the capital requirements and buffers set forth in the enterprise regulatory capital framework, which we expect will occur before the capital reserve end date because our net worth is calculated differently than, and is higher than, our available capital under the enterprise regulatory capital framework. As of
December 31, 2025, the amount of adjusted total capital necessary for us to meet the capital requirements and buffers set forth in the enterprise regulatory capital framework was $193 billion, our net worth was $109.0 billion and we had an available capital deficit of $22 billion. See “Business—Conservatorship and Treasury Agreements—Treasury
Agreements—Senior Preferred Stock Purchase Agreement and Senior Preferred Stock” for more information on the dividend provisions and aggregate liquidation preference of the senior preferred stock.
Exercise of the Treasury warrant would substantially dilute the investment of current common stockholders. If Treasury exercises its warrant to purchase shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding on a fully diluted basis, the ownership interest in the company of our then-existing common stockholders will be substantially diluted.
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
purchasing single-family loans from our lenders and the volume and profitability of our single-family business activity are affected by the price performance of UMBS issued by us relative to comparable Freddie Mac-issued UMBS. If our
UMBS were to trade at a material discount relative to comparable Freddie Mac-issued UMBS, or at a minor discount for

Fannie Mae 2025 Form 10-K	28

Risk Factors | GSE and Conservatorship Risk
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
From time to time, we may need to adjust our pricing for a particular new production pool category, introduce new initiatives, or change our loan acquisition strategy to maintain alignment and competitiveness with Freddie Mac with respect to the acquisition of such pools. Depending on the amount of pricing adjustments in any period, it is possible that those adjustments could adversely affect our guaranty fee revenues for that period.
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
Our reliance on U.S. FinTech and the common securitization platform exposes us to significant third-party risk.
We rely on U.S. FinTech and its common securitization platform for the operation of a majority of our single-family securitization activities. Although we jointly own U.S. FinTech with Freddie Mac, there are limitations on our ability to control the company.
The U.S. FinTech Board of Managers currently has seven members—the U.S. FinTech CEO, one member appointed by
Fannie Mae, two members appointed by Freddie Mac, and three members appointed by FHFA, which includes the
Board Chair. Fannie Mae and FHFA each has the right to appoint one additional board member. If FHFA appoints an additional board member, the four U.S. FinTech board members that we and Freddie Mac have the right to appoint could be outvoted by the other five board members on any matter during conservatorship and on a number of significant matters after conservatorship.
Board actions must be approved by a majority vote and the board may not take any actions absent the Chair’s consent.
Once either Fannie Mae or Freddie Mac has exited conservatorship and is not in receivership, the Board Chair and any board members appointed by FHFA may be removed by a unanimous vote of the Fannie Mae and Freddie Mac members and the U.S. FinTech CEO. Although the limited liability company agreement would require our approval for certain “material decisions” if either we or Freddie Mac have exited conservatorship, the U.S. FinTech Board of
Managers may approve a number of actions even after conservatorship over the objection of the board members we appoint, including: approval of the annual budget and strategic plan for U.S. FinTech (so long as it does not involve a

Fannie Mae 2025 Form 10-K	29

Risk Factors | GSE and Conservatorship Risk
material business change); withdrawal of capital by a member; and requiring capital contributions necessary to support
U.S. FinTech’s ordinary business operations. It is possible that FHFA may require us to make additional changes to the
U.S. FinTech limited liability company agreement, or may otherwise impose restrictions or provisions relating to U.S.
FinTech or UMBS, that may adversely affect us.
We do not currently pay service fees to U.S. FinTech under our customer services agreement; its operations are funded entirely through capital contributions from Fannie Mae and Freddie Mac pursuant to the limited liability company agreement. During conservatorship, FHFA can direct us to enter into an amendment of the customer services agreement, or enter such an amendment on our behalf, that could provide for a fee structure that would survive an exit from conservatorship absent a further amendment to the customer services agreement, which a majority of the board would have to approve. Although implementation of any fee changes could require a further amendment to the customer services agreement, we might not have significant leverage to negotiate that amendment and the associated fee changes given our dependence on U.S. FinTech.
Our securitization activities are complex and present significant operational and technological challenges and risks. Any measures we take to mitigate these challenges and risks might not be sufficient to prevent a disruption to our securitization activities. Our business activities could be adversely affected and the market for single-family Fannie Mae
MBS could be disrupted if the common securitization platform were to fail or otherwise become unavailable to us or if
U.S. FinTech were unable to perform its obligations to us. Any such failure or unavailability could have a significant adverse impact on our business and could adversely affect the liquidity or market value of our single-family MBS. In addition, a failure by U.S. FinTech to maintain effective controls and procedures could result in material errors in our reported results or in disclosures that are materially incomplete or materially inaccurate.
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
Our common stock and preferred stock are now traded exclusively in the over-the-counter market, and are not currently listed on any securities exchanges. We cannot predict the actions of market makers, investors or other market participants, and can offer no assurances that the market for our securities will be stable. If there is no active trading market in our equity securities, the market price and liquidity of the securities will be adversely affected. In addition, the market price of our common stock and preferred stock has been and may continue to be subject to significant volatility, which may be due to other factors described in these “Risk Factors,” as well as speculation regarding our future, economic and political conditions generally, liquidity in the over-the-counter market in which our stock trades, and other factors, many of which are beyond our control. Such factors could cause the market price of our common stock and preferred stock to decline significantly from their current levels, which may result in significant losses to holders of our common stock and preferred stock.
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
We have experienced significant provisions for credit losses that have materially adversely affected our financial results in certain prior periods, and this could occur again in a future period.
In general, significant home price or multifamily property value declines or increased loan delinquencies could materially increase our provision for credit losses and our write-offs. Loan delinquencies, among other factors, are influenced by

Fannie Mae 2025 Form 10-K	30

Risk Factors | Credit Risk
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
The credit performance of the loans in our guaranty book of business may decline compared to recent performance, particularly if we experience national or regional declines in home prices, weakening economic conditions or higher unemployment, resulting in materially higher provisions for credit losses and write-offs. In addition, borrowers affected by a government shutdown or by a requirement to resume making their student loan payments may find it difficult to make payments on their mortgage loans.
We have loans in our single-family guaranty book of business that are typically associated with higher levels of credit risk, such as loans with high LTV ratios, high debt-to-income (“DTI”) ratios and lower FICO credit scores. Similarly, we have loans in our multifamily guaranty book of business that may present higher credit risk, such as loans with high LTV ratios and lower debt service coverage ratios (“DSCRs”). We present detailed information about the risk characteristics of our single-family conventional guaranty book of business in “MD&A—Single-Family Business” and our multifamily guaranty book of business in “MD&A—Multifamily Business.” At any time, the risk characteristics of the loans we acquire may change due to new or revised guidance from FHFA or due to other federal government policy changes established through legislation, rulemaking or other actions.
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
We require borrowers to obtain and maintain property insurance to cover the risk of damage to their homes or properties resulting from hazards such as fire, hail, wind and, for properties in a Federal Emergency Management
Agency (“FEMA”)-designated Special Flood Hazard Area, flooding. However, insurance would not cover property damage from hazards for which we do not generally require insurance, such as earthquake damage or flood damage on a property located outside a Special Flood Hazard Area. There may be instances in which borrowers’ claims under insurance policies are not paid, borrowers’ insurance is insufficient to cover their losses, borrowers fail to use insurance

Fannie Mae 2025 Form 10-K	31

Risk Factors | Credit Risk
proceeds to make improvements to the property commensurate with the value of the damaged improvements, or borrowers fail to maintain insurance and suffer property damage. Additionally, hazard insurers may experience significant financial strain and be unable to make payments on related claims during a period in which significant numbers of mortgaged properties are damaged by natural or other disasters. Since we generally permit borrowers to select and obtain required hazard insurance policies, our requirements for hazard insurance coverage are verified by the lender or servicer, as applicable. For single-family loans, we require a minimum financial strength rating for nongovernmental hazard insurers that must be provided by S&P Global, Demotech, AM Best or KBRA, while for multifamily loans the rating must be provided by AM Best. We do not independently verify the financial condition of these hazard insurers and rely on these rating agencies for their assessment of the financial condition of these insurers.
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
We estimate that, as of December 31, 2025, only a small portion of loans in our guaranty book of business were located in a Special Flood Hazard Area, for which we require flood insurance: 3.2% of loans in our single-family guaranty book of business and 7.3% of loans in our multifamily guaranty book of business. We believe that only a small portion of borrowers outside of these areas obtain flood insurance. The risk of significant flooding in places outside a Special
Flood Hazard Area is expected to increase due to a number of factors. Furthermore, FEMA flood maps may not accurately reflect the extent of flood risks in certain areas, and do not indicate how the risk will change in the future.
Single-family borrowers who obtain flood insurance generally rely on the National Flood Insurance Program (“NFIP”), which requires periodic congressional reauthorization. If Congress fails to extend or re-authorize the program, FEMA may not have sufficient funds to pay claims for flood damage, and borrowers may not be able to renew their flood insurance coverage or obtain new policies through the NFIP. In addition, NFIP insurance does not cover temporary living expenses, and the maximum limit of coverage available under NFIP for a single-family residential property is
$250,000, which may not be sufficient to cover all losses.
Increases in the intensity or frequency of floods or other weather-related disasters may amplify many of these risks. In some areas, some insurers have ceased writing new coverage or have significantly increased insurance premiums for certain perils or conditions. As coverage becomes unavailable or prohibitively expensive in an area, home prices or multifamily property values may experience considerable negative impacts, and borrowers may face greater financial strain. Ultimately, the desirability of areas that frequently experience hurricanes, wildfires, or other natural disasters or face chronic weather-related risks such as persistent drought or excessive heat, may diminish over time. This could adversely affect those regions’ economies, home prices and multifamily property values, which may negatively impact our financial results or condition. In addition, investors may place greater weight on climate-related risks when making investment decisions, which could increase our cost or ability to transfer credit risk.
Efforts to address these risks could also affect our business. Changing policies, such as introducing new building codes, carbon taxes, and energy efficiency requirements, coupled with changing market preferences could increase housing and compliance costs, impacting borrowers’ ability to pay their mortgage loans.
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
Further, a major disruptive event or a long-lasting increase in the vulnerability of an area to disasters may significantly discourage housing activity, including homebuilding or home buying and affect borrowers’ ability or willingness to make payments on their mortgages. It could also deteriorate housing conditions or the general economy in the affected region, lowering mortgage originations, negatively affecting home prices and multifamily property values, negatively

Fannie Mae 2025 Form 10-K	32

Risk Factors | Credit Risk
impacting the availability, quality and affordability of insurance, and increasing delinquency and default rates. Any of these outcomes could generate significant provisions for credit losses and write-offs.
Recent years have seen frequent and severe natural disasters in the U.S., including wildfires, hurricanes and severe flooding. Population growth and an increase in people living in high-risk areas, such as coastal areas vulnerable to severe storms and flooding, have also increased the impact of these events. Although our financial exposure from these events is mitigated to the extent our book of business is geographically diverse, we remain exposed to risk, particularly in connection with the risk of geographically widespread weather events and changes in weather patterns, as well as geographic areas where our book of business is more heavily concentrated. For a description of the geographic concentration of our single-family guaranty book of business, see “MD&A—Single-Family Business—Single-Family
Mortgage Credit Risk Management—Single-Family Guaranty Book Diversification and Monitoring,” and for our
multifamily guaranty book of business, see “MD&A—Multifamily Business—Multifamily Mortgage Credit Risk
Management—Multifamily Guaranty Book Diversification and Monitoring.” While many weather‑related perils are expected to increase in frequency or severity, impacts of such changes remain uncertain. As a result, any continuation or increase in recent weather trends or their unpredictability, or any single natural disaster of significant scope or intensity, could have a material impact on our results of operations and financial condition.
Additionally, we do not differentiate our single-family guaranty fee pricing based on geographic area; therefore, we do not charge higher upfront guaranty fees on single-family loans in geographic areas that may be more susceptible to natural disaster-related or other major disruptive events. Charging differentiated single-family upfront guaranty fees on loans in certain geographic areas would require the approval of FHFA as conservator. For a discussion on natural disaster risk management, see “MD&A—Risk Management—Natural Disaster Risk Management.”
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
and
•the institutions that issue the investments held in our corporate liquidity portfolio.
We also have direct counterparty exposure to: derivatives counterparties; central counterparty clearing institutions;
custodial depository institutions; mortgage originators, investors and dealers; debt security dealers; and document custodians. We also have counterparty credit risk exposure to Freddie Mac arising from our resecuritization of Freddie
Mac-issued securities, and to the MERS® System.
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
financial losses or hamper our ability to do business or manage the risks to our business. In addition, if we are unable to replace a defaulting counterparty that performs services critical to our business, it could adversely affect our ability to conduct our operations and manage risk.

Fannie Mae 2025 Form 10-K	33

Risk Factors | Credit Risk
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
We generally delegate the servicing of the mortgage loans in our guaranty book of business to mortgage servicers.
Functions performed by mortgage servicers on our behalf include collecting from borrowers and delivering to Fannie
Mae principal and interest payments, administering escrow accounts, monitoring and reporting delinquencies, performing default prevention and loss mitigation activities, and other functions. A servicer’s inability or other failure to perform these functions or to follow our requirements could negatively impact our ability to, among other things: manage our book of business; collect amounts due to us; actively manage troubled loans; and implement our homeownership assistance, foreclosure prevention and other loss mitigation efforts.
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
As of December 31, 2025, over half of our single-family guaranty book and over half of our multifamily guaranty book were serviced by non-depository servicers. The generally lower financial strength and liquidity of non-depository mortgage servicers compared with depository mortgage servicers may negatively affect their ability to fully satisfy their financial obligations or to properly service the loans on our behalf. Non-depository servicers also are generally not subject to the same level of regulatory oversight as our mortgage servicer counterparties that are depository institutions.
Replacing a mortgage servicer can result in potentially significant increases in our costs, as well as increased operational risks. If a mortgage servicer fails, it could result in a temporary disruption in servicing and loss mitigation activities relating to the loans serviced by that mortgage servicer, particularly if there is a loss of experienced servicing personnel. We may also face challenges in transferring a large servicing portfolio. Although we have contingency plans in the event of a failure of one or more of our mortgage servicers, there can be no assurance that we will be able to successfully execute against those plans in times of severe economic stress in the mortgage servicing industry.
The actions we have taken to mitigate our risk exposure to mortgage servicers may not be sufficient to prevent us from experiencing significant financial losses or business interruptions in the event they cannot fulfill their obligations to us.
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
that these mortgage insurers may fail to fulfill their obligations to pay our claims under mortgage insurance policies. If a currently approved mortgage insurer fails to meet its obligations to pay our claims, our credit losses could increase. In addition, if a regulator determines that a currently approved mortgage insurer lacks sufficient capital to pay all claims

Fannie Mae 2025 Form 10-K	34

Risk Factors | Credit Risk
when due, the regulator could take action that might affect the timing and amount of claim payments made to us by our currently approved mortgage insurer counterparties. We face similar risks with respect to our credit insurance risk transfer counterparties.
With respect to our currently approved primary mortgage insurers, we do not differentiate pricing based on the mortgage insurer’s strength or operational performance. Additionally, we would not suspend or terminate a primary mortgage insurer’s status as an eligible insurer unless there were a material violation of our private mortgage insurer eligibility requirements. Further, we generally do not select the provider of primary mortgage insurance on a specific loan, because the selection is usually made by the lender at the time the loan is originated. Accordingly, we have limited ability to manage our concentration risk with respect to primary mortgage insurers.
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
We use a process of delegated underwriting in which single-family and multifamily lenders make specific representations and warranties about the characteristics of the mortgage loans we purchase and securitize. As a result, while we have implemented certain quality control processes, we do not independently verify all borrower information that is provided to us. This exposes us to an increased risk that one or more of the parties involved in a transaction
(such as the borrower, borrower’s attorney, sponsor, seller, broker, appraiser, property inspector, title agent, lender or servicer) will engage in fraud by misrepresenting facts about a mortgage loan. Similarly, we rely on delegated servicing of loans and use of a variety of external resources to assist in asset management functions, including managing our
REO inventory. For a discussion of how we mitigate this risk, see “MD&A—Single-Family Business” and “MD&A—
Multifamily Business.” The use of artificial intelligence technologies by malicious actors could potentially increase the risks we face from mortgage fraud, as it could make mortgage fraud harder to detect. We have experienced financial losses resulting from mortgage fraud, including institutional fraud perpetrated by counterparties. In the future, we may experience additional financial losses as a result of mortgage fraud that could be material to our financial results.
Operational and Model Risk
A failure in our operational systems or infrastructure, or those of third parties or the financial services industry, could cause material business disruptions, materially adversely affect our business, liquidity, results of operations and financial condition, and materially harm our reputation.
Shortcomings or failures in our internal processes, people, or systems, third parties, or external events, could significantly disrupt our business or have a material adverse effect on our risk management, liquidity, financial statement reliability, financial condition and results of operations. Such a failure could result in legislative or regulatory intervention or sanctions, liability to counterparties, financial losses, business disruptions and damage to our reputation. For example, our business is highly dependent on our ability to manage and process, on a daily basis, an extremely large number of transactions, many of which are highly complex, across numerous and diverse markets that continuously and rapidly change and evolve. These transactions are subject to various legal, accounting and regulatory standards. Our financial, accounting, data processing or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our control, adversely affecting our ability to process these transactions or manage associated data with reliability and integrity. For example, third-party changes have negatively affected the functionality and availability of certain of our systems for certain periods of time, and this could happen again in the future and materially negatively affect our ability to conduct our business. In addition, we rely on information provided by third parties in processing many of our transactions; that information may be incorrect or we may fail to properly manage or analyze it or properly monitor its data quality.
We rely upon business processes that are highly dependent on people, technology, data and the use of numerous complex systems and models to manage our business and produce information upon which our financial statements and risk reporting are prepared. This reliance increases the risk that we may be exposed to financial, reputational or other losses because of inadequately designed internal processes or data management architecture, inflexible technology or the failure of our systems. In addition, our use of third-party service providers for some of our business and technology functions increases the risk that an operational failure by a third party will adversely affect us. For example, we use third-party service providers for cloud infrastructure services. We and our customers, suppliers and other third parties have experienced interruptions in access to our platforms as a result of connectivity issues with third-
party cloud-based platforms and related data centers and could experience disruptions again if there is a lapse of service, interruption of internet service provider connectivity or damage to third-party cloud-based platforms or any related data centers. The risk of these disruptions is exacerbated by key fourth-party relationships, in which some of our

Fannie Mae 2025 Form 10-K	35

Risk Factors | Operational and Model Risk
third-party service providers have engaged subcontractors to provide key services and our ability to assess the fourth party’s operational controls is limited.
We have implemented and continue to enhance our technology, infrastructure, operational controls, governance and organizational structure to reduce operational risks, but these actions may not fully mitigate these risks. Moreover, some of our initiatives designed to reduce our operational risk over the long term, particularly those relating to the implementation of new technology and the ongoing transition to third-party cloud-based platforms, increase our operational risk over the short term as we implement the changes, as many involve significant changes to our business processes, controls, systems and infrastructure. If we fail to implement these initiatives in a well-managed, secure and effective manner, or have gaps in our controls or governance of our cloud-based infrastructure, we may experience significant unplanned service disruptions or unforeseen costs, which could result in material harm to our business and results of operations. The high level and pace of organizational change we experienced in 2025 may increase our operational risk, as well as change our organizational environment in ways that could have a material adverse impact on our business and risk management processes.
Our ability to manage and aggregate data may be limited by the effectiveness of our policies, programs, processes, systems and practices that govern how data is acquired, validated, stored, protected, processed and shared. Failure to manage data effectively and to aggregate data in an accurate and timely manner may limit our ability to manage current and emerging risks, as well as to manage changing business needs. The increasing use of new third-party and open source artificial intelligence tools poses additional risks relating to the protection of data, including the potential exposure of significant proprietary confidential information to unauthorized recipients and the misuse of our intellectual property. Third-party service providers or other external parties, or our employees, may use artificial intelligence in ways we have not authorized that may increase our risk of a material loss of our confidential data or intellectual property, or that create material operational or reputational risks for us.
We use artificial intelligence and machine learning technology to help manage some of the operational risks we face.
Our use of this technology presents risks, including the potential for outages, inefficiencies, data loss, and bias or errors in the technology’s analysis and conclusions while the technology and our use of the technology matures. Additionally, the use of artificial intelligence within products or services that we use or that are used by our third-party service providers may pose similar risks. As a new technology, use of artificial intelligence without sufficient controls, governance, and risk management may result in increased risks across all of our risk categories. Further, we may be negatively impacted if we, or our third-party service providers, do not timely develop and apply artificial intelligence, or if our initiatives in these areas are deficient or fail. Our competitors may be more timely or successful in developing or integrating artificial intelligence technologies, which could materially adversely impact our business, financial results and financial condition.
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
parties, including nation-states and foreign state-sponsored threat actors. A number of financial services companies, consumer-based companies, software and information technology service providers, and other organizations have reported the unauthorized access or disclosure of client, customer or other confidential information (including personal

Fannie Mae 2025 Form 10-K	36

Risk Factors | Operational and Model Risk
information), as well as cybersecurity incidents involving the dissemination, theft or destruction of corporate information or other assets. There have also been many highly publicized cyber attacks where threat actors have requested
“ransom” payments in exchange for not disclosing stolen customer information or for restoring access to the company’s systems. In addition, there have been cyber attacks against companies where threat actors have misled company personnel into granting unauthorized access or making unauthorized transfers of funds to the actors’ accounts. Global events and geopolitical instability have also led to increased nation-state targeting of financial institutions in the U.S. and abroad.
We have been, and expect to continue to be, the target of cyber attacks and other cybersecurity threats, such as computer viruses, malware, ransomware, denial of service attacks, phishing and other social engineering attacks, and data breaches, from various actors, including foreign state-sponsored threat actors, cyber criminals and others. We also have experienced, and expect to continue to experience, incidents such as server malfunctions, system outages, and software or hardware failures. We could also be materially adversely affected by cybersecurity incidents that target the infrastructure of the Internet and critical service providers, as such incidents could cause widespread unavailability of websites, applications and application programming interfaces (“APIs”), and degrade website, application and API performance. Despite our efforts to protect the integrity of our systems and information, we may not be able to anticipate, detect or recognize all cybersecurity threats, or to implement effective preventative measures against all cybersecurity threats, especially because the techniques used in cyber attacks are increasingly sophisticated, change frequently, and in some cases are not recognized until launched or even later.
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
•our use of, as well as our third parties’ use of, automation, artificial intelligence and robotics;
•a shortage of qualified cybersecurity professionals in the industry;
•our ongoing migration to cloud-based systems;
•our use of employee-owned devices for business communication;
•hybrid or remote working arrangements at our company and many third parties;
•the interconnectivity and interdependence of external parties to our systems; and
•the current global economic and political environment.
We routinely identify cybersecurity threats as well as vulnerabilities in our systems and work to address or mitigate those we have identified. We also become aware of vulnerabilities in the systems of third parties with which we do business. Some cybersecurity vulnerabilities take a substantial amount of time and coordination to resolve or mitigate.
We continue to have cybersecurity vulnerabilities that we have identified but not resolved or mitigated. In addition, efforts to resolve or mitigate some of our cybersecurity vulnerabilities may be unsuccessful and some cybersecurity vulnerabilities may not be possible to resolve. We may also have cybersecurity vulnerabilities that we have not yet identified.
Cyber attacks can originate from a variety of sources, including external parties who are, or who are affiliated with, foreign governments or are involved with organized crime or terrorist organizations. Cybersecurity risks also derive from human error, fraud or malice on the part of our employees or third parties. Threat actors have attempted, and we expect will continue to attempt, to induce employees, lenders, servicers, vendors, service providers, counterparties or other users of our systems to disclose confidential and other information (including personal information) or provide access to our systems or network, or to our data or that of our counterparties or borrowers, and these types of risks may be difficult to detect or prevent.
The increasing sophistication of artificial intelligence technologies poses a greater risk of identity fraud, as threat actors may exploit artificial intelligence to create convincing false identities or manipulate verification processes. Hybrid or remote working arrangements at our company and many third parties also increases the risk associated with worker identity fraud. Failure to manage these risks or to implement effective countermeasures could lead to unauthorized transactions, financial losses, loss of confidential and other information (including personal information), reputational damage and increased regulatory scrutiny that have a material impact on our business, financial results or financial

Fannie Mae 2025 Form 10-K	37

Risk Factors | Operational and Model Risk
condition. In addition, to the extent that new computing technologies, such as quantum computing, vastly increase the speed and computing power available to threat actors, it increases the risk that encryption and other protective measures we take may be defeated. Emerging technologies may also assist threat actors in finding cybersecurity vulnerabilities, as well as in obfuscating their cyber attacks.
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
Third parties with which we do business and our regulators are also sources of cybersecurity risk. Because we are interconnected with and dependent on third-party vendors, lenders, servicers, exchanges, clearing houses, fiscal and paying agents, and other financial intermediaries, including U.S. FinTech, we could be materially adversely impacted if any of them is subject to a successful cyber attack or other cybersecurity incident. Some of the third parties with which we do business have experienced, and we expect will continue to experience, cybersecurity incidents. While third-party cybersecurity incidents have not had a material impact on our business to date, the inability of a third party with which we do business to meet its obligations to us as a result of a cybersecurity incident, our response to such an incident, or other consequences of the incident could materially adversely affect our business.
We routinely transmit and receive personal, confidential and proprietary information by electronic means. We also share this type of information with regulatory agencies and their vendors. We outsource certain functions and these relationships allow for the external storage and processing of our information, as well as lender, servicer, counterparty and borrower information, including on cloud-based systems. In addition, our lenders and servicers maintain personal, confidential and proprietary information, including borrower personal information. While we engage in actions to mitigate our exposure resulting from our information-sharing activities with lenders, servicers, regulatory agencies, vendors, service providers, counterparties and other third parties to protect against cybersecurity incidents, we cannot ensure that these third parties have appropriate controls in place to protect the confidentiality of the information. An interception, misuse or mishandling of personal, confidential or proprietary information being sent to, received from, or maintained by a lender, servicer, regulatory agency, vendor, service provider, counterparty or other third party could result in legal liability, fines, regulatory action and reputational harm that have a material adverse impact on our business, financial results or financial condition.

Fannie Mae 2025 Form 10-K	38

Risk Factors | Operational and Model Risk
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
Models are inherently imperfect predictors of actual results because they are based on historical data and assumptions regarding factors such as future loan demand, borrower behavior, creditworthiness and home price trends. Other potential sources of inaccurate or inappropriate model results include errors in computer code, inaccurate or incomplete data, misuse of data, or use of a model for a purpose outside the scope of the model’s design. Modeling often assumes that historical data or experience can be relied upon as a basis for forecasting future events, an assumption that may be especially tenuous in the face of unprecedented events, such as the COVID-19 pandemic. The introduction of new products or activities also presents modeling challenges and risks, as there may be limited or no historical performance data available upon which to train our models.
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
We also use third-party models that expose us to additional risks beyond those for internally-developed models. We often have limited visibility into the third-party’s model methodology and change management process. In addition, in some instances we rely on third-party data providers to develop and provide estimates and other data for our models.
This reliance on third-party data providers exposes us to risk should the data provider cease to provide the data going forward, change its methodology or fail to meet our data quality standards, which could require that we find a suitable replacement for the data and could result in the need to re-estimate our models with the new data, or we may be required to operate our models without the data.
We currently use artificial intelligence and machine learning techniques in our models, and expect to increase our use of these modeling techniques. The use of new artificial intelligence and machine learning technology in our models presents risks, such as the risk of undetected bias in the model and the limited ability to understand and challenge the model due to a limited ability to observe the internal workings of many machine learning models. Further, we use artificial intelligence models developed by third parties, and, to that extent, are dependent in part on the manner in which those third parties develop and train their models, including risks arising from the inclusion of any unauthorized

Fannie Mae 2025 Form 10-K	39

Risk Factors | Operational and Model Risk
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
Errors were previously discovered in some of the models we use, and we continue to have deficiencies in our current processes for managing model risk. And we have experienced instances where model failures have adversely affected our business and risk management decisions, and resulted in errors in our external disclosures. As noted in “MD&A—
Risk Management—Model Risk Management,” we have completed remediation of our model governance and standards, and are in the process of implementing the updated governance and standards across our modeling inventory. Until these remediation activities are completed, we face a higher risk that we may make inappropriate business or risk management decisions based on unreliable model outputs that could materially negatively affect our financial results and condition, and result in material errors in our external disclosures that create regulatory and reputational risk.
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
U.S. banking regulators currently recognize our debt as a high quality liquid asset for U.S.-regulated financial institutions. Any regulatory or other changes causing our debt to no longer be considered a high quality liquid asset could significantly increase our debt funding costs or reduce our ability to issue debt.
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
Our liquidity contingency plans may be difficult or impossible to execute during a sustained market liquidity crisis. If the financial markets experience substantial volatility in the future, it could significantly adversely affect the amount, mix and cost of funds we obtain, as well as our liquidity position. If we cannot access the unsecured debt markets, our ability to repay maturing indebtedness and fund our operations could be significantly impaired. In this event, our alternative source of liquidity, our corporate liquidity portfolio, may not be sufficient to meet our liquidity needs. As noted in “MD&A

Fannie Mae 2025 Form 10-K	40

Risk Factors | Liquidity Risk
—Retained Mortgage Portfolio,” we expect to continue to increase our holdings of agency MBS and intend to fund these purchases primarily through cash from business operations, the sale of assets in our corporate liquidity portfolio and the issuance of additional debt securities. As a result, the size of our corporate liquidity portfolio may decline from its current level.
A decrease in the credit ratings on our senior unsecured debt could increase our borrowing costs and have an adverse effect on our ability to issue debt on reasonable terms, particularly if such a decrease were not based on a similar action on the credit ratings of the U.S. government. A decrease in our credit ratings could also require that we post additional collateral for our derivatives contracts.
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
Because we rely on the U.S. government for capital support, in recent years, when a rating agency has taken an action relating to the U.S. government’s credit rating, they have taken a similar action relating to our ratings at approximately the same time. S&P Global Ratings (“S&P”), Moody’s Ratings (“Moody’s”) and Fitch Ratings (“Fitch”) have all indicated
that they would likely lower their ratings on the debt of Fannie Mae and certain other government-related entities if they were to lower their ratings on the U.S. government. As a result, if a failure to raise the debt limit, a government shutdown or other event results in downgrades of the government’s credit rating, our credit ratings are likely to be similarly downgraded.
A reduction in our credit ratings could also cause certain derivatives counterparties to demand that we post additional collateral for our derivative contracts or to terminate our contracts. Additionally, a reduction in our credit ratings could reduce investor demand for our MBS. Our credit ratings, ratings outlook and additional collateral requirements are described in “MD&A—Liquidity and Capital Management—Liquidity Management—Credit Ratings” and “Note 9,
Derivative Instruments.”
Market and Industry Risk
Changes in interest rates or limitations on our ability to manage interest-rate risk successfully could materially adversely affect our financial results and condition, and increase our interest-rate risk.
We are subject to interest-rate risk, which is the risk that movements in interest rates will adversely affect the value of our assets or liabilities or our future earnings or capital. Our exposure to interest-rate risk primarily arises from two sources: (1) our “net portfolio,” which we define as: our retained mortgage portfolio assets, our corporate liquidity portfolio, outstanding debt of Fannie Mae, mortgage commitments and risk management derivatives; and (2) our consolidated MBS trusts. We describe these risks and how we manage these risks in “MD&A—Risk Management—
Market Risk Management, including Interest-Rate Risk Management.” Changes in interest rates affect both the value of our mortgage and other assets and prepayment rates on our mortgage loans, which could have a material adverse effect on our financial results and condition, as well as our liquidity. Changes in interest rates also affect the earnings on our investments in our corporate liquidity portfolio and retained mortgage portfolio. The impact on our business and financial results from changes in interest rates can depend on many factors, including but not limited to the size and composition of our retained mortgage portfolio, corporate liquidity portfolio and guaranty book of business, as well as market and economic conditions.
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
Although we have a hedge accounting program that is designed to reduce the volatility of our financial results associated with changes in benchmark interest rates, our hedge accounting program does not eliminate all potential earnings volatility associated with changes in interest rates. Decreasing interest rates would likely reduce the amounts

Fannie Mae 2025 Form 10-K	41

Risk Factors | Market and Industry Risk
that we earn on our corporate liquidity portfolio, as we tend to earn lower yields on this portfolio in a declining interest rate environment.
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
Changes in interest rates also can affect our loss reserves and provision for credit losses. When interest rates increase, our credit losses from loans with adjustable payment terms may increase as borrower payments increase at their reset dates, which increases the borrower’s risk of default. Rising interest rates may also reduce the opportunity for these borrowers to refinance into a fixed-rate loan. Similarly, many borrowers may have additional debt obligations, such as home equity lines of credit and second liens, that also have adjustable payment terms. If a borrower’s payment on his or her other debt obligations increases due to rising interest rates or a change in amortization, it increases the risk that the borrower may default on a loan we own or guarantee. Rising interest rates also typically reduce expected future loan prepayments, which tends to lengthen the expected life of our loans and therefore generally increases the probability of default on the loans and therefore our loss reserves. When interest rates decrease, it can result in an increase in our acquisition of refinance loans; the enterprise regulatory capital framework requires higher capital on refinance loans than on purchase loans.
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
We can experience losses from changes in the spreads between our financial assets, including mortgage purchase and sale commitments, and our financial liabilities, including the derivatives we use to hedge our position. Changes in market conditions, including changes in interest rates, liquidity, prepayment and default expectations, and the level of uncertainty in the market for a particular asset class may cause fluctuations in spreads. Changes in mortgage spreads have contributed to significant volatility in our financial results in certain periods, due to fluctuations in the estimated fair value of the financial instruments that we mark to market through our earnings, and this could occur again in a future period. Changes in mortgage spreads could cause significant fair value losses, and could adversely affect our near-term financial results and net worth. If our agency MBS holdings increase as we expect, as described in “MD&A—Retained
Mortgage Portfolio,” it will increase our exposure to spread risk. Spread risk is intrinsic to our business model. While we monitor our spread risk exposure and manage the risk where feasible and appropriate, we do not seek to fully mitigate this risk and accept some level of spread risk. See “MD&A—Risk Management—Market Risk Management, including
Interest-Rate Risk Management—Other Market Risk” for additional discussion of spread risk.
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
In general, a prolonged period of slow growth in the U.S. economy or a deterioration or volatility in general economic conditions or financial markets could materially adversely affect our results of operations, net worth and financial condition. Our business is significantly affected by the status of the U.S. economy, including home prices and

Fannie Mae 2025 Form 10-K	42

Risk Factors | Market and Industry Risk
employment trends, as well as economic growth rates, interest rates and inflation rates. For example, see a risk factor above in “Credit Risk” for a discussion of how worsening economic conditions could negatively affect the credit performance of loans in our guaranty book of business and result in materially higher provisions for credit losses and write-offs. Deterioration in economic conditions also typically results in reduced housing market activity, which reduces our business volume. As noted in a risk factor above, a reduction in our business volume can reduce our net interest income and adversely affect our financial results.
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
Volatility or uncertainty in global, regional or domestic political conditions also can significantly affect economic conditions and financial markets, including volatility or uncertainty in connection with additional changes the
Administration may implement relating to trade, fiscal or immigration policies. Global, regional or domestic political unrest also could affect growth and financial markets.
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
Legal and Regulatory Risk
Regulatory changes in the financial services industry and shifts in monetary policy may negatively impact our business.
Changes in the regulation of the financial services industry are affecting and are expected to continue to affect many aspects of our business. Such changes could affect our business directly or indirectly if they affect our lenders and other counterparties. The Administration or Congress may implement changes in the regulation of the financial services industry or in fiscal or monetary policy that substantially affect our business and financial results, including investor demand for our debt securities, MBS and credit risk transfer transactions, the amount and credit quality of the loans we acquire, and the servicing of our loans. For example, changes in regulations applicable to U.S. banks could affect the volume and characteristics of mortgage loans available in the market for us to purchase, and could also affect demand for our MBS and debt securities, as U.S. banks purchase a large amount of our MBS and debt securities. New or revised liquidity or capital requirements applicable to U.S. banks could materially affect banks’ willingness to deliver loans to us and to service our loans, as well as demand by those banks for our MBS and debt securities. In addition, developments in connection with the single-counterparty credit limit regulations, including those taken in anticipation of our potential future exit from conservatorship, could also cause our lenders and investors to change their business practices.
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
Legislative, regulatory or judicial actions at the federal, state or local level could negatively impact our business, results of operations, financial condition, liquidity or net worth. Legislative, regulatory or judicial actions could affect us in a number of ways, including by imposing significant additional costs on us, diverting management attention or other resources from other matters, or increasing our operational risk. We could also be affected by:

Fannie Mae 2025 Form 10-K	43

Risk Factors | Legal and Regulatory Risk
•Further actions taken by the U.S. Congress, Treasury, the Federal Reserve, FHFA or other national, state or local government agencies or legislatures in response to emergencies, such as expanding or extending our obligations to help borrowers, renters or counterparties.
•Designation as a systemically important financial institution by the Financial Stability Oversight Council
(“FSOC”). We have not been designated as a systemically important financial institution; however, FSOC announced in 2020 that it will continue to monitor the secondary mortgage market activities of the government-
sponsored enterprises to ensure potential risks to financial stability are adequately addressed. Designation as a systemically important financial institution would result in our becoming subject to additional regulation and oversight by the Federal Reserve Board.
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
We operate in a highly regulated industry and are subject to heightened supervision from FHFA, as both our regulator and our conservator. Our compliance systems and programs may not be adequate to confirm that we are in compliance with all legal, regulatory, and other requirements as the requirements continue to evolve. We also rely upon third parties and their respective compliance risk management programs. The failure or limits of any such third-party compliance programs may expose us to legal and compliance risk. Our reliance on and interdependence with third parties is further illustrated by the number and complexity of our contracts. These contracts expose us to the risk that we could fail to perform our obligations in a satisfactory manner and that a contractual counterparty could commence legal proceedings against us for deficiencies related to our performance. If we fail to comply with our legal and regulatory obligations, it could result in enforcement actions, investigations, fines, monetary and other penalties, additional restrictions on our business activities imposed by FHFA, and harm to our reputation that may adversely affect our results of operations and financial condition.
Privacy and cybersecurity are currently areas of considerable legislative and regulatory attention, with new or modified laws, regulations, rules and standards being frequently adopted and potentially subject to divergent interpretation or application in different jurisdictions in a manner that may create inconsistent or conflicting requirements for businesses.
The uncertainty created by these legislative and regulatory developments is compounded by the rapid pace of technology development, including in artificial intelligence and quantum computing, that affect the use or security of data, including personal information. Our business manages and holds a large volume of data, including a large volume of personal information. Privacy and cybersecurity laws and regulations often impose strict requirements on the collection, storage, handling, use, disclosure, transfer, security, and other processing of personal information. These laws and regulations, combined with our evolving data footprint, may increase our compliance costs and require additional changes to our business and operations. An actual or perceived failure to comply with these laws and regulations or contractual obligations by us, or by our lenders, servicers, vendors, service providers, counterparties and our other third parties, could result in legal liabilities, fines, regulatory action and reputational harm that have a material adverse impact on our business, financial results and financial condition. In addition, compliance with new or changing laws, regulations or industry standards relating to artificial intelligence may impose significant additional operational risks and costs.
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
on our business, results of operations, financial condition, liquidity and net worth. For example, due to a judgment against us in two cases consolidated for trial in the U.S. District Court for the District of Columbia, which are described in “Note 17, Commitments and Contingencies” and “Legal Proceedings,” we accrued a total of $545 million from 2023

Fannie Mae 2025 Form 10-K	44

Risk Factors | Legal and Regulatory Risk
through 2025 relating to the jury verdict and related awards of prejudgment and post-judgment interest. Any legal proceeding or governmental investigation, even if resolved in our favor, could result in negative publicity, reputational harm or cause us to incur significant legal and other expenses. In addition, responding to these matters could divert significant internal resources away from managing our business.
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
Because our financial statements involve estimates for amounts that are very large, even a small change in the estimate can have a significant impact for the reporting period. For example, because of the large size of our allowance for loan losses, even a change that has a small impact relative to the size of this allowance can have a meaningful impact on our results for the quarter in which we make the change.
Many of our accounting methods involve substantial use of models, which are inherently imperfect predictors of actual results because they are based on historical data and assumptions to project future events. For example, we use models to determine expected lifetime losses on loans and certain other financial instruments. Our actual results could differ significantly from those generated by our models. As a result, the estimates that we use to prepare our financial statements, as well as our estimates of our future results of operations, may be inaccurate, perhaps significantly. For more discussion of the risks associated with our use of models, see a risk factor in “Operational and Model Risk” above.
Item 1B.  Unresolved Staff Comments
None.
Item 1C.  Cybersecurity
Cybersecurity Risk Management and Strategy
Overview
Cybersecurity risk is a key operational risk that we face; therefore, managing cybersecurity risk is an inherent part of our business activities. We describe the material cybersecurity risks we face in “Risk Factors—Operational and Model Risk.”
Cybersecurity Risk Management Program
We have developed and continue to enhance our cybersecurity risk management program as we seek to protect the security of our information systems, software, networks and other technology assets against unauthorized attempts to access confidential information and data or to disrupt or degrade business operations. Our cybersecurity risk management program has evolved, and continues to evolve, based on the changing needs of our business, the evolving threat environment, and evolving legal and regulatory requirements.
We design and assess our cybersecurity risk management program based on the National Institute of Standards and
Technology Framework for Improving Critical Infrastructure Cybersecurity (the “NIST Cybersecurity Framework”). While
we generally consult the NIST Cybersecurity Framework when designing and assessing our cybersecurity risk management program, we have not implemented and do not plan to implement all categories and subcategories included in the framework. We use the framework as a guide to help us identify, assess and manage cybersecurity risks relevant to our business based on our current understanding of the cybersecurity threat environment.

Fannie Mae 2025 Form 10-K	45

Cybersecurity | Cybersecurity Risk Management and Strategy
Integration into Enterprise Risk Management Framework
Our cybersecurity risk management program is integrated into our overall Enterprise Risk Management framework, which is described in “MD&A—Risk Management—Overview.” Our Enterprise Response Framework establishes the reporting structure and escalation process for managing all enterprise incidents, including cybersecurity-related incidents. The framework defines the relationship and notification steps among the various crisis management stakeholders, including the Board of Directors, the Management Committee, the CEO, other members of the executive leadership team, the crisis manager and crisis management coordinators. See “Cybersecurity Governance—
Management Role” for a description of the oversight role of the Corporate Risk & Compliance division, Internal Audit and the management-level Technology & Third Party Risk Committee and Enterprise Risk Committee relating to cybersecurity risk management.
Cybersecurity Risk Management Strategy
Overview and Goal. Fannie Mae has a multilayered cybersecurity defense strategy. We take a risk-based defense-in-
depth approach that prioritizes the highest impact events and employs overlapping layers of protection. Our cybersecurity threat operations operate with the goal of identifying, preventing, and mitigating cybersecurity threats and responding to cybersecurity incidents in accordance with incident response and recovery plans.
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
Backup Data Storage. We have both internal and external third-party backup data storage to help protect our data from cybersecurity incidents. We test our internal backup restoration process on a regular basis.
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
Role of External Consultants, Vendors and Other Third Parties
We regularly use external consultants and vendors to assist in our assessment and management of cybersecurity risks, including employing third parties to evaluate the security of our networks and our approach to cybersecurity risk management, such as external vendors that conduct penetration testing against our network on at least an annual basis, an external vendor that reviews and tests our cybersecurity incident response plan on at least an annual basis, and external vendors that support our network event alerting and detection capabilities. We also have external vendors on retainer to assist with cybersecurity incident response activities if requested.
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
that defines specified triggers for assessing and reporting cyber-related third-party risks and events. Pursuant to this framework, we have implemented both preventive and detective controls to mitigate cybersecurity risks posed by third parties.

Fannie Mae 2025 Form 10-K	46

Cybersecurity | Cybersecurity Risk Management and Strategy
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
Cybersecurity Governance
Overview
We address the risk from cybersecurity threats using a cross-functional approach, involving management personnel from our technology, operations, legal, corporate risk & compliance, internal audit and other key business functions in an ongoing dialogue regarding cybersecurity threats and incidents. As described in “Board Oversight” below, management also regularly reports to the Risk Policy and Capital Committee of the Board on cybersecurity risk matters.
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
The Risk Policy and Capital Committee of the Board discusses cybersecurity risk matters with management throughout the year. Senior management team members, such as the Chief Security Officer or Deputy Chief Risk Officer of Non-
Financial Risk & Compliance, report to the Risk Policy and Capital Committee and/or the Board on matters such as updates on our cybersecurity risk management program, resiliency, and external cybersecurity developments, threats and risks. The company has procedures to escalate information regarding certain cybersecurity incidents to the Board
Chair. At least once every two years, the Risk Policy and Capital Committee reviews and approves the company’s
Cybersecurity Risk Policy and Operational Risk Policy.
Management Role
Our Chief Security Officer leads our Information Security organization, which has primary responsibility for assessing and managing our cybersecurity risks. Our Chief Security Officer has principal management responsibility for overseeing the company’s cybersecurity risk management program. Our Chief Security Officer reports to our Chief
Control Officer and Head of Enterprise Operations.
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
As appropriate, multidisciplinary teams are deployed to address cybersecurity threats and to respond to cybersecurity incidents in accordance with the company’s incident response processes. The Information Security organization and
Corporate Risk & Compliance division are informed about and monitor the prevention, detection and mitigation of cybersecurity incidents through risk and control assessments, targeted reviews, scenario analysis, and monitoring of risk metrics. The company’s performance in managing cybersecurity risk is reported to the Technology & Third Party
Risk Committee, the Enterprise Risk Committee and the Risk Policy and Capital Committee of the Board of Directors.
As noted above, the Board has delegated oversight responsibility at the management level for risk-related matters to the
Enterprise Risk Committee, members of which include senior leaders throughout the company. The Enterprise Risk
Committee has delegated primary responsibility for management-level oversight of cybersecurity risk management to the Technology & Third Party Risk Committee. The Technology & Third Party Risk Committee receives reports on cybersecurity risk matters on a regular basis from the company’s Chief Security Officer. The Technology & Third Party
Risk Committee reviews and approves the company’s management-level cybersecurity risk policies and standards. The

Fannie Mae 2025 Form 10-K	47

Cybersecurity | Cybersecurity Governance
Technology & Third Party Risk Committee also reviews and monitors metrics relating to cybersecurity risk. The
Technology & Third Party Risk Committee escalates matters to the Operational Risk Committee or the Enterprise Risk
Committee as appropriate.
The company’s Corporate Risk & Compliance division provides risk-based independent oversight of cybersecurity risk management performed by the Information Security organization. Members of the Corporate Risk & Compliance division chair the Technology & Third Party Risk Committee and the Enterprise Risk Committee.
The company’s Internal Audit organization audits the Corporate Risk & Compliance division’s oversight of cybersecurity risk management and also independently tests the effectiveness of the company’s cybersecurity risk management and governance. Members of the Internal Audit organization participate as non-voting members of both the Technology &
Third Party Risk Committee and the Enterprise Risk Committee.
Management Expertise
Chief Security Officer
Our Chief Security Officer has over 21 years of professional experience in information security, including over 1 year in his current position, over 8 years as Fannie Mae’s Chief Information Security Officer (2016-2024) and over 1 year as
Fannie Mae’s Deputy Chief Information Security Officer. Our Chief Security Officer holds a graduate degree in information technology management.
Technology & Third Party Risk Committee
Members of the Technology & Third Party Risk Committee include officers with expertise in cybersecurity risk oversight, such as the Chief Security Officer described above and the head of our Technology and Third Party Risk Oversight department. As of December 2025, several members of the Technology & Third Party Risk Committee had prior work experience in cybersecurity and several had a relevant degree or certification, or other knowledge, skills or background in cybersecurity.
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
Senior Preferred Stock Purchase Agreements Litigation
Since June 2013, preferred and common stockholders of Fannie Mae and Freddie Mac filed lawsuits in multiple federal courts against one or more of the United States, Treasury and FHFA, challenging actions taken by the defendants relating to the Fannie Mae and Freddie Mac senior preferred stock purchase agreements and the conservatorships of
Fannie Mae and Freddie Mac. Some of these lawsuits also contain claims against Fannie Mae and Freddie Mac. The

Fannie Mae 2025 Form 10-K	48

Legal Proceedings
legal claims being advanced by one or more of these lawsuits include challenges to the net worth sweep dividend provisions of the senior preferred stock that were implemented pursuant to August 2012 amendments to the agreements, the payment of dividends to Treasury under the net worth sweep dividend provisions, and FHFA’s decision to require Fannie Mae and Freddie Mac to draw funds from Treasury to pay dividends to Treasury prior to the August
2012 amendments. The plaintiffs seek various forms of equitable and injunctive relief as well as damages. The cases that remain pending or were terminated after September 30, 2025 are as follows:
District of Columbia (In re Fannie Mae/Freddie Mac Senior Preferred Stock Purchase Agreement Class Action
Litigations and Fairholme Funds v. FHFA). Fannie Mae is a defendant in two cases filed in the U.S. District Court for the
District of Columbia, including a consolidated class action. The cases were consolidated for trial, and on August 14,
2023, the jury returned a verdict for the plaintiffs and awarded damages of $299.4 million to Fannie Mae preferred stockholders. On March 20, 2024, the court entered final judgment and set the amount of prejudgment interest owed by
Fannie Mae at $199.7 million. Defendants filed a notice of appeal on April 11, 2025, and plaintiffs filed a notice of cross appeal on April 25, 2025. See “Note 17, Commitments and Contingencies” for additional information.
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
U.S. Court of Federal Claims (Fisher et al. v. United States of America). On December 2, 2013, common stockholders of Fannie Mae filed a lawsuit against the United States that listed Fannie Mae as a nominal defendant. The plaintiffs alleged that the net worth sweep dividend provisions of the senior preferred stock that were implemented pursuant to the August 2012 amendment constituted a taking of Fannie Mae’s property without just compensation in violation of the
U.S. Constitution. On February 15, 2023, the court issued an order for plaintiffs to show cause why their claims should not be dismissed, as claims similar to theirs brought by other Fannie Mae stockholders in other cases against the United
States had been dismissed by the court. On September 1, 2023, the court dismissed the case with prejudice. On August
12, 2025, the U.S. Court of Appeals for the Federal Circuit affirmed the trial court’s order dismissing the case. The plaintiffs did not file a petition with the Supreme Court seeking further review by the November 10, 2025 deadline, and the case is now concluded.
Item 4.  Mine Safety Disclosures
None.

Fannie Mae 2025 Form 10-K	49

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
02021.
Holders
As of January 29, 2026, we had approximately 6,800 registered holders of record of our common stock. In addition, as of January 29, 2026, Treasury held a warrant giving it the right to purchase shares of our common stock equal to 79.9%
of the total number of shares of our common stock outstanding on a fully diluted basis on the date of exercise.
Recent Sales of Unregistered Equity Securities
Under the terms of our senior preferred stock purchase agreement with Treasury, we are prohibited from selling or issuing our equity interests without the prior written consent of Treasury except under limited circumstances described in
“Business—Conservatorship and Treasury Agreements—Treasury Agreements—Covenants.”
During the quarter ended December 31, 2025, we did not sell any equity securities.
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
Our Purchases of Equity Securities
We did not repurchase any of our equity securities during the fourth quarter of 2025.
Dividends
As described in “Business—Conservatorship and Treasury Agreements,” our conservator has eliminated dividends on our common and preferred stock (other than dividends on the senior preferred stock) during the conservatorship. In addition, under the current terms of our senior preferred stock purchase agreement with Treasury, we may not pay dividends or make other distributions on or repurchase our equity securities (other than the senior preferred stock)
without the prior written consent of Treasury.

Fannie Mae 2025 Form 10-K	50

MD&A | Key Market Economic Indicators
Item 6.  [Reserved]
Item 7.  Management’s Discussion and Analysis of Financial Condition
and Results of Operations
You should read this MD&A together with our consolidated financial statements and the accompanying notes included in this report. This MD&A does not discuss 2023 performance or a comparison of 2023 versus 2024 performance for select areas where we have determined the omitted information is not necessary to understand our current-period financial condition, changes in our financial condition, or our results. The omitted information may be found in our 2024
Form 10-K, filed with the SEC on February 14, 2025, in MD&A sections titled “Consolidated Results of Operations,”
“Single-Family Business,” “Multifamily Business,” and “Liquidity and Capital Management.”
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
Market Interest Rates
Selected Market Interest Rates

6.85%
6.61%
6.42%
6.15%
5.83%
5.39%
5.38%
5.04%
4.57%
4.30%
5.25%
4.17%
4.49%
3.11%
3.88%
3.88%
3.87%
2.07%
1.51%
0.05%
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
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

Fannie Mae 2025 Form 10-K	51

MD&A | Key Market Economic Indicators
credit risk on our guaranty book of business, which consists of upfront and base guaranty fees. Since we amortize upfront guaranty fees over the contractual life of the loan, when a loan prepays, the remaining upfront fees on the loan are recognized as income in that period. In a rising interest-rate environment, our mortgage loans generally prepay more slowly as borrowers are less likely to refinance, which typically results in lower deferred guaranty fee income as those upfront fees are amortized into interest income over a longer period of time. Conversely, in a declining interest-rate environment, our mortgage loans generally prepay faster as borrowers are more likely to refinance, typically resulting in higher deferred guaranty fee income as loan prepayments accelerate the realization of those upfront fees as interest income. However, since most of the loans in our single-family guaranty book of business continue to have mortgage interest rates meaningfully below the current prevailing rate as of December 31, 2025, we may not experience higher deferred guaranty fee income in a declining interest-rate environment unless mortgage interest rates drop to a level that is low enough to incentivize more borrowers to refinance. Interest rates also affect the amount of interest income we earn on our assets. Our corporate liquidity portfolio and certain mortgage-related assets typically earn more interest income in a higher interest-rate environment and less interest income in a lower interest-rate environment. On our corporate debt, we typically pay more interest in a higher interest-rate environment and less interest in a lower interest-rate environment. See “Consolidated Results of Operations—Net Interest
Income” for a discussion of how interest rate changes impacted our financial results and for information on the interest rates of the loans in our single-family conventional guaranty book of business compared to the prevailing average 30-year fixed-rate mortgage rate as of year-end 2025.
•Fair value gains (losses). We have exposure to fair value gains and losses resulting from changes in interest rates, primarily through our trading securities, mortgage commitment derivatives and risk management derivatives, which we mark to market through earnings. We apply fair value hedge accounting to address some of this exposure to interest rates. For more information about our fair value gains (losses), see “Consolidated
Results of Operations—Fair Value Gains (Losses), Net.”
•(Provision) benefit for credit losses. When mortgage interest rates increase, our expected credit losses on loans generally increase because (1) we expect fewer borrowers will refinance their loans, thereby extending the expected life of the loan, which increases our expectation of loss and (2) borrowers with adjustable-rate loans or multifamily loans with balloon balances due at maturity face increased costs and a reduced ability to refinance. This increase in our expectation of loss contributes to our provision for credit losses. Conversely, when mortgage interest rates decrease, our expectation of loss generally decreases, which reduces our provision for credit losses. For more information on our (provision) benefit for credit losses, see “Consolidated
Results of Operations—(Provision) Benefit for Credit Losses.”
The U.S. weekly average 30-year fixed-rate mortgage rate decreased to 6.15% at the end of the fourth quarter of 2025, compared to 6.30% at the end of the third quarter of 2025 and 6.85% at the end of the fourth quarter of 2024.
Home Prices
Single-Family Annual Home Price Growth Rate(1)
(1) Calculated internally using property data on loans purchased by Fannie Mae, Freddie Mac, and other third-party home sales data. Fannie
Mae’s home price index is a weighted repeat transactions index, measuring average price changes in repeat sales on the same properties.
Fannie Mae’s home price index excludes prices on properties sold in foreclosure. Fannie Mae’s home price growth rates represent estimates based on non-seasonally adjusted preliminary data and are subject to change as additional data becomes available.

Fannie Mae 2025 Form 10-K	52

MD&A | Key Market Economic Indicators
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
We currently estimate home prices on a national basis increased by 3.0% in 2025. We expect home price growth of
2.4% on a national basis in 2026. We also expect regional variation in the timing and rate of home price changes.
Economic Activity
GDP and Unemployment Rate
(1)Real GDP growth (decline) is based on the quarterly series calculated by the Bureau of Economic Analysis and is subject to revision.
(2)According to the U.S. Bureau of Labor Statistics and subject to revision.
How GDP and the Unemployment Rate Can Affect Our Financial Results
•Changes in U.S. gross domestic product (“GDP”) and the unemployment rate can affect several mortgage market factors, including the demand for both single-family and multifamily housing and the level of loan delinquencies, which impact credit losses.
•Economic growth is a key factor for the performance of mortgage-related assets. In a growing economy, employment and income typically rise, thus allowing borrowers to meet payment requirements, existing homeowners to consider purchasing and moving to another home, and renters to consider becoming homeowners. Homebuilding typically increases to meet the rise in demand. Mortgage delinquencies typically fall in an expanding economy, thereby decreasing credit losses.
•In a slowing economy, income growth and housing activity typically slow, followed by softening employment. As an economic slowdown intensifies, households typically reduce their spending, further accelerating the slowdown. An economic slowdown can lead to employment losses, impairing the ability of borrowers and renters to meet mortgage and rental payments, thus causing loan delinquencies to rise.
GDP increased in the first three quarters of 2025. Bureau of Economic Analysis GDP data for the fourth quarter of 2025 was not available at the time of filing this report. However, we anticipate that the fourth quarter 2025 GDP report will show growth, and that GDP will continue to grow in 2026. The unemployment rate was 4.4% in December 2025, flat from September 2025. We expect the unemployment rate to remain relatively stable in 2026.
The impact of trade, fiscal, monetary, regulatory, and immigration policies, and geopolitical events, is uncertain and could materially impact our outlook for interest rates, home price growth, and economic growth.
See “Risk Factors—Credit Risk” and “Risk Factors—Market and Industry Risk” for further discussion of risks to our business and financial results associated with interest rates, home prices, and economic conditions.

Fannie Mae 2025 Form 10-K	53

MD&A | Consolidated Results of Operations
Consolidated Results of Operations

This section discusses our consolidated results of operations and should be read together with our consolidated financial statements and the accompanying notes.
In the third quarter of 2025, we made a change in accounting principle, which has been applied retrospectively to the consolidated balance sheets and consolidated statements of cash flows. In the third and fourth quarters of 2025, we also revised the presentation of certain items in the consolidated statements of operations and other comprehensive income, and prior periods have been recast accordingly. Refer to “Note 1, Summary of Significant Accounting Policies—
Basis of Presentation” for a description of these changes in accounting principle and presentation.

Summary of Consolidated Results of Operations
	For the Year Ended December 31,			Variance
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
	(Dollars in millions)
Net interest income(1)	$28,608	$28,748	$28,773	$(140)	$(25)
Fee and other income	356	321	275	35	46
Net revenues	28,964	29,069	29,048	(105)	21
Fair value gains (losses), net	90	1,821	1,304	(1,731)	517
Investment gains (losses), net(2)	105	(96)	(265)	201	169
Other gains (losses), net	195	1,725	1,039	(1,530)	686
(Provision) benefit for credit losses	(1,606)	186	1,670	(1,792)	(1,484)
Non-interest expense:
Administrative expenses(3)	(3,579)	(3,619)	(3,445)	40	(174)
Legislative assessments(4)	(3,749)	(3,766)	(3,745)	17	(21)
Credit enhancement expense(5)	(1,656)	(1,641)	(1,512)	(15)	(129)
Other income (expense), net(2)(6)	(586)	(685)	(1,099)	99	414
Total non-interest expense	(9,570)	(9,711)	(9,801)	141	90
Income before federal income taxes	17,983	21,269	21,956	(3,286)	(687)
Provision for federal income taxes	(3,619)	(4,291)	(4,548)	672	257
Net income	$14,364	$16,978	$17,408	$(2,614)	$(430)
Total comprehensive income	$14,355	$16,975	$17,405	$(2,620)	$(430)
(1)Includes net interest income generated by the 10 basis point guaranty fee increase we implemented pursuant to the Temporary Payroll Tax
Cut Continuation Act of 2011, and as extended by the Infrastructure Investment and Jobs Act, which is paid to Treasury and not retained by
us. We refer to this as TCCA fees, or income related to TCCA.
(2)Beginning in the fourth quarter of 2025, we changed the presentation of debt extinguishment gains and losses from “Other income
(expense), net” to “Investment gains (losses), net.” Prior periods have been recast to conform with the current period presentation.
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
substantial majority of mortgage loans underlying our Fannie Mae MBS. Guaranty fees from these mortgage loans account for the difference between the interest income on mortgage loans in consolidated trusts and the interest expense on the debt of consolidated trusts.

Fannie Mae 2025 Form 10-K	54

MD&A | Consolidated Results of Operations
We also earn interest income from our retained mortgage portfolio and corporate liquidity portfolio as described below.
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
As of December 31, 2025, 2024 and 2023, we had $2.0 billion, $2.6 billion and $3.6 billion, respectively, in net cumulative fair value hedge basis adjustments. These adjustments have been or will be amortized as net expenses over the remaining contractual life of the respective hedged items in the “Income (expense) from hedge accounting” line item in the “Components of Net Interest Income” table below. The substantial majority of these hedge basis adjustments relate to our funding debt. See “Note 1, Summary of Significant Accounting Policies” and “Note 9, Derivative
Instruments” for more information about our hedge accounting program.

Fannie Mae 2025 Form 10-K	55

MD&A | Consolidated Results of Operations
Components of Net Interest Income
The table below displays the components of our net interest income from our guaranty book of business, from our portfolios, as well as from hedge accounting.

Components of Net Interest Income
	For the Year Ended December 31,			Variance
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
	(Dollars in millions)
Net interest income from guaranty book of business:
Base guaranty fee income excluding TCCA	$16,980	$16,557	$16,155	$423	$402
Base guaranty fee income related to TCCA	3,424	3,442	3,431	(18)	11
Net deferred guaranty fee income	3,191	3,291	4,003	(100)	(712)
Total net interest income from guaranty book of business	23,595	23,290	23,589	305	(299)
Net interest income from portfolios(1)	5,590	6,298	6,173	(708)	125
Income (expense) from hedge accounting	(577)	(840)	(989)	263	149
Total net interest income	$28,608	$28,748	$28,773	$(140)	$(25)
(1)Includes interest income from assets held in our retained mortgage portfolio and our corporate liquidity portfolio, as well as other assets used to support lender liquidity. Also includes interest expense on our funding debt.
Net interest income decreased by $140 million in 2025 compared with 2024 primarily driven by lower net interest income from portfolios, partially offset by higher base guaranty fee income.
•Lower net interest income from portfolios. Lower net interest income from portfolios in 2025 compared with
2024 was primarily driven by higher costs on long-term funding debt. This was driven by higher average rates on our long-term funding debt as we issued debt in a higher-interest rate environment relative to maturing long-
term debt as well as a higher average balance outstanding.
•Higher base guaranty fee income. Higher base guaranty fee income was primarily driven by higher average guaranty fees on recent single-family acquisitions as well as an increase in our multifamily guaranty book of business.
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
•Higher base guaranty fee income. Higher base guaranty fee income was primarily driven by higher average guaranty fees on recent single-family acquisitions.
•Lower expense from hedge accounting. We had lower expense from hedge accounting in 2024 compared with
2023, primarily driven by lower interest expense on derivatives in hedging relationships.

Fannie Mae 2025 Form 10-K	56

MD&A | Consolidated Results of Operations
Analysis of Unamortized Deferred Guaranty Fees
The following charts present information about the interest rates of the loans in our single-family conventional guaranty book of business as well as information about our deferred guaranty fees.
As shown in the chart below (on the left), most of our single-family conventional guaranty book of business as of
December 31, 2025 had an interest rate lower than the U.S. weekly average 30-year fixed-rate mortgage rate. Per
Freddie Mac’s Primary Mortgage Market Survey®, as of December 31, 2025, the U.S. weekly average interest rate for a single-family 30-year fixed-rate mortgage was 6.15%. Accordingly, even if interest rates decline to 5%, most of the borrowers whose mortgage loans are in our single-family conventional guaranty book of business still would not be incentivized to refinance.
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
discussed in “Key Market Economic Indicators,” the timing of when we recognize deferred guaranty fee income depends on the life of the mortgage loan, which, for single-family in particular, is sensitive to changes in mortgage interest rates as those changes impact the borrowers’ incentive to refinance.

Interest Rates of Single-Family Conventional Guaranty Book of Business Compared with the U.S. Weekly Average 30-Year Fixed-Rate Mortgage Rate	Unamortized Deferred Guaranty Fees
As of December 31, 2025	(Dollars in billions)

$19.0
$16.2
$14.3
12/31/2023
12/31/2024
12/31/2025

—	Represents the U.S. weekly average 30-year fixed-rate mortgage rate as of December 31, 2025, according to Freddie Mac’s Primary Mortgage Market Survey®.	—
Represents the net unamortized cost basis adjustment
balance that will be amortized and recognized through
deferred guaranty fee income over the remaining
contractual life of the mortgage loans or debt.

—	Represents the percentage of single-family conventional guaranty book of business by select interest rate band based on the current interest rate of the mortgage loans.

Fannie Mae 2025 Form 10-K	57

MD&A | Consolidated Results of Operations
The amount of deferred guaranty fee income we record can vary and is primarily impacted by: (1) the amount of upfront fees we charge on single-family mortgage loans, (2) changes in interest rates, which affect the premiums and discounts we record on newly acquired mortgage loans and newly created debt of consolidated trusts, and (3) the amount by which premiums and discounts on existing loans and debt of consolidated trust are different compared to newly acquired loans and debt. The balance of our unamortized deferred guaranty fees decreased as of December 31, 2025, compared with December 31, 2024, largely as a result of amortization of existing upfront fees on single-family loans and premiums of existing MBS debt. In addition, interest-rate-driven pricing changes resulted in fewer premiums on newly issued MBS debt relative to MBS debt that amortized, which further reduced the balance of unamortized deferred guaranty fees.
Analysis of Net Interest Income
The table below displays an analysis of our net interest income, average balances and related yields earned on assets and incurred on liabilities. For most components of the average balances, we use a daily weighted average of the UPB net of unamortized cost basis adjustments. When daily average balance information is not available, such as for mortgage loans, we use monthly averages.

Analysis of Net Interest Income and Yield(1)
	For the Year Ended December 31,
	2025			2024			2023
	Average Balance	Interest Income/ (Expense)	Average Rates Earned/ Paid	Average Balance	Interest Income/ (Expense)	Average Rates Earned/ Paid	Average Balance	Interest Income/ (Expense)	Average Rates Earned/ Paid
	(Dollars in millions)
Interest-earning assets:
Cash	$11,575	$495	4.28%	$11,618	$607	5.22%	$11,623	$594	5.11%
Securities purchased under agreements to resell	76,751	3,354	4.37	78,451	4,170	5.32	86,486	4,427	5.12
Investments in securities	78,239	2,438	3.12	58,863	1,430	2.43	55,329	1,257	2.27
Mortgage loans:
Mortgage loans of Fannie Mae	53,692	2,231	4.16	51,403	2,288	4.45	52,074	2,438	4.68
Mortgage loans of consolidated trusts	4,081,061	149,918	3.67	4,091,884	141,864	3.47	4,082,569	130,796	3.20
Total mortgage loans(2)	4,134,753	152,149	3.68	4,143,287	144,152	3.48	4,134,643	133,234	3.22
Advances to lenders	3,297	182	5.52	3,174	207	6.52	3,137	202	6.44
Total interest-earning assets	$4,304,615	$158,618	3.68%	$4,295,393	$150,566	3.51%	$4,291,218	$139,714	3.25%
Interest-bearing liabilities:
Short-term funding debt	$14,177	$(585)	4.13%	$11,674	$(595)	5.10%	$13,440	$(672)	5.00%
Long-term funding debt	115,506	(5,036)	4.36	108,579	(4,276)	3.94	117,979	(4,039)	3.42
Total debt of Fannie Mae	129,683	(5,621)	4.33	120,253	(4,871)	4.05	131,419	(4,711)	3.58
Debt securities of consolidated trusts held by third parties	4,064,519	(124,389)	3.06	4,082,271	(116,947)	2.86	4,083,997	(106,230)	2.60
Total interest-bearing liabilities	$4,194,202	$(130,010)	3.10%	$4,202,524	$(121,818)	2.90%	$4,215,416	$(110,941)	2.63%
Net interest income/net interest yield		$28,608	0.66%		$28,748	0.67%		$28,773	0.67%
(1)Includes the effects of discounts, premiums and other cost basis adjustments, including basis adjustments related to hedge accounting.
(2)Average balance includes mortgage loans on nonaccrual status. Interest income includes loan fees of $3.0 billion, $2.8 billion and
$2.8 billion for the years ended 2025, 2024 and 2023, respectively. Loan fees primarily consist of yield maintenance revenue we recognized on the prepayment of multifamily mortgage loans and the amortization of upfront cash fees exchanged when we acquire the mortgage loan.

Fannie Mae 2025 Form 10-K	58

MD&A | Consolidated Results of Operations
The table below displays the change in our net interest income between periods and the extent to which that variance is attributable to: (1) changes in the volume of our interest-earning assets and interest-bearing liabilities or (2) changes in the interest rates of these assets and liabilities.

Rate/Volume Analysis of Changes in Net Interest Income
	2025 vs. 2024			2024 vs. 2023
	Total Variance	Variance Due to:(1)		Total Variance	Variance Due to:(1)
		Volume	Rate		Volume	Rate
	(Dollars in millions)
Interest income:
Cash	$(112)	$(2)	$(110)	$13	$—	$13
Securities purchased under agreements to resell	(816)	(89)	(727)	(257)	(422)	165
Investments in securities	1,008	542	466	173	83	90
Mortgage loans:
Mortgage loans of Fannie Mae	(57)	99	(156)	(150)	(31)	(119)
Mortgage loans of consolidated trusts	8,054	(376)	8,430	11,068	299	10,769
Total mortgage loans	7,997	(277)	8,274	10,918	268	10,650
Advances to lenders	(25)	8	(33)	5	2	3
Total interest income	$8,052	$182	$7,870	$10,852	$(69)	$10,921
Interest expense:
Short-term funding debt	$10	$(115)	$125	$77	$89	$(12)
Long-term funding debt	(760)	(284)	(476)	(237)	338	(575)
Total debt of Fannie Mae	(750)	(399)	(351)	(160)	427	(587)
Debt securities of consolidated trusts held by third parties	(7,442)	511	(7,953)	(10,717)	45	(10,762)
Total interest expense	(8,192)	112	(8,304)	(10,877)	472	(11,349)
Net interest income	$(140)	$294	$(434)	$(25)	$403	$(428)
(1)Combined rate/volume variances are allocated between rate and volume based on the relative size of each variance.
(Provision) Benefit for Credit Losses
Our (provision) benefit for credit losses can vary substantially from period to period due to factors such as changes in actual and forecasted home prices, property valuations, and fluctuations in actual and forecasted interest rates. Other drivers include the volume and credit risk profile of our new acquisitions, borrower payment behavior; events such as natural disasters or pandemics; the type, volume and effectiveness of our loss mitigation activities, including forbearances and loan modifications, the volume of completed foreclosures and the volume and pricing of loans redesignated from held for investment (“HFI”) to held for sale (“HFS”). The benefit or provision for credit losses includes our benefit or provision for loan losses, advances of pre-foreclosure costs, accrued interest receivable losses, our guaranty loss reserves and credit losses on our available-for-sale (“AFS”) debt securities.
Our (provision) benefit for credit losses and our related loss reserves can also be impacted by updates to the models, assumptions and data used in determining our allowance for loan losses. Although we believe the estimates underlying our allowance as of December 31, 2025 are reasonable, they are subject to uncertainty. Changes in future economic conditions and loan performance from our current expectations may result in volatility in our allowance for loan losses and, as a result, our benefit or provision for credit losses. See “Critical Accounting Estimates” for additional information about how our estimate of credit losses is subject to uncertainty. See “Risk Factors—Credit Risk” for a discussion of factors that could result in significant provisions for credit losses on the loans in our book of business.

Fannie Mae 2025 Form 10-K	59

MD&A | Consolidated Results of Operations
The table below presents our single-family and multifamily benefit or provision for credit losses and the change in expected credit enhancement recoveries.

(Provision) Benefit for Credit Losses and Change in Expected Credit Enhancement Recoveries by Segment
	For the Year Ended December 31,
	2025	2024	2023
(Dollars in millions)
(Provision) benefit for credit losses:
Single-family (provision) benefit for credit losses	$(1,323)	$938	$2,165
Multifamily (provision) benefit for credit losses	(283)	(752)	(495)
Total (provision) benefit for credit losses	$(1,606)	$186	$1,670

Change in expected credit enhancement recoveries:(1)
Single-family	$(85)	$(134)	$(310)
Multifamily	158	328	117
Total change in expected credit enhancement recoveries	$73	$194	$(193)
(1)Consists of estimated changes in benefits from our freestanding credit enhancements, which are recognized as a component of “Other income (expense), net” in our consolidated statements of operations and comprehensive income.
Single-Family (Provision) Benefit for Credit Losses
Our single-family provision for credit losses in 2025 was primarily driven by current-year loan acquisitions and by loan delinquencies.
•Provision for newly acquired loans. The provision for newly acquired loans was largely attributable to our 2025 single-family acquisitions, which primarily consisted of purchase loans. At acquisition, we record expected lifetime credit losses for newly acquired loans, resulting in provision for credit losses. Purchase loans generally have higher original LTV ratios than refinance loans, and as a result, generally carry higher expected lifetime credit losses than refinance loans.
•Provision from loan delinquencies. As loans migrate into delinquency status, expected credit losses increase due to higher probabilities of default and greater loss severity assumptions. For 2025, provision related to loan delinquencies was primarily driven by loans that became newly delinquent during the year, as well as an increase in the population of loans that were 60 days or more past due, which resulted in higher expected credit losses.
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
See “Key Market Economic Indicators” for additional information about how home prices and interest rates affect our credit loss estimates, including a discussion of home price growth and our home price forecast. Also see “Critical
Accounting Estimates” for more information about our home price and interest rate forecasts and how they can impact our single-family (provision) benefit for credit losses.

Fannie Mae 2025 Form 10-K	60

MD&A | Consolidated Results of Operations
Multifamily (Provision) Benefit for Credit Losses
Our multifamily provision for credit losses in 2025 was primarily driven by an increase in delinquencies including provision from seriously delinquent loans that were written down to the net recoverable amount of the loans’ collateral value during the period. These factors were partially offset by a slightly improved long-term forecast of multifamily property net operating income (“NOI”) and property values.
See “Critical Accounting Estimates” for more information about our NOI and property value growth estimates and how they can affect our multifamily (provision) benefit for credit losses.
Our multifamily provision for credit losses in 2024 was primarily driven by declining multifamily property values, an increase in multifamily loan delinquencies, and provision related to our estimate of losses on loans involving fraud or suspected fraud. These factors were partially offset by an improved long-term forecast of multifamily property NOI.
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
Change in Expected Credit Enhancement Recoveries
Change in expected credit enhancement recoveries consists of the change in expected and realized benefits from our freestanding credit enhancements. The benefit from expected credit enhancement recoveries in 2025 and 2024 was primarily driven by lender loss-sharing benefits relating to realized and expected losses on multifamily loans. For 2025, the benefit was partially offset by a downward revision to our forecast of expected single-family credit enhancement receivables.

Fannie Mae 2025 Form 10-K	61

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
Our hedge accounting program is designed to hedge our exposure to changes in benchmark interest rates, specifically the Secured Overnight Financing Rate (“SOFR”), and cannot be applied to changes in interest rate spreads, convexity, or seasoning (i.e., the effect of financial instruments moving closer to maturity). As a result, our fair value gains and losses after the impact of hedge accounting are also impacted by components unrelated to changes in SOFR. See
“Note 1, Summary of Significant Accounting Policies—Fair Value Hedge Accounting” for additional information.
The table below displays the components of our fair value gains and losses.

Fair Value Gains (Losses), Net
	For the Year Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Risk management derivatives fair value gains (losses)(1)	$57	$923	$(133)
Impact of hedge accounting(2)	14	(163)	481
Risk management derivatives fair value gains (losses), net	71	760	348
Mortgage commitment derivatives fair value gains (losses), net	(1,006)	533	120
Credit enhancement derivatives fair value gains (losses), net	(23)	(82)	46
Other derivatives fair value gains (losses), net	1	—	—
Total derivatives fair value gains (losses), net	(957)	1,211	514
Trading securities gains, net	1,482	570	1,006
Long-term debt fair value gains (losses), net	(702)	59	(308)
Other, net(3)	267	(19)	92
Fair value gains (losses), net	$90	$1,821	$1,304
(1)Includes net change in fair value for the period and net contractual interest income (expense) on interest-rate swaps, which is primarily impacted by changes in interest rates and changes in the composition of our interest-rate swaps portfolio.
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
Fair value gains, net in 2025 was primarily driven by declining interest rates, which resulted in gains on fixed-rate trading securities, mortgage loans held at fair value, and risk management derivatives, as well as losses on mortgage commitment derivatives and long-term debt of consolidated trusts held at fair value that largely offset these gains.
Factors that are not covered by our hedge accounting program, as discussed above, largely offset each other in 2025.
Fair value gains, net in 2024 was driven by gains on risk management derivatives, trading securities, and mortgage commitment derivatives. Gains on risk management derivatives and mortgage commitment derivatives were primarily due to rising interest rates, and gains on trading securities were primarily driven by holdings of U.S. Treasury securities moving closer to maturity (i.e., seasoning), which resulted in the reversal of previously recorded fair value losses. The impact of hedge accounting was a loss for the period, partially offsetting gains on risk management derivatives.
For information on our use of derivatives to manage interest-rate risk, see “Risk Management—Market Risk
Management, including Interest-Rate Risk Management—Interest-Rate Risk Management.”

Fannie Mae 2025 Form 10-K	62

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
The table below displays the components of our legislative assessments.

Legislative Assessments
	For the Year Ended December 31,
	2025	2024	2023
	(Dollars in millions)
TCCA fees(1)	$3,424	$3,442	$3,431
FHFA assessments(2)	154	164	159
Affordable housing allocations:(3)
Treasury’s Capital Magnet Fund	60	56	54
HUD’s Housing Trust Fund	111	104	101
Total affordable housing allocations	171	160	155
Total legislative assessments	$3,749	$3,766	$3,745
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
(3)Affordable housing allocations relates to the GSE Act requirement to set aside each year an amount equal to 4.2 basis points of the UPB of our new business purchases and to pay this amount to specified HUD and Treasury funds in support of affordable housing. In March 2025, we paid $160 million to the funds based on our new business purchases in 2024. For 2025, we recognized an expense of $171 million related to this obligation based on $408.2 billion in new business purchases during the year. We expect to pay this amount to the funds in
2026.
Administrative Expenses
Administrative expenses consists of salaries and employee benefits, professional services, and technology and occupancy costs, and were $3.6 billion in 2025 and 2024. Cost reductions from fewer employees and contractors were mostly offset by an increase in severance costs and higher occupancy expenses, resulting in a net $40 million decrease in administrative expenses. Severance costs were $95 million higher in 2025 compared with 2024, with total headcount declining from approximately 8,200 employees as of December 2024 to approximately 7,000 employees as of
December 2025. Occupancy expenses increased by $55 million in 2025 compared with 2024, primarily related to costs associated with reducing our real estate footprint.
Other Income (Expense), Net
Other expense decreased from $685 million in 2024 to $586 million in 2025, primarily driven by a decrease in our foreclosed property expense as a result of a reduction of our single-family REO properties and reduced repair costs.
This was partially offset by a decrease in the benefits on our expected credit enhancement recoveries on multifamily loans. See “(Provision) Benefit for Credit Losses” for a discussion of our changes in expected credit enhancement recoveries.

Fannie Mae 2025 Form 10-K	63

MD&A | Consolidated Balance Sheet Analysis
Consolidated Balance Sheet Analysis

This section discusses our consolidated balance sheets and should be read together with our consolidated financial statements and the accompanying notes.

Summary of Consolidated Balance Sheets
	As of December 31,
	2025	2024	Variance
	(Dollars in millions)
Assets
Cash	$11,452	$13,477	$(2,025)
Restricted cash	31,131	25,059	6,072
Securities purchased under agreements to resell	45,650	56,250	(10,600)
Investments in securities, at fair value	69,889	79,197	(9,308)
Mortgage loans:
Of Fannie Mae	58,173	50,408	7,765
Of consolidated trusts	4,069,504	4,095,305	(25,801)
Allowance for loan losses	(8,364)	(7,707)	(657)
Mortgage loans, net of allowance for loan losses	4,119,313	4,138,006	(18,693)
Deferred tax assets, net	9,828	10,545	(717)
Other assets	30,275	27,197	3,078
Total assets	$4,317,538	$4,349,731	$(32,193)
Liabilities and equity
Debt:
Of Fannie Mae	$127,289	$139,422	$(12,133)
Of consolidated trusts	4,053,140	4,088,675	(35,535)
Other liabilities	28,097	26,977	1,120
Total liabilities	4,208,526	4,255,074	(46,548)
Total stockholders’ equity	109,012	94,657	14,355
Total liabilities and equity	$4,317,538	$4,349,731	$(32,193)
Restricted Cash
The increase in restricted cash from December 31, 2024 to December 31, 2025 was primarily driven by an increase in prepayments of loans held in consolidated trusts, resulting in higher cash balances held in trusts at period end. For information on our accounting policy for restricted cash, see “Note 1, Summary of Significant Accounting Policies.”
Securities Purchased Under Agreements to Resell and Investments in Securities,
at Fair Value
The primary driver of the decrease in securities purchased under agreements to resell and investments in securities, at fair value, from December 31, 2024 to December 31, 2025, was the reinvestment of proceeds from sales and maturities of U.S. Treasury securities and maturities of securities purchased under agreements to resell into agency MBS held in our retained mortgage portfolio and payments made to redeem debt of Fannie Mae. See “Liquidity and Capital
Management—Liquidity Management—Corporate Liquidity Portfolio” and “Retained Mortgage Portfolio” for additional information.
Mortgage Loans, Net of Allowance for Loan Losses
The mortgage loans reported in our consolidated balance sheets are classified as either HFS or HFI and include loans owned by Fannie Mae and loans held in consolidated trusts.
Mortgage loans, net of allowance for loan losses decreased from December 31, 2024 to December 31, 2025, driven primarily by a reduction in single-family loans, as single-family loan paydowns, liquidations and sales outpaced acquisitions. This decrease in single-family loans was partially offset by an increase in multifamily loans during 2025.
For additional information on our mortgage loans, see “Note 4, Mortgage Loans,” and for additional information on changes in our allowance for credit losses, see “Note 5, Allowance for Credit Losses.”

Fannie Mae 2025 Form 10-K	64

MD&A | Consolidated Balance Sheet Analysis
Debt
Debt of Fannie Mae represents short-term and long-term corporate debt issued to maintain adequate liquidity to fund our operations. Debt of consolidated trusts represents the amount of Fannie Mae MBS issued from consolidated trusts and held by third-party certificateholders.
Debt of Fannie Mae decreased from December 31, 2024 to December 31, 2025 as our funding needs were primarily satisfied by earnings retained from our operations. The decrease in debt of consolidated trusts from December 31, 2024 to December 31, 2025 was primarily driven by liquidations of Fannie Mae single-family MBS outpacing issuances and an increase in Fannie Mae MBS held in our retained mortgage portfolio. Purchases of Fannie Mae MBS from consolidated trusts for our retained mortgage portfolio result in the derecognition of related balances in debt of consolidated trusts. See “Liquidity and Capital Management—Liquidity Management—Debt Funding” for a summary of activity in debt of Fannie Mae and a comparison of the mix between our outstanding short-term and long-term debt. Also see “Note 8, Short-Term and Long-Term Debt” for additional information on our total outstanding debt.
Retained Mortgage Portfolio

Our retained mortgage portfolio consists of mortgage loans and mortgage-related securities that we own, including
Fannie Mae MBS and non-Fannie Mae mortgage-related securities. Assets held by consolidated MBS trusts that back mortgage-related securities owned by third parties are not included in our retained mortgage portfolio.
We classify our retained mortgage portfolio into three categories:
•Agency MBS investments and lender liquidity includes balances related to agency MBS that we have purchased for investment purposes as well as balances related to our portfolio securitization activity, which supports our efforts to provide liquidity to the single-family and multifamily mortgage markets.
•Loss mitigation includes delinquent mortgage loans we purchase from our MBS trusts, which enables us to initiate certain loss mitigation efforts.
•Other primarily includes legacy assets that we purchased for investment purposes prior to our entry into conservatorship in 2008.

Fannie Mae 2025 Form 10-K	65

MD&A | Retained Mortgage Portfolio
The following table displays the components of our retained mortgage portfolio, based on UPB. Based on the nature of the asset, these balances are included in either “Investments in securities, at fair value” or “Mortgage loans, net of allowance for loan losses” in our “Summary of Consolidated Balance Sheets” table above.
The retained mortgage portfolio increased $37.6 billion to $132.5 billion as of December 31, 2025 compared with $94.9 billion as of December 31, 2024. This was primarily due to an increase in agency securities resulting from providing liquidity to the secondary mortgage market and increased agency MBS investments following FHFA’s October 2025 increase in the amount of agency MBS that we are permitted to hold for investment purposes to $40 billion. The increase was further driven by lower sales of nonperforming and reperforming loans from the portfolio and increased purchases of delinquent loans from MBS trusts.

Retained Mortgage Portfolio
	As of December 31,
	2025	2024
	(Dollars in millions)
Agency MBS investments and lender liquidity:
Agency securities(1)	$70,416	$40,550
Mortgage loans	7,821	8,093
Total agency MBS investments and lender liquidity	78,237	48,643
Loss mitigation mortgage loans(2)	48,594	40,194
Other:
Reverse mortgage loans and securities(3)	2,709	3,542
Other mortgage loans and securities(4)	2,921	2,502
Total other	5,630	6,044
Total retained mortgage portfolio	$132,461	$94,881

Retained mortgage portfolio by segment:
Single-family mortgage loans and mortgage-related securities	$123,426	$89,308
Multifamily mortgage loans and mortgage-related securities	$9,035	$5,573
(1)Consists of Fannie Mae, Freddie Mac and Ginnie Mae mortgage-related securities, including Freddie Mac securities guaranteed by Fannie
Mae. Excludes Fannie Mae and Ginnie Mae reverse mortgage securities and Fannie Mae-wrapped private-label securities.
(2)Includes single-family loans on nonaccrual status of $12.7 billion and $10.3 billion as of December 31, 2025 and 2024, respectively. Also includes multifamily loans on nonaccrual status of $3.0 billion and $2.9 billion as of December 31, 2025 and 2024, respectively.
(3)Includes Fannie Mae and Ginnie Mae reverse mortgage securities.
(4)Other mortgage loans primarily includes multifamily loans on accrual status and single-family loans that are not included in the loss mitigation or agency MBS investments and lender liquidity categories. Other mortgage securities primarily includes private-label securities and mortgage revenue bonds.
The amount of mortgage assets that we may own is capped at $225 billion under the terms of our senior preferred stock purchase agreement with Treasury. We are also subject to specified limitations on the composition of our retained mortgage portfolio pursuant to FHFA guidance. In January 2026, FHFA increased the prior limitation on our agency MBS investments to allow us to further support the secondary mortgage market, while generating viable economic returns. As a result of this change, we are permitted to increase our agency MBS investments, provided that our total mortgage assets do not exceed the $225 billion cap under the terms of our senior preferred stock purchase agreement with
Treasury, with collateralized mortgage obligation securities remaining capped at $5 billion of our agency MBS investments.
As a result of the additional increase in our agency MBS investment limit, we expect to continue to increase our holdings of agency MBS, while balancing the other uses of our retained mortgage portfolio described above and remaining in compliance with the $225 billion cap under the terms of our senior preferred stock purchase agreement with Treasury. We intend to fund our agency MBS purchases primarily through cash from business operations, the sale of assets in our corporate liquidity portfolio and the issuance of additional debt securities, taking into consideration our liquidity requirements and market conditions. Our agency MBS investments may fluctuate based on market conditions and other purchases for our retained mortgage portfolio, such as purchases of loans from our MBS trusts for loss mitigation purposes and to facilitate portfolio securitization transaction activity. For information on our corporate liquidity portfolio and outstanding debt, see “Liquidity and Capital Management.”
We include 10% of the notional value of the interest-only securities we hold in calculating the size of the retained mortgage portfolio for the purpose of determining compliance with the senior preferred stock purchase agreement

Fannie Mae 2025 Form 10-K	66

MD&A | Retained Mortgage Portfolio
mortgage assets cap and associated FHFA instructions. As of December 31, 2025, 10% of the notional value of our interest-only securities was $1.8 billion, which is not included in the table above.
Under the terms of our MBS trust documents, we have the option or, in some instances, the obligation, to purchase mortgage loans that meet specific criteria from an MBS trust. FHFA has also provided us with instruction on our single-
family delinquent loan buyout policy. The purchase price for these loans is the UPB of the loans plus accrued interest. In support of our loss mitigation strategies, we purchased $15.5 billion of loans from our single-family MBS trusts during
2025, the substantial majority of which were delinquent, compared with $12.7 billion during 2024.
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
We use the term “Fannie Mae MBS” or “our MBS” to refer to any type of mortgage-backed security that we issue, including Fannie Mae-issued UMBS, and structured securities such as Supers® and Real Estate Mortgage Investment
Conduit securities (“REMICs”).
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
The table below displays the composition of our guaranty book of business and our total Fannie Mae guarantees based on UPB.

Composition of Fannie Mae Guaranty Book of Business
	As of December 31,
	2025			2024
	Single- Family	Multifamily	Total	Single- Family	Multifamily	Total
	(Dollars in millions)
Conventional guaranty book of business	$3,592,548	$537,832	$4,130,380	$3,632,700	$502,080	$4,134,780
Government guaranty book of business	4,732	473	5,205	5,705	490	6,195
Guaranty book of business	3,597,280	538,305	4,135,585	3,638,405	502,570	4,140,975
Freddie Mac securities guaranteed by Fannie Mae(1)	184,345	—	184,345	200,086	—	200,086
Total Fannie Mae guarantees	$3,781,625	$538,305	$4,319,930	$3,838,491	$502,570	$4,341,061
(1)Represents the UPB of Freddie Mac-issued UMBS backing Fannie Mae-issued Supers and REMICs. Because we do not have the power to direct matters (primarily the servicing of mortgage loans) that impact the credit risk to which we are exposed, which constitute control of these securitization trusts, we do not consolidate these trusts in our consolidated balance sheet, giving rise to off-balance sheet exposure.
See “Liquidity and Capital Management—Liquidity Management—Off-Balance Sheet Arrangements” and “Note 7, Financial Guarantees”
for more information regarding our maximum exposure to loss on unconsolidated Fannie Mae MBS and Freddie Mac securities.
We present the guaranty book of business in this section and in our Monthly Summary reports, which are available on our website, based on the UPB of our MBS outstanding. In the “Single-Family Business” and “Multifamily Business”
sections of this report, we present our single-family conventional guaranty book of business and our multifamily guaranty book of business, respectively, based on the UPB of mortgage loans underlying our MBS. These amounts differ primarily as a result of payments we receive on underlying loans that have not yet been paid to the MBS holders or in instances where we have advanced missed borrower payments on mortgage loans to make required distributions to MBS holders. The difference in these measurements is less than 1%. Using these two presentations allows us to

Fannie Mae 2025 Form 10-K	67

MD&A | Guaranty Book of Business
base the disclosure in this section and in our Monthly Summary reports on the MBS measurement, and disclosures about the composition of loans in our guaranty book of business on the loan measurement.
Business Segment Financial Results

We have two reportable business segments: Single-Family and Multifamily. This section discusses the primary components of net income for our Single-Family Business and Multifamily Business segments. This information complements the discussion of our consolidated financial results in “Consolidated Results of Operations.”

Single-Family Business Financial Results(1)
	For the Year Ended December 31,			Variance
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
	(Dollars in millions)
Net interest income(2)	$23,893	$24,130	$24,229	$(237)	$(99)
Fee and other income	281	245	205	36	40
Net revenues	24,174	24,375	24,434	(201)	(59)
Fair value gains (losses), net	(16)	1,745	1,231	(1,761)	514
Investment gains (losses), net(3)	94	(99)	(232)	193	133
Other gains (losses), net	78	1,646	999	(1,568)	647
(Provision) benefit for credit losses	(1,323)	938	2,165	(2,261)	(1,227)
Non-interest expense:
Administrative expenses(4)	(2,918)	(3,000)	(2,858)	82	(142)
Legislative assessments(5)	(3,688)	(3,719)	(3,699)	31	(20)
Credit enhancement expense(6)	(1,343)	(1,349)	(1,281)	6	(68)
Other income (expense), net(3)(7)	(606)	(771)	(970)	165	199
Total non-interest expense	(8,555)	(8,839)	(8,808)	284	(31)
Income before federal income taxes	14,374	18,120	18,790	(3,746)	(670)
Provision for federal income taxes	(2,958)	(3,690)	(3,935)	732	245
Net income	$11,416	$14,430	$14,855	$(3,014)	$(425)

Multifamily Business Financial Results(1)
	For the Year Ended December 31,			Variance
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
	(Dollars in millions)
Net interest income	$4,715	$4,618	$4,544	$97	$74
Fee and other income	75	76	70	(1)	6
Net revenues	4,790	4,694	4,614	96	80
Fair value gains (losses), net	106	76	73	30	3
Investment gains (losses), net(3)	11	3	(33)	8	36
Other gains (losses), net	117	79	40	38	39
(Provision) benefit for credit losses	(283)	(752)	(495)	469	(257)
Non-interest expense:
Administrative expenses(4)	(661)	(619)	(587)	(42)	(32)
Legislative assessments(5)	(61)	(47)	(46)	(14)	(1)
Credit enhancement expense(6)	(313)	(292)	(231)	(21)	(61)
Other income (expense), net(3)(7)	20	86	(129)	(66)	215
Total non-interest expense	(1,015)	(872)	(993)	(143)	121
Income before federal income taxes	3,609	3,149	3,166	460	(17)
Provision for federal income taxes	(661)	(601)	(613)	(60)	12
Net income	$2,948	$2,548	$2,553	$400	$(5)

Fannie Mae 2025 Form 10-K	68

MD&A | Business Segment Financial Results
(1)See “Note 11, Segment Reporting” for information about our segment allocation methodology.
(2)For single-family, includes net interest income generated by the 10 basis point guaranty fee increase we implemented pursuant to the
Temporary Payroll Tax Cut Continuation Act of 2011, and as extended by the Infrastructure Investment and Jobs Act, which is paid to
Treasury and not retained by us.
(3)Beginning in the fourth quarter of 2025, we changed the presentation of debt extinguishment gains and losses from “Other income
(expense), net” to “Investment gains (losses), net.” Prior periods have been recast to conform with the current period presentation.
(4)Consists of salaries and employee benefits and professional services, technology and occupancy expenses.
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
(7)Primarily consists of foreclosed property income (expense), change in the expected benefits from our freestanding credit enhancements and gains (losses) from partnership investments.
Net Interest Income
(Dollars in millions)
Single-Family
The $237 million decrease in net interest income in 2025 compared with 2024 was primarily driven by lower net interest income from portfolios, partially offset by higher base guaranty fee income.
The $99 million decrease in net interest income in 2024 compared with 2023 was driven by lower deferred guaranty fee income, primarily offset by higher income from base guaranty fees and lower expense from hedge accounting.
Multifamily
The $97 million increase in net interest income in 2025 compared with 2024 was primarily driven by higher guaranty fee income as a result of an increase in the size of our multifamily guaranty book of business and higher yield maintenance income, partially offset by lower average charged guaranty fees.
The $74 million increase in net interest income in 2024 compared with 2023 was primarily driven by higher guaranty fee income as a result of an increase in the size of our multifamily guaranty book of business, partially offset by lower average charged guaranty fees and lower yield maintenance income from fewer prepayments.

Fannie Mae 2025 Form 10-K	69

MD&A | Business Segment Financial Results
(Provision) Benefit for Credit Losses
(Dollars in millions)

$2,165
$(495)
$1,670
$938
$(752)
$186
$(1,323)
$(283)
$(1,606)
2023
2024
2025
Single-family
Multifamily
Total

See “Consolidated Results of Operations—(Provision) Benefit for Credit Losses” for a discussion of our single-family and multifamily (provision) benefit for credit losses.
Fair Value Gains (Losses), Net
(Dollars in millions)
The change in fair value gains (losses), net from 2024 to 2025 was primarily driven by activity within our single-family segment. See “Consolidated Results of Operations—Fair Value Gains (Losses), Net” for a discussion of our consolidated fair value gains (losses).

Fannie Mae 2025 Form 10-K	70

MD&A | Business Segment Financial Results
Other Income (Expense), Net
(Dollars in millions)
Single-Family
Other expense, net, decreased from $771 million in 2024 to $606 million in 2025 primarily due to a decrease in our foreclosed property expense as a result of a reduction of our single-family REO properties and reduced repair costs.
Multifamily
Other income, net decreased from $86 million in 2024 to $20 million in 2025, primarily due to a decline in our expected credit enhancement recoveries on multifamily loans. The decrease in estimated credit losses subject to credit enhancements on our multifamily guaranty book of business decreased the amount we expect to receive from our multifamily loss sharing arrangements.
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
Our Single-Family business securitizes and purchases primarily conventional (not government-insured or government-
guaranteed) single-family fixed-rate or adjustable-rate, first-lien mortgage loans, or mortgage-related securities backed by these types of loans. We also securitize or purchase loans insured by the Federal Housing Administration (“FHA”), loans guaranteed by the Department of Veterans Affairs (“VA”), loans guaranteed by the Rural Development Housing and Community Facilities Program of the U.S. Department of Agriculture, manufactured housing mortgage loans and other mortgage-related securities.
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

Fannie Mae 2025 Form 10-K	71

MD&A | Single-Family Business | Single-Family Primary Business Activities
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
During 2025, approximately 1,200 lenders delivered single-family mortgage loans to us. We acquire a significant portion of our single-family mortgage loans from several large mortgage lenders. During 2025, our top five lenders, in the aggregate, accounted for 36% of our single-family business volume, compared with 29% in 2024. Rocket Companies,
Inc. and United Wholesale Mortgage, LLC were the only lenders that accounted for 10% or more of our single-family business volume in 2025, representing approximately 12% and 10%, respectively. The percentage attributable to
Rocket Companies, Inc. includes volume from its affiliates Nationstar Mortgage LLC, doing business as Mr. Cooper, which Rocket Companies, Inc. acquired in October 2025, and from Rocket Mortgage, LLC, and represents volume from these lenders for the entire year rather than solely the post acquisition period. For information on our single-family mortgage servicers, see “Risk Management—Institutional Counterparty Credit Risk Management—Mortgage Servicers
and Sellers.”
We have a diversified funding base of domestic and international investors. Fannie Mae single-family MBS investors include money managers, banks, insurance companies, real estate investment trusts, the U.S. Federal Reserve, foreign central banks, corporations, state and local governments, and other municipal authorities. Our CAS investors primarily consist of money managers, hedge funds, and insurance companies, while our CIRT transaction counterparties are insurers and reinsurers.

Fannie Mae 2025 Form 10-K	72

MD&A | Single-Family Business | Single-Family Competition
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
the overall levels of competition we face could change as a result of a variety of factors, many of which are outside our control. See “Business—Conservatorship and Treasury Agreements,” “Business—Legislation and Regulation,” and
“Risk Factors” for information on matters that could affect our business and competitive environment.

Fannie Mae 2025 Form 10-K	73

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

New home sales

(1)Total existing home sales data according to National Association of REALTORS®. New single-family home sales data for 2023 and 2024 according to the U.S. Census Bureau. The 2025 new single-family home sales data is the January 2026 forecast from our Economic and
Strategic Research Group, as U.S. Census Bureau data for 2025 was not available at the time of filing this report. The seasonally adjusted months’ supply of new single‑family unsold homes for 2025 is based on data reported by U.S. Census Bureau as of October 2025 (the latest available data). Certain previously reported data has been updated to reflect revised historical data from one or both of these organizations.
(2)2025 information is as of September 30, 2025 and is based on the Federal Reserve’s January 2026 mortgage debt outstanding release, the latest date for which the Federal Reserve has estimated mortgage debt outstanding for single-family residences. Prior-period amounts have been changed to reflect revised historical data from the Federal Reserve.
Additional Information
•The U.S. weekly average 30-year fixed-rate mortgage rate was 6.15% as of December 31, 2025 compared with
6.85% as of December 26, 2024, and averaged 6.60% in 2025, compared with 6.72% in 2024, according to
Freddie Mac’s Primary Mortgage Market Survey®.
•We forecast that total originations in the U.S. single-family mortgage market in 2026 will increase from 2025 levels by approximately 24%, from an estimated $1.94 trillion in 2025 to $2.41 trillion in 2026, and the amount of refinance originations in the U.S. single-family mortgage market will increase from an estimated $560 billion in 2025 to $917 billion in 2026.

Fannie Mae 2025 Form 10-K	74

MD&A | Single-Family Business | Single-Family Mortgage-Related Securities Issuances Share
Single-Family Mortgage-Related Securities Issuances Share
Our single-family Fannie Mae MBS issuances were $337 billion in 2025, compared with $329 billion in 2024 and $320 billion in 2023. This slight increase in issuances compared with 2024 was driven by a modest uptick in refinancing activity in 2025, prompted by a decline in interest rates during the second half of 2025. Based on the latest data available, the charts below display our estimated share of single-family mortgage-related securities issuances as compared with that of our primary competitors for the issuance of single-family mortgage-related securities for the periods indicated.
Single-Family Mortgage-Related
Securities Issuances Share

Ginnie Mae	Private-label securities

Fannie Mae	Freddie Mac

We estimate our share of single-family mortgage-related securities issuances was 30% in 2023.
Our market share is influenced by various factors, primarily the pricing of single-family loans and the competitive market environment. These factors have led to a decrease in our share of mortgage-related securities issuances in recent years. When making pricing and acquisition decisions for single-family loans, we must consider a mix of often competing factors, such as competitive market dynamics, our capital requirements, our housing mission requirements and UMBS market liquidity objectives. Balancing these considerations can sometimes create challenges that impact our ability to compete effectively in the marketplace. For a discussion of factors that affect or could affect our business, our competitive environment, demand for our MBS, or the liquidity and market value of our MBS, as well as the risks associated with our conservatorship, our higher capital requirements relative to that of our primary competitor, our housing mission requirements, the UMBS market and the performance of our MBS, see “Business—Conservatorship and Treasury Agreements,” “Business—Legislation and Regulation,” “Risk Factors” and “Single-Family Competition.”
Single-Family Business Metrics
Net interest income for our Single-Family business is driven by the guaranty fees we charge and the size of our single-
family conventional guaranty book of business. The guaranty fees we charge are based in part on the characteristics of the loans we acquire. We may adjust our guaranty fees in light of market conditions and to achieve return targets. As a result, the average charged guaranty fee on new acquisitions may fluctuate based on the credit quality and product mix of loans acquired, as well as market conditions and other factors.
The charts below display our average charged guaranty fees, net of TCCA fees, on our single-family conventional guaranty book of business and on new single-family conventional loan acquisitions, along with our average single-family conventional guaranty book of business and our single-family conventional loan acquisitions for the periods presented.

Fannie Mae 2025 Form 10-K	75

MD&A | Single-Family Business | Single-Family Business Metrics
Select Single-Family Business Metrics(1)
(Dollars in billions)

Average charged guaranty fee on single-family conventional guaranty book of business, net of TCCA fees(2)	Average single-family conventional guaranty book of business(3)

Average charged guaranty fee on new single-family conventional acquisitions, net of TCCA fees(2)	Single-family conventional acquisitions

(1)For information reported in this “Single-Family Business” section, our single-family conventional guaranty book of business is measured using the UPB of our mortgage loans underlying Fannie Mae MBS outstanding.
(2)Excludes the impact of a 10 basis point guaranty fee increase implemented pursuant to the TCCA, the incremental revenue from which is paid to Treasury and not retained by us.
(3)Our single-family conventional guaranty book of business primarily consists of single-family conventional mortgage loans underlying
Fannie Mae MBS outstanding. It also includes single-family conventional mortgage loans of Fannie Mae held in our retained mortgage portfolio, and other credit enhancements that we provide on single-family conventional mortgage assets. Our single-family conventional guaranty book of business does not include: (a) mortgage loans guaranteed or insured, in whole or in part, by the U.S. government; (b)
Freddie Mac-acquired mortgage loans underlying Freddie Mac-issued UMBS that we have resecuritized; or (c) non-Fannie Mae single-
family mortgage-related securities held in our retained mortgage portfolio for which we do not provide a guaranty. Our average single-
family conventional guaranty book of business is based on the average of quarter-end balances.
Our single-family conventional loan acquisition volumes remained at low levels in 2025. Housing affordability constraints, limited supply, and market competition continued to put downward pressure on the volume of purchase loans we acquired. In addition, while interest rates decreased during the second half of 2025, the U.S. weekly average
30-year fixed-rate mortgage rate during the year still remained higher than the interest rates of most outstanding single-
family loans, resulting in higher, but still relatively low, refinance volumes. Our average single-family conventional guaranty book of business continued to decrease in 2025, decreasing to $3.59 trillion in 2025 from $3.63 trillion in 2024, as liquidations from the book outpaced acquisitions.
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
Our average charged guaranty fee on newly acquired conventional single-family loans, net of TCCA fees, increased in
2025 compared with 2024 and 2023, primarily as a result of a shift in the mix and profile of loans we acquired, as well as higher base guaranty fees charged on new single-family loan acquisitions.

Fannie Mae 2025 Form 10-K	76

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
Other Underwriting Standards
DU was used to evaluate the substantial majority of the single-family loans we acquired in 2025. We also purchase and securitize mortgage loans that have been underwritten using other automated underwriting systems, as well as manually underwritten mortgage loans that meet our stated underwriting requirements or mortgage loans that meet agreed-upon standards that differ from our standard underwriting and eligibility criteria. The majority of loans we acquired in 2025 that were not underwritten with DU were underwritten through a third-party automated underwriting system, such as Freddie Mac’s Loan Product Advisor®.
Servicing Policies
Our servicing policies establish the requirements our servicers must follow in:
•processing and remitting loan payments;
•working with delinquent borrowers on loss mitigation activities;
•managing and protecting Fannie Mae’s interest in the pledged property; and
•processing bankruptcies and foreclosures.

Fannie Mae 2025 Form 10-K	77

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
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
In October 2022, FHFA announced the validation and approval of two new credit score models for use by Fannie Mae and Freddie Mac: the FICO® Score 10T credit score model and the VantageScore® 4.0 credit score model. In July 2025,
FHFA announced that Fannie Mae and Freddie Mac are moving forward with an interim phase in the transition to the new credit score models, in which we will permit lenders to deliver mortgage loans using a credit score generated by either the classic FICO Score model or the VantageScore 4.0 model as we continue to work towards full implementation of modernized credit scoring and credit reporting. FHFA also announced that implementation efforts are underway with respect to the FICO Score 10T credit score model, and that Fannie Mae and Freddie Mac expect to be able to publish historical FICO Score 10T data and adopt scores from the model at a later date.
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
Quality Control Process
Our quality control process includes using automated tools to help us determine whether a loan meets our eligibility requirements by conducting in-depth reviews and selecting random samples of performing loans for quality control review shortly after acquisition.
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
Under our representation and warranty framework, lenders can obtain relief from repurchase liability for violations of certain underwriting representations and warranties. Loans with 36 months of consecutive monthly payments and minimal delinquencies over a specified time period or with satisfactory conclusion of a full-file quality control review are eligible for relief. However, no relief may be granted for violations of “life of loan” representations and warranties, such as those relating to whether a loan was originated in compliance with applicable laws or conforms to our charter requirements. As of December 31, 2025, 81% of the outstanding loans in our single-family conventional guaranty book of business that were acquired and are subject to this framework have obtained relief based solely on payment history or the satisfactory conclusion of a full-file quality control review, and an additional 16% remain eligible for relief in the future.
In addition, lenders may obtain relief from liability for violations of a more narrow set of representations and warranties through the use of specified underwriting tools. This primarily includes relief for:
•borrower income, asset and employment data that has been validated through DU; and
•appraised property value for appraisals that have received a qualifying risk score in Collateral Underwriter®, our appraisal review tool.

Fannie Mae 2025 Form 10-K	78

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
The table below shows information about issued and outstanding repurchase requests on single-family loans.

Issued and Outstanding Repurchase Requests
	2025	2024
	(Dollars in billions)
Total loans delivered for the applicable twelve-month period(1)	$329.3	$307.4
Repurchase requests issued as of year end on loans delivered during the applicable twelve-month period(2)	0.45%	0.48%

	As of December 31,
	2025	2024
	(Dollars in millions)
Outstanding Repurchase Requests:
UPB of outstanding repurchase requests(3)	$284	$220
As a percentage of our single-family conventional guaranty book of business	0.01%	0.01%
Percentage of outstanding repurchase requests over 180 days outstanding	2%	3%
(1)The applicable twelve-month period for 2025 is May 1, 2024 through April 30, 2025 and for 2024 is May 1, 2023 through April 30, 2024. For
2025, this represents the most recent twelve-month period as of December 31, 2025 for which we have issued substantially all repurchase demands. The 2024 period is presented on the same basis for comparability with the 2025 period.
(2)Represents repurchase requests issued as of December 31, 2025 and 2024, on loans delivered to us during the applicable twelve-month periods referenced in the prior footnote.
(3)The dollar amounts of our outstanding repurchase requests are based on the UPB of the loans underlying the repurchase request, which often differs from the amount collected or reimbursed from mortgage sellers and/or servicers depending on the type of remedy agreed upon.
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
•Property type. Certain property types have a higher risk of default. For example, condominiums tend to have higher credit risk than single-family detached properties.
•Occupancy type. Mortgages on properties occupied by the borrower as a primary or secondary residence tend to have lower credit risk than mortgages on investment properties.

Fannie Mae 2025 Form 10-K	79

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
•Loan age. We monitor year of origination and loan age, which is defined as the number of years since origination. The risk of default on mortgage loans typically does not peak until the third through fifth year following origination; however, this range can vary based on many factors, including changes in macroeconomic conditions and foreclosure timelines.

Fannie Mae 2025 Form 10-K	80

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
available on our website. Information in our quarterly earnings presentations and financial supplements is not incorporated by reference into this report.

Key Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business(1)
	Percent of Single-Family Conventional Business Volume at Acquisition(2) For the Year Ended December 31,			Percent of Single-Family Conventional Guaranty Book of Business(3) As of December 31,
	2025	2024	2023	2025	2024	2023
Original LTV ratio:(4)
<= 60%	18%	17%	16%	23%	24%	25%
60.01% to 70%	11	11	10	14	14	14
70.01% to 80%	33	33	34	33	34	33
80.01% to 90%	15	15	16	12	11	11
90.01% to 95%	17	17	18	13	12	12
95.01% to 100%	6	7	6	5	4	4
Greater than 100%	—	—	—	—	1	1
Total	100%	100%	100%	100%	100%	100%
Weighted average	77%	77%	78%	74%	73%	73%
Average loan amount	$339,906	$331,950	$321,205	$210,595	$209,326	$207,883
Loan count (in thousands)	987	982	984	16,949	17,281	17,494
Estimated mark-to-market LTV ratio:(5)
<= 60%				67%	69%	68%
60.01% to 70%				11	12	14
70.01% to 80%				11	10	10
80.01% to 90%				7	6	5
90.01% to 100%				4	3	3
Greater than 100%				*	*	*
Total				100%	100%	100%
Weighted average				51%	50%	51%
FICO credit score at origination:(6)
< 620	* %	* %	* %	* %	* %	* %
620 to < 660	3	2	3	3	3	4
660 to < 680	3	3	3	4	4	4
680 to < 700	5	5	5	6	6	6
700 to < 740	18	18	20	19	20	20
>= 740	71	72	69	68	67	66
Total	100%	100%	100%	100%	100%	100%
Weighted average	757	758	755	753	753	753
DTI ratio at origination:(7)
<= 43%	64%	64%	64%	73%	74%	75%
43.01% to 45%	10	10	10	9	9	9
Greater than 45%	26	26	26	18	17	16
Total	100%	100%	100%	100%	100%	100%
Weighted average	38%	38%	38%	36%	35%	35%

Fannie Mae 2025 Form 10-K	81

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management

	Percent of Single-Family Conventional Business Volume at Acquisition(2) For the Year Ended December 31,			Percent of Single-Family Conventional Guaranty Book of Business(3) As of December 31,
	2025	2024	2023	2025	2024	2023
Product type:
Fixed-rate:(8)
Long-term	92%	96%	96%	90%	89%	87%
Intermediate-term	6	3	3	9	10	12
Total fixed-rate	98	99	99	99	99	99
Adjustable-rate	2	1	1	1	1	1
Total	100%	100%	100%	100%	100%	100%
Number of property units:
1 unit	97%	97%	98%	97%	97%	98%
2-4 units	3	3	2	3	3	2
Total	100%	100%	100%	100%	100%	100%
Property type:
Single-family homes	92%	91%	91%	91%	91%	91%
Condo/Co-op	8	9	9	9	9	9
Total	100%	100%	100%	100%	100%	100%
Occupancy type:
Primary residence	94%	93%	92%	92%	91%	91%
Second/vacation home	2	2	2	3	3	3
Investor	4	5	6	5	6	6
Total	100%	100%	100%	100%	100%	100%
Loan purpose:
Purchase	74%	83%	86%	50%	48%	45%
Cash-out refinance	10	9	10	19	19	20
Other refinance	16	8	4	31	33	35
Total	100%	100%	100%	100%	100%	100%
Geographic concentration:(9)
Midwest	17%	16%	14%	14%	14%	14%
Northeast	15	15	13	16	16	16
Southeast	25	26	28	23	23	23
Southwest	23	22	24	20	19	19
West	20	21	21	27	28	28
Total	100%	100%	100%	100%	100%	100%
Origination year:
2019 and prior				20%	22%	25%
2020				20	22	24
2021				26	28	30
2022				12	13	13
2023				6	7	8
2024				8	8	—
2025				8	—	—
Total				100%	100%	100%
*Represents less than 0.5% of single-family conventional business volume or guaranty book of business.
(1)Second-lien mortgage loans held by third parties are not reflected in the original LTV or the estimated mark-to-market LTV ratios in this table.
(2)Calculated based on the UPB of single-family loans for each category at time of acquisition.
(3)Calculated based on the aggregate UPB of single-family loans for each category divided by the aggregate UPB of loans in our single-
family conventional guaranty book of business as of the end of each period.
(4)The original LTV ratio generally is based on the original UPB of the loan divided by the appraised property value reported to us at the time of acquisition of the loan. Excludes loans for which this information is not readily available.

Fannie Mae 2025 Form 10-K	82

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
(5)The aggregate estimated mark-to-market LTV ratio is based on the UPB of the loan as of the end of each reported period divided by the estimated current value of the property, which we calculate using an internal valuation model that estimates periodic changes in home value. Excludes loans for which this information is not readily available.
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
TX and UT. West consists of AK, CA, GU, HI, ID, MT, NV, OR, WA and WY.
Characteristics of our New Single-Family Loan Acquisitions
Refinancing activity was higher in 2025 compared to 2024 as interest rates declined in the second half of 2025, resulting in a modest increase in the number of borrowers who could benefit from refinancing. Accordingly, the share of our single-family loan acquisitions consisting of refinance loans (versus home purchase loans) increased to 26% in 2025 compared with 17% in 2024. Typically, refinance loans have lower LTV ratios than home purchase loans. This trend contributed to a minor decrease in the percentage of our single-family loan acquisitions with LTV ratios over 80%, from
39% in 2024 to 38% in 2025. In addition, our acquisitions of loans from first-time home buyers decreased to 37% of our single-family loan acquisitions in 2025 from 41% in 2024.
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
High-Balance Loans
The standard conforming loan limit for a one-unit property was $766,550 for 2024, $806,500 for 2025 and increased to
$832,750 for 2026. As we discuss in “Business—Legislation and Regulation—Our Charter,” we are permitted to acquire loans with higher balances in certain areas, which we refer to as high-balance loans.
The following table displays the amount of high-balance loans in our single-family conventional guaranty book of business.

Single-Family High-Balance Loans
	As of December 31,
	2025	2024
UPB (in billions)	$214.3	$225.9
Percentage of single-family conventional guaranty book of business	6%	6%
Adjustable-Rate Mortgages
ARMs are mortgage loans with an interest rate that adjusts periodically over the life of the mortgage based on changes in a specified index. The table below displays the UPB for ARMs in our single-family conventional guaranty book of business by the year of their next scheduled contractual reset date. The contractual reset is either an adjustment to the loan’s interest rate or a scheduled change to the loan’s monthly payment to begin to reflect the payment of principal.
The timing of the actual reset dates may differ from those presented due to a number of factors, including refinancing or exercising of other provisions within the terms of the mortgage.

Fannie Mae 2025 Form 10-K	83

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management

Single-Family Adjustable-Rate Mortgages(1)
	Reset Year
	2026	2027	2028	2029	2030	Thereafter	Total
	(Dollars in millions)
ARMs(2)	$8,835	$2,041	$2,811	$3,007	$2,641	$11,439	$30,774
(1)Excludes loans for which there is not an additional reset for the remaining life of the loan.
(2)Includes $1.8 billion of interest-only and negative-amortizing loans. We have not acquired interest-only loans since 2014, and we have not acquired negative-amortizing loans since 2007.
Single-Family Credit Enhancement and Transfer of Mortgage Credit Risk
Overview
One of the key components of our credit risk management strategy is the transfer of mortgage credit risk to third parties.
The table below displays information about the loans in our single-family conventional guaranty book of business covered by one or more forms of credit enhancement, including mortgage insurance or a credit risk transfer transaction.

Single-Family Loans with Credit Enhancement
	As of December 31,
	2025		2024
	UPB	Percentage of Single-Family Conventional Guaranty Book of Business	UPB	Percentage of Single-Family Conventional Guaranty Book of Business
	(Dollars in billions)
Primary mortgage insurance	$756	21%	$761	21%
Connecticut Avenue Securities	859	24	850	23
Credit Insurance Risk Transfer	418	12	419	12
Other	28	1	45	1
Less: Loans covered by multiple credit enhancements	(398)	(11)	(408)	(11)
Total single-family loans with credit enhancement	$1,663	47%	$1,667	46%
The table above presents the UPB and percentage of our single-family conventional guaranty book of business that is covered by the referenced credit enhancements, but does not present the risk in force of such credit enhancements.
“Risk in force” refers to the maximum potential loss recovery under the applicable credit enhancement transaction. The risk in force of our back-end single-family credit risk transfer transactions, which refers to the maximum amount of losses that could be absorbed by credit risk transfer investors, was approximately $39 billion as of December 31, 2025, compared with approximately $43 billion as of December 31, 2024. Our back-end credit risk transfer transactions consist of our Connecticut Avenue Securities, Credit Insurance Risk Transfer, and other transactions. For information on our risk-in-force primary mortgage insurance coverage, see “Risk Management—Institutional Counterparty Credit Risk
Management—Mortgage Insurers.”
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
Our approved monoline mortgage insurers’ financial ability and willingness to pay claims is an important determinant of our overall credit risk exposure. For a discussion of our exposure to and management of the counterparty credit risk associated with mortgage insurers, see “Risk Management—Institutional Counterparty Credit Risk Management—
Mortgage Insurers” and “Note 14, Concentrations of Credit Risk.”

Fannie Mae 2025 Form 10-K	84

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
We have designed our credit risk transfer transactions so that the principal payment and loss performance of the transactions correspond to the performance of the loans in the underlying reference pools. Generally, loss reimbursement payments are received after the underlying property has been liquidated and all applicable proceeds, including primary mortgage insurance benefits, have been applied to reduce the loss.
In 2025, we transferred a portion of the mortgage credit risk on single-family mortgage loans with a UPB of $179.8 billion at the time of the transactions. When engaging in these transactions, we consider their cost, the resulting capital relief provided by the transactions, and the overall credit risk transfer capacity of the market. The cost of our credit risk transfer transactions is impacted by macroeconomic and housing market sentiment, as well as the demand and capacity of the investors and reinsurers that support these transactions. When structuring our credit risk transfer transactions, we may choose to adjust the amount of first loss retained by Fannie Mae in these transactions as a way to manage costs or market capacity, or as a way to adjust the amount of capital relief we are targeting for the transaction.
Changes in our capital requirements, including the capital relief assigned for credit risk transfer transactions, could cause us to modify our credit risk transfer activities.
We provide a portion of the guaranty fee to investors in our credit risk transfer transactions as compensation for their taking on a share of the credit risk of the related loans. We record the substantial majority of expenses related to our credit risk transfer transactions in “Credit enhancement expense” within our consolidated statements of operations and comprehensive income.

Fannie Mae 2025 Form 10-K	85

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
Principal Categories of Our Single-Family Credit Risk Transfer Transactions

	Transaction Description	Other Key Characteristics
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
comprehensive income.
•  We recognize the expected benefits from the
credit protection in “Other income (expense), net”
in our consolidated statements of operations and
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
•  In CIRT deals, we generally retain an initial
portion of losses on the loans in the pool (for
example, the first 0.75% of the initial pool UPB).
Reinsurers cover losses above this retention
amount up to a detachment point (for example,
the next 4.0% of the initial pool UPB). We retain
all losses above this detachment point. The initial
portion of losses we retain and the detachment
points vary in CIRT transactions—the
percentages provided above are only examples.
•  We make premium payments on CIRT deals that
we recognize in “Credit enhancement expense” in
our consolidated statements of operations and
comprehensive income.
•  We recognize the expected benefits from the
credit protection in “Other income (expense), net”
in our consolidated statements of operations and
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
Management—Institutional Counterparty Credit Risk
Management—Reinsurers.”

Fannie Mae 2025 Form 10-K	86

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
The following table displays the primary characteristics of the loans in our single-family conventional guaranty book of business without credit enhancement.

Single-Family Loans Currently without Credit Enhancement
	As of December 31,
	2025		2024
	UPB	Percentage of Single-Family Conventional Guaranty Book of Business	UPB	Percentage of Single-Family Conventional Guaranty Book of Business
	(Dollars in billions)
Low LTV ratio or short-term(1)	$989	28%	$1,049	29%
Pre-credit risk transfer program inception(2)	181	5	209	6
Recently acquired(3)	195	5	186	5
Other(4)	797	22	764	21
Less: Loans in multiple categories	(256)	(7)	(258)	(7)
Total single-family loans currently without credit enhancement	$1,906	53%	$1,950	54%
(1)Represents loans with an LTV ratio less than or equal to 60% or loans with an original maturity of 20 years or less.
(2)Represents loans that were acquired before the inception of our credit risk transfer programs. Also includes Refi PlusTM loans.
(3)Represents loans that were recently acquired and have not been included in a reference pool.
(4)Includes adjustable-rate mortgage loans, loans with a combined LTV ratio greater than 97%, non-Refi Plus loans acquired after the inception of our credit risk transfer programs that became 30 or more days delinquent prior to inclusion in a credit risk transfer transaction, and loans that were delinquent as of December 31, 2025 or December 31, 2024. Also includes loans that were previously included in a credit risk transfer transaction but subsequently had the coverage canceled or the covered term of the transaction ended.
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
•REO management; and
•other single-family credit-related information, including our credit loss and loan sale performance and credit loss concentration metrics.
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
report. Information in Data Dynamics may differ from similar measures presented in our financial statements and other public disclosures for a variety of reasons, including as a result of variations in the loan population covered, timing differences in reporting and other factors.

Fannie Mae 2025 Form 10-K	87

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
Management monitors the single-family serious delinquency rate as an indicator of potential future credit losses and loss mitigation activities. Serious delinquency rates are reflective of our performance in assessing and managing credit risk associated with single-family loans in our guaranty book of business. A higher serious delinquency rate may result in a higher allowance for loan losses. For information on our single-family serious delinquency rate based on UPB, see
"Note 14, Concentrations of Credit Risk—Risk Characteristics of our Guaranty Book of Business—Single-Family Credit
Risk Characteristics."

Delinquency Status and Activity of Single-Family Conventional Loans
	As of December 31,
	2025	2024	2023
Delinquency status:
30 to 59 days delinquent	1.05%	1.05%	1.06%
60 to 89 days delinquent	0.30	0.29	0.26
Seriously delinquent (“SDQ”):	0.58	0.56	0.55
Percentage of SDQ loans that have been delinquent for more than 180 days	43	41	47
Percentage of SDQ loans that have been delinquent for more than two years	4	5	10

	For the Year Ended December 31,
	2025	2024	2023
Single-family SDQ loans (number of loans):
Beginning balance	97,129	96,479	114,960
Additions	186,783	182,083	169,197
Removals:
Modifications and other loan workouts	(79,703)	(76,336)	(77,478)
Liquidations and sales	(51,749)	(29,967)	(31,439)
Cured or less than 90 days delinquent	(54,575)	(75,130)	(78,761)
Total removals	(186,027)	(181,433)	(187,678)
Ending balance	97,885	97,129	96,479
Our single-family serious delinquency rate increased by 2 basis points as of December 31, 2025 compared with
December 31, 2024, remaining near historically low levels. Given our expectation of slower home price growth in 2026 and 2027, the credit performance of the loans in our single-family guaranty book of business may decline compared with recent performance, which could lead to higher delinquencies or an increase in our single-family serious delinquency rate.
Factors that affect our single-family serious delinquency rate include:
•the percentage of our loans that receive forbearance and the length of time they remain in forbearance;
•the pace and effectiveness of payment deferrals, loan modifications and other workouts;
•the timing and volume of nonperforming loan sales we execute;
•pandemics and natural disasters;
•servicer performance; and
•changes in home prices, unemployment levels and other macroeconomic conditions.

Fannie Mae 2025 Form 10-K	88

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
The table below displays the serious delinquency rates for, and the percentage of our seriously delinquent single-family conventional loans represented by, the specified loan categories. Percentage of book amounts represent the UPB of loans for each category divided by the UPB of our total single-family conventional guaranty book of business. The reported categories are not mutually exclusive.

Single-Family Conventional Seriously Delinquent Loan Concentration Analysis
	As of December 31,
	2025			2024			2023
	Percentage of Book Outstanding(1)	Percentage of Seriously Delinquent Loans(2)	Serious Delinquency Rate	Percentage of Book Outstanding(1)	Percentage of Seriously Delinquent Loans(2)	Serious Delinquency Rate	Percentage of Book Outstanding(1)	Percentage of Seriously Delinquent Loans(2)	Serious Delinquency Rate
States:
California	18%	10%	0.44%	19%	9%	0.41%	19%	10%	0.42%
Florida	6	10	0.85	6	11	0.96	6	9	0.73
Illinois	3	5	0.73	3	5	0.69	3	5	0.70
New York	4	5	0.78	4	6	0.79	5	6	0.92
Texas	8	10	0.74	8	10	0.73	7	9	0.64
All other states	61	60	0.54	60	59	0.51	60	61	0.52
Estimated mark-to- market LTV ratio:
<= 60%	67	64	0.47	69	67	0.47	68	69	0.49
60.01% to 70%	11	14	0.98	12	14	0.94	14	15	0.80
70.01% to 80%	11	10	0.88	10	10	0.85	10	9	0.77
80.01% to 90%	7	7	1.03	6	6	0.97	5	5	0.81
90.01% to 100%	4	4	0.98	3	3	0.77	3	2	0.59
Greater than 100%	*	1	3.46	*	*	2.82	*	*	2.05
Credit enhanced:(3)
Primary MI & other(4)	21	35	1.26	21	34	1.17	21	33	1.08
Credit risk transfer(5)	37	32	0.63	36	32	0.61	36	30	0.54
Non-credit enhanced	53	48	0.45	54	49	0.44	55	52	0.46
*Represents less than 0.5% of single-family conventional guaranty book of business.
(1)Percentage of book amounts represent the UPB of loans for each category divided by the UPB of our total single-family conventional guaranty book of business.
(2)Calculated based on the number of single-family loans that were seriously delinquent for each category divided by the total number of single-family conventional loans that were seriously delinquent.
(3)The credit-enhanced categories are not mutually exclusive. A loan with primary mortgage insurance that is also covered by a credit risk transfer transaction will be included in both the “Primary MI & other” category and the “Credit risk transfer” category. As a result, the “Credit enhanced” and “Non-credit enhanced” categories do not sum to 100%. The total percentage of our single-family conventional guaranty book of business with some form of credit enhancement as of December 31, 2025 was 47%.
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
(5)Refers to loans included in reference pools for credit risk transfer transactions, including loans in these transactions that are also covered by primary mortgage insurance. For CAS and some lender risk-sharing transactions, this represents the outstanding UPB of the underlying loans on the single-family mortgage credit book, not the outstanding reference pool, as of the specified date.
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
As of December 31, 2025, the UPB of single-family loans in forbearance was $7.5 billion, or 0.2% of our single-family conventional guaranty book of business, compared with $8.0 billion, or 0.2% of our single-family conventional guaranty book of business, as of December 31, 2024.
We work with our servicers to implement our home retention solution and foreclosure alternative initiatives, and we emphasize the importance of early contact with borrowers and early entry into a home retention solution. We require that servicers first evaluate borrowers for eligibility under a workout option before considering foreclosure. The existence

Fannie Mae 2025 Form 10-K	89

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
•capitalization of past due amounts, a form of payment delay, which capitalizes interest and other eligible default-related amounts that were advanced on behalf of the borrower that are past due into the UPB of the loan; and
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
•sell the home prior to foreclosure in a short sale, whereby the borrower sells the home for less than the full amount owed to Fannie Mae under the mortgage loan.
These alternatives are designed to reduce our credit losses while helping borrowers avoid having to go through a foreclosure.

Fannie Mae 2025 Form 10-K	90

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
Loan Workout Metrics
The chart below displays the UPB of our completed single-family loan workouts by type, as well as the number of loan workouts. This table does not include loans in an active forbearance arrangement, trial modifications, and repayment plans that have been initiated but not completed.

Completed Loan Workout Activity
(Dollars in billions)
85.0
91.8
99.5
$19.0
$21.7
$24.5
$11.2
$11.4
$11.1
$7.3
$9.5
$12.5
2023
2024
2025
Modifications¹
Other²
Payment deferrals
Number of loan workouts (in thousands)

(1)Excludes approximately 20,500 loans, 19,300 loans and 16,300 loans in a trial modification period that was not yet complete as of
December 31, 2025, 2024 and 2023, respectively.
(2)Other was $938 million, $773 million and $516 million for the years ended December 31, 2025, 2024 and 2023, respectively. Other includes repayment plans and foreclosure alternatives. Repayment plans reflect only those plans associated with loans that were 60 days or more delinquent at the execution of the plan.
The increase in loan workout activity in 2025 compared with 2024 was primarily driven by an increase in loan modifications, which includes borrowers affected by disaster activity.
The table below displays the percentage of our single-family loan modifications completed during 2024 and 2023 that were current or paid off one year after modification and, for modifications completed during 2023, two years after modification.

Percentage of Single-Family Completed Loan Modifications That Were Current or Paid Off at One and Two Years Post-Modification
	2024 Modifications				2023 Modifications
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
One Year Post-Modification	59%	60%	62%	64%	63%	69%	72%	75%
Two Years Post-Modification					75	79	80	82
Nonperforming and Reperforming Loan Sales
We also undertake efforts to mitigate credit losses and manage our problem loans by selling our nonperforming and reperforming loans, thereby removing them from our guaranty book of business. This problem loan management strategy is intended to reduce: the number of seriously-delinquent loans, the severity of losses incurred on these loans, and the capital we would be required to hold for such loans.

Fannie Mae 2025 Form 10-K	91

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management

Nonperforming and Reperforming Loan Sale Activity
	For the Year Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Reperforming Loan Sales:
Number of loans sold	6,001	19,909	11,626
Aggregate UPB of loan sales	$1,082	$3,790	$2,219

Nonperforming Loan Sales:
Number of loans sold	2,084	3,978	2,265
Aggregate UPB of loan sales	$431	$698	$354
REO Management
If a loan defaults, we may acquire the property through foreclosure or a deed-in-lieu of foreclosure. The table below displays our REO activity by region. Regional REO acquisition trends generally follow a pattern that is similar to, but lags, that of regional delinquency trends.

Single-Family REO Properties
	For the Year Ended December 31,
	2025	2024	2023
Single-family REO properties (number of properties):
Beginning of period inventory of single-family REO properties(1)	5,895	8,403	8,779
Acquisitions by geographic area:(2)
Midwest	764	876	1,265
Northeast	353	477	847
Southeast	807	652	982
Southwest	803	602	754
West	397	387	344
Total REO acquisitions(1)	3,124	2,994	4,192
Dispositions of REO	(4,500)	(5,502)	(4,568)
End of period inventory of single-family REO properties(1)	4,519	5,895	8,403
Carrying value of single-family REO properties (dollars in millions)	$830	$1,106	$1,396
Single-family foreclosure rate(3)	0.02%	0.02%	0.02%
REO net sales price to UPB(4)	136%	143%	129%
REO net sales price to UPB and costs to repair(5)	82%	89%	97%
Short sales net sales price to UPB(6)	84%	89%	91%
(1)Consists of held-for-sale and held-for-use properties, which are reported in our consolidated balance sheets as a component of “Other assets.”
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
(4)Calculated as the amount of sale proceeds received on disposition of REO properties during the respective periods, excluding those subject to repurchase requests made to our sellers or servicers, divided by the aggregate UPB of the related loans at the time of foreclosure. Net sales price represents the contract sales price less selling costs for the property and other charges paid by the seller at closing, and excludes the cost associated with any property repairs.
(5)Calculated as the amount of sale proceeds received on disposition of REO properties during the respective periods, excluding those subject to repurchase requests made to our sellers or servicers, divided by the aggregate UPB of the related loans at the time of foreclosure and costs to repair the property. Net sales price represents the contract sales price less selling costs for the property and other charges paid by the seller at closing.

Fannie Mae 2025 Form 10-K	92

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
(6)Calculated as the amount of sale proceeds received on properties sold in short sale transactions during the respective periods divided by the aggregate UPB of the related loans. Net sales price includes borrower relocation incentive payments and subordinate lien(s)
negotiated payoffs.
Our REO net sales price to UPB, excluding costs to repair, declined to 136% in 2025 from 143% in 2024, primarily driven by REO properties with higher LTV ratios at foreclosure, resulting in a higher average UPB relative to the sales price. The ratio of REO net sales price to UPB and costs to repair declined to 82% in 2025 from 89% in 2024, primarily driven by higher average UPB and rising capitalizable repair costs per property due to inflation and labor shortages. Our prior REO repair strategy was to conduct repairs on the majority of the properties we acquired. In March 2025, FHFA directed us to revise our REO repair strategy, and we expect our revised strategy will result in lower repair costs on our
REO properties over time.
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
REO Property Status
As of December 31, 2025
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
serious delinquency and forbearance rates, which are potential indicators of future realized single-family credit losses.
We believe these measures provide useful information about our single-family credit performance and the factors that impact it.

Fannie Mae 2025 Form 10-K	93

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

Single-Family Credit Loss Performance Metrics and Loan Sale Performance
	For the Year Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Write-offs	$(550)	$(458)	$(223)
Recoveries	191	258	210
Foreclosed property income (expense)	(250)	(387)	10
Credit gains (losses)	(609)	(587)	(3)
Write-offs on the redesignation of mortgage loans from HFI to HFS(1)	(187)	(270)	(658)
Net credit gains (losses) and write-offs on redesignations	(796)	(857)	(661)
Gains (losses) on sales and other valuation adjustments(2)	—	(21)	(52)
Net credit gains (losses), write-offs on redesignations and gains (losses) on sales and other valuation adjustments	$(796)	$(878)	$(713)

Credit gain (loss) ratio (in bps)(3)	(1.7)	(1.6)	*
Net credit gains (losses), write-offs on redesignations and gains (losses) on sales and other valuation adjustments ratio (in bps)(4)	(2.2)	(2.4)	(2.0)
*Represents less than 0.05 bps.
(1)Consists of the lower of cost or fair value adjustment at time of redesignation.
(2)Consists of gains or losses realized on the sales of nonperforming and reperforming mortgage loans during the period and temporary lower of cost or market adjustments on HFS loans, which are recognized in “Investment gains (losses), net” in our consolidated statements of operations and comprehensive income.
(3)Calculated based on the amount of “Credit gains (losses)” divided by the average single-family conventional guaranty book of business during the period.
(4)Calculated based on the amount of “Net credit gains (losses), write-offs on redesignations and gains (losses) on sales and other valuation adjustments” divided by the average single-family conventional guaranty book of business during the period.

Fannie Mae 2025 Form 10-K	94

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
The table below displays concentrations of our net single-family credit gains (losses) and write-offs on redesignations based on geography.

Concentration Analysis of Net Credit Gains (Losses) and Write-offs on Redesignations
	Percentage of Single-Family Conventional Guaranty Book of Business Outstanding(1)		Amount of Single-Family Credit Gains (Losses) and Redesignation Write-offs(2)
	As of December 31,		For the Year Ended December 31,
	2025	2024	2025	2024
	(Dollars in millions)
Geographical distribution:
California	18%	19%	$(100)	$(110)
Florida	6	6	(71)	(36)
Illinois	3	3	(50)	(67)
New York	4	4	(66)	(80)
Texas	8	8	(77)	(44)
All other states	61	60	(432)	(520)
Total	100%	100%	$(796)	$(857)
(1)Calculated based on the aggregate UPB of single-family loans for each category divided by the aggregate UPB of loans in our single-
family conventional guaranty book of business as of the end of each period.
(2)Credit gains (losses) and write-offs on redesignations do not include gains (losses) on sales and other valuation adjustments. Excludes the impact of recoveries resulting from resolution agreements related to representation and warranty matters and compensatory fee income related to servicing matters that have not been allocated to specific loans.

Fannie Mae 2025 Form 10-K	95

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
expected lives. Single-family mortgages can be prepaid in whole or in part at any time without penalty.

Single-Family Loans: Maturities and Terms of the Consolidated Mortgage Loan Portfolio(1)
	As of December 31, 2025
	Due within 1 year(2)	Greater than 1 year but within 5 years	Greater than 5 years but within 15 years	Greater than 15 years	Total
	(Dollars in millions)
Single-family mortgage loans:
Loans held for sale	$8	$24	$69	$152	$253
Loans held for investment:
Of Fannie Mae	3,266	4,581	13,392	35,215	56,454
Of consolidated trusts	125,761	527,056	1,336,368	1,526,090	3,515,275
Total UPB of single-family mortgage loans	129,035	531,661	1,349,829	1,561,457	3,571,982
Cost basis adjustments, net					32,479
Total single-family mortgage loans(3)	$129,035	$531,661	$1,349,829	$1,561,457	$3,604,461
Single-family mortgage loans by interest rate sensitivity:
Fixed-rate	$125,595	$527,501	$1,338,526	$1,547,071	$3,538,693
Adjustable-rate	3,440	4,160	11,303	14,386	33,289
Total UPB of single-family mortgage loans	$129,035	$531,661	$1,349,829	$1,561,457	$3,571,982
(1)We report the scheduled repayments in the maturity category in which the payment is due, such that a loan’s balance may be presented across multiple maturity categories.
(2)Due within 1 year includes reverse mortgages for which there is no defined maturity date of $2.5 billion as of December 31, 2025.
(3)Excludes accrued interest receivable. The UPB of single family loans is based on the amount of contractual UPB due and excludes any write-offs for amounts deemed uncollectible. Those write-offs are presented as a component of cost basis adjustments, net.
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

Fannie Mae 2025 Form 10-K	96

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
•Lenders: During 2025, we executed multifamily transactions with 28 lenders. Of these, 24 lenders delivered loans to us under our DUS program described below. In determining whether to enter into a selling and servicing arrangement with a multifamily lender, we consider the lender’s: financial strength; multifamily underwriting and servicing experience and processes, including relevant policies and procedures in place;
portfolio performance; and willingness and ability to share in the risk of loss associated with the multifamily loans they originate.
•Loan size: The average size of a multifamily loan (based on UPB) in our guaranty book of business is much larger than the average size of a single-family loan. See “Single-Family Guaranty Book Diversification and
Monitoring” and “Multifamily Guaranty Book Diversification and Monitoring” for additional information about the average size of single-family and multifamily loans in our guaranty book.
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
•Prepayment terms: To reduce the likelihood of prepayments during the term of a loan, most Fannie Mae multifamily loans impose prepayment premiums, primarily yield maintenance. This is in contrast to single-family loans, which do not have prepayment premiums.
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
Multifamily Mortgage Servicing
Substantially all of the multifamily loans in our guaranty book of business as of December 31, 2025 and 2024 were serviced by DUS lenders or their affiliates on our behalf. Multifamily servicers are responsible for the evaluation of the financial condition of properties and property owners, administering various types of loan- and property-level agreements (including agreements covering replacement reserves, completion or repair, and operations and maintenance), as well as conducting routine property inspections. When elevated risks in a transaction are identified,

Fannie Mae 2025 Form 10-K	97

MD&A | Multifamily Business | Multifamily Primary Business Activities
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
Multifamily Activities Supporting Affordable Rental Housing
Overview
A core component of Fannie Mae’s mission is to support the U.S. multifamily housing market by helping serve the nation’s rental housing needs. We focus on supporting affordable housing, which is housing that is affordable to households earning at or below the median income in their area, as well as on workforce housing, which is housing that is affordable to those earning at or below 120% of area median income. Approximately 93% of the multifamily units we financed in 2025 that were potentially eligible for housing goals credit were affordable to those earning at or below
120% of the median income in their area. The chart below shows a breakout of our multifamily acquisitions by area median income.
Multifamily Rental Units by Affordability Relative to Area Median Income (AMI)(1)

4%
5%
14%
38%
39%
5%
8%
19%
38%
30%
7%
6%
17%
40%
30%
2023
2024
2025
60% AMI or less
>60%-80% AMI
>80%-100% AMI
>100%-120% AMI
>120% AMI

(1)Based on rents reported at loan origination. Rents may change following loan origination. Reflects multifamily acquisitions potentially eligible for housing goals credit, which consists of newly acquired units financed by first liens; excludes second liens on units for which we had financed the first lien, manufactured housing communities, and manufactured housing rentals.

Fannie Mae 2025 Form 10-K	98

MD&A | Multifamily Business | Multifamily Primary Business Activities
Targeted Affordable Housing
To serve low- and very-low-income households, we have a team that focuses exclusively on relationships with lenders financing privately-owned multifamily properties that receive public subsidies in exchange for maintaining long-term affordable rents. We work with borrowers that may utilize housing programs and subsidies provided by local, state and federal agencies; examples include tax incentives (such as those provided through LIHTC or tax abatement) and rent subsidies (such as project-based Section 8 rental assistance or tenant vouchers). The public subsidy programs are largely targeted to provide housing to those earning less than 60% of area median income (as defined by HUD) and are structured to ensure that the low- and very low-income households who benefit from the programs pay no more than
30% of their gross monthly income for rent and utilities. As of December 31, 2025, these affordable loans represented approximately 12% of our multifamily guaranty book of business, based on UPB, including $7.0 billion in bond credit
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
Equity Investments in Low Income Housing Tax Credit Projects
We make equity investments in LIHTC partnerships. These LIHTC partnerships have generally been established to identify, develop and operate multifamily housing that is leased to qualifying residential tenants. LIHTC encourages private equity investment in creating and preserving affordable units throughout the country by awarding federal tax credits to affordable housing developers, who then exchange those tax credits with corporate investors, such as Fannie
Mae, in return for capital contributions. In August 2025, FHFA doubled our annual LIHTC investment limit from $1 billion to $2 billion. The increase in the LIHTC investment limit enables us to expand support for Duty to Serve-designated rural areas by directing additional equity capital to underserved and rural communities, enhancing affordable housing development in areas with limited access to traditional financing.
Multifamily Lenders and Investors
Our Multifamily business works primarily with our DUS lender network. During 2025, our top five multifamily lenders, in the aggregate, accounted for 50% of our multifamily business volume, compared with 49% in 2024. Three of our lenders, Walker & Dunlop, Wells Fargo, and CBRE Multifamily Capital accounted for 12%, 11%, and 10%, respectively, of our 2025 multifamily business volume. No other lenders accounted for 10% or more of our multifamily business volume in 2025.
We have a diversified funding base of domestic and international investors. Fannie Mae multifamily MBS investors include money managers, banks, insurance companies, real estate investment trusts, corporations, state and local governments, and other municipal authorities. Our Multifamily Connecticut Avenue Securities® (“MCASTM”) investors primarily consist of money managers and hedge funds, while our Multifamily CIRTTM (“MCIRTTM”) transaction counterparties are insurers and reinsurers.
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
of a variety of factors, many of which are outside our control. See “Business—Conservatorship and Treasury
Agreements,” “Business—Legislation and Regulation,” and “Risk Factors” for information on matters that could affect our business and competitive environment.

Fannie Mae 2025 Form 10-K	99

MD&A | Multifamily Business | Multifamily Mortgage Market
Multifamily Mortgage Market
The multifamily market saw rental demand slow moderately along with continued elevated levels of new supply entering the market in 2025. Modestly decreasing interest rates were associated with an increase in multifamily property sales transactions, but multifamily property valuations declined year over year.
•Vacancy rates. Based on data from Moody’s Analytics, the national multifamily vacancy rate for institutional investment-type apartment properties increased to 6.7% as of December 31, 2025, compared with 6.6% as of
September 30, 2025, and 6.4% as of December 31, 2024. The estimated average national multifamily vacancy rate over the last 15 years was approximately 5.1%.
•Rents. Based on Moody’s Analytics data, effective rents decreased 0.8% during the fourth quarter of 2025, compared to a decrease of 0.1% during the third quarter of 2025 and an increase of 0.3% during the fourth quarter of 2024. Effective rents as of the fourth quarter of 2025 remain unchanged from the fourth quarter of
2024.
•Net absorption. Net absorption, the net change in the total number of occupied multifamily rental units, declined in the fourth quarter of 2025, consistent with the increase in vacancy rates. Based on Moody’s Analytics data, net absorption for the fourth quarter of 2025 declined 42% compared with the third quarter of 2025 and 48%
compared with the fourth quarter of 2024.
•Property sales volumes. Based on preliminary MSCI RCA data, multifamily property sales for 2025 were $165 billion, higher than the $151 billion volume during 2024, and much closer to the 2015 to 2019 annual average level of $169 billion.
•Property values. According to data from the MSCI RCA Commercial Property Price Index (“RCA CPPITM”),
multifamily property values declined 19% from their peak in the second quarter of 2022 to the fourth quarter of
2025 and decreased approximately 1% from the fourth quarter of 2024 to the fourth quarter of 2025.
We estimate that more than 500,000 multifamily rental units were delivered to the U.S. housing market in 2025, which is well above the past 10-year average of 424,000 units delivered annually. Additionally, there were approximately 793,000 multifamily rental units underway as of November 2025, and based on recent historical trends we expect between
450,000 and 500,000 units will be completed in 2026.
Vacancy rates and rents are important to loan performance because multifamily loans are generally repaid from the cash flows generated by the underlying property. We expect vacancy rates will decline slightly by the end of 2026, and we expect cumulative rent growth below 2.0% for the year. We also expect slowing household formation, but elevated single-family housing prices in many places continue to push many new households into the rental market and keep a number of tenants renting longer. If job growth slows substantially, lower demand could push up vacancies and limit rent growth potential.
Property value is important to credit quality because when a multifamily loan matures, a borrower may be required to make up any value shortfalls if the value estimate has declined below the UPB of the loan and the borrower needs new financing for the property. A borrower may default on its loan if the UPB of the loan is significantly higher than the current property value.
Multifamily property capitalization rates, the indicated rate of return on investment for commercial properties sold during the quarter, were estimated at 5.5% in the fourth quarter of 2025, down slightly from 5.6% in the third quarter of 2025, but the same level as in the fourth quarter of 2024. Multifamily capitalization rates increased substantially between the first quarter of 2022 and the fourth quarter of 2023 but have averaged around 5.6% since then, with the spread between multifamily capitalization rates and 10-year Treasury rates, which is an important consideration for commercial real estate investors, remaining significantly narrower than the spread that was observed prior to 2022.

Fannie Mae 2025 Form 10-K	100

MD&A | Multifamily Business | Multifamily Mortgage Acquisition Share
Multifamily Mortgage Acquisition Share
In 2025, both GSEs collectively acquired approximately $150 billion in multifamily mortgage volume; Fannie Mae’s share of these acquisitions was 49% and Freddie Mac’s share was 51%.
The chart below displays our estimated share of multifamily mortgage acquisitions during the twelve months ended as of September 30, 2025, the latest date available, and the twelve months ended September 30, 2024, as compared with that of our primary competitors for the acquisition of multifamily mortgage assets.
Multifamily Mortgage Acquisition Share(1)

Fannie Mae	Ginnie Mae	Depository Institutions	Non-Traditional MF Lenders and Others(2)

Freddie Mac	Life Insurers	Conduits

(1)  According to the American Council of Life Insurers (“ACLI”), Trepp, Mortgage Bankers Association and Fannie Mae Multifamily Economic
and Strategic Research Group.
(2) Other includes state and local credit agencies, FHLBs and other financial institutions.
Multifamily Mortgage Debt Outstanding
As shown in the chart below, we have remained a continuous source of liquidity in the U.S. multifamily market.
Multifamily Mortgage Debt Outstanding(1)
(Dollars in trillions)
(1)Multifamily mortgage debt outstanding as of September 30, 2025 is based on the Federal Reserve’s January 2026 mortgage debt outstanding release, the latest date for which the Federal Reserve has estimated mortgage debt outstanding for multifamily residences.
Prior-period amounts have been updated to reflect revised historical data from the Federal Reserve.

Fannie Mae 2025 Form 10-K	101

MD&A | Multifamily Business | Multifamily Business Metrics
Multifamily Business Metrics
Multifamily New Business Volume
The chart below displays our new multifamily loan acquisitions by UPB and number of units financed.
Multifamily New Business Volume
(Dollars in billions)
(1)Reflects UPB of new multifamily loans securitized or purchased as well as credit enhancements provided during the period. These figures will not agree to Fannie Mae MBS issued during the period, as Fannie Mae MBS issued also include portfolio securitizations and certain conversions that result in a new Fannie Mae MBS issuance without a newly created loan and exclude bond or mortgage loan credit enhancements.
(2)Reflects newly acquired units financed by first liens and excludes manufactured housing rentals.
Multifamily business volumes increased by 34% in 2025 compared with 2024, reflecting increased market activity in
2025. We are subject to an annual multifamily loan purchase cap set by FHFA, which was $73 billion in 2025 and increased to $88 billion for 2026. FHFA requires that at least 50% of our multifamily loan purchases be mission-driven, focused on specified affordable and underserved market segments, and certain loan categories are exempt from the loan purchase cap. The significant majority of our multifamily new business volume of $73.7 billion in 2025 counted towards FHFA’s 2025 multifamily loan purchase cap.

Fannie Mae 2025 Form 10-K	102

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
Multifamily Guaranty Book of Business and Average Charged Guaranty Fee
The chart below displays the UPB and average charged guaranty fee related to our multifamily guaranty book of business.
Multifamily Guaranty Book of Business and Charged Fee
(Dollars in billions)
(1)Our multifamily guaranty book of business primarily consists of multifamily mortgage loans underlying Fannie Mae MBS outstanding, multifamily mortgage loans of Fannie Mae held in our retained mortgage portfolio, and other credit enhancements that we provide on multifamily mortgage assets. It does not include non-Fannie Mae multifamily mortgage-related securities held in our retained mortgage portfolio for which we do not provide a guaranty.

Fannie Mae 2025 Form 10-K	103

MD&A | Multifamily Business | Multifamily Business Metrics
Our multifamily guaranty book of business grew to $534.7 billion as of December 31, 2025, a 7% increase from
December 31, 2024, driven by our acquisitions combined with low prepayment volumes due to the high interest rate environment.
Our average charged guaranty fee represents the return we earn as compensation for the credit risk we assume on our multifamily guaranty book of business. The average charged guaranty fee on our multifamily guaranty book of business decreased 2.8 basis points in 2025 compared with 2024, due to lower average charged fees on our 2025 acquisitions as compared with the loans in our multifamily guaranty book of business as of December 31, 2024. Our guaranty fee is impacted by the rate at which loans in our book of business turn over as well as the guaranty fees we charge on new business volumes, which are set at the time we acquire the loans. Multifamily pricing is primarily based on individual loan characteristics, but is also influenced by external forces, such as interest rates, MBS spreads, the availability and cost of other sources of liquidity, and our mission-related goals.
Multifamily Mortgage Credit Risk Management
Our strategy for managing multifamily mortgage credit risk consists of the following primary components:
•our underwriting and servicing standards;
•guaranty book diversification and monitoring;
•the transfer of mortgage credit risk to third parties, including our lenders; and
•management of problem loans.
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
Multifamily Underwriting Standards
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
Our standards for multifamily loans specify maximum original LTV ratio and minimum original debt service coverage ratio (“DSCR”) values that vary based on loan characteristics. Our experience has been that original LTV ratio and
DSCR values have been reliable indicators of future credit performance. We limit acquisitions of multifamily loans with original LTV ratios greater than 80% or with original DSCRs of 1.25 or less, as they pose more credit risk than we typically seek. The percentage of our new multifamily business volume acquired in 2025 with original LTV ratios greater than 80% was less than 1%, compared with approximately 1% in 2024. The percentage of new multifamily business volume acquired in 2025 with original DSCRs (based on actual debt service payments) of 1.25 or less was approximately 3%, compared with approximately 4% in 2024.
In 2024 and 2025, we implemented a number of improvements relating to gaps we had previously identified in our management of multifamily loan origination fraud risk and our oversight of multifamily seller/servicer counterparties, and we are currently testing these improvements to confirm that we have remediated the identified gaps. We are also

Fannie Mae 2025 Form 10-K	104

MD&A | Multifamily Business | Multifamily Mortgage Credit Risk Management
developing new artificial intelligence-powered tools to assist us in detecting multifamily mortgage fraud. While we have improved our processes for managing multifamily mortgage fraud risk, we continue to face risks associated with multifamily mortgage fraud. See “Risk Factors—Credit Risk” for a discussion of this risk.
Multifamily Guaranty Book Diversification and Monitoring
Diversification within our multifamily guaranty book of business by geographic concentration, loan term, interest rate structure, borrower concentration, loan size, property type, and credit enhancement coverage are important factors that influence credit performance and may help reduce our credit risk.
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
We manage our exposure to interest-rate risk and monitor changes in interest rates, which can impact multiple aspects of our multifamily loans. High interest rates may reduce the ability of multifamily borrowers to refinance their loans, which often have balloon balances at maturity. We have a team that proactively manages upcoming loan maturities to minimize losses on maturing loans and assists lenders and borrowers with timely and appropriate refinancing or payoff of maturing loans. We provide information on the maturity schedule of our multifamily loans in “Multifamily Problem Loan
Management and Multifamily Maturity Information” below and in our quarterly financial supplements, which we furnish to the SEC with current reports on Form 8-K and make available on our website. Information in our quarterly financial supplements is not incorporated by reference into this report.
Additionally, in a high interest-rate environment, multifamily borrowers with adjustable-rate mortgages will have higher monthly payments, which may lower their DSCRs. The percentage of our multifamily guaranty book of business with a current DSCR below 1.0 was approximately 4% as of December 31, 2025, compared to 6% as of December 31, 2024, as displayed in the table below. This decrease was primarily attributable to properties financed with adjustable-rate mortgages reporting higher DSCRs in their latest operating statements as a result of the current interest rate environment. We generally require multifamily borrowers with adjustable-rate mortgages to purchase and maintain interest rate caps for the life of the loan to protect against large movements in rates as well as maintain escrows at our servicers to reserve for the cost of replacing these caps. We actively monitor interest-rate related risks as part of our risk management process. For more information on our criticized loan population, see “Multifamily Problem Loan
Management—Credit Performance Statistics on Multifamily Problem Loans.”
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
For example, we closely monitor rental payment trends and vacancy levels in local markets, as well as capitalization rates, to identify loans that merit closer attention or loss mitigation actions. The primary asset management responsibilities for our multifamily loans are performed by our DUS and other multifamily lenders. We periodically evaluate these lenders’ performance for compliance with our asset management criteria.

Fannie Mae 2025 Form 10-K	105

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
available on our website. Information in our quarterly earnings presentations and financial supplements is not incorporated by reference into this report.

Key Risk Characteristics of Multifamily Business Volume and Guaranty Book of Business
	Multifamily Business Volume at Acquisition(1) For the Year Ended December 31,			Multifamily Guaranty Book of Business(2) As of December 31,
	2025	2024	2023	2025	2024	2023
LTV ratio:
Weighted-average original LTV ratio	62%	62%	59%	63%	63%	63%
DSCR:
Weighted-average DSCR(3)	1.6	1.6	1.6	1.9	2.0	2.0
Current DSCR below 1.0(3)	N/A	N/A	N/A	4%	6%	4%
Loan amount and count:
Average loan amount (in millions)	$22	$21	$19	$17	$17	$16
Loan count	3,308	2,602	2,812	30,593	29,651	28,926
Interest rate type:
Fixed-rate	99%	100%	99%	95%	93%	91%
Adjustable-rate	1	*	1	5	7	9
Total	100%	100%	100%	100%	100%	100%
Amortization type:
Full interest-only	66%	61%	63%	48%	45%	42%
Partial interest-only(4)	28	31	32	42	44	46
Fully amortizing	6	8	5	10	11	12
Total	100%	100%	100%	100%	100%	100%
Asset class type:
Conventional/co-op	96%	94%	92%	91%	90%	89%
Seniors housing	1	3	1	2	3	3
Student housing	*	1	1	2	3	3
Manufactured housing	3	2	6	5	4	5
Total	100%	100%	100%	100%	100%	100%
Affordable(5)	11%	11%	12%	12%	12%	12%
Small balance loans (based on loan count)(6)	33%	34%	40%	45%	47%	48%
Geographic concentration:(7)
Midwest	12%	12%	13%	12%	12%	12%
Northeast	21	13	12	15	15	15
Southeast	26	30	32	28	27	27
Southwest	20	23	24	22	22	22
West	21	22	19	23	24	24
Total	100%	100%	100%	100%	100%	100%
*    Represents less than 0.5% of multifamily business volume or guaranty book of business.
(1)Calculated based on the UPB of multifamily loans for each category divided by the aggregate UPB at time of acquisition, excluding small balance loans which is calculated based on loan count rather than UPB.

Fannie Mae 2025 Form 10-K	106

MD&A | Multifamily Business | Multifamily Mortgage Credit Risk Management
(2)Calculated based on the aggregate UPB of multifamily loans for each category divided by the aggregate UPB of loans in our multifamily guaranty book of business as of the end of each period, excluding small balance loans which is calculated based on loan count rather than
UPB.
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
(6)Small balance loans refer to multifamily loans with an original UPB of up to $9 million. Small balance loans are included within the asset class categories referenced above. We present this metric in the table based on loan count rather than UPB. Small balance loans comprised 10%, 10% and 11% of our multifamily guaranty book of business as of December 31, 2025, 2024 and 2023, respectively, based on UPB of the loan.
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
Front-End Credit Risk Sharing
Our DUS model is designed to transfer approximately one-third of the credit risk on our multifamily loans to lenders, either on a pro-rated or tiered basis, but the amount of credit loss shared in any given transaction may vary. Lenders who share on a tiered basis typically absorb losses on the first 5% of the UPB of a loan at the time of loss settlement, and above 5% share a percentage of the loss with us, with the maximum loss capped at 20% of the original UPB of the loan. Among our DUS network, bank lenders tend to use pro-rated loss sharing, as it results in more favorable regulatory capital requirements for them, while non-depository lenders vary based on preference.

Fannie Mae 2025 Form 10-K	107

MD&A | Multifamily Business | Multifamily Mortgage Credit Risk Management
The chart below displays the percentage of credit risk retained by Fannie Mae or transferred to third parties under our typical DUS lender risk-sharing arrangements. As of December 31, 2025, 44% of our multifamily guaranty book of business was covered by tiered loss sharing and 56% was covered by pro-rated loss sharing. As of December 31, 2024,
43% of our multifamily guaranty book of business was covered by tiered loss sharing and 56% was covered by pro-
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
Non-DUS lenders, which represent a small portion of our multifamily guaranty book of business, typically share or absorb losses based on a negotiated percentage of the loan or the pool balance. As a result of our lender risk-sharing agreements, our maximum potential loss recovery from both DUS and non-DUS loans represented approximately 24%
of the UPB of our multifamily guaranty book of business as of December 31, 2025 and December 31, 2024.
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
In 2025, we entered into two new multifamily credit risk transfer transactions through our MCIRT and MCAS programs.
When engaging in multifamily credit risk transfer transactions, we consider their cost, the resulting capital relief, and the overall credit risk appetite of the market. The cost of our credit risk transfer transactions is impacted by macroeconomic conditions and housing market sentiment, as well as the demand and capacity of the investors and reinsurers that support these transactions.

Fannie Mae 2025 Form 10-K	108

MD&A | Multifamily Business | Multifamily Mortgage Credit Risk Management
The table below displays the total UPB of multifamily loans and the percentage of our multifamily guaranty book of business, based on UPB, that is covered by a back-end credit risk transfer transaction. The table does not reflect front-
end lender risk-sharing arrangements, as only a small portion of our multifamily guaranty book of business is not covered by these arrangements.

Multifamily Loans in Back-End Credit Risk Transfer Transactions
	As of December 31,
	2025		2024
	UPB	Percentage of Multifamily Guaranty Book of Business	UPB	Percentage of Multifamily Guaranty Book of Business
	(Dollars in millions)
MCIRT	$105,740	20%	$101,181	20%
MCAS	67,040	12	56,142	11
Total	$172,780	32%	$157,323	31%
Multifamily Problem Loan Management
We employ proactive management and monitoring of our multifamily guaranty book, which are designed to mitigate losses and delinquencies on our multifamily guaranty book of business.
Credit Performance Statistics on Multifamily Problem Loans
The percentage of loans in our multifamily guaranty book of business that were criticized was 6% as of December 31,
2025 and 7% as of December 31, 2024. The criticized loans category substantially consists of loans classified as
“Substandard” and also includes loans classified as “Special Mention” or “Doubtful.” Substandard loans are loans that have a well-defined weakness that could impact their timely full repayment. While the majority of the substandard loans in our multifamily guaranty book of business are currently making timely payments, we continue to monitor the performance of our substandard loan population. For more information on our credit quality indicators, including our population of substandard loans, see “Note 4, Mortgage Loans.”
Our multifamily serious delinquency rate increased to 0.74% as of December 31, 2025, compared with 0.57% as of
December 31, 2024, primarily driven by new entrants into the seriously delinquent loan population resulting from sustained market challenges in recent periods. The impact of new delinquencies was partially offset by the foreclosure of the remaining loans in a specific seniors housing portfolio that was written off in 2023. Our multifamily serious delinquency rate consists of multifamily loans that were 60 days or more past due based on UPB, expressed as a percentage of our multifamily guaranty book of business.
Management monitors the multifamily serious delinquency rate as an indicator of potential future credit losses and loss mitigation activities. Serious delinquency rates are reflective of our performance in assessing and managing credit risk associated with multifamily loans in our guaranty book of business. A higher serious delinquency rate may result in a higher allowance for loan losses. The percentage of loans in our multifamily guaranty book of business that were 180 days or more delinquent was 0.56% as of December 31, 2025, compared with 0.44% as of December 31, 2024.
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
Multifamily REO Management
As of December 31, 2025, we held 181 multifamily REO properties with a carrying value of $1.0 billion, compared with
139 properties with a carrying value of $638 million as of December 31, 2024. The increase in foreclosure activity was primarily driven by the remaining properties from a specific seniors housing portfolio that was written off in 2023.
Multifamily Credit Loss Performance Metrics
The amount of multifamily credit losses or gains we realize in a given period is driven by foreclosures, pre-foreclosure sales, post-foreclosure REO activity and other events that trigger write-offs and recoveries. Our multifamily credit loss performance metrics are not defined terms and may not be calculated in the same manner as similarly titled measures reported by other companies. For the purposes of our multifamily credit loss performance metrics, credit losses or gains

Fannie Mae 2025 Form 10-K	109

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
The table below displays the components of our multifamily credit loss performance metrics, as well as our multifamily initial write-off severity rate and write-off loan count.

Multifamily Credit Loss Performance Metrics
	For the Year Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Write-offs(1)	$(470)	$(505)	$(401)
Recoveries	108	86	59
Foreclosed property income (expense)	(119)	(234)	(174)
Credit gains (losses)	(481)	(653)	(516)
Change in expected benefits from freestanding loss-sharing arrangements(2)	184	148	41
Credit gains (losses), net of freestanding loss-sharing arrangements	$(297)	$(505)	$(475)

Credit gain (loss) ratio (in bps)(3)	(9.4)	(13.5)	(11.3)
Credit gain (loss) ratio, net of freestanding loss-sharing arrangements (in bps)(2)(3)	(5.8)	(10.5)	(10.4)
Multifamily initial write-off severity rate on liquidated loans(4)	25%	25%	8%
Multifamily write-off loan count on liquidated loans(5)	67	23	18
(1)Represents write-offs at a liquidation event, which includes a foreclosure, a deed-in-lieu of foreclosure or a short sale, as well as write-offs prior to a liquidation event. Write-offs associated with non-REO sales are net of loss sharing.
(2)Represents changes to the benefit we expect to receive only from write-offs as a result of certain freestanding loss-sharing arrangements, primarily multifamily DUS lender risk-sharing transactions. Changes to the expected benefits we will receive are recorded in “Other income
(expense), net” in our consolidated statements of operations and comprehensive income.
(3)Calculated based on the amount of “Credit gains (losses)” and “Credit gains (losses), net of freestanding loss-sharing arrangements,”
divided by the average multifamily guaranty book of business during the period.
(4)Rate is calculated as the initial write-off amount divided by the UPB of the loans written off and is based on write-offs associated with a liquidation event. The rate excludes any costs, gains or losses associated with REO after initial acquisition through final disposition. The rate also excludes write-offs when a loan is determined to be uncollectible prior to a liquidation event. Write-offs are net of lender loss-
sharing agreements.
(5)Represents the number of loans that experienced write-offs associated with a liquidation event during the period.

Fannie Mae 2025 Form 10-K	110

MD&A | Multifamily Business | Multifamily Mortgage Credit Risk Management
Multifamily Maturity Information
The below table shows the contractual maturities and interest rate sensitivities of our multifamily mortgage loan portfolio as recorded on our consolidated balance sheets. Although loans in our consolidated portfolio have varying contractual terms, the actual life of the loans may be less than their contractual term as a result of prepayment.

Multifamily Loans: Maturities and Terms of the Consolidated Mortgage Loan Portfolio(1)
	As of December 31, 2025
	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years but within 15 years	Greater than 15 years	Total
	(Dollars in millions)
Multifamily mortgage loan portfolio:(2)
Loans held for investment:
Of Fannie Mae	$831	$1,488	$1,862	$13	$4,194
Of consolidated trusts	25,586	247,696	243,728	4,671	521,681
Total UPB of multifamily mortgage loans	26,417	249,184	245,590	4,684	525,875
Cost basis adjustments, net					(2,659)
Total multifamily mortgage loans(2)	$26,417	$249,184	$245,590	$4,684	$523,216
Multifamily mortgage loan portfolio by interest rate sensitivity:
Fixed-rate	$25,018	$238,423	$232,995	$4,590	$501,026
Adjustable-rate	1,399	10,761	12,595	94	24,849
Total UPB of multifamily mortgage loans	$26,417	$249,184	$245,590	$4,684	$525,875
(1)We report the scheduled repayments in the maturity category in which the payment is due, such that a loan’s balance may be presented across multiple maturity categories.
(2)Excludes accrued interest receivable. The UPB of multifamily loans is based on the amount of contractual UPB due and excludes any write-offs for amounts deemed uncollectible. Those write-offs are presented as a component of cost basis adjustments, net.

Fannie Mae 2025 Form 10-K	111

MD&A | Consolidated Credit Ratios and Select Credit Information
Consolidated Credit Ratios and Select Credit Information

The table below displays select credit ratios on our single-family conventional guaranty book of business and our multifamily guaranty book of business, as well as the inputs used in calculating these ratios. For purposes of calculating our consolidated credit ratios and the credit loss reserves and write-offs, net of recoveries, the ratios are inclusive of our allowance for loan losses, allowance for accrued interest receivable, and reserve for guaranty losses. These amounts exclude reserves for advances of pre-foreclosure costs and the allowance for available-for-sale securities.

Consolidated Credit Ratios and Select Credit Information
	As of
	December 31, 2025			December 31, 2024
	Single-family	Multifamily	Consolidated Total	Single-family	Multifamily	Consolidated Total
	(Dollars in millions)
Credit loss reserves as a percentage of:
Guaranty book of business	0.17%	0.43%	0.20%	0.15%	0.48%	0.19%
Nonaccrual loans at amortized cost	22.03	70.02	27.19	19.95	95.27	26.43

Nonaccrual loans as a percentage of:
Guaranty book of business	0.77%	0.62%	0.75%	0.74%	0.50%	0.71%

Select financial information used in calculating credit ratios:
Credit loss reserves	$(6,066)	$(2,319)	$(8,385)	$(5,332)	$(2,398)	$(7,730)
Guaranty book of business(1)	3,569,324	534,715	4,104,039	3,617,267	499,652	4,116,919
Nonaccrual loans at amortized cost	27,532	3,312	30,844	26,728	2,517	29,245
(1)Guaranty book of business is as of period end. For single-family, represents the conventional guaranty book of business.
Our credit loss reserves increased as of December 31, 2025 compared with December 31, 2024 primarily as a result of a provision for credit losses, which increased our allowance for loan losses, as we describe in “Consolidated Results of
Operations—(Provision) Benefit for Credit Losses.”

Fannie Mae 2025 Form 10-K	112

MD&A | Consolidated Credit Ratios and Select Credit Information

Consolidated Write-off Ratio and Select Credit Information
	For the Year Ended December 31,
	2025			2024			2023
	Single- family	Multifamily	Total	Single- family	Multifamily	Total	Single- family	Multifamily	Total
	(Dollars in millions)
Select credit ratio:
Write-offs, net of recoveries, as a percentage of the average guaranty book of business (in bps)	1.5	7.0	2.2	1.3	8.7	2.2	1.8	7.5	2.5

Select financial information used in calculating credit ratio:
Write-offs(1)	$737	$470	$1,207	$728	$505	$1,233	$881	$401	$1,282
Recoveries	(191)	(108)	(299)	(258)	(86)	(344)	(210)	(59)	(269)
Write-offs, net of recoveries	$546	$362	$908	$470	$419	$889	$671	$342	$1,013
Average guaranty book of business(2)	$3,593,097	$514,197	$4,107,294	$3,626,208	$482,541	$4,108,749	$3,634,426	$455,137	$4,089,563
(1)Represents write-offs when a loan is determined to be uncollectible. For single-family, also includes any write-offs upon the redesignation of mortgage loans from HFI to HFS.
(2)Average guaranty book of business is based on the average of quarter-end balances. For single-family, represents the conventional guaranty book of business.
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
Our primary sources of funds include:
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

Fannie Mae 2025 Form 10-K	113

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
•actions taken by the President, FHFA, the Federal Reserve, Treasury, or other government agencies;
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
•our liquidity contingency plans;
•our credit ratings; and
•other factors that could adversely affect our ability to obtain adequate debt funding or otherwise negatively impact our liquidity, including the factors listed above.

Fannie Mae 2025 Form 10-K	114

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
•a specified minimum stable funding (as defined by FHFA) to less-liquid asset ratio. Less-liquid assets are those that are not eligible to be pledged as collateral to Fixed Income Clearing Corporation; and
•a requirement that we fund our assets with stable funding that has a specified minimum term relative to the term of the assets.
As of December 31, 2025, we were in compliance with these requirements.
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
Our debt funding needs and debt funding activity may vary from period to period depending on factors such as market conditions, refinance volumes, our capital and liquidity management, our net worth, and the size of our retained mortgage portfolio. See “Retained Mortgage Portfolio” for information about our retained mortgage portfolio and limits on its size.
The UPB of our aggregate indebtedness was $130.0 billion as of December 31, 2025. Pursuant to the terms of the senior preferred stock purchase agreement, we are prohibited from issuing debt without the prior consent of Treasury if it would result in our aggregate indebtedness exceeding our outstanding debt limit, which is set to $270 billion. The calculation of our indebtedness for purposes of complying with our debt limit reflects the UPB and excludes debt basis adjustments and debt of consolidated trusts.
Outstanding Debt
Total outstanding debt of Fannie Mae includes short-term and long-term debt and excludes debt of consolidated trusts.
Short-term debt of Fannie Mae consists of borrowings with an original contractual maturity of one year or less and, therefore, does not include the current portion of long-term debt. Long-term debt of Fannie Mae consists of borrowings with an original contractual maturity of greater than one year.

Fannie Mae 2025 Form 10-K	115

MD&A | Liquidity and Capital Management
The following chart and table display information on our outstanding short-term and long-term debt based on original contractual maturity. Our outstanding debt decreased in 2025 as our funding needs were primarily satisfied by earnings retained from our operations. Additionally, we increased the proportion of short-term debt to replace maturing long-term obligations.
Debt of Fannie Mae1
(Dollars in billions)

Short-term debt

Long-term debt maturing within one year

Long-term debt, excluding portion maturing within one year
(1)Outstanding debt balance consists of the UPB, premiums and discounts, fair value adjustments, hedge-related basis adjustments and other cost basis adjustments. Reported amounts include net discount unamortized cost basis adjustments and fair value adjustments of
$2.6 billion and $3.7 billion as of December 31, 2025 and 2024, respectively.

Selected Debt Information
	As of December 31,
	2025	2024
	(Dollars in billions)
Selected Weighted-Average Interest Rates(1)
Interest rate on short-term debt	3.66%	4.33%
Interest rate on long-term debt, including portion maturing within one year	3.89	3.30
Interest rate on callable debt	3.45	2.83
Selected Maturity Data
Weighted-average maturity of debt maturing within one year (in days)	189	160
Weighted-average maturity of debt maturing in more than one year (in months)	49	43
Other Data
Outstanding callable debt(2)	$35.4	$41.0
(1)Excludes the effects of fair value adjustments and hedge-related basis adjustments.
(2)Includes short-term callable debt of $40 million and $95 million as of December 31, 2025 and 2024, respectively.
We intend to repay our short-term and long-term debt obligations as they become due primarily through cash from business operations, the sale of assets in our corporate liquidity portfolio and the issuance of additional debt securities.
For information on the maturity profile of our outstanding long-term debt for each of the years 2026 through 2030 and thereafter, see “Note 8, Short-Term and Long-Term Debt.”

Fannie Mae 2025 Form 10-K	116

MD&A | Liquidity and Capital Management
Debt Funding Activity
The table below displays activity in debt of Fannie Mae. This activity excludes the debt of consolidated trusts and intraday borrowing. The reported amounts of debt issued and paid off during each period represent the face amount of the debt at issuance and redemption.

Activity in Debt of Fannie Mae
	For the Year Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Issued during the period:
Short-term:
Amount	$383,233	$259,586	$227,787
Weighted-average interest rate	4.15%	5.06%	4.86%
Long-term:
Amount	$30,234	$49,422	$8,636
Weighted-average interest rate	4.15%	4.90%	5.27%
Total issued:
Amount	$413,467	$309,008	$236,423
Weighted-average interest rate	4.15%	5.03%	4.87%

Paid off during the period:(1)
Short-term:
Amount	$369,834	$265,743	$220,645
Weighted-average interest rate(2)	4.19%	4.57%	4.18%
Long-term:
Amount	$56,819	$28,294	$26,918
Weighted-average interest rate	2.20%	3.09%	1.65%
Total paid off:
Amount	$426,653	$294,037	$247,563
Weighted-average interest rate	3.93%	4.43%	3.91%
(1)Consists of all payments on debt, including regularly scheduled principal payments, payments at maturity, payments resulting from calls and payments for any other repurchases. Repurchases of debt and early retirements of zero-coupon debt are reported at original face value, which does not equal the amount of actual cash payment.
(2)Includes interest generated from negative interest rates on certain repurchase agreements, which offset our short-term funding costs.

Fannie Mae 2025 Form 10-K	117

MD&A | Liquidity and Capital Management
Corporate Liquidity Portfolio
The chart below displays information on the composition of our corporate liquidity portfolio. The balance and composition of our corporate liquidity portfolio fluctuates as a result of factors such as changes in our cash flows, liquidity in the fixed-income markets, our investment strategy, and our liquidity risk management framework and practices. Our corporate liquidity portfolio decreased in 2025, primarily due to liquidating assets to pay off maturing debt of Fannie Mae that was not replaced, and the sale of U.S. Treasury securities and maturities of securities purchased under agreement to resell, with proceeds reinvested into agency MBS investments held in our retained mortgage portfolio. For information on our expectation to continue to increase our holdings of agency MBS and how we intend to fund those purchases, see “Retained Mortgage Portfolio.”
Corporate Liquidity Portfolio
(Dollars in billions)

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
The total amount of our off-balance sheet exposure related to unconsolidated Fannie Mae MBS net of any beneficial interest that we retain, and other financial guarantees was $195.7 billion as of December 31, 2025 and $211.5 billion as of December 31, 2024. The majority of the other financial guarantees consists of Freddie Mac securities backing Fannie
Mae structured securities. See “Guaranty Book of Business” and “Note 7, Financial Guarantees” for more information regarding our maximum exposure to loss on unconsolidated Fannie Mae MBS and Freddie Mac securities.

Fannie Mae 2025 Form 10-K	118

MD&A | Liquidity and Capital Management
Our total outstanding liquidity commitments to advance funds for securities backed by multifamily housing revenue bonds totaled $3.6 billion as of December 31, 2025 and $4.3 billion as of December 31, 2024. These commitments require us to advance funds to third parties that enable them to repurchase tendered bonds or securities that are unable to be remarketed.
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
Equity Funding
Under the current terms of the senior preferred stock purchase agreement, we are prohibited from issuing equity securities without Treasury’s consent, except in limited circumstances. As a result, our current access to equity funding is limited to draws under the senior preferred stock purchase agreement. Even if Treasury approves our issuance of additional equity securities, there may not be a sufficient market for new issuances of our equity securities due to factors such as our conservatorship status, the covenants under the senior preferred stock purchase agreement, Treasury’s ownership of the warrant to purchase up to 79.9% of the total shares of our common stock outstanding, and the uncertainty regarding our future, as described in “Risk Factors—GSE and Conservatorship Risk.” For a description of the funding available and the covenants under the senior preferred stock purchase agreement, see “Business—
Conservatorship and Treasury Agreements—Treasury Agreements.”
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
•For information about our mortgage purchase commitments, see “Note 17, Commitments and Contingencies.”
Our contractual obligations also include $3.8 billion in cash received as collateral, unrecognized tax benefits, lease obligations, and future cash payments due under our unconditional and legally binding obligations to fund LIHTC partnership investments and other partnerships.
In addition, our short- and long-term liquidity and capital resource needs may be affected by our contractual obligations to make the payments listed below. The amounts of these payments are uncertain and will depend on future events:
•payments on our obligations to stand ready to perform under our guarantees relating to Fannie Mae MBS and other financial guarantees, including Fannie Mae commingled structured securities. The amount and timing of payments under these arrangements are generally contingent upon the occurrence of future events. For a description of the amount of our on- and off-balance sheet Fannie Mae MBS and other financial guarantees as of December 31, 2025, see “Guaranty Book of Business” and “Off-Balance Sheet Arrangements;”
•payments associated with our back-end credit risk transfer transactions, the amount and timing of which are contingent upon the occurrence of future credit and prepayment events for the related reference pool of mortgage loans. For more information on these transactions, see “Single-Family Business—Single-Family
Mortgage Credit Risk Management—Single-Family Credit Enhancement and Transfer of Mortgage Credit Risk
—Credit Risk Transfer Transactions” and “Multifamily Business—Multifamily Mortgage Credit Risk Management
—Multifamily Transfer of Mortgage Credit Risk;” and
•payments related to our interest-rate risk management derivatives that may require cash settlement in future periods, the amount and timing of which depend on changes in interest rates. For more information on these transactions, see “Note 9, Derivative Instruments.”
Credit Ratings
Our credit ratings from the major credit ratings organizations, as well as the credit ratings of the U.S. government, are primary factors that could affect our ability to access the capital markets and our cost of funds. In addition, our credit ratings are important when we seek to engage in certain long-term transactions, such as derivative transactions. See
“Risk Factors—Liquidity Risk” for a discussion of the risks to our business relating to a decrease in our credit ratings.

Fannie Mae 2025 Form 10-K	119

MD&A | Liquidity and Capital Management
The table below displays our credit ratings issued by the three major credit rating agencies.

Fannie Mae Credit Ratings
As of December 31, 2025
	S&P	Moody’s	Fitch
Long-term senior debt	AA+	Aa1	AA+
Short-term senior debt	A-1+	P-1	F1+
Preferred stock	D	Ca(hyb)	C/RR6
Outlook	Stable	Stable	Stable
On May 19, 2025, Moody’s downgraded our long-term senior unsecured debt rating to Aa1 from Aaa and changed the outlook to stable from negative. This action followed Moody’s downgrade of the U.S. Government’s long-term issuer and senior unsecured ratings to Aa1 from Aaa and change in outlook to stable from negative on May 16, 2025.
We have no covenants in our existing debt agreements that would be violated by a downgrade in our credit ratings.
However, in connection with certain derivatives counterparties, we could be required to provide additional collateral to or terminate transactions with certain counterparties in the event that our senior unsecured debt ratings are downgraded.
See “Note 9, Derivative Instruments—Derivative Counterparty Credit Exposure” for a description of additional collateral we would be required to post to derivatives counterparties in the event of certain credit ratings downgrades.
Cash Flows
Year Ended December 31, 2025. Cash and restricted cash increased from $38.5 billion as of December 31, 2024 to
$42.6 billion as of December 31, 2025. The increase was primarily driven by cash inflows from (1) proceeds from repayments of loans, (2) the sale of Fannie Mae MBS to third parties, (3) proceeds from issuances of debt of Fannie
Mae, (4) sales of trading securities, and (5) maturity of investments in securities purchased under agreements to resell.
Largely offsetting these cash inflows were cash outflows primarily from (1) payments on outstanding debt of Fannie Mae and consolidated trusts, (2) purchases of loans acquired as held for investment, and (3) advances to lenders.
Year Ended December 31, 2024. Cash and restricted cash increased from $34.0 billion as of December 31, 2023 to
$38.5 billion as of December 31, 2024. The increase was primarily driven by cash inflows from (1) proceeds from repayments of loans, (2) the sale of Fannie Mae MBS to third parties, (3) issuances of funding debt, which outpaced redemptions, and (4) maturity of investments in securities purchased under agreements to resell.
Partially offsetting these cash inflows were cash outflows primarily from (1) payments on outstanding debt of consolidated trusts, (2) purchases of loans acquired as held for investment, and (3) advances to lenders.

Fannie Mae 2025 Form 10-K	120

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
The table below sets forth information about our capital requirements under the standardized approach of the enterprise regulatory capital framework. As of December 31, 2025, we had a deficit in available capital for purposes of the enterprise regulatory capital framework even though we had positive net worth under GAAP of $109.0 billion primarily because the $120.8 billion stated value of the senior preferred stock does not qualify as regulatory capital. Our deficit in available capital for purposes of our risk-based adjusted total capital requirement declined $15 billion in 2025, from $37 billion as of December 31, 2024 to $22 billion as of December 31, 2025.
As of December 31, 2025, we had a $215 billion shortfall to our risk-based adjusted total capital requirement including buffers of $193 billion, and a $135 billion shortfall to our minimum risk-based adjusted total capital requirement excluding buffers of $113 billion. From December 31, 2024 to December 31, 2025, our capital shortfall including buffers declined by $12 billion and our shortfall excluding buffers declined by $11 billion. These declines were primarily driven by increased retained earnings, which more than offset the rise in minimum capital requirements associated with higher risk-weighted assets during 2025. The increase in risk-weighted assets during 2025 was largely driven by loans we acquired during the period that carried higher credit risk-weights compared to seasoned loans that liquidated, as well as market risk associated with the increase in retained mortgage portfolio assets. Under the enterprise regulatory capital framework, we are required to hold capital associated with the market risk of the mortgage assets held in our retained mortgage portfolio. As a result, increases in purchases of agency MBS for our retained mortgage portfolio generally result in an increase in the amount of capital we are required to hold.

Capital Metrics under the Enterprise Regulatory Capital Framework as of December 31, 2025(1)
(Dollars in billions)
			Stress capital buffer				$33
			Stability capital buffer				47
Adjusted total assets	$4,423		Countercyclical capital buffer				—
Risk-weighted assets	1,411		Prescribed capital conservation buffer amount				$80

	Minimum Capital Ratio Requirement	Minimum Capital Requirement	Available Capital (Deficit)	Capital Shortfall (without Buffers)(2)	Applicable Buffers(3)	Total Capital Requirement (including Buffers)	Capital Shortfall (including Buffers)(2)
Risk-based capital:
Total capital (statutory)(4)	8.0%	$113	$(3)	$(116)	N/A	$113	$(116)
Common equity tier 1 capital	4.5	63	(41)	(104)	$80	143	(184)
Tier 1 capital	6.0	85	(22)	(107)	80	165	(187)
Adjusted total capital	8.0	113	(22)	(135)	80	193	(215)
Leverage capital:
Core capital (statutory)(5)	2.5	111	(12)	(123)	N/A	111	(123)
Tier 1 capital	2.5	111	(22)	(133)	23	134	(156)

Fannie Mae 2025 Form 10-K	121

MD&A | Liquidity and Capital Management

Capital Metrics under the Enterprise Regulatory Capital Framework as of December 31, 2024(1)
(Dollars in billions)
			Stress capital buffer				$33
			Stability capital buffer				48
Adjusted total assets	$4,460		Countercyclical capital buffer				—
Risk-weighted assets	1,364		Prescribed capital conservation buffer amount				$81

	Minimum Capital Ratio Requirement	Minimum Capital Requirement	Available Capital (Deficit)	Capital Shortfall (without Buffers)(2)	Applicable Buffers(3)	Total Capital Requirement (including Buffers)	Capital Shortfall (including Buffers)(2)
Risk-based capital:
Total capital (statutory)(4)	8.0%	$109	$(18)	$(127)	N/A	$109	$(127)
Common equity tier 1 capital	4.5	61	(56)	(117)	$81	142	(198)
Tier 1 capital	6.0	82	(37)	(119)	81	163	(200)
Adjusted total capital	8.0	109	(37)	(146)	81	190	(227)
Leverage capital:
Core capital (statutory)(5)	2.5	111	(26)	(137)	N/A	111	(137)
Tier 1 capital	2.5	111	(37)	(148)	24	135	(172)
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
While it is not applicable until the date of termination of our conservatorship, our maximum payout ratio represents the percentage of eligible retained income that we are permitted to pay out in the form of distributions or discretionary bonus payments under the enterprise regulatory capital framework. As of December 31, 2025, our maximum payout ratio under the enterprise regulatory capital framework was 0%. See “Note 13, Regulatory Capital Requirements” for
information on our capital ratios as of December 31, 2025 and December 31, 2024 under the enterprise regulatory capital framework.

Fannie Mae 2025 Form 10-K	122

MD&A | Liquidity and Capital Management
The table below presents certain components of our regulatory capital.

Regulatory Capital Components
	As of December 31,
	2025	2024
	(Dollars in millions)
Total equity	$109,012	$94,657
Less:
Senior preferred stock	120,836	120,836
Preferred stock	19,130	19,130
Common equity	(30,954)	(45,309)
Less: deferred tax assets arising from temporary differences that exceed 10% of common equity tier 1 capital and other regulatory adjustments	9,828	10,545
Common equity tier 1 capital (deficit)	(40,782)	(55,854)
Add: perpetual, noncumulative preferred stock	19,130	19,130
Tier 1 capital (deficit)	(21,652)	(36,724)
Tier 2 capital adjustments	—	—
Adjusted total capital (deficit)	$(21,652)	$(36,724)
The table below presents certain components of our core capital.

Statutory Capital Components
	As of December 31,
	2025	2024
	(Dollars in millions)
Total equity	$109,012	$94,657
Less:
Senior preferred stock	120,836	120,836
Accumulated other comprehensive income (loss), net of taxes	20	29
Core capital (deficit)	(11,844)	(26,208)
Less: general allowance for foreclosure losses	(8,581)	(7,876)
Total capital (deficit)	$(3,263)	$(18,332)
Capital Activity
Under the terms governing the senior preferred stock, no dividends were payable to Treasury for the fourth quarter of
2025 and none are payable for the first quarter of 2026.
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
As a result of these terms governing the senior preferred stock, the aggregate liquidation preference of the senior preferred stock increased to $227.0 billion as of December 31, 2025, from $223.1 billion as of September 30, 2025, due to the $3.9 billion increase in our net worth in the third quarter of 2025. The aggregate liquidation preference of the senior preferred stock will further increase to $230.5 billion as of March 31, 2026, due to the $3.5 billion increase in our net worth in the fourth quarter of 2025. See “Business—Conservatorship and Treasury Agreements—Treasury
Agreements” for more information on the terms of our senior preferred stock, including how the aggregate liquidation preference is determined.

Fannie Mae 2025 Form 10-K	123

MD&A | Liquidity and Capital Management
Treasury Funding Commitment
Treasury made a commitment under the senior preferred stock purchase agreement to provide funding to us under certain circumstances if we have a net worth deficit. As of December 31, 2025, the remaining amount of Treasury’s funding commitment to us was $113.9 billion. We have not received any funding from Treasury under this commitment since the first quarter of 2018. See “Note 2, Conservatorship, Senior Preferred Stock Purchase Agreement and Related
Matters” for more information on Treasury’s funding commitment under the senior preferred stock purchase agreement.
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
For financial securities or instruments, credit risk is the risk of not receiving principal, interest or other financial obligation on a timely basis. Our credit risk exposure exists primarily in connection with our guaranty book of business (including natural disaster-related exposure) and our institutional counterparties.
•Market Risk. Market risk is the risk of loss resulting from changes in the economic environment. This risk arises from fluctuations in interest and exchange rates. This risk also includes the risk to earnings or capital arising from movements in market rates or prices such as foreign exchange rates, equity prices, credit spreads, and/or commodity prices. Market risk includes interest-rate risk and spread risk, which are discussed in “Risk
Management—Market Risk Management, including Interest-Rate Risk Management.”
•Liquidity Risk. Liquidity risk is the risk to our current or projected financial condition and resilience arising from an inability to meet obligations when they come due, including the risk associated with the inability to access funding sources or manage fluctuations in funding levels.
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
See “Risk Factors” for a more detailed discussion of risks that could materially adversely affect our business, results of operations, financial condition, liquidity and net worth. The following discussion, as well as the “Single-Family Business
—Single-Family Mortgage Credit Risk Management,” “Multifamily Business—Multifamily Mortgage Credit Risk
Management” and “Liquidity and Capital Management” sections of this report, address how we manage the categories of risk we have determined present the most significant exposure.

Fannie Mae 2025 Form 10-K	124

MD&A | Risk Management | Overview
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

Governance
Board of Directors of Fannie Mae
Risk Policy & Capital Committee
Audit Committee
Management-Level Risk Committees

Business Units & Corporate
Functions
First Line: Identify, own and
manage risks
Corporate Risk & Compliance
Division
Second Line: Independent risk
oversight and effective challenge
Internal Audit
xxxxxxxxxxx
Third Line: Independent
assurance

Three Lines Model
Board of Directors
•Oversees our enterprise risk management program and its alignment with our strategy and business objectives
•Approves Board-level risk policies, risk appetite and risk limits
•Delegates authorities to the CEO and Enterprise Risk Committee
•Certain activities require conservator decision or notification. See “Directors, Executive Officers and Corporate
Governance—Corporate Governance” for more information
Risk Policy & Capital Committee
•Assists the Board in overseeing enterprise risk management and recommends for Board approval Board-level risk policies, risk appetite and limits
•Approves Risk Policy & Capital Committee-level risk policies
Audit Committee
•Oversees our accounting, reporting, and financial practices, including the integrity of our financial statements and internal control over financial reporting, as well as our compliance with legal and regulatory requirements
Management-Level Risk Committees
•Consist of an Enterprise Risk Committee chaired by our Chief Risk Officer and additional committees overseeing risk across the company, including first-line risk committees
•Include members of management from the first and second line functions and senior members from the third line function
•Approve management-level policies, establish risk parameters, and recommend risk policies

Fannie Mae 2025 Form 10-K	125

MD&A | Risk Management | Overview
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
•Second line functions are independent and report directly to the Board of Directors and CEO
Internal Audit (Third Line)
•An independent, objective assurance and advisory function
•Provides an independent evaluation of the effectiveness of internal controls, risk management, and governance
Credit Risk Management Overview
Below we discuss how we manage mortgage credit risk, institutional counterparty credit risk, and natural disaster risk.
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
and
•institutions that issue the investments held in our corporate liquidity portfolio.
We also have direct counterparty exposure to: derivatives counterparties, central counterparty clearing institutions, custodial depository institutions, mortgage originators, investors and dealers, debt security dealers, and document custodians. We also have counterparty credit risk exposure to Freddie Mac arising from our resecuritization of Freddie
Mac-issued securities, and to the MERS® System.
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
•establishment of risk limits;
•requiring collateralization of exposures where appropriate; and
•exposure monitoring and management.

Fannie Mae 2025 Form 10-K	126

MD&A | Risk Management | Institutional Counterparty Credit Risk Management
See “Risk Factors—Credit Risk” for additional discussion of the risks to our business if one or more of our institutional counterparties fails to fulfill their contractual obligations to us.
Counterparty Risk Management Framework
Establishment and Observance of Counterparty Eligibility Standards
The institutions with which we do business vary in size, complexity and geographic footprint. Because of this, counterparty eligibility criteria vary depending upon the type and magnitude of the risk exposure incurred. We use a risk-
based approach to assess the credit risk of our counterparties, which may include regular examination of their financial statements, confidential communication with the management of those counterparties and regular monitoring of publicly available credit rating information. This and other information is used to develop proprietary credit rating metrics that we use to assess credit quality. Factors including corporate or third-party support or guarantees, our knowledge of the counterparty and its management, reputation, quality of operations and experience are also important in determining the initial and continuing eligibility of a counterparty.
Establishment of Risk Limits
Institutions are assigned a risk limit to ensure that our risk exposure is maintained at a level we believe is appropriate for the institution’s credit assessment and the time horizon for the exposure, as well as to diversify exposure so that we adequately manage our concentration risk. A corporate risk limit is first established at the counterparty level for the aggregate of all activity and then is divided among our individual business units. Our business units may further subdivide limits among products or activities.
Collateralization of Exposures
We may require collateral, letters of credit or investment agreements as a condition to approving exposure to a counterparty. Collateral requirements are determined after a comprehensive review of the credit quality and the level of risk exposure of each counterparty. We may require that a counterparty post collateral in the event of an adverse event such as a ratings downgrade. Collateral requirements are monitored and adjusted as appropriate.
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
obligation to maintain coverage, the lender is required to make us whole for losses not covered by the insurer. The risk of coverage rescission is mitigated by the rescission relief principles we require in mortgage insurer master policies, and may also be mitigated by the quality control standards required by our private mortgage insurer eligibility requirements

Fannie Mae 2025 Form 10-K	127

MD&A | Risk Management | Institutional Counterparty Credit Risk Management
(“PMIERs”). Generally, the rescission relief principles align with our representation and warranty framework and require our primary mortgage insurers to waive their rescission rights after a mortgage has performed for at least 36 months or if they have completed a full review of the loan and found no significant defects. See below for a discussion of the
PMIERs.
In describing our mortgage insurance coverage, “insurance in force” refers to the UPB of single-family loans in our conventional guaranty book of business covered under the applicable mortgage insurance policies. Our total mortgage insurance in force was $745.9 billion, or 21% of our single-family conventional guaranty book of business, as of
December 31, 2025, compared with $753.5 billion, or 21% of our single-family conventional guaranty book of business, as of December 31, 2024.
“Risk in force” refers to the maximum potential loss recovery under the applicable mortgage insurance policies in force and is generally based on the loan-level insurance coverage percentage and, if applicable, any aggregate pool loss limit, as specified in the policy. As of December 31, 2025, our total mortgage insurance risk in force was $201.4 billion, or 6% of our single-family conventional guaranty book of business, compared with $202.3 billion, or 6% of our single-
family conventional guaranty book of business, as of December 31, 2024.
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
future stress situation while fulfilling their mission to serve as a reliable source of liquidity for equitable and sustainable housing finance throughout the economic cycle. The updated standards are expected to be implemented through a 24-
month phased-in approach, with a fully effective date of September 30, 2026.

Fannie Mae 2025 Form 10-K	128

MD&A | Risk Management | Institutional Counterparty Credit Risk Management
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
We require single-family and multifamily borrowers to obtain and maintain property insurance to cover the risk of damage to their homes or properties resulting from hazards such as fire, hail, wind and, for properties in areas identified by FEMA as Special Flood Hazard Areas, flooding. Since we generally permit borrowers to select and obtain required hazard insurance policies, our requirements for hazard insurance coverage are verified by the lender or servicer, as applicable. For single-family loans, we require a minimum financial strength rating for non-governmental hazard insurers that must be provided by S&P Global, Demotech, AM Best or KBRA. For multifamily loans, we require a minimum financial strength rating for non-governmental hazard insurers that must be provided by AM Best. We do not independently verify the financial condition of these hazard insurers and rely on these rating agencies for their assessment of the financial condition of these insurers.
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
according to the ratings of the insurer or reinsurer. Contractual provisions require additional collateral to be posted in the event of adverse developments with the counterparty, such as a ratings downgrade to specified levels.

Fannie Mae 2025 Form 10-K	129

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

•Our CIRT counterparties had a maximum liability to us of $17.9 billion as of December 31, 2025, and $17.5 billion as of December 31, 2024.
•There were $4.9 billion as of December 31, 2025, and $4.8 billion as of December 31, 2024, in liquid assets securing CIRT counterparties’ obligations held in trust accounts.
•Our top five CIRT counterparties had a maximum liability to us of $8.5 billion as of December 31, 2025 and
December 31, 2024.
For information on our credit risk transfer transactions, see “Single-Family Business—Single-Family Mortgage Credit
Risk Management—Single-Family Credit Enhancement and Transfer of Mortgage Credit Risk—Credit Risk Transfer
Transactions” and “Multifamily Business—Multifamily Mortgage Credit Risk Management—Multifamily Transfer of
Mortgage Credit Risk.”
Multifamily Lenders with Risk Sharing
We enter into risk sharing agreements with multifamily lenders, primarily through the DUS program, pursuant to which the lenders agree to bear a portion of the credit losses on the covered loans. Our maximum potential loss recovery from lenders under risk sharing agreements on multifamily loans was $129.6 billion as of December 31, 2025, compared with
$119.8 billion as of December 31, 2024. As of December 31, 2025, 53% of our maximum potential loss recovery on multifamily loans was from five DUS lenders compared with 52% as of December 31, 2024.
As noted above in “Multifamily Business,” our primary multifamily delivery channel is our DUS program, which is composed of lenders that range from large depositories to independent non-bank financial institutions. As of December
31, 2025, approximately 28% of the UPB of loans in our multifamily guaranty book of business serviced by our DUS lenders was from institutions with an external investment grade credit rating or a guaranty from an affiliate with an external investment grade credit rating, compared with approximately 30% as of December 31, 2024. Given the recourse nature of the DUS program, DUS lenders are bound by eligibility standards that dictate, among other items, minimum capital and liquidity levels, and the posting of collateral at a highly rated custodian to secure a portion of the lenders’ future obligations. We actively monitor the financial condition of these lenders to help ensure the level of risk remains within our standards and to ensure required capital levels are maintained and are in alignment with actual and modeled loss projections.

Fannie Mae 2025 Form 10-K	130

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
•for our largest mortgage servicers, conducting periodic financial reviews to confirm compliance with servicing guidelines and servicing performance expectations; and
•identifying a group of servicers as potential contingency sub-servicers to which we could transfer the servicing of some of the loans in our guaranty book in the event one or more of our mortgage servicers is not able or permitted to continue servicing our loans on our behalf.
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
As of December 31, 2025, over half of our single-family guaranty book and over half of our multifamily guaranty book were serviced by non-depository servicers. Compared with depository financial institutions, these institutions pose additional risks to us because they generally have lower financial strength and liquidity as compared with our mortgage servicer counterparties that are depository institutions. Unlike for depository servicers, much of the capital of non-
depository servicers is represented by the value of mortgage servicing rights, which is subject to variability based on market conditions and therefore is an important factor in determining capital adequacy. Non-depository servicers also are generally not subject to the same level of regulatory oversight as our mortgage servicer counterparties that are depository institutions. We require non-depository servicers to meet minimum liquidity requirements to maintain eligibility with Fannie Mae. We actively monitor the financial condition and capital adequacy of non-depository servicers, including their compliance with our requirements.

Fannie Mae 2025 Form 10-K	131

MD&A | Risk Management | Institutional Counterparty Credit Risk Management
The charts below display the percentage of our single-family conventional guaranty book of business serviced by our top five depository single-family mortgage servicers and top five non-depository single-family mortgage servicers. In the fourth quarter of 2025, we updated our disclosure of servicer concentrations to be based on the counterparty performing the servicing, including loans serviced by that counterparty on behalf of other servicers. Previously servicer concentrations were disclosed based on loans for which the servicer was directly contractually responsible to us and excluded loans serviced on behalf of another servicer. Prior period information in this report has been recast to reflect this updated approach.
Single-Family Mortgage Servicer Concentration

Top 5 depository servicers	Top 5 non-depository servicers	Others

Following Rocket Companies, Inc.’s acquisition of Mr. Cooper Group in October 2025, Nationstar Mortgage LLC, doing business as Mr. Cooper (“Mr. Cooper”) and Rocket Mortgage, LLC are affiliates. These companies serviced approximately 23% of our single-family guaranty book of business based on UPB as of December 31, 2025. As of
December 31, 2024, these companies on a combined basis serviced approximately 23% of our single-family guaranty book of business, based on UPB. No other single-family mortgage servicer serviced 10% or more of our single-family conventional guaranty book of business as of December 31, 2025 or 2024. Rocket Mortgage, LLC and Mr. Cooper are
non-depository servicers.

Fannie Mae 2025 Form 10-K	132

MD&A | Risk Management | Institutional Counterparty Credit Risk Management
The charts below display the percentage of our multifamily guaranty book of business serviced by our top five depository multifamily mortgage servicers and top five non-depository multifamily mortgage servicers.
Multifamily Mortgage Servicer Concentration

Top 5 depository servicers	Top 5 non-depository servicers	Others

As of December 31, 2025, Walker & Dunlop, Inc. serviced 13% of our multifamily guaranty book of business based on
UPB, compared with 14% as of December 31, 2024. No other multifamily mortgage servicer serviced 10% or more of our multifamily guaranty book of business as of December 31, 2025 or 2024. Walker & Dunlop, Inc. is a non-depository servicer.
Counterparty Credit Exposure Relating to our Corporate Liquidity Portfolio
The primary credit exposure associated with assets held in our corporate liquidity portfolio is that issuers will not repay principal and interest in accordance with the contractual terms. If one of these counterparties fails to meet its obligations to us under the terms of the investments, it could result in financial losses to us and have a material adverse effect on our earnings, liquidity, financial condition and net worth. We believe the risk of default is low because our corporate liquidity portfolio primarily consists of cash, reverse repurchase agreements with a central counterparty clearing institution or The Federal Reserve Bank of New York, and U.S. Treasury securities.
As of December 31, 2025, our corporate liquidity portfolio totaled $93.8 billion and included $55.2 billion of U.S.
Treasury securities. As of December 31, 2024, our corporate liquidity portfolio totaled $132.4 billion and included $77.6 billion of U.S. Treasury securities. We mitigate our risk by monitoring the credit risk position of our corporate liquidity portfolio. As of December 31, 2025, we held $11.1 billion in overnight unsecured deposits with six financial institutions, compared with $11.7 billion held with six financial institutions as of December 31, 2024. The short-term credit ratings for each of these financial institutions by S&P, Moody’s and Fitch were at least A-1 or the Moody’s or Fitch equivalent of
A-1.
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
Derivative instruments may be privately negotiated contracts, which are often referred to as over-the-counter (“OTC”)
derivatives, or they may be listed and traded on an exchange where they are accepted for clearing by a derivatives clearing organization as our cleared derivative transactions.

Fannie Mae 2025 Form 10-K	133

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
Our cleared derivative transactions are submitted to a derivatives clearing organization on our behalf through a clearing member of the organization. A contract accepted by a derivatives clearing organization is governed by the terms of the clearing organization’s rules and arrangements between us and the clearing member of the clearing organization. As a result, we are exposed to the institutional credit risk of both the derivatives clearing organization and the member who is acting on our behalf. As of December 31, 2025, approximately 88% of our derivatives transactions were cleared through a clearing organization, compared with 82% as of December 31, 2024.
See “Note 9, Derivative Instruments” and “Note 15, Netting Arrangements” for additional information on our derivative contracts as of December 31, 2025 and 2024.
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
As of December 31, 2025, $184.3 billion in Freddie Mac securities were backing Fannie Mae-issued structured securities, compared with $200.1 billion as of December 31, 2024. See “Risk Factors—GSE and Conservatorship Risk”
for more information on risks associated with our issuance of UMBS.
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
margin posted by the defaulting clearing member and any other available assets of the CCP for those purposes. We believe that the risk of a material loss is remote due to the FICC's margin and settlement requirements, guarantee funds and other resources that are available in the event of a default.

Fannie Mae 2025 Form 10-K	134

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
Natural Disaster Risk Management
Natural Disaster-Related Risk Exposure and Mitigation
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
can also be affected by the extent that a disaster impacts the region, especially if it depresses the local economy, and by the availability of federal, state, or local assistance to borrowers affected by a disaster. To date, our losses from natural disasters have been limited by geographic diversity in our book of business, the availability of insurance

Fannie Mae 2025 Form 10-K	135

MD&A | Risk Management | Natural Disaster Risk Management
coverage for damages sustained, the availability of federal, state, or local disaster assistance, and borrowers with equity in their homes continuing to pay their mortgages. Fannie Mae is obligated by our charter to support residential mortgage liquidity nationwide. We generally do not disqualify any single-family or multifamily property on the basis of its geographic location in the U.S., nor do we charge higher guaranty fees in geographic areas that may pose potentially higher natural disaster-related risk.
We require borrowers to obtain and maintain property insurance to cover the risk of damage to their property resulting from hazards such as fire, hail, wind and, for properties in areas identified by FEMA as Special Flood Hazard Areas, flooding. At the time of origination, a borrower is required to provide proof of such insurance, and our servicers have the right and the obligation to obtain such insurance, at the borrower’s cost, if the borrower allows the required coverage to lapse. Our servicers monitor flood maps, and will require a flood insurance policy if a mortgaged property is remapped into a Special Flood Hazard Area during the life of the loan. We do not require property insurance to cover earthquake damage to single-family properties. We only require property insurance to cover earthquake damage to multifamily properties if required by a seismic-risk assessment. We estimate that, as of December 31, 2025, 3.2% of loans in our single-family guaranty book of business and 7.3% of loans in our multifamily guaranty book of business were located in a Special Flood Hazard Area.
We also mitigate natural disaster-related risk exposure, in part, through credit risk transfer and risk-sharing transactions.
To the extent weather and disaster-related losses on loans covered by these transactions exceed the amount of losses we retain, a portion of those losses would be covered by these credit risk transfer transactions. In addition, we enter into risk-sharing agreements with multifamily lenders, primarily through the DUS program. For more information on our single-family credit risk transfer transactions, see “Single-Family Business—Single-Family Mortgage Credit Risk
Management—Single-Family Credit Enhancement and Transfer of Mortgage Credit Risk—Credit Risk Transfer
Transactions” and for more information on our multifamily credit risk transfer transactions and our DUS program, see
“Multifamily Business—Multifamily Mortgage Credit Risk Management—Multifamily Transfer of Mortgage Credit Risk.”
In the event of a natural or other disaster, our servicers work with affected borrowers to develop a plan that addresses the borrower’s specific situation. Depending on the circumstances, the plan may include one or more of the following: a payment forbearance plan; a repayment or reinstatement plan; a payment deferral; loan modification; coordination with insurance companies and administration of insurance proceeds; and, if appropriate, foreclosure alternatives such as short sales and deeds-in-lieu of foreclosure, or foreclosure. See “Risk Factors—Credit Risk” for additional information on the risks we face from the occurrence of major natural or other disasters, including additional ways that such events could negatively impact our business, financial results and financial condition.
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
outstanding debt of Fannie Mae; mortgage commitments; and risk management derivatives.
We actively manage the market value sensitivity to interest rate movements of our net portfolio, targeting a low level of interest rate exposure. We also manage our earnings sensitivity to interest rate movements. We employ an integrated interest-rate risk management strategy that allows for informed risk taking within pre-defined corporate risk limits.
Decisions regarding our strategy in managing interest-rate risk are based upon our corporate market risk policy and limits that are approved by our Board of Directors and FHFA.
We monitor current market conditions, including the interest-rate environment, to assess the impact of these conditions on individual positions and our interest-rate risk profile. In addition to qualitative factors, we use various quantitative risk metrics to remain within pre-defined risk tolerance levels that we consider acceptable. We regularly disclose two interest-rate risk metrics that estimate the market value sensitivity of our net portfolio: (1) market value sensitivity to changes in interest-rate levels and the slope of the yield curve and (2) duration gap.
Sources of Interest-Rate Risk Exposure
We have multiple sources of interest-rate risk exposure. We discuss the primary sources of our interest rate risk exposure below.
•Duration of Net Portfolio. Interest rates affect the value of our net portfolio, which includes fixed- and floating-
rate securities, debt, derivatives, and loans and other non-mortgage assets. As interest rates decline, the value

Fannie Mae 2025 Form 10-K	136

MD&A | Risk Management | Market Risk Management, including Interest-Rate Risk Management of our fixed-rate securities tends to increase, and as interest rates increase, the value of our fixed-rate securities tends to decrease. For example, in a declining interest-rate environment, existing mortgage assets held in our net portfolio tend to increase in value or price because these mortgages are likely to have higher interest rates than new mortgages, which are being originated at the then-current lower interest rates.
•Convexity of Net Portfolio. Our mortgage assets consist mainly of single-family and multifamily mortgage loans.
For single-family loans, borrowers have the option to prepay at any time before the scheduled maturity date.
This prepayment uncertainty results in a potential mismatch between the timing of receipt of cash flows related to our assets and the timing of payment of cash flows related to our liabilities. Changes in interest rates, as well as other factors, influence mortgage prepayment rates and duration. When interest rates decrease, prepayment rates on fixed-rate mortgages generally accelerate because some borrowers can pay off their existing mortgages and refinance at lower rates. Accelerated prepayment rates have the effect of shortening the duration and average life of the fixed-rate mortgage assets we hold in our net portfolio. Conversely, when interest rates increase, prepayment rates generally slow, which extends the duration and average life of our mortgage assets.
•Duration and Convexity of Consolidated MBS Trusts. We are also exposed to interest-rate risk in connection with cost basis adjustments related to mortgage assets, mainly single-family and multifamily mortgage loans, held by our consolidated MBS trusts. These cost basis adjustments often result from upfront cash fees exchanged at the time of loan acquisition, which include buy-ups, buy-downs, and risk-based loan-level price adjustments. The timing of when we recognize amortization income related to cost basis adjustments may be affected by prepayments, thereby impacting our earnings. See “Consolidated Results of Operations—Net
Interest Income—Analysis of Unamortized Deferred Guaranty Fee Income” for more information on our outstanding net cost basis adjustments related to consolidated MBS trusts.
We are also exposed to interest-rate risk in connection with the float income earned by MBS trusts on the short-
term reinvestment of loan payments received from borrowers in highly liquid investments with short maturities, such as reverse repurchase agreements. This float income is paid to us as trust management income and recorded within “Net interest income” in our consolidated financial statements. Changes in interest rates impact the amount of float income generated by MBS trusts and our float reinvestment yields. Typically, interest-rate driven changes in the timing of income recognition related to cost basis amortization are partially offset by interest-rate driven changes in the amount of float income earned.
•Earnings Sensitivity. Changes in interest rates also affect the earnings on our investments in our corporate liquidity portfolio, our retained mortgage portfolio, and our other assets. When interest rates decline, we typically earn less on these investments, which can result in volatility in our earnings. In addition, our earnings can experience volatility due to interest-rate changes and differing accounting treatments that apply to certain financial instruments on our balance sheet, such as fair-value changes on derivatives and certain securities, as well as earnings impacts related to assets carried at amortized cost.
For additional discussion of how interest rates can affect our financial results, see “Key Market Economic Indicators—
How Interest Rates Can Affect Our Financial Results.”
Interest-Rate Risk Management Strategy
Historically, our interest-rate risk management strategy focused primarily on maintaining an asset duration closely matched to our liability duration, net of derivatives, to minimize exposure to interest-rate movements. Beginning in the fourth quarter of 2025, we adjusted our interest-rate risk management strategy to balance this objective with the goal of managing the volatility of our earnings associated with short-term interest rate changes. As a result, pursuant to this new strategy, we are accepting additional interest rate risk associated with duration by increasing our exposure to longer-term rate positions, which reduces the sensitivity of our earnings to short-term interest rate movements and helps manage interest-rate related volatility associated with our retained mortgage portfolio and corporate liquidity portfolio investments.
Market Value Sensitivity
Our goal for managing the interest-rate risk of our net portfolio is to manage to a low level of exposure to movements in interest rates and volatility. This involves asset selection and structuring of our liabilities to match and offset the interest-
rate characteristics of our retained mortgage portfolio and our investments in non-mortgage securities. We actively manage the interest-rate risk of our net portfolio through a strategy incorporating the following principal elements:
•Debt Instruments. We issue a broad range of short- and long-term, callable and non-callable debt instruments to manage the duration and prepayment risk of expected cash flows of the mortgage assets we own.
•Derivative Instruments. We supplement our issuance of debt with derivative instruments to further reduce duration and prepayment risks.

Fannie Mae 2025 Form 10-K	137

MD&A | Risk Management | Market Risk Management, including Interest-Rate Risk Management
•Monitoring and Active Portfolio Rebalancing. We continually monitor our risk positions and actively rebalance our portfolio of interest rate-sensitive financial instruments to remain within Board approved risk limits.
See “Liquidity and Capital Management—Liquidity Management—Debt Funding” for additional information on our debt activity. Also see “Note 9, Derivative Instruments” for a description of the derivatives we use for interest-rate risk management purposes and the factors we consider in deciding whether to use derivatives.
Earnings Sensitivity
We also manage the earnings sensitivity of our consolidated balance sheet arising from interest rate movements. The risk management approach utilizes financial instruments, such as U.S. Treasuries, agency mortgage-backed securities and interest rate derivatives, to mitigate earnings volatility driven by interest rate movements. While this strategy reduces downside risk to our earnings when interest rates drop, it may limit potential upside benefits of our earnings when interest rates rise.
We utilize fair value hedge accounting to align the timing of when we recognize the interest-rate driven fair value changes in hedged mortgage loans and funding debt with derivative hedging instruments to mitigate GAAP earnings exposure to interest-rate changes, including any short-term earnings volatility that might result from economic hedging.
Our hedge accounting program is specifically designed to address the volatility of our financial results associated with changes in fair value related to changes in benchmark interest rates. As such, earnings variability driven by other factors, such as spreads or changes in cost basis amortization recognized in net interest income, remains. In addition, our ability to effectively reduce earnings volatility is dependent upon the volume and type of interest-rate swaps available for hedging, which is driven by our interest-rate risk management strategy discussed above. As our range of available interest-rate swaps varies over time, our ability to reduce earnings volatility through hedge accounting may vary as well. When the shape of the yield curve shifts significantly from period to period, hedge accounting may be less effective. In our current program, we typically establish new hedging relationships each business day to provide flexibility in our overall risk management strategy.
Other Market Risk
Spread risk is the risk from changes in an instrument’s value that relate to factors other than changes in interest rates.
Our spread risk includes the impact of changes in the spread between our mortgage assets and financial liabilities after we purchase mortgage assets. For mortgage assets in our portfolio that we intend to hold to maturity to realize the contractual cash flows, we accept period-to-period volatility in our financial results attributable to changes in mortgage-
to-debt spreads that occur after our purchase of mortgage assets. Changes in mortgage spreads could cause significant fair value losses, and could adversely affect our near-term financial results and net worth. If our agency MBS holdings increase as we expect, it will increase our exposure to spread risk. Spread risk is intrinsic to our business model. While we monitor our spread risk exposure and manage the risk where feasible and appropriate, we do not seek to fully mitigate this risk and accept some level of spread risk.
See “Risk Factors—Market and Industry Risk” for a discussion of the risks to our business posed by changes in interest rates and changes in spreads.

Fannie Mae 2025 Form 10-K	138

MD&A | Risk Management | Market Risk Management, including Interest-Rate Risk Management
Measurement of Market Value Sensitivity of our Net Portfolio
Below we present two quantitative metrics that provide estimates of the market value sensitivity of our net portfolio: (1)
market value sensitivity of our net portfolio to changes in interest-rate levels and slope of yield curve; and (2) duration gap. The metrics used to measure the market value sensitivity of our net portfolio are generated using internal models.
Our internal models, consistent with standard practice for models used in our industry, require numerous assumptions, including assumptions regarding interest rates and future prepayments of principal over the remaining life of our securities. These assumptions are derived based on the characteristics of the underlying structure of the securities and historical prepayment rates experienced at specified interest-rate levels, taking into account current market conditions, the current mortgage rates of our existing outstanding loans, loan age and other factors. On a regular basis, management makes judgments about the appropriateness of the risk assessments and will make adjustments as necessary to properly assess our interest-rate exposure and manage our interest-rate risk. The methodologies used to calculate risk estimates are periodically changed on a prospective basis to reflect improvements in the underlying estimation process. There are inherent limitations in any methodology used to estimate the exposure to changes in market interest rates. The reliability of our prepayment estimates and interest-rate risk metrics depends on the availability and quality of historical data. When market conditions change rapidly and dramatically, the assumptions of our models may no longer accurately capture or reflect the changing conditions. See “Risk Factors—Operational and
Model Risk” for a discussion of the risks associated with our reliance on models to manage risk.
Market Value Sensitivity to Changes in Interest-Rate Level and Slope of Yield Curve
Pursuant to a disclosure commitment with FHFA, we disclose on a monthly basis in our Monthly Summary report the estimated adverse impact on the fair value of our net portfolio that would result from the following hypothetical situations:
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
Duration Gap
Duration gap measures the price sensitivity of our assets and liabilities in our net portfolio to changes in interest rates by quantifying the difference between the estimated durations of our assets and liabilities. Our duration gap analysis reflects the extent to which the estimated maturity and cash flows for our assets are matched, on average, over time and across interest-rate scenarios to those of our liabilities. A positive duration gap indicates that the duration of our assets exceeds the duration of our liabilities. We disclose duration gap on a monthly basis under the caption “Interest
Rate Risk Disclosures” in our Monthly Summary report, which is available on our website.
While our goal is to reduce the price sensitivity of our net portfolio to movements in interest rates, various factors can contribute to a duration gap that is either positive or negative. The primary factor for the recent changes in our duration gap is the change in our strategy described above in “Interest-Rate Risk Management—Interest-Rate Risk Management
Strategy.” Other factors that can result in changes to our duration gap include the market environment and composition of the assets, debt, and derivatives in our net portfolio.
Results of Market Value Sensitivity Measures
The interest-rate risk measures discussed below exclude the impact of changes in the fair value of our guaranty assets and liabilities resulting from changes in interest rates. We exclude our guaranty business from these sensitivity measures based on our current assumption that the guaranty fee income generated from future business activity will largely replace guaranty fee income lost due to mortgage prepayments.

Fannie Mae 2025 Form 10-K	139

MD&A | Risk Management | Market Risk Management, including Interest-Rate Risk Management
The table below displays the pre-tax market value sensitivity of our net portfolio to changes in the level of interest rates and the slope of the applicable yield curve as measured on the last day of each period presented. The table below also provides the daily average, minimum, maximum and standard deviation values for duration gap and for the most adverse market value impact on the net portfolio to changes in the level of interest rates and the slope of the applicable yield curve for the three months ended December 31, 2025 and 2024.
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
	2025	2024
	(Dollars in millions)
Rate level shock:
-100 basis points	$429	$83
-50 basis points	219	33
+50 basis points	(223)	(18)
+100 basis points	(443)	(29)
Rate slope shock:
-25 basis points (flattening)	(3)	(4)
+25 basis points (steepening)	(5)	4

	For the Three Months Ended December 31,(1)(3)
	2025			2024
	Duration Gap	Rate Slope Shock 25 bps	Rate Level Shock 50 bps	Duration Gap	Rate Slope Shock 25 bps	Rate Level Shock 50 bps
		Market Value Sensitivity			Market Value Sensitivity
	(In years)	(Dollars in millions)		(In years)	(Dollars in millions)
Average	0.23	$(10)	$(196)	—	$(2)	$(11)
Minimum	0.15	(29)	(245)	(0.05)	(6)	(37)
Maximum	0.28	(3)	(127)	0.03	1	4
Standard deviation	0.04	6	37	0.02	2	8
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
We use derivatives to help manage the residual interest-rate risk exposure between the assets and liabilities in our net portfolio. Derivatives have enabled us to keep our economic interest-rate risk exposure well managed in a wide range of interest-rate environments. The table below displays an example of how derivatives impacted the net market value

Fannie Mae 2025 Form 10-K	140

MD&A | Risk Management | Market Risk Management, including Interest-Rate Risk Management exposure for a 50 basis point parallel interest-rate shock. For additional information on our derivative positions, see
“Note 9, Derivative Instruments.”

Derivative Impact on Interest-Rate Risk (50 Basis Points)
	As of December 31,(1)
	2025	2024
	(Dollars in millions)
Before derivatives	$(1,101)	$(654)
After derivatives	(223)	(18)
Effect of derivatives	879	636
(1)Measured on the last business day of each period presented.
Liquidity Risk Management
See “Liquidity and Capital Management” for a discussion of how we manage liquidity risk.
Operational Risk Management
Operational risk is the risk of loss resulting from inadequate or failed internal processes, people, systems, and third parties, or disruptions from external events. Our corporate operational risk framework aligns with our Enterprise Risk policy and has evolved based on the changing needs of our business and FHFA regulatory guidance. The Non-Financial
Risk Management group is responsible for overseeing and monitoring compliance with our operational risk program’s requirements. The Non-Financial Risk Management group reports to the Chief Risk Officer and works in conjunction with other second line teams to oversee and aggregate the full range of operational risks, including fraud, resiliency, business interruptions, processing errors, damage to physical assets, workplace safety and employment practices. To quantify our operational risk exposure, we rely on the Basel Standardized Approach, which is based on a percentage of gross income. In addition, where we deem it appropriate, we purchase insurance policies to mitigate the impact of operational losses.
We have made investments in existing and emerging technology designed to support our new initiatives and business transformation efforts, including efforts to improve the quality and accuracy of the mortgage origination process for lenders, improve our risk management, and drive efficiency improvements. We currently use artificial intelligence (“AI”), including generative AI, to support a number of business needs. Generative AI is an evolution of artificial intelligence that is rapidly developing and is expected to transform the way many businesses operate and make decisions, creating both opportunities for and risks to our business. Our initial uses of generative AI have been focused on areas that we believe pose lower risk, such as applications focused on improving operational efficiency and employee productivity. We have also begun to use AI systems capable of orchestrating multi-step workflows and are expanding our use of these systems. We are expanding our use of AI, in particular generative AI, to assist with our business transformation efforts.
We believe the use of AI tools has significant potential to enhance employee productivity, improve our business processes, and change the way we engage with our stakeholders. We also believe that if we do not effectively use and appropriately adopt AI in our business processes, it will result in a competitive disadvantage to us.
We continue to enhance our governance and controls to support the development and implementation of AI in our business processes, including implementing guiding ethical principles on the appropriate use of AI and enhancing our risk management framework. To help mitigate AI risks such as hallucination, cybersecurity, data privacy and third-party risks, we employ a federated approach that assigns first and second line risk reviewers.
See “Risk Factors—Operational and Model Risk” for more information regarding our operational risk, including risks associated with AI, and “Risk Management—Overview—Risk Management Governance” for more information regarding our governance of operational risk management. See “Cybersecurity” for a discussion of cybersecurity risk management.
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
home prices, multifamily property values, unemployment and interest rates, and their impact on borrower behavior.
When market conditions change rapidly and dramatically, the assumptions used by models may no longer accurately capture or reflect the changing conditions. Given the challenges of predicting future behavior, management judgment is

Fannie Mae 2025 Form 10-K	141

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
While we employ strategies to manage and govern the risks associated with our use of models, they have not always been fully effective. Errors were previously discovered in some of the models we use, and we continue to have deficiencies in our current processes for managing model risk. We have completed remediation of our model governance and standards, and are in the process of implementing the updated governance and standards across our modeling inventory.
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
The allowance for loan losses involves substantial judgment on a number of matters including the development and weighting of macroeconomic forecasts, the reversion period applied, the assessment of similar risk characteristics, which determines the historic loss experience used to derive probability of loan default, the valuation of collateral, which includes judgments about the property condition at the time of foreclosure, and the determination of a loan’s remaining expected life. Our most significant judgments involved in estimating our allowance for loan losses relate to the modeled macroeconomic data used to develop reasonable and supportable forecasts for key economic drivers, which are subject to significant inherent uncertainty. Most notably, for single-family, the model uses forecasted single-family home prices as well as a range of possible future interest rate environments. For multifamily, the model uses forecasted net operating income and property valuations. In developing a reasonable and supportable forecast, the model simulates multiple paths of interest rates, net operating income and property values based on current market conditions.
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

Fannie Mae 2025 Form 10-K	142

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
Macroeconomic Variables and Sensitivities
Our (provision) benefit for credit losses can vary substantially from period to period based on forecasted macroeconomic inputs. For single-family, we have determined that our most significant macroeconomic inputs used in determining our allowance for loan losses consist of forecasted home price growth rates and interest rates. For multifamily, we have determined that our most significant macroeconomic inputs used in determining our allowance for loan losses consist of net operating income and property value growth rates.
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
We provide more detailed information on our accounting for the allowance for loan losses in “Note 1, Summary of
Significant Accounting Policies.” See “Note 5, Allowance for Credit Losses” for additional information about our current period (provision) benefit for loan losses.

Fannie Mae 2025 Form 10-K	143

MD&A | Critical Accounting Estimates
Single-Family Sensitivities and Inputs
The table below provides information about our most significant macroeconomic inputs used in determining our single-
family allowance for loan losses: forecasted home price growth rates and interest rates. Although the model consumes a wide range of possible regional home price forecasts and interest rate scenarios that take into account inherent uncertainty, the forecasts below represent the mean path of those simulations used in determining the single-family allowance for each quarter during the years ended December 31, 2025 and 2024, and how those forecasts have changed between periods of estimate. Below we present our home price growth and interest rate estimates used in our estimate of expected credit losses. Our forecasts include estimates for periods beyond those presented below.

Select Single-Family Macroeconomic Model Inputs(1)

Forecasted home price growth (decline) rate by period of estimate:(2)
	For the Full Year ending December 31,
	2025	2026	2027
Fourth Quarter 2025	2.7%	2.4%	2.2%
Third Quarter 2025	2.6	1.3	1.2
Second Quarter 2025	3.4	1.1	1.1
First Quarter 2025	4.2	2.0	1.3

	For the Full Year ending December 31,
	2024	2025	2026
Fourth Quarter 2024	5.9%	3.5%	1.7%
Third Quarter 2024	5.9	3.6	1.7
Second Quarter 2024	6.6	3.0	0.8
First Quarter 2024	4.8	1.5	*

Forecasted 30-year mortgage interest rates by period of estimate:(3)
	Through the end of December 31,	For the Full Year ending December 31,
	2025	2026	2027
Fourth Quarter 2025	6.3%	6.2%	6.2%
Third Quarter 2025	6.4	6.2	6.1
Second Quarter 2025	6.7	6.3	6.3
First Quarter 2025	6.6	6.3	6.3

	Through the end of December 31,	For the Full Year ending December 31,
	2024	2025	2026
Fourth Quarter 2024	6.8%	6.8%	6.7%
Third Quarter 2024	6.2	5.9	5.9
Second Quarter 2024	7.0	6.6	6.4
First Quarter 2024	6.8	6.4	6.2
*Represents less than 0.05% of home price growth (decline).
(1) These forecasts are provided solely for the purpose of providing insight into our credit loss model. Forecasts for future periods are subject to significant uncertainty, which increases for periods that are further in the future. We provide our most recent forecasts for certain macroeconomic and housing market conditions in “Key Market Economic Indicators.” In addition, each month our Economic and Strategic
Research Group provides its economic and housing forecasts, which are available in the “Data and Insights” section of our website,
www.fanniemae.com. Information on our website is not incorporated into this report.
(2) These estimates are based on our national home price index, which is calculated differently from the S&P Cotality Case-Shiller U.S.
National Home Price Index and therefore results in different percentages for comparable growth. We periodically update our home price growth estimates and forecasts as new data become available. The forecast data in this table may also differ from the forecasted home price growth rate presented in “Key Market Economic Indicators,” because that section reflects our most recent forecast as of the filing date of this report, while this table reflects the quantitative forecast data we used in our model to estimate credit losses for the periods shown. Management continues to monitor macroeconomic updates to our inputs in our credit loss model from the time they are approved

Fannie Mae 2025 Form 10-K	144

MD&A | Critical Accounting Estimates
as part of our established governance process, to assess the reasonableness of the inputs used to calculate estimated credit losses. The forecast data excludes the impact of any qualitative adjustments.
(3)Forecasted 30-year interest rates represent the mean of possible future interest rate environments that are simulated by our interest rate model and used in the estimation of credit losses. Forecasts through the end of December 31, 2025 and 2024, represent the average forecasted rate from the quarter-end through the calendar year end of December 31st. The fourth quarter of 2025 and 2024 interest rates represent the 30-year interest rate as of December 31, 2025 and December 31, 2024, respectively. This table reflects the forecasted interest rate data we used in estimating credit losses for the periods shown and does not reflect changes in interest rates that occurred after the forecast date.
As noted above, our single-family allowance for loan losses is sensitive to changes in home prices and interest rate changes. We present in the table below the impact of hypothetical changes in home prices and 30-year interest rates, with all other factors held constant.

Single-Family Sensitivities - Hypothetical Changes to Model Inputs

Forecasted change to the first 12 months of the forecast:	Allowance Impact	Approximate Change in Allowance as of December 31, 2025(1)
(In percentage points)
Change in home prices growth rate:(2)
+1%		4%
-1%		4%

Change in 30-year interest rates:
+0.5%		4%
-0.5%		6%
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
Although the model consumes a wide range of possible future economic scenarios, the forecasts below represent the mean path of those simulations used in determining the multifamily allowance for the years ended December 31, 2025 and 2024, and how those forecasts have changed between periods of estimate. Our forecasts include estimates for periods beyond those presented below.

Fannie Mae 2025 Form 10-K	145

MD&A | Critical Accounting Estimates

Select Multifamily Macroeconomic Model Inputs(1)

Forecasted net operating income growth (decline) rate by period of estimate:
	For the Full Year ending December 31,
	2024	2025	2026	2027
Fourth Quarter 2025	N/A	1.1%	1.9%	3.2%
Fourth Quarter 2024	3.1%	1.7%	0.3%	N/A

Forecasted property value growth (decline) rate by period of estimate:
	For the Full Year ending December 31,
	2024	2025	2026	2027
Fourth Quarter 2025	N/A	(4.3)%	3.1%	3.1%
Fourth Quarter 2024	(8.7)%	(1.1)%	3.7%	N/A
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
As noted above, our multifamily allowance for loan losses is sensitive to changes in net operating income and property value growth changes. We present in the table below the impact of hypothetical changes in net operating income and property value growth, with all other factors held constant.

Multifamily Sensitivities - Hypothetical Changes to Model Inputs

Forecasted change to the first 12 months of the forecast:	Allowance Impact	Approximate Change in Allowance as of December 31, 2025(1)
(In percentage points)
Change in net operating income growth rate:
+1%		2%
-1%		2%

Change in property value growth rate:
+1%		3%
-1%		3%
(1) Calculated as a percentage of our multifamily allowance for loan losses.
The above sensitivity analyses are hypothetical and are provided solely for the purpose of providing insight into our credit loss model inputs. In addition, sensitivities for net operating income and property value growth changes are non-
linear. As a result, changes in these estimates are not always incrementally proportional. The purpose of this analysis is to provide an indication of the impact of net operating income and property value growth changes on the estimate of the multifamily allowance for credit losses. This analysis is not intended to imply management’s expectation of future changes in our forecasts or any other variables that may change as a result.
See “Consolidated Results of Operations—(Provision) Benefit for Credit Losses” for information on how our net operating income and property valuations impacted our multifamily (provision) benefit for credit losses.
Impact of Future Adoption of New Accounting Guidance

We evaluate the impact on our consolidated financial statements of recently issued accounting guidance in “Note 1,
Summary of Significant Accounting Policies.”

Fannie Mae 2025 Form 10-K	146

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
“Business volume” refers to the sum in any given period of the UPB of: (1) the mortgage loans and non-Fannie Mae mortgage-related securities we purchase for our retained mortgage portfolio; (2) the mortgage loans we securitize into
Fannie Mae MBS that are acquired by third parties; and (3) credit enhancements that we provide on our mortgage assets. It excludes mortgage loans we securitize from our retained mortgage portfolio and the purchase of Fannie Mae
MBS for our retained mortgage portfolio.
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
“Debt service coverage ratio” or “DSCR” refers to a ratio of annualized net cash flow to the annualized debt service, which may include both principal and interest payments, of a multifamily property.
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
Conservatorship and Treasury Agreements” and “Business—Legislation and Regulation.”

Fannie Mae 2025 Form 10-K	147

MD&A | Glossary of Terms Used in This Report
“Front-end credit enhancements” refers to credit enhancements that we obtain at the time we acquire a loan.
“GSE” refers to the government-sponsored enterprises Fannie Mae or Freddie Mac.
“GSE Act” refers to the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended.
“Guaranty book of business” refers to the sum of the UPB of: (1) Fannie Mae MBS outstanding (excluding the portions of any structured securities Fannie Mae issues that are backed by Freddie Mac securities); (2) mortgage loans of
Fannie Mae held in our retained mortgage portfolio; and (3) other credit enhancements that we provide on mortgage assets. It also excludes non-Fannie Mae mortgage-related securities held in our retained mortgage portfolio for which we do not provide a guaranty.
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
“Low Income Housing Tax Credit” or “LIHTC” refers to a federal program that encourages private equity investment in creating and preserving affordable units throughout the country by awarding federal tax credits to affordable housing developers, who then exchange those tax credits with corporate investors in return for capital contributions.
“Loans,” “mortgage loans” and “mortgages” refer to both whole loans and loan participations, secured by residential real estate, cooperative shares or by manufactured housing units.
“Loss reserves” consists of our allowance for loan losses and our reserve for guaranty losses.
“Mortgage assets,” when referring to our assets, refers to both mortgage loans and mortgage-related securities we hold in our retained mortgage portfolio. For purposes of the senior preferred stock purchase agreement, the definition of mortgage assets is based on the UPB of such assets and does not reflect market valuation adjustments, allowance for loan losses, impairments, unamortized premiums and discounts and the impact of our consolidation of variable interest entities. Our mortgage asset calculation also includes 10% of the notional value of interest-only securities we hold. We disclose the amount of our mortgage assets for purposes of the senior preferred stock purchase agreement on a monthly basis in the “Endnotes” to our Monthly Summary reports, which are available on our website.
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
“Outstanding Fannie Mae MBS” refers to the total UPB of any type of mortgage-backed security that we issue, including
UMBS, Supers, REMICs and other types of single-family or multifamily mortgage-backed securities that are held by third-party investors or in our retained mortgage portfolio. For securities held by third-party investors, it excludes the portions of any structured securities Fannie Mae issues that are backed by Freddie Mac-issued securities.
“Private-label securities” refers to mortgage-related securities issued by entities other than agency issuers Fannie Mae,
Freddie Mac or Ginnie Mae.

Fannie Mae 2025 Form 10-K	148

MD&A | Glossary of Terms Used in This Report
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
“UPB” or “unpaid principal balance” refers to the remaining principal balance due on a loan or mortgage-backed security.
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
None.
Item 9A.  Controls and Procedures
Overview
We are required under applicable laws and regulations to maintain controls and procedures, which include disclosure controls and procedures as well as internal control over financial reporting, as further described below.

Fannie Mae 2025 Form 10-K	149

Controls and Procedures
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
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, management has evaluated, with the participation of our Chief
Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures in effect as of
December 31, 2025, the end of the period covered by this report. As a result of management’s evaluation, our Chief
Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2025, or as of the date of filing this report.
Our disclosure controls and procedures were not effective as of December 31, 2025, or as of the date of filing this report because they did not adequately ensure the accumulation and communication to management of information known to
FHFA that is needed to meet our disclosure obligations under the federal securities laws. As a result, we were not able to rely upon the disclosure controls and procedures that were in place as of December 31, 2025, or as of the date of this filing, and we continue to have a material weakness in our internal control over financial reporting. This material weakness is described in more detail below under “Management’s Report on Internal Control Over Financial Reporting
—Description of Material Weakness.” Based on discussions with FHFA and the structural nature of this material weakness, we do not expect to remediate this material weakness while we are under conservatorship.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making its assessment, management used the criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in May 2013. Management’s
assessment of our internal control over financial reporting as of December 31, 2025 identified a material weakness,

Fannie Mae 2025 Form 10-K	150

Controls and Procedures
which is described below. Because of this material weakness, management has concluded that our internal control over financial reporting was not effective as of December 31, 2025 or as of the date of filing this report.
Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on our internal control over financial reporting, expressing an adverse opinion on the effectiveness of our internal control over financial reporting as of December 31, 2025. This report is included below under the heading “Report of Independent Registered
Public Accounting Firm.”
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
Management has determined that we continued to have the following material weakness as of December 31, 2025, and as of the date of filing this report:
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
•FHFA personnel, including senior officials, have reviewed our quarterly and annual SEC filings prior to filing, including this annual report on Form 10-K for the year ended December 31, 2025 (“2025 Form 10-K”), and engaged in discussions regarding issues associated with the information contained in those filings. Prior to filing our 2025 Form 10-K, FHFA provided Fannie Mae management with written acknowledgment that it had reviewed the 2025 Form 10-K, and it was not aware of any material misstatements or omissions in the 2025
Form 10-K and had no objection to our filing the 2025 Form 10-K.
•We have also provided FHFA personnel drafts of our Form 8-K filings, press releases, media statements, and certain executive speeches for review prior to filing or release.
•Our senior management meets regularly with senior leadership at FHFA. In addition, the FHFA Director serves as Chair of our Board of Directors.
•FHFA representatives attend meetings frequently with various groups within the company to enhance the flow of information and to provide oversight on a variety of matters, including accounting, credit and market risk management, external communications, and legal matters.

Fannie Mae 2025 Form 10-K	151

Controls and Procedures
•Senior officials within FHFA’s Office of the Chief Accountant have met frequently with our senior finance executives regarding our accounting policies, practices, and procedures.
In view of these activities, we believe that our consolidated financial statements for the year ended December 31, 2025 have been prepared in conformity with GAAP.
Changes in Internal Control Over Financial Reporting
Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting from October 1, 2025 through December 31, 2025 that management believes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
In the ordinary course of business, we review our system of internal control over financial reporting and make changes that we believe will improve these controls and increase efficiency, while continuing to ensure that we maintain effective internal controls. Changes may include implementing new, more efficient systems, automating manual processes, changes in personnel performing controls, and updating existing systems.

Fannie Mae 2025 Form 10-K	152

Controls and Procedures
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Fannie Mae:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Fannie Mae and consolidated entities (in conservatorship) (the “Company”) as of December 31, 2025, based on criteria established in Internal Control –
Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO). In our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of
December 31, 2025, based on the criteria established in Internal Control – Integrated Framework (2013) issued by
COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United
States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the
Company and our report dated February 11, 2026, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s dependence upon the continued support from the United
States Government through the United States Department of Treasury and the U.S. Federal Housing FHFA (Federal
Housing Finance Agency) (“FHFA”). Our report also included an explanatory paragraph noting the Company has elected to change its accounting principle regarding which financial instruments are presented as cash equivalents and restricted cash equivalents, which has been retrospectively applied in the consolidated financial statements.
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

Fannie Mae 2025 Form 10-K	153

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
•Disclosure Controls and Procedures – The Company’s disclosure controls and procedures did not adequately ensure the accumulation and communication to management of information known to FHFA (as conservator)
that is needed to meet their disclosure obligations under the federal securities laws as they relate to financial reporting.
This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and this report does not affect our report on such financial statements.
/s/ Deloitte & Touche LLP
McLean, Virginia
February 11, 2026

Fannie Mae 2025 Form 10-K	154

Other Information
Item 9B.  Other Information
Trading Arrangements
During the quarter ended December 31, 2025, no Fannie Mae director or officer (as that term is defined by the SEC in
Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement for transactions in Fannie Mae securities.
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
During the second quarter of 2025, the company became aware that a co-borrower of a single-family loan we acquired from a lender in 2017 was designated by Treasury’s Office of Foreign Assets Control (“OFAC”) as a Specially
Designated National on April 15, 2025 pursuant to Executive Order 13224, as amended. Subsequent to this designation, a payment in the amount of $881.88 relating to the loan was received by us from the loan servicer on May
6, 2025. After learning of the co-borrower’s designation, we transferred the payment into a designated account for blocked funds and instructed the loan servicer to no longer remit any funds to us relating to the loan. We notified OFAC of the blocked loan payment funds in May 2025. There was no measurable gross revenue or net profit relating to the payment received on the loan in May 2025. In October 2025, the servicer notified us that the unsanctioned co-borrower on this loan had received OFAC permission to provide payments on the loan, and we informed the servicer that they may resume remitting payments associated with the unsanctioned co-borrower on the loan.
Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent
Inspections
Not applicable.

Fannie Mae 2025 Form 10-K	155

Directors, Executives Officers and Corporate Governance | Directors
PART III
Item 10.  Directors, Executive Officers and Corporate Governance
Directors

Our current directors are listed below. They have provided the following information about their principal occupation, business experience and other matters.

Barry Habib

Age: 66 Independent director since July 2025 Board committee: •Compensation and Human Capital
Mr. Habib is an entrepreneur and founder of multiple businesses.
He has decades of experience in the mortgage industry, including in mortgage originations and forecasting industry trends.
Experience and Qualifications
•Chief Executive Officer at Highway (2022–present), which
encompasses MBS Highway of which he was the Founder
and Chief Executive Officer (2012–present), which interprets and forecasts activity in the mortgage and bond markets, as
well as ListReports, an automated workflow tool for loan
originators, and Certified Mortgage Advisor, an industry
certification program
•Member of the advisory board of Engineered Tax Services
(2025–present), a tax advisory firm

Brandon S. Hamara

Age: 39 Director since October 2025
Mr. Hamara has served as Co-President since October 2025
(after initially joining the company as Head of Operations for
Single-Family and Multifamily—Senior Vice President) and serves on our Board of Directors. As Co-President, he oversees Single-
Family business strategy, development, and execution, focusing on driving innovation and organizational performance in support of our mission to provide liquidity and access to the U.S. housing system.
Mr. Hamara has expertise in real estate, homebuilding, land
development, and housing finance. He has nearly two decades of experience in the homebuilding industry.
Experience and Qualifications
•Various positions at Tri Pointe Homes (2017–2025), including as Vice President, after serving in various positions at two other national publicly traded homebuilders
•Lead Adjunct Professor of Real Estate at Santa Barbara City
College (2016–present)
•Former member of the Board of Directors of Freddie Mac
(2025); Chair of the Risk Committee and member of the Audit
and Executive Committee

Fannie Mae 2025 Form 10-K	156

Directors, Executive Officers and Corporate Governance | Directors

Clinton C. Jones, III

Age: 63 Director since March 2025 Board committees: •Compensation and Human Capital •Risk Policy and Capital
Mr. Jones has an extensive background in financial regulatory policy and oversight.
Experience and Qualifications
•General Counsel (2021–present) and Senior Advisor for
Legal Affairs & Policy (2019–2021) at FHFA
•Member of the Board of Directors of Freddie Mac (2025–
present)
•Lecturer in the Department of English at Howard University
(1990–present)
•Various roles at the U.S. House of Representatives
Committee on Financial Services from 1993–2007 and 2008–
2019, including as general counsel, parliamentarian, and
chief counsel to the Housing and Insurance Subcommittee
•Vice President at Fannie Mae (2007–2008)
•Attorney at U.S. Department of Housing and Urban
Development (1988-1993)

Omeed Malik

Age: 46 Independent director since April 2025 Board committee: •Nominating and Corporate Governance
Mr. Malik is an experienced financial services professional and attorney. He brings extensive experience in financial services and capital markets as well as a blend of legal, entrepreneurial, and strategic leadership expertise.
Experience and Qualifications
•Founder and Chief Executive Officer of Farvahar Partners
(2019–present), a boutique investment bank and broker/
dealer which acts as an advisor and liquidity provider to
venture-backed businesses and institutional investors
•President of 1789 Capital (2023–present), an investment firm focused on entrepreneurship, innovation and growth
•Former Chairman and Chief Executive Officer of Colombier
Acquisition Corp. II (2021–2025), a publicly-traded special
purpose acquisition company listed on the New York Stock
Exchange
•Former Chairman and Chief Executive Officer of Colombier
Acquisition Corp. (2021–2023), which merged with Public
Square Holdings, Inc., a publicly traded online marketplace, in 2023; non-executive director of Public Square Holdings,
Inc. (2023–2024)
•Managing Director and Global Head of the Hedge Fund
Advisory Business at Bank of America Merrill Lynch (2012–
2018)

Fannie Mae 2025 Form 10-K	157

Directors, Executive Officers and Corporate Governance | Directors

William J. Pulte

Age: 37
Director and Board Chair since March 2025
Board committee:
•Nominating and Corporate Governance
(Chair)
Delegated authority:
•Mr. Pulte has been delegated authority to
approve or take any action on behalf of
any Board committee or Board committee
chair, other than the Audit Committee or
Audit Committee Chair.

Mr. Pulte became the fifth Director of the U.S. Federal Housing in
March 2025, following his nomination by President Donald J.
Trump and bipartisan confirmation by the U.S. Senate. In this role, Mr. Pulte oversees Fannie Mae, Freddie Mac, and the
Federal Home Loan Banks. He has also served as chair of the
board of directors of Freddie Mac since 2025.
Experience and Qualifications
•Founder and CEO of Pulte Capital Partners LLC, an
investment firm focused on building products and
construction companies (2011–2025)
•Former member of the Board of Directors of PulteGroup, Inc.
(formerly Pulte Homes, Inc.), one of the largest homebuilders in the country (2016–2020)
•Co-founder in 2013 of Detroit’s Blight Authority
•Supporter of various charitable causes through Twitter
philanthropy

Manuel “Manolo” Sánchez Rodríguez

Age: 60 Independent director since September 2018 Board committees: •Audit (Chair) •Risk Policy and Capital
Mr. Sánchez has extensive experience in the banking industry, including real estate, community, corporate, and investment
banking. He brings global insight, as well as his in-depth
knowledge of banking and finance.
Experience and Qualifications
•President and CEO of Compass Bank, Inc. (“Compass
Bank”), a U.S. subsidiary of Banco Bilbao Vizcaya Argentaria,
S.A. (“BBVA”) (2008–2017); Member of BBVA’s worldwide
Executive Committee; Country Manager for U.S. operations
(2010–2017); Chairman of the Board of Directors of
Compass Bank and its holding company, BBVA Compass
Bancshares, Inc. (2010–2017)
•Founder of Adelante Ventures LLC (2018–present), a fintech
consulting firm
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
•Member of the Board of Directors of Elevate Credit, Inc.
(2021–2023)
•Member of the Board of Directors of BanCoppel S.A.
Institución de Banca Múltiple in Mexico City (2019–2021)
•Member of the Board of Directors of On Deck Capital, Inc.
(2018–2020); member of the Audit Committee and the
Compensation Committee

Fannie Mae 2025 Form 10-K	158

Directors, Executive Officers and Corporate Governance | Directors

Scott D. Stowell

Age: 68 Independent director since November 2024 Board committees: •Audit •Compensation and Human Capital •Risk Policy and Capital (Chair)
Mr. Stowell has nearly 40 years of experience in the U.S.
homebuilding industry, including single-family homes, mixed-use communities, and projects meeting local governments’
affordability requirements.
Experience and Qualifications
•Founder, CEO, and President of Capital Thirteen LLC, an
advisory, real estate, and angel investing company (2019–
present)
•Executive chairman of CalAtlantic Group, Inc., a publicly-
traded company that specialized in homebuilding (2015–
2018); after CalAtlantic Group’s merger with Lennar
Corporation, retired as executive chairman and served on the board of directors of Lennar Corporation (2018–2021)
•Various positions at Standard Pacific Homes (CalAtlantic
Group’s predecessor) beginning in 1986, including as CEO
(2012–2015), President (2011–2015), and Chief Operating
Officer (“COO”) (2007–2011)
•HomeAid America Inc., a non-profit organization whose
mission is to help people experiencing or at risk of
homelessness build new lives through construction,
community engagement, and education: member of the
Board of Directors (2013–present), former Executive
Committee member (2013–2023), past Chair (2017–2018)
•Member of the Board of Directors at Toll Brothers, Inc., a
home-building company (2021–present); lead independent
director and member of the Nominating and Corporate
Governance Committee
•Board member of Pacific Mutual Holding Company (2013–
present); member of the Governance and Nominating
Committee and Chair of the Talent Development and
Compensation Committee

Michael Stucky

Age: 67 Independent director since March 2025 Board Vice Chair since April 2025 Board committees: •Audit •Compensation and Human Capital (Chair)
Mr. Stucky has over 30 years of senior executive experience in the homebuilding, building supplies, and heating, ventilation, and air conditioning (HVAC) industries.
Experience and Qualifications
•Executive Chairman of the Board of Semper Fi Heating and
Cooling LLC (2024)
•CEO of Southern HVAC, and its predecessor, Southern Air &
Heat Holdings, LLC (2013-2019)
•CEO of Total Building Services Group (2012-2013)
•Division President (Pulte Buildings Systems) at PulteGroup,
Inc. (2009-2011)
•Vice President of Manufacturing at Foxworth-Galbraith
Lumber Company (2005-2009), a lumber and building
materials supplier; Vice President of Operations at Centex
Homes, LLC (1998-2005), an affordable home builder; and
various positions at Payless Cashways Inc., a building
materials and home improvement retailer, beginning in 1980,
including Regional Vice President (1994-1998)

Fannie Mae 2025 Form 10-K	159

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
stockholders.
Our Board of Directors exercises specified functions and authorities provided to it pursuant to an order from FHFA, as our conservator. In addition, since March 2025, Mr. Pulte, who is the Director of FHFA, has served as Chair of our
Board, and Mr. Jones, FHFA’s General Counsel, has also served as a member of our Board. The Board of Directors has delegated to the Chair of the Board the authority to approve or take any action on behalf of the Board or any Board
Committee or Board Committee Chair, other than the Audit Committee or Audit Committee Chair.
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
•creation of any subsidiary or affiliate, or entering into a substantial transaction with a subsidiary or affiliate, except for routine ongoing transactions with U.S. FinTech or the creation of, or a transaction with, a subsidiary or affiliate undertaken in the ordinary course of business;
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

Fannie Mae 2025 Form 10-K	160

Directors, Executive Officers and Corporate Governance | Corporate Governance
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
Composition of Board of Directors
FHFA has directed that our Board of Directors should have a minimum of five and not more than thirteen directors. In
March 2025, FHFA waived the FHFA corporate governance regulation requirement that a majority of Fannie Mae’s directors must be independent. The waiver is in effect until such time as it is rescinded or our conservatorship is terminated. The Board currently has eight members, five of whom are independent. The three Board members who are not independent are Mr. Pulte (the FHFA Director), Mr. Jones (FHFA’s General Counsel) and Mr. Hamara (Fannie Mae’s
Co-President).
Pursuant to its authority as conservator, FHFA reconstituted our Board in March 2025, removing eight directors and appointing four new directors, three of whom continue to serve. Since then, the Chair of the Board, acting on behalf of the Board, appointed three additional members to the Board of Directors. See “Certain Relationships and Related
Transactions, and Director Independence—Director Independence” for more information about our independence requirements and our directors’ independence.
Under the Charter Act, each director is elected for a term ending on the date of our next annual stockholders’ meeting.
Fannie Mae’s bylaws provide that each director holds office for the term for which they were elected or appointed, and will hold office until their successor is chosen and qualified, or until the Board member’s earlier resignation, retirement, removal, or death. Under a conservator order, each director serves on the Board until the earlier of (1) resignation or removal by the conservator or (2) the election of a successor director at an annual meeting of stockholders. Vacancies on the Board may be filled by the conservator, or by the Board with approval from the conservator. FHFA as our conservator has all powers of our stockholders and suspended stockholder meetings after we entered into conservatorship. As a result, we have not held stockholders’ meetings since that time.
In February 2026, FHFA, exercising the voting power of holders of our common stock, elected each of our current Board members. Each Board member will serve for a term that ends on the date of our next annual stockholders’ meeting, or when the conservator next elects our Board members by written consent. Pursuant to an FHFA order, the CEO is the only executive officer or other employee of Fannie Mae who may serve as a Board member. FHFA has waived this provision to allow Mr. Hamara to serve as a Board member. Mr. Akwaboah is not expected to serve on the Board while he serves as Acting CEO. Absent a waiver from FHFA, FHFA corporate governance regulations limit service on our
Board to ten years or age 72, whichever comes first.
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
Board, (3) the contributions they have made to Board and Committee discussions and decision-making, (4) their continued involvement in business and professional activities relevant to Fannie Mae, (5) the skills and experience that should be represented on the Board, and (6) such other criteria as are required by law or regulation.

Fannie Mae 2025 Form 10-K	161

Directors, Executive Officers and Corporate Governance | Corporate Governance
Under the Charter Act, our Board shall at all times have as members at least one person from each of the homebuilding, mortgage lending and real estate industries, and at least one person from an organization that has represented consumer or community interests for not less than two years or one person who has demonstrated a career commitment to the provision of housing for low-income households. We additionally require that the Board as a group must be knowledgeable in business, finance, capital markets, accounting, risk management, public policy, mortgage lending, real estate, low-income housing, homebuilding, regulation of financial institutions, technology, corporate responsibility, and any other areas as may be relevant to the safe and sound operation of Fannie Mae. The Nominating and Corporate Governance Committee considers a variety of criteria and experiences in the areas mentioned above in identifying director nominees.
In addition to expertise in the areas noted above, the Nominating and Corporate Governance Committee also seeks prospective Board candidates who possess the highest personal values, judgment and integrity, and who understand the regulatory and policy environment in which Fannie Mae does business. The Nominating and Corporate Governance
Committee also considers whether a prospective Board candidate has the ability to attend meetings and fully participate in the activities of the Board.
The Nominating and Corporate Governance Committee considers each year whether our directors should continue to serve as directors. While this process typically includes an evaluation of each Board member’s performance that considers factors related to their contribution to the Board’s effective functioning, individual Board member performance was not evaluated in 2025 due to the significant turnover in Board members. In its assessment of whether our directors should continue to serve as directors, the Nominating and Corporate Governance Committee also considers each individual’s particular experience, qualifications, and skills in areas listed in the table below. In concluding our directors should continue to serve as directors, the Nominating and Corporate Governance Committee took into account their expertise in these areas, which our directors gained from their experience described in “Directors.”

Fannie Mae 2025 Form 10-K	162

Directors, Executive Officers and Corporate Governance | Corporate Governance

Director Experience, Qualifications, and Skills
Board Leadership Structure
FHFA corporate governance regulations require separate Chair of the Board and CEO positions. They also require that the Chair of the Board be an independent director, but FHFA waived this requirement in March 2025.
Our Board has four standing committees: the Audit Committee, the Compensation and Human Capital Committee, the
Nominating and Corporate Governance Committee, and the Risk Policy and Capital Committee. Pursuant to FHFA
direction, with such exceptions as the conservator has and may direct, the Board and the standing Board committees function in accordance with:
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

Fannie Mae 2025 Form 10-K	163

Directors, Executive Officers and Corporate Governance | Corporate Governance
Such duties or authorities may be modified by the conservator at any time.
Committee Charters and Corporate Governance
Charters for each of the Board’s standing committees are posted on our website, www.fanniemae.com, in the “About Us
—Corporate Governance” section. Although our equity securities have not been listed on the New York Stock Exchange
(“NYSE”) since 2010, we were previously required by FHFA corporate governance regulations to follow specified NYSE corporate governance requirements relating to, among other things, the independence of our directors and the charter, independence, composition, expertise, duties, responsibilities and other requirements of our Board committees. FHFA waived these requirements in March 2025 until such time as the waiver is rescinded or our conservatorship is terminated.
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
Human Capital Management Oversight
The Compensation and Human Capital Committee of the Board has oversight of Fannie Mae’s human capital management. As part of its oversight role, the Committee reviews our primary compensation programs and benefits, succession planning for executives, as well as employee engagement.
Audit Committee Membership
Our Board of Directors has a standing Audit Committee consisting of Mr. Sánchez, who is the Chair, Mr. Stowell, and Mr.
Stucky. All of the Audit Committee members are financially literate and independent under the requirements of

Fannie Mae 2025 Form 10-K	164

Directors, Executive Officers and Corporate Governance | Corporate Governance
independence for audit committee members adopted by the NYSE, the Audit Committee charter, and other SEC rules and regulations applicable to audit committees. The Board has determined that Mr. Sánchez has the requisite experience, as discussed in “Directors,” to qualify as an “audit committee financial expert” under the rules and regulations of the SEC and has designated him as such.
Communications with Directors or Audit Committee
Interested parties wishing to communicate any concerns or questions about Fannie Mae to the non-executive Chair of the Board or to our non-management directors individually or as a group may do so by electronic mail addressed to
“board@fanniemae.com,” or by U.S. mail addressed to Board of Directors, c/o Office of the Corporate Secretary, Fannie
Mae, 1100 15th Street, NW, Washington, DC 20005. Communications may be addressed to a specific director or directors, including Mr. Pulte, the Board Chair, or to groups of directors, such as the independent or non-management directors.
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
Director Nominations; Stockholder Proposals
Under the GSE Act, FHFA, as conservator, has all rights, titles, powers and privileges of the stockholders and Board of
Directors of Fannie Mae. As a result, Fannie Mae’s common stockholders no longer have the ability to recommend director nominees or elect the directors of Fannie Mae or bring business before any meeting of stockholders pursuant to the procedures in our bylaws. We currently do not plan to hold an annual meeting of stockholders in 2026.
Code of Conduct
We have a Code of Conduct (our “Code of Conduct”) that is applicable to all officers and employees and that also serves as the code of ethics for our CEO and senior financial officers required by the Sarbanes-Oxley Act of 2002 and implementing regulations of the SEC. We have posted the Code of Conduct on our website, at www.fanniemae.com, in
“About Us—Corporate Governance—Code of Conduct,” which is also where we intend to provide any required disclosure about waivers of or amendments to the code.
Insider Trading Policy, including Prohibitions against Hedging and Pledging
We have policies and procedures that govern the purchase, sale, and other disposition of Fannie Mae securities by our directors, officers, or employees. These policies and procedures also provide that we take steps to manage the flow of information to employees authorized to engage in certain trades on behalf of Fannie Mae. We believe these policies and procedures are reasonably designed to promote compliance with insider trading laws, rules, regulations and applicable listing standards. A copy of our Insider Trading Policy is filed with this report as Exhibit 19.1.
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
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires our directors, executive officers and persons who beneficially own more than 10% of our common stock to file reports with the SEC indicating their holdings of and transactions in Fannie Mae equity securities. Based on a review of these reports, and upon written representations from the reporting persons, we believe that each of our directors and executive officers complied with these filing requirements during 2025, except that

Fannie Mae 2025 Form 10-K	165

Directors, Executive Officers and Corporate Governance | Corporate Governance
Mr. Habib, Mr. McCarthy, Mr. Pulte, and Mr. Williamson each filed a Form 3 late. In addition, Christopher Stanley, who served as a director for a single day, has not filed a Form 3 or a Form 5.
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
As described in “Corporate Governance—Audit Committee Membership,” the Board has determined that all members of
Fannie Mae’s Audit Committee are financially literate and all are independent under the independence standards adopted by the NYSE and that Mr. Sánchez is an “audit committee financial expert” under the rules and regulations of the SEC.
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
For the year ended December 31, 2025, the Audit Committee, among other things:
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
•reviewed and discussed the plan and scope of the 2025 audit work for the independent auditor;
•reviewed, discussed and approved the 2025 internal audit plan and budget, and reviewed and discussed summaries of the significant reports by the internal audit function;
•reviewed the performance and compensation of the Chief Audit Executive and Chief Compliance Officer;
•reviewed the engagement, independence and quality control procedures of the independent auditor, as described in further detail below;

Fannie Mae 2025 Form 10-K	166

Directors, Executive Officers and Corporate Governance | Report of the Audit Committee of the Board of Directors
•met with and/or received reports from senior representatives of the following divisions or departments of the company: Finance, Legal, Corporate Risk & Compliance, and Internal Audit; and
•met regularly in executive sessions with each of Deloitte, the internal audit function and company management, including the CFO, the Chief Compliance Officer, and the Chief Audit Executive, which provided an additional opportunity for Deloitte and the others noted to provide candid feedback to the Committee.
The Audit Committee also reviewed and discussed with management, the Chief Audit Executive and Deloitte:
•the audited consolidated financial statements for 2025;
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
Based on the reviews, reports, meetings and discussions referred to above, and subject to the limitations on the Audit
Committee’s role and responsibilities described above and in the Audit Committee Charter, the Audit Committee
recommended to the Board of Directors that the company’s audited consolidated financial statements for 2025 be included in this Annual Report on Form 10-K for filing with the SEC. In addition, the Audit Committee approved the appointment of Fannie Mae’s independent auditor, Deloitte & Touche LLP, for 2026. FHFA, as the company’s conservator, approved Deloitte’s appointment as Fannie Mae’s independent auditor for 2026.
Audit Committee:
Manolo Sánchez, Chair
Scott Stowell
Michael Stucky

Fannie Mae 2025 Form 10-K	167

Directors, Executive Officers and Corporate Governance | Executive Officers
Executive Officers

Under our bylaws, each executive officer holds office until their successor is chosen and qualified or until they die, resign, retire or are removed from office, whichever occurs first.
Mr. Hamara, one of our Co-Presidents, has served as a member of our Board of Directors since October 2025.
Information about his business experience and other matters is provided in “Directors.” As of February 11, 2026, we have eight other executive officers:

Peter Akwaboah

Age: 56	Acting CEO, and Executive Vice President and COO Joined Fannie Mae in 2024
Mr. Akwaboah has served as Acting CEO since October 2025 and as Executive Vice President and COO since May
2024. With more than 30 years of leadership experience in finance, real estate, technology, and banking, Mr. Akwaboah leads a company that plays an essential role in the U.S. As COO, he oversees a portfolio of enterprise shared services, including the Chief Information Office, Enterprise Security and Resilience, Operations, and Workplace functions. These functions are core to fostering operational excellence, advancing innovation, and ensuring alignment with our long-term strategic objectives. Before joining Fannie Mae, he served as Managing Director at Morgan Stanley from 2015 to May
2024, where he ultimately served as COO of Technology and Head of Innovation and helped shape the firm’s technology strategy. Additionally, from 2017 to 2020, he led Morgan Stanley’s Global Shared Services and Banking
Operations. Mr. Akwaboah also contributed to industry advancements as a member of the Federal Reserve Bank’s
Payments Risk Committee and as a director on the Board of the Morgan Stanley Foundation. Prior to his tenure at
Morgan Stanley, Mr. Akwaboah spent more than a decade at the Royal Bank of Scotland, where he served as Asia
Pacific COO. Earlier in his career, he held leadership roles in operations, technology, and strategic consulting at
Deutsche Bank, KPMG and IBM, where he led cross-functional initiatives and enterprise-level transformation. Mr.
Akwaboah serves on the Boards of the Foundation of Orthopedics and Complex Spine and the Museum of American
Finance.

Erik Bisso

Age: 47	Executive Vice President, Chief Investment Officer and Head of Treasury and Capital Markets Joined Fannie Mae in 2025
Mr. Bisso has served as Executive Vice President—Chief Investment Officer and Head of Treasury and Capital Markets
since April 2025. He is responsible for leading the company’s investment strategy, treasury operations, and single-family and multifamily capital markets activities. He provides strategic direction for the balance sheet, overseeing liquidity, financing, credit risk transfer, and derivative activities as well as Fannie Mae’s portfolio of mortgage securities and loan investments. Before joining Fannie Mae, Mr. Bisso served as Global Head of J.P. Morgan’s Investment Portfolio, from
2015 to July 2023, where he managed the firm’s structural interest rate risk and deployed excess liquidity across global fixed income markets, and led management of the firm’s retirement plan and the hedging of its Mortgage Servicing
Rights.

Fannie Mae 2025 Form 10-K	168

Directors, Executive Officers and Corporate Governance | Executive Officers

Kelly Follain

Age: 50	Executive Vice President—Multifamily Joined Fannie Mae in 2025
Ms. Follain has served as Executive Vice President—Multifamily since March 2025. In this role, she is responsible for all
Multifamily business functions, including leading the teams responsible for maintaining our multifamily mortgage acquisition and servicing standards, providing liquidity to the multifamily mortgage market, and facilitating access to quality affordable rental housing across America. Ms. Follain is a strategic leader with more than 25 years of experience in commercial real estate lending and expertise in agency financing, multifamily real estate, and CMBS lending, including underwriting, credit, loan structuring, and securitization. Prior to joining Fannie Mae, she was at PGIM Real
Estate, serving as Head of Agency Lending, from 2024 to March 2025, where she was responsible for establishing and executing vision and long-term strategy for Agency Business and expanding PGIM’s leadership in Multifamily lending, and setting objectives and key measures of success to meet financial goals. She also served as PGIM’s Chief
Operating Officer of Agency Lending, from 2019 to 2024, with responsibility for executing business strategy and oversight of operations for Fannie Mae, Freddie Mac, Affordable Housing, and FHA multifamily and healthcare loans, and as PGIM’s Chief Underwriting Officer of Agency Lending. Ms. Follain previously served as a Vice President for
Underwriting and Credit at Freddie Mac and held management and underwriting positions within Wells Fargo’s
Commercial Mortgage Origination division.

Chryssa C. Halley

Age: 59	Executive Vice President and CFO Joined Fannie Mae in 2006
Ms. Halley has served as Executive Vice President and CFO since November 2021. In this role, she is responsible for our financial management as well as modeling and corporate strategy. Previously, Ms. Halley served as Fannie Mae’s
Senior Vice President and Controller, from 2017 to 2021. Since joining Fannie Mae in 2006, she has held a variety of positions, including Senior Vice President and Deputy Controller; Vice President and Assistant Controller for Capital
Markets and Operations; Vice President for Tax, Debt and Derivatives, and Securities Accounting; and Vice President
for Corporate Tax.

Michael McCarthy

Age: 45	Senior Vice President and General Counsel Joined Fannie Mae in 2025
Mr. McCarthy has served as Fannie Mae’s General Counsel since December 2025. He has served as an Officer in the
U.S. Navy on active and reserve duty for more than 22 years. Before joining Fannie Mae, Mr. McCarthy served at the
Department of Justice, from 2015 to 2025, in the Fraud Section and at the U.S. Attorney's Office for the District of
Columbia, where he led dozens of high-profile, domestic, and international criminal investigations into individual and corporate fraud, government procurement fraud, corruption, and other complex financial crimes. Prior to joining the

Fannie Mae 2025 Form 10-K	169

Directors, Executive Officers and Corporate Governance | Executive Officers
Justice Department, Mr. McCarthy began his career in private practice at an international law firm and also worked at a major defense contractor.

Anthony Moon

Age: 61	Executive Vice President, Chief Risk Officer and Head of Safety and Soundness Joined Fannie Mae in 2022
Mr. Moon has served as Fannie Mae’s Executive Vice President, Chief Risk Officer since December 2022 and Head of
Safety and Soundness since November 2025. He is responsible for our Corporate Risk & Compliance division, which oversees the company’s governance and strategy for global risk management, including establishing our overarching risk governance framework as well as risk appetite. Mr. Moon has over 30 years of experience in financial services and over 25 years of experience in risk management. Mr. Moon previously served as chief risk officer for Wealth
Management and the Morgan Stanley Private Bank at Morgan Stanley, from 2015 to December 2022. In that role, he was responsible for risk management oversight for market, credit, operational, liquidity, model, and strategic risks. He previously held risk leadership positions at GE Capital, Bank of Tokyo-Mitsubishi, and Bankers Trust. Mr. Moon also serves as a Board Member for the Cortland College Foundation.

John Roscoe

Age: 41	Co-President Joined Fannie Mae in 2025
Mr. Roscoe has served as Fannie Mae’s Co-President since October 2025. As Co-President, he oversees operational strategy, development and execution; oversees Communications, Marketing, and Community and Partner Engagement;
and serves as the lead liaison with FHFA. Mr. Roscoe served as Executive Vice President and Head of Operations and
Public Relations from April 2025 to October 2025, overseeing our communications and regulatory affairs, and leading key initiatives focused on core business growth. Mr. Roscoe is a strategic leader who has extensive experience advising and running organizations in the private sector and federal government, with deep expertise in the housing finance arena. Prior to joining Fannie Mae, Mr. Roscoe was Principal and CEO of North Star Navigators, from 2021 to March
2025, where he advised senior executives on commercial strategy and regulatory policy. He served as Chief of Staff at
FHFA from 2019 to 2021, where he oversaw operations and managed high-level initiatives and engagement with mortgage market companies, industry stakeholders, and federal agencies. Mr. Roscoe served at The White House as
Special Assistant to the President from 2017 to 2019, leading the federal executive search and selection process for top financial, housing, and regulatory appointments.

Jacob (“Jake”) Williamson

Age: 46	Executive Vice President—Single-Family Joined Fannie Mae in 2006
Mr. Williamson has served as Executive Vice President—Single-Family since December 2025, after serving as Acting
Head of Single-Family from October to December 2025. He is responsible for our single-family business functions,

Fannie Mae 2025 Form 10-K	170

Directors, Executive Officers and Corporate Governance | Executive Officers
including leading the teams responsible for maintaining our single-family mortgage acquisition and servicing standards, providing liquidity to the single-family mortgage market, and facilitating access to homeownership across America. Mr.
Williamson joined Fannie Mae in 2006 and has served in various other leadership roles at Fannie Mae, most recently as
Senior Vice President for Single-Family Collateral Risk, Loan Quality and Operational Risk Management, from 2021 to
October 2025. In this role, Mr. Williamson oversaw all end-to-end collateral, loan quality, and servicing capabilities, including front-end collateral policies, property valuation risk management, servicing, insurance and title policies, and loan quality control for credit and collateral. He also managed condominium standards, servicer oversight and REO disposition. Earlier, Mr. Williamson was Vice President—Single-Family Collateral Risk Management, overseeing foreclosure and REO functions. He also held roles in REO Fulfillment and Operational Analysis, and REO Sales. Before
joining Fannie Mae, Mr. Williamson was a Quantitative Analyst at the mortgage lending subsidiary of GMAC.
Item 11.  Executive Compensation
Compensation Discussion and Analysis

Named Executives for 2025
This Compensation Discussion and Analysis focuses on our compensation decisions and arrangements for 2025 relating to the following executive officers, whom we refer to as our “named executives”:
•Peter Akwaboah Acting CEO, and Executive Vice President and COO
•Priscilla AlmodovarFormer President and CEO
•Chryssa HalleyExecutive Vice President and CFO
•Erik BissoExecutive Vice President, Chief Investment Officer, and Head of Treasury and Capital
Markets
•Kelly FollainExecutive Vice President—Multifamily
•Anthony MoonExecutive Vice President, Chief Risk Officer and Head of Safety and Soundness
•Malloy EvansFormer Executive Vice President—Single-Family
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
Compensation for our CEO role is limited by statute while we are in conservatorship or receivership. This limit applied to
Ms. Almodovar, our former CEO, during 2025. Mr. Akwaboah, who became our Acting CEO in October 2025 upon Ms.
Almodovar’s departure, has served as our COO since 2024 and continues to be compensated for his COO role. Our
2025 compensation arrangements with our named executives other than Ms. Almodovar, which we refer to as the “2025 executive compensation program,” were developed by FHFA in consultation with Treasury. These named executives receive two principal elements of compensation: base salary, which is paid throughout the year, and deferred salary, which is paid after a deferral period. There are two components to deferred salary: (1) a fixed portion that is generally subject to reduction if an executive leaves the company within one year following the end of the performance year, unless they have met specified age and years of service requirements; and (2) an at-risk portion that is subject to reduction based on corporate and individual performance. Named executives do not receive bonuses or any form of equity compensation.
Under the leadership of our executives, including our named executives, in 2025 we provided $409.3 billion in liquidity to the market, earned $14.4 billion in net income, increased our net worth as of December 31, 2025 to $109.0 billion, and managed our $4.1 trillion guaranty book of business. Our 2025 goals included a set of corporate performance goals for 2025 set by FHFA as our conservator, which we refer to as the 2025 scorecard, and a set of goals established by our
Board of Directors, which we refer to as the 2025 Board of Directors’ goals. We discuss our performance against these goals in “Assessment of Corporate Performance against 2025 Scorecard” and “Assessment of Corporate Performance
against 2025 Board of Directors’ Goals.”

Fannie Mae 2025 Form 10-K	171

Executive Compensation | Compensation Discussion and Analysis
Overview of 2025 Executive Compensation Program
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
Restrictions on Executive Compensation
Our executive compensation program and policies are significantly affected by requirements that apply to us as a result of applicable legislation, our senior preferred stock purchase agreement with Treasury, and conservatorship.
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
◦Our policies and procedures must include penalties for executive officers and certain other covered employees who are found to have engaged in specified restricted activity, including the clawback of compensation in appropriate circumstances to the extent permitted by law.

Fannie Mae 2025 Form 10-K	172

Executive Compensation | Compensation Discussion and Analysis
◦We may target any percentile of appropriate market data for executive compensation, provided there is a reasoned basis and FHFA determines the compensation is reasonable and comparable with compensation for employment in other similar businesses. See “Peer Group and Role of Benchmark
Data.”
◦As directed by FHFA, we are required to apply a 20% discount to benchmarking data for the roles of
CFO, COO and President.
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
Compensation for our CEO Role
Mr. Akwaboah, who has served as our Acting CEO since October 2025 in addition to his ongoing role as COO, received the compensation elements of the 2025 executive compensation program discussed below. Mr. Akwaboah is compensated for his role as our COO and does not receive additional compensation for serving as our Acting CEO.
Our 2025 executive compensation program did not apply to our former President and CEO, Ms. Almodovar, because compensation for our CEO role is limited by statute. Direct compensation for our CEO role consists solely of a base salary at an annual rate of $600,000 and has been limited to this amount for our CEO role since the enactment of the
Equity in Government Compensation Act of 2015. For purposes of this disclosure, “direct compensation” includes salary and other cash compensation, but excludes health and welfare, retirement, relocation, secure transportation, and other benefits. Ms. Almodovar did not receive any additional compensation for serving as President.
Total direct compensation for our CEO role is significantly below the market median for 2024 CEO compensation at comparable businesses. See “Risk Factors—GSE and Conservatorship Risk” for a discussion of the risks associated with executive retention and succession planning.

Fannie Mae 2025 Form 10-K	173

Executive Compensation | Compensation Discussion and Analysis
Elements of 2025 Executive Compensation Program
Direct Compensation
The table below summarizes the principal elements, objectives and key features of our 2025 executive compensation program. All elements of our named executives’ direct compensation are paid in cash.

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
second year after it is
earned for at-risk deferred
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
Equal to 30% of each named executive’s total
target direct compensation. Half of at-risk deferred
salary was subject to reduction based on corporate
performance against the 2025 scorecard. The
remaining half of at-risk deferred salary was subject
to reduction based on individual performance,
taking into account corporate performance against
the 2025 Board of Directors’ goals.
There is no potential for at-risk deferred salary to
be paid out at greater than 100% of target.

Fannie Mae 2025 Form 10-K	174

Executive Compensation | Compensation Discussion and Analysis
Employee Benefits
Our employee benefits serve as an important tool in attracting and retaining senior executives. We describe the employee benefits available in 2025 to our named executives, including our President and CEO, in the table below. We
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
Non-qualified Deferred Compensation (“Supplemental Retirement Savings Plan”)
The Supplemental Retirement Savings Plan is an
unfunded, non-tax-qualified defined contribution
plan. The plan supplements our Retirement Savings
Plan by providing benefits to participants whose
annual eligible earnings exceed the Internal
Revenue Service’s (“IRS”) limit on eligible
compensation for 401(k) plans.
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
Mr. Akwaboah, who joined Fannie Mae in May 2024, received a sign-on award payable in two installments. Mr.
Akwaboah received the first installment of $1,250,000 in 2024, and a second and final installment of $1,177,000 in May
2025. Ms. Follain, who joined Fannie Mae in March 2025, received a sign-on award of $1,600,000 that was paid in two installments during 2025. The first installment of $1,000,000 was paid shortly after Ms. Follain joined the company, and a second and final installment of $600,000 was paid in December 2025. Each installment paid to Mr. Akwaboah and the first installment paid to Ms. Follain are subject to repayment if, within one year after payment, the recipient resigns or their employment with Fannie Mae is terminated involuntarily due to their misconduct. Ms. Follain’s second installment remains subject to repayment for the same reasons through April 2027.
Secure Transportation Services
For their safety, we provided Mr. Akwaboah and Ms. Almodovar with the services of a car and executive protection driver for local commuting and related travel pursuant to the recommendation of a third-party security study.
Severance Agreements and Agreements in Connection with Executive Departures
We have not entered into agreements with any of our current employees who are named executives that entitle them to severance benefits. For Ms. Almodovar and Mr. Evans, whose employment terminated in 2025, we entered into agreements for certain payments and benefits in exchange for a release of claims. These agreements, as well as information on earned but unpaid deferred salary (and related interest) that we may pay to our named executives in certain circumstances following termination of employment, are described in “Compensation Tables and Other
Information—Potential Payments Upon Termination or Change-in-Control.”

Fannie Mae 2025 Form 10-K	175

Executive Compensation | Compensation Discussion and Analysis
2025 Compensation Actions
The table below displays the 2025 direct compensation targets for each of our named executives who were our employees as of December 31, 2025, compared to the actual amounts that will be paid to them based on the assessments and determinations made by FHFA, the Compensation and Human Capital Committee, and the Board of
Directors. This table is presented on a different basis from, and is not intended to replace, the Summary Compensation
Table required under applicable SEC rules, which is included in “Compensation Tables and Other Information—
Summary Compensation Table” and includes additional forms of compensation not included in the table below.

Summary of 2025 Compensation Actions
			2025 Corporate Performance- Based At-Risk Deferred Salary		2025 Individual Performance- Based At-Risk Deferred Salary		Total
Name and Principal Position	2025 Base Salary	2025 Fixed Deferred Salary	Target	Actual % of Target	Target	Actual % of Target	Target	Actual
Peter Akwaboah(1)(2)	$600,000	$2,082,534	$574,829	82%	$574,829	97%	$3,832,192	$3,711,478.41
Acting CEO, and EVP and COO
Chryssa Halley(1)	600,000	2,069,110	571,952	82	571,952	97	3,813,014	3,692,904
EVP and CFO
Erik Bisso(2)	415,385	1,414,726	392,979	82	392,980	97	2,616,070	2,533,545
EVP, Chief Investment Officer, and Head of Treasury and Capital Markets
Kelly Follain(2)	461,539	810,233	273,308	82	273,308	97	1,818,388	1,760,994
EVP—Multifamily
Anthony Moon(1)	573,462	1,473,863	438,781	82	438,781	97	2,924,887	2,832,743
EVP, Chief Risk Officer and Head of Safety and Soundness
(1)Amounts shown reflect compensation levels in effect during 2025 for Mr. Akwaboah, Ms. Halley, and Mr. Moon, prorated as appropriate;
these levels include increases approved during 2025 by the Board of Directors and by FHFA to better align their compensation with the relevant market. For Mr. Akwaboah, the benchmark considers his responsibilities as COO but not his role as Acting CEO. Mr. Akwaboah’s total annual direct compensation target increased to $4,250,000, consisting of base salary of $600,000, fixed deferred salary of $2,375,000 and at-risk deferred salary of $1,275,000. Ms. Halley’s total annual direct compensation target increased to $4,250,000, consisting of base salary of $600,000, fixed deferred salary of $2,375,000 and at-risk deferred salary of $1,275,000. Mr. Moon’s total annual direct compensation target increased to $3,100,000, consisting of base salary of $600,000, fixed deferred salary of $1,570,000 and at-risk deferred salary of $930,000.
(2)This table excludes the sign-on award amounts Mr. Akwaboah and Ms. Follain received in 2025, which are discussed in “Elements of 2025
Executive Compensation—Sign-on Awards and Relocation Benefits.” It also excludes amounts Mr. Bisso received for services he provided as a consultant prior to becoming an employee, which are reflected in “All Other Compensation” in the “Summary Compensation Table.”
Assessment of Corporate Performance against 2025 Scorecard
Overview
FHFA’s 2025 scorecard is a set of corporate performance objectives for 2025 designed to support two overarching goals: promoting access to affordable housing and operating the business in a safe and sound manner. Half of 2025 at-
risk deferred salary, or 15% of overall 2025 total target direct compensation, for each named executive other than Ms.
Almodovar was subject to reduction based on FHFA’s assessment in its discretion of our performance against the 2025 scorecard and related objectives.
Over the course of the year, FHFA communicated shifts in its expectations and priorities for our objectives and targets, with input from management.
FHFA further established that our performance would be assessed based on the following criteria:
•Our products and programs foster liquid, competitive, efficient, and resilient housing finance markets that support affordable access to homeownership and rental housing.
•We conduct business in a safe and sound manner.

Fannie Mae 2025 Form 10-K	176

Executive Compensation | Compensation Discussion and Analysis
•We meet expectations under all FHFA requirements, including those pertaining to capital, liquidity, and credit risk transfer.
•We continue to manage operations while in conservatorship in a manner that preserves and conserves assets through the prudent stewardship of resources.
•We cooperate and collaborate with FHFA in developing plans, policies, and activities that align with the conservator’s priorities and guidance.
•We deliver work products that are high quality, thorough, creative, effective, and timely, while considering their effects on homeowners, multifamily property owners, renters, Fannie Mae and Freddie Mac, the industry, the secondary mortgage market, and other stakeholders.
•We maintain compliance with applicable laws and regulations.
FHFA Assessment
We provided updates to and maintained a dialogue with FHFA throughout 2025 on our performance against the 2025 scorecard. In February 2026, FHFA reviewed and assessed our performance against the 2025 scorecard. In its assessment of our performance, the factors FHFA considered included our performance against the qualitative assessment criteria identified above as well as the 2025 scorecard and related objectives. FHFA determined that we completed or substantially completed our efforts to advance the projects supporting the objectives, while noting concerns with our performance in completing some of them. FHFA determined that the portion of 2025 at-risk deferred salary for senior executives that is based on corporate performance would be paid at 82% of target.
Assessment of Corporate Performance against 2025 Board of Directors’ Goals
In July 2025, our reconstituted Board of Directors replaced previously established goals with the 2025 Board of
Directors’ goals set out in the table below to reflect changes in priorities. Performance against these goals was a factor the Board of Directors took into account in determining the individual performance-based component of 2025 at-risk deferred salary.
The Compensation and Human Capital Committee and the full Board of Directors reviewed our performance in both
December 2025 and January 2026. In connection with these reviews, the Committee considered reporting from management that assessed the company’s performance against the Board of Directors’ goals. Information in this reporting was reviewed for reasonableness by our Internal Audit group. The Compensation and Human Capital
Committee discussed Fannie Mae’s 2025 performance with the full Board, including the Chairs of the Audit Committee and the Risk Policy and Capital Committee. The Board of Directors and the Compensation and Human Capital
Committee did not assign any relative weight to the Board of Directors’ goals and used their judgment in determining the overall level of company performance.
The Compensation and Human Capital Committee was of the view that, despite headwinds generated by macroeconomic and market-driven conditions, management navigated these challenges well and delivered overall strong results in 2025. Management delivered significant and durable cost reductions that exceeded targets and effectively managed headcount by both accelerating reductions in force intended to modernize and upgrade its workforce while simultaneously limiting voluntary attrition. Management also outperformed against metrics relating to the safety and soundness Board of Directors’ goal and advanced critical technology and data capability initiatives. The
Compensation and Human Capital Committee noted that Fannie Mae’s performance against the returns measure of its financial results Board goal fell below target and gave this shortfall due consideration in its performance assessment.
On balance, the Compensation and Human Capital Committee recommended, and the Board approved, a 2025 corporate performance percentage of 97% in recognition of management’s overall execution against the Board of
Directors’ goals, viewed holistically. In January 2026, the Compensation and Human Capital Committee provided FHFA its comprehensive and final assessment of corporate performance against the 2025 Board of Directors’ goals.

Fannie Mae 2025 Form 10-K	177

Executive Compensation | Compensation Discussion and Analysis
The table below sets forth our 2025 Board of Directors’ goals and a summary of the Compensation and Human Capital
Committee’s assessment of our achievement against these goals.

Board of Directors’ Goals
Goals	Assessment
Financial Results: •Returns •Guaranty fee revenue
The goal was assessed as partially achieved.
Performance against a pro forma measure of return on equity that assumes the company was fully capitalized fell below target, partly as a result of macroeconomic and market-driven factors. Fannie Mae’s guaranty fee revenue exceeded target.

Managing Costs •Cost savings •Expense ratio •Workforce reductions	The goal was assessed as achieved. Fannie Mae achieved cost savings, improved against a direct expense ratio measure, and met workforce reduction targets.
Talent •Voluntary attrition •Attracting talent	The goal was assessed as achieved. Fannie Mae maintained a voluntary attrition rate below and offer acceptance rate above targeted levels.
Safety & Soundness •Risk limits •Cybersecurity	The goal was assessed as achieved. Fannie Mae adhered to Board-approved risk limits and kept cyber and data losses below target risk levels.
Statutory Mission •Housing Goals •Duty to Serve
The goal was assessed as substantially achieved.
At the time of the assessment, we believed Fannie Mae met or exceeded benchmark levels for all of its 2025 single-family and multifamily housing goals except one, which was impacted by delays relating to the government shutdown.(1) We believe Fannie
Mae also met its 2025 Duty-to-Serve obligations.
FHFA will make the final determinations later this year on whether the company has met its 2025 housing goals and Duty-to-Serve obligations.

High Priority Initiatives	The goal was assessed as achieved. Fannie Mae delivered value through accomplishments relating to its highest priority initiatives.
(1) Based on information available after the Compensation and Human Capital Committee completed its assessment, Fannie Mae believes the company met or exceeded benchmark levels for all of its 2025 housing goals.
Assessment of 2025 Individual Performance
For each named executive eligible to receive at-risk deferred salary, half of 2025 at-risk deferred salary was subject to reduction based on individual performance, taking into account corporate performance against the 2025 Board of
Directors’ goals, as determined by the Board of Directors with FHFA’s approval.
The Board’s determinations regarding individual performance were based on the recommendation of the Compensation and Human Capital Committee. For Mr. Moon, our Executive Vice President, Chief Risk Officer, and Head of Safety and
Soundness, the Compensation and Human Capital Committee’s recommendation was made in consultation with the
Risk Policy and Capital Committee. These committees met to assess the 2025 performance of our named executives.
The committees also discussed the individual performance of our other named executives with Mr. Akwaboah. Upon recommendation from the committees, the Board of Directors determined performance and approved individual performance-based at-risk deferred salary for 2025 as shown above in “2025 Compensation Actions.” FHFA approved the performance-based at-risk deferred salary payments for the eligible named executives in February 2026.

Fannie Mae 2025 Form 10-K	178

Executive Compensation | Compensation Discussion and Analysis
In addition to the company’s performance against the 2025 Board of Directors’ goals, the Compensation and Human
Capital Committee reviewed the following individual contributions of our named executives.

Peter Akwaboah Acting CEO, and Executive Vice President and COO
•Led the company through significant change while supporting efforts to make Fannie
Mae a more investable and efficient organization without compromising operational safety and soundness
•Oversaw the transition of key leadership roles and resulting team reorganizations to help ensure continuity
•In partnership with the CFO, led company initiatives to drive cost savings across headcount, contracts, and other efficiency savings opportunities
•Reduced staff and administrative expenses in the Chief Operating Office division, which is expected to result in meaningful savings in the future

Chryssa Halley Executive Vice President and CFO
•Co-led company initiatives to drive cost savings across headcount, contracts, and other efficiency savings opportunities
•Fostered understanding across the company of the importance of returns on equity to promote business discipline and focus
•Revamped quarterly earnings presentation reporting and messaging
•Co-led with the Chief Risk Officer remediation of model governance and standards

Erik Bisso Executive Vice President, Chief Investment Officer, and Head of Treasury and Capital Markets
•Led the transformation of Fannie Mae’s Treasury and Capital Markets division, integrating treasury, capital markets, and asset portfolio management functions into a unified organization with aligned governance, shared services, and coordinated execution
•Directed the development and implementation of comprehensive interest-rate risk management, balance-sheet, and investment portfolio strategies designed to improve earnings stability, capital efficiency, and resilience across market cycles
•Expanded capital-markets execution capabilities, increasing Fannie Mae’s active participation across liquidity provision, execution, and institutional investor engagement
•Scaled programs to improve lender liquidity and market access
•Established stronger governance, risk oversight, and financial transparency by expanding the scope and granularity of division-wide risk limits and implementing enhanced portfolio and performance reporting to support company-wide decision making and accountability

Kelly Follain Executive Vice President—Multifamily
•Developed a multi-year multifamily strategy focused on actions to increase revenue and drive returns
•Prioritized product innovation and enhancements, launching a new affordable housing product tailored to evolving borrower and lender needs
•Developed and executed plan to increase LIHTC investments, which will enable the company to direct additional equity capital to underserved and rural communities, enhancing affordable housing development in areas with limited access to traditional financing
•Reorganized Multifamily division’s structure and leadership to improve alignment on strategy and mission, including successfully attracting senior talent for key multifamily roles

Fannie Mae 2025 Form 10-K	179

Executive Compensation | Compensation Discussion and Analysis

Anthony Moon Executive Vice President, Chief Risk Officer and Head of Safety and Soundness
•Co-led with the CFO remediation of model governance and standards
•Co-led with the head of Multifamily remediation for managing multifamily loan origination fraud risk and for overseeing multifamily seller/servicer counterparties
•Made significant enhancements to the company’s risk management capabilities across multiple risk types
•Adapted our risk frameworks to provide enhanced control and transparency for areas where our risk profile changed during the year

The Compensation and Human Capital Committee additionally considered the 2025 performance of Mr. Evans and determined and approved payment to him of individual performance-based at-risk deferred salary at 100% of the 97%
corporate performance percentage against the 2025 Board of Directors’ goals.
Other Executive Compensation Considerations
Role of Compensation Consultants
The Compensation and Human Capital Committee’s independent compensation consultant is Frederic W. Cook & Co.,
Inc. (“FW Cook”). Management’s outside compensation consultant is McLagan, a business unit of Aon plc (“McLagan”).
For 2025, consultants from FW Cook attended meetings and advised the Compensation and Human Capital Committee and the Board of Directors on various executive compensation matters, including:
•preparing analyses of compensation for our CFO and for our Former CEO and President positions in comparison to comparable positions at companies in our peer group, based on information in proxy statements and other reports filed by those companies with the SEC;
•reviewing McLagan’s analysis of market compensation data for select senior management positions;
•reviewing various management proposals relating to compensation levels;
•reviewing our risk assessment of our 2025 compensation program;
•assisting the Compensation and Human Capital Committee in its evaluation of our performance against the
2025 Board of Directors’ goals;
•informing the Compensation and Human Capital Committee of regulatory updates and market trends in compensation and benefits; and
•assisting with the preparation of executive compensation disclosure in our Annual Report on Form 10-K.
For 2025, consultants from McLagan attended meetings as needed and advised management and the Compensation and Human Capital Committee on various compensation and human resources matters, including:
•providing guidance and feedback on our 2025 executive compensation program;
•providing market compensation data for senior management positions leveraging the peer group;
•providing supplemental benchmark information to support Fannie Mae in meeting FHFA directions for compensation actions;
•advising on the protocol regarding benchmarking for executives;
•advising on market trends, competitive pay levels and various compensation proposals for new hires and promotions; and
•reviewing market data and trends, and providing Compensation and Human Capital Committee members with an opportunity to ask questions and discuss implications of trends on Fannie Mae.
Compensation Consultant Independence Assessment
Pursuant to SEC and NYSE rules, the Compensation and Human Capital Committee assessed the independence of
FW Cook and McLagan, most recently in November 2025. Based on its assessments, the Compensation and Human
Capital Committee determined that FW Cook is independent from Fannie Mae management and has no conflicts of interest.
Because McLagan was retained by and provides services to management, it is not an independent advisor. McLagan’s work raises no material conflicts of interest, and we believe any conflict of interest raised by McLagan’s retention and provision of services to management as well as to the Compensation and Human Capital Committee is addressed by

Fannie Mae 2025 Form 10-K	180

Executive Compensation | Compensation Discussion and Analysis
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
Finding comparable companies for benchmarking executive compensation is challenging due to our unique business, structure and mission, and the large size of our book of business compared to other financial services companies. We believe the only directly comparable company to us is Freddie Mac. At FHFA’s request, we and Freddie Mac use the same peer group to provide consistency in the market data used for compensation decisions, and the same benchmarking approach. We benchmark against compensation for roles involving similar duties and responsibilities at companies in a primary peer group. We use all the relevant data points that result from this benchmarking. If the primary peer group does not yield at least nine data points for a particular role, we include data for the companies in a secondary peer group and, if needed, market data from other similar companies. For roles other than the CFO and
COO, FHFA may pre-approve the use of market data from companies in our secondary peer group on a case-by-case basis even when nine data points have been obtained from the primary peer group. For the roles of CFO, COO and
President, we are required to apply a 20% discount to the benchmarking data.
Factors relevant to the selection of our peer group companies included their status as U.S. public companies, the industry in which they operate and the size of their assets and employee population relative to ours. Our primary peer group consists of the following companies in the regional banking, diversified banking, consumer finance, insurance,
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
In May 2025, Capital One Financial Corporation completed its acquisition of Discover Financial Services. This did not impact 2025 compensation benchmarking.
Our secondary peer group consists of four large money center banks:

•	Bank of America Corporation	•	JPMorgan Chase & Co.
•	Citigroup Inc.	•	Wells Fargo & Company
The Compensation and Human Capital Committee or the Chair of the Board of Directors reviewed compensation benchmarking data for Mr. Bisso and Ms. Follain in connection with their appointments in early 2025 and for our other named executives in late 2024. Benchmarking for Mr. Akwaboah, Ms. Halley and Mr. Moon was reviewed again during
2025 in connection with increases in their compensation. The named executives’ total target direct compensation was compared with compensation for comparable positions, when available, at companies in our primary or secondary peer group, as applicable. To best reflect their roles, for Mr. Evans we included compensation information from companies in our secondary peer group even though we obtained data from nine companies in the primary peer group, and for Mr.
Bisso we included companies from our primary and secondary peer groups, as well as large investment management companies.

Fannie Mae 2025 Form 10-K	181

Executive Compensation | Compensation Discussion and Analysis
Compensation Recoupment Policies
Compensation Recoupment Policy
A portion of our executive officers’ compensation is subject to forfeiture or repayment upon the occurrence of specified events. We provide a summary of these repayment provisions, also known as “clawback” provisions, in the table below.
Because Ms. Almodovar did not receive deferred salary or incentive payments, the provisions in the table below do not apply to her compensation. The full text of our repayment provisions is provided in Exhibit 10.1 to this report.

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
Clawback Provision under Confidentiality and Proprietary Rights Agreement
In addition to the compensation recoupment policy described above, the named executives’ at-risk deferred salary is subject to a compensation clawback provision pursuant to a Confidentiality and Proprietary Rights Agreement (the
“Agreement”) and related Covered Employee External Employment Activities Standard (the “Standard”). All specified covered employees, including the named executives, are required to enter into the Agreement and are subject to the
Standard. Ms. Almodovar did not receive the at-risk deferred salary that is subject to the clawback provision.
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

Fannie Mae 2025 Form 10-K	182

Executive Compensation | Compensation Discussion and Analysis
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
The full text of the company’s Confidentiality and Proprietary Rights Agreement is provided in Exhibit 10.21 to this report and the form of the statement that covered employees are required to sign is provided in Exhibit 10.22 to this report.
Policies Related to Stock Ownership and the Timing of Option Awards
We ceased paying new stock-based compensation to our executives after entering into conservatorship in September
2008, and our Board of Directors eliminated our stock ownership requirements in 2009. Because we do not issue stock-
based compensation, we do not have a specific policy regarding the timing of option awards.
Compensation Committee Report

The Compensation and Human Capital Committee of the Board of Directors of Fannie Mae has reviewed and discussed with management the Compensation Discussion and Analysis included in this Annual Report on Form 10-K. Based on such review and discussions, the Compensation and Human Capital Committee has recommended to the Board of
Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Compensation and Human Capital Committee:

Michael Stucky, Chair Barry Habib Clinton Jones Scott Stowell

Fannie Mae 2025 Form 10-K	183

Executive Compensation | Compensation Risk Assessment
Compensation Risk Assessment

Our Corporate Risk & Compliance division conducted a risk assessment of our 2025 employee compensation policies and practices. In conducting this risk assessment, the division reviewed the following, among other things:
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
The division also assessed whether mitigating factors existed that would reduce the opportunity for inappropriate risk-
taking driven by our compensation policies and practices. The risk assessment of the company’s 2025 compensation policies and practices was shared with the Compensation and Human Capital Committee.
Based on the risk assessment, management concluded that our 2025 employee compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on the company. The following factors contributed to this conclusion:
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
•our 2025 performance goals are neither designed nor intended to incentivize employees to engage in activities contrary to our Code of Conduct and risk appetite;
•our Board risk limits, which inhibit excessive risk taking, allow for transparency and action when the limits are exceeded; the Board risk limits define the maximum amount of risk the company is willing to take in pursuit of its objectives, and the company regularly monitors, reports and escalates limit levels and the actions that may be taken to manage to risk limits; and
•informed decisions on compensation that include performance assessments, taking into account company performance. Our performance evaluation process for primary business units does not vary, and performance goals are not solely based on profitability. We also do not prescribe incentives that are based solely on an employee’s accomplishment of a single task or performance goal; nor do we have a performance horizon longer than one year, and we do not include incentives with long- or short-term growth potential such as stock.
Management stated in its risk assessment that the cap on our CEO compensation under the Equity in Government
Compensation Act of 2015 continues to be a risk factor for the company. See “Risk Factors—GSE and Conservatorship
Risk” for a discussion of the challenges and risks posed by limitations on our executive and employee compensation.

Fannie Mae 2025 Form 10-K	184

Executive Compensation | Compensation Tables and Other Information
Compensation Tables and Other Information

Summary Compensation Table
The following table shows summary compensation information for the named executives for 2025, 2024, and 2023.

Summary Compensation Table
		Salary
Name and Principal Position	Year	Base Salary(1)	Fixed Deferred Salary (Service- Based)(2)	Bonus(3)	Non-Equity Incentive Plan Compensation(4)	All Other Compensation(5)	Total
Peter Akwaboah	2025	$600,000	$2,082,534	$1,177,000.00	$1,071,748	$120,856	$5,052,138
Acting CEO, and EVP and COO	2024	369,231	1,246,154	1,250,000	667,432	116,515	3,649,332

Priscilla Almodovar	2025	533,077	—	—	—	1,395,996	1,929,073
Former President and CEO	2024	600,000	—	—	—	115,307	715,307
	2023	600,000	—	—	—	94,467	694,467

Chryssa Halley	2025	600,000	2,069,110	—	1,066,384	139,037	3,874,531
EVP and CFO	2024	600,000	1,722,115	—	959,432	136,630	3,418,177
	2023	592,308	1,486,154	—	890,922	112,533	3,081,917

Erik Bisso	2025	415,385	1,414,726	—	732,697	1,148,729	3,711,537
EVP, Chief Investment Officer and Head of Treasury and Capital Markets

Kelly Follain	2025	461,539	810,233	1,600,000	509,574	53,776	3,435,122
EVP—Multifamily

Anthony Moon	2025	573,462	1,473,863	—	818,091	121,702	2,987,118
EVP, Chief Risk Officer and Head of Safety and	2024	564,615	1,460,000	525,000	836,514	111,045	3,497,174
Soundness	2023	500,000	1,460,000	1,575,000	840,144	65,551	4,440,695

Malloy Evans	2025	525,385	1,500,274	—	793,801	1,327,078	4,146,538
Former EVP—Single- Family	2024	600,000	1,648,077	—	928,843	129,594	3,306,514
	2023	592,308	1,486,154	—	890,922	108,394	3,077,778
(1)Consists of base salary paid during the year on a biweekly basis.
(2)Consists of the fixed, service-based portion of deferred salary. Unlike at-risk deferred salary, which is shown in the
“Non-Equity Incentive Plan Compensation” column, the fixed deferred salary shown in this column for 2025 generally will be paid in installments in March, June, September and December of 2026. Deferred salary accrues interest at one-half of the one-year Treasury Bill rate in effect on the last business day preceding the year in which the deferred salary is earned. For deferred salary earned in 2025, this rate is 2.080% per year. For deferred salary earned in 2024 and 2023, this rate was 2.395% and 2.365% per year, respectively. Interest payable on the named executives’ fixed deferred salary earned in a given year is shown in the “All Other Compensation” column for that year. Fixed deferred salary shown for 2024 was paid to our named executives during 2025, and fixed deferred salary shown for 2023 was paid to our named executives during 2024.

Fannie Mae 2025 Form 10-K	185

Executive Compensation | Compensation Tables and Other Information
(3)Consists of payments pursuant to sign-on awards Mr. Akwaboah and Ms. Follain received when they joined Fannie
Mae. These awards do not constitute bonuses under the STOCK Act as defined by FHFA. See “Compensation
Discussion and Analysis—Elements of 2025 Executive Compensation—Sign-on Awards and Relocation Benefits ”
for more information on the terms of these awards.
(4)Consists of the performance-based at-risk portion of deferred salary earned during the year and interest payable on that deferred salary. At-risk deferred salary is generally paid in installments in March, June, September and
December of the second year after the performance year (so in 2027 for deferred salary earned during 2025). The table below provides more detail on the 2025 at-risk deferred salary awarded to our named executives.

Performance-Based At-Risk Deferred Salary
Name	2025 Corporate Performance-Based At-Risk Deferred Salary	2025 Individual Performance-Based At-Risk Deferred Salary	Interest Payable on 2025 At-Risk Deferred Salary	Total
Peter Akwaboah	$471,360	$557,584	$42,804	$1,071,748
Priscilla Almodovar	—	—	—	—
Chryssa Halley	469,001	554,793	42,590	1,066,384
Erik Bisso	322,243	381,191	29,263	732,697
Kelly Follain	224,113	265,109	20,352	509,574
Anthony Moon	359,800	425,618	32,673	818,091
Malloy Evans	349,117	412,981	31,703	793,801
(5)The table below provides more detail on the amounts reported for 2025 in the “All Other Compensation” column.

All Other Compensation for 2025
Name	Company Contributions to Retirement Savings (401(k)) Plan	Company Credits to Supplemental Retirement Savings Plan	Interest Payable on 2025 Fixed Deferred Salary	Secure Transportation Services	Other	Total
Peter Akwaboah	$28,000	$49,539	$43,317	$—	$—	$120,856
Priscilla Almodovar	28,000	11,323	—	153,645	1,203,028	1,395,996
Chryssa Halley	28,000	68,000	43,037	—	—	139,037
Erik Bisso	28,000	5,231	29,426	—	1,086,072	1,148,729
Kelly Follain	28,000	8,923	16,853	—	—	53,776
Anthony Moon	28,000	63,046	30,656	—	—	121,702
Malloy Evans	28,000	59,508	31,206	—	1,208,364	1,327,078
See “Pension Benefits” for the vesting provisions for company contributions to the Retirement Savings Plan and
“Nonqualified Deferred Compensation” for the vesting provisions for company credits to the Supplemental
Retirement Savings Plan.
Amounts shown for secure transportation services represent our aggregate incremental costs in providing the services of a car and executive protection driver to enhance Ms. Almodovar’s safety and security, pursuant to the recommendation of a third-party security study. Some of these trips were provided by Fannie Mae security employees in a Fannie Mae vehicle maintained for business-related transportation. Accordingly, we calculated our incremental costs of providing secure transportation services based on (1) fuel costs incurred for trips in our vehicle and (2) the costs incurred to retain the services of an executive security travel vendor for services not provided by
Fannie Mae personnel. The costs of these services are being reported as “All Other Compensation” as required by
SEC disclosure rules. We also made internet security services available to individuals designated by Ms. Almodovar, for which we incurred no incremental cost.
Amounts shown in “Other” for Ms. Almodovar and Mr. Evans include cash payments of $1,200,000 that each of them received in connection with their departure from Fannie Mae. The amount shown for Mr. Bisso reflects compensation for services he provided as a consultant prior to becoming an employee.

Fannie Mae 2025 Form 10-K	186

Executive Compensation | Compensation Tables and Other Information
Plan-Based Awards
The following table shows the annual at-risk deferred salary targets for each of the named executives for 2025. The terms of 2025 at-risk deferred salary are described in “Compensation Discussion and Analysis—Elements of 2025
Executive Compensation—Direct Compensation.” Deferred salary amounts shown represent only the target performance-based at-risk portion of the named executives’ 2025 deferred salary.

Grants of Plan-Based Awards in 2025
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)
Name	Award Type	Threshold	Target	Maximum
Peter Akwaboah	At-risk deferred salary—Corporate	$—	$574,829	$574,829
	At-risk deferred salary—Individual	—	574,829	574,829
	Total at-risk deferred salary	—	1,149,658	1,149,658
Priscilla Almodovar	At-risk deferred salary—Corporate	—	—	—
	At-risk deferred salary—Individual	—	—	—
	Total at-risk deferred salary	—	—	—
Chryssa Halley	At-risk deferred salary—Corporate	—	571,952	571,952
	At-risk deferred salary—Individual	—	571,952	571,952
	Total at-risk deferred salary	—	1,143,904	1,143,904
Erik Bisso	At-risk deferred salary—Corporate	—	392,979	392,979
	At-risk deferred salary—Individual	—	392,980	392,980
	Total at-risk deferred salary	—	785,959	785,959
Kelly Follain	At-risk deferred salary—Corporate	—	273,308	273,308
	At-risk deferred salary—Individual	—	273,308	273,308
	Total at-risk deferred salary	—	546,616	546,616
Anthony Moon	At-risk deferred salary—Corporate	—	438,781	438,781
	At-risk deferred salary—Individual	—	438,781	438,781
	Total at-risk deferred salary	—	877,562	877,562
Malloy Evans	At-risk deferred salary—Corporate	—	425,753	425,753
	At-risk deferred salary—Individual	—	425,754	425,754
	Total at-risk deferred salary	—	851,507	851,507
(1)Amounts shown are the target amounts of the performance-based at-risk portion of the named executives’ 2025 deferred salary. Half of
2025 at-risk deferred salary was subject to reduction based on corporate performance against the 2025 scorecard and half was subject to reduction based on individual performance in 2025, taking into account corporate performance against the 2025 Board of Directors’ goals.
No amounts are shown in the “Threshold” column because deferred salary does not specify a minimum amount payable. The amounts shown in the “Maximum” column are the same as the amounts shown in the “Target” column because amounts higher than the target amount of at-risk deferred salary could not be awarded. The actual amounts of the at-risk portion of deferred salary that will be paid to the named executives for 2025 performance are included in the “Non-Equity Incentive Plan Compensation” column of the “Summary
Compensation Table.”
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
We match in cash employee contributions to the plan up to 6% of base salary and eligible incentive compensation, subject to applicable IRS limits. This matching contribution is immediately vested. We also make a cash contribution to the plan equal to 2% of base salary and eligible incentive compensation, subject to applicable IRS limits. Participants are fully vested in this 2% contribution after three years of service.

Fannie Mae 2025 Form 10-K	187

Executive Compensation | Compensation Tables and Other Information
Nonqualified Deferred Compensation
Supplemental Retirement Savings Plan
We provide nonqualified deferred compensation to the named executives pursuant to our Supplemental Retirement
Savings Plan. Our Supplemental Retirement Savings Plan is an unfunded, non-tax-qualified defined contribution plan.
The Supplemental Retirement Savings Plan is intended to supplement our Retirement Savings Plan, or 401(k) plan, by providing benefits to participants whose eligible earnings exceed the IRS annual limit on eligible compensation for
401(k) plans (for 2025, the annual eligible earnings limit was $350,000).
For the 2025 plan year, we credited 8% of the eligible compensation for our named executives that exceeded the applicable IRS annual limit. Eligible compensation in any year consists of base salary plus any eligible incentive compensation (which includes deferred salary) earned for that year, up to a combined maximum of two times base salary. The 8% credit consists of two parts: (1) a 2% credit that vests after the participant has completed three years of service with us; and (2) a 6% credit that is immediately vested.
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
The table below provides information on the nonqualified deferred compensation of the named executives in 2025, all of which was provided pursuant to our Supplemental Retirement Savings Plan.

Non-Qualified Deferred Compensation for 2025
Name	Company Contributions in 2025(1)	Aggregate Earnings in 2025(2)	Aggregate Balance at December 31, 2025(3)
Peter Akwaboah	$49,539	$2,763	$54,225
Priscilla Almodovar	11,323	7,852	64,947
Chryssa Halley	68,000	160,516	1,171,498
Erik Bisso	5,231	14	5,245
Kelly Follain	8,923	67	8,990
Anthony Moon	63,046	19,500	158,373
Malloy Evans	59,508	152,438	1,149,894
(1)All amounts reported in this column are also reported as 2025 compensation in the “All Other Compensation” column of the “Summary Compensation Table.”
(2)None of the earnings reported in this column are reported as 2025 compensation in the “Summary Compensation
Table” because the earnings are neither above-market nor preferential.

Fannie Mae 2025 Form 10-K	188

Executive Compensation | Compensation Tables and Other Information
(3)Amounts reported in this column reflect company contributions to the Supplemental Retirement Savings Plan that are also reported in the “All Other Compensation” column of the “Summary Compensation Table” as follows:

Balance Amounts Reported in “All Other Compensation” in the Summary Compensation Table
Name	Amounts in Aggregate Balance Column that Represent Company Contributions Reported as Compensation for 2024 in the Summary Compensation Table	Amounts in Aggregate Balance Column that Represent Company Contributions Reported as Compensation for 2023 in the Summary Compensation Table
Peter Akwaboah	$1,938	$—
Priscilla Almodovar	20,400	21,600
Chryssa Halley	67,785	50,985
Erik Bisso	—	—
Kelly Follain	—	—
Anthony Moon	57,569	13,600
Malloy Evans	67,785	50,985
Potential Payments Upon Termination or Change-in-Control
The information below describes and quantifies certain compensation and benefits that would have become payable to each of our current named executives under our existing plans and arrangements if the named executive’s employment had terminated on December 31, 2025 under each of the circumstances described below, taking into account the named executive’s compensation and service levels as of that date. The discussion below does not reflect retirement or deferred compensation plan benefits to which our named executives may be entitled, as these benefits are described above under “Pension Benefits” and “Nonqualified Deferred Compensation.” The information below also does not generally reflect compensation and benefits available to all salaried employees upon termination of employment with us under similar circumstances. We are not obligated to provide any additional compensation to our named executives in connection with a change-in-control.
Potential Payments to Named Executives
We have not entered into agreements with any of our current employees who are named executives that entitle the executive to severance benefits. For our named executives whose employment terminated in 2025, we entered into agreements for certain payments and benefits, which are described below in “Agreements with Ms. Almodovar and Mr.
Evans.” If a named executive’s employment terminated for any reason other than for cause, the named executive would be entitled to receive a specified portion of their unpaid deferred salary that was earned in 2024 and 2025.
Below we discuss various elements of the current named executives’ compensation that would become payable in the event a named executive dies, resigns, retires, terminates employment due to long-term disability, or the company terminates their employment. We then quantify the amounts that would be paid to our current named executives in these circumstances, in each case assuming the triggering event occurred on December 31, 2025. For our named executives who departed Fannie Mae in 2025, we quantify the amounts in the case of a termination that occurred on the date of, and for the circumstances resulting in, their departure. Named executives’ deferred salary may also be subject to reduction, forfeiture, recoupment or repayment in the event of a forfeiture event under our Compensation
Recoupment Policy or a violation of our Covered Employee External Employment Activities Standard, as described in
“Compensation Discussion and Analysis—Compensation Recoupment Policies.”
•Deferred salary
◦Termination other than for cause. If a named executive is separated from employment with the company for any reason other than termination for cause, they would receive the following:
▪Fixed deferred salary. The earned but unpaid portion of their fixed deferred salary, reduced by 2% for each full or partial month by which the named executive’s termination precedes January 31 of the second year following the performance year (or, if later, the end of the twenty-fourth month following the month in which the named executive first earned deferred salary), except that the reduction will not apply if: (1) at the time of separation the named executive has reached age 62, or age 55 with ten years of service with Fannie Mae, or (2) the named executive’s employment terminates as a result of death or long-term disability. This reduction did not apply to Mr. Evans under the terms of his agreement with us, which are described below.
▪At-risk deferred salary. The earned but unpaid portion of their at-risk deferred salary, subject to reduction from the target level for corporate and individual performance for the applicable

Fannie Mae 2025 Form 10-K	189

Executive Compensation | Compensation Tables and Other Information
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
The table below shows the amounts related to deferred salary that would have become payable to each of our current named executives if their employment had terminated on December 31, 2025 for the reasons specified. No amounts are shown for Ms. Almodovar, who departed from Fannie Mae on October 22, 2025, as she did not receive deferred salary.
For Mr. Evans, the table shows amounts he will receive in the future based on his departure date of October 23, 2025, rather than the amounts he would have received if he had left the company on December 31, 2025. Additional amounts payable to Ms. Almodovar and Mr. Evans are shown in “Agreements with Ms. Almodovar and Mr. Evans.”

Fannie Mae 2025 Form 10-K	190

Executive Compensation | Compensation Tables and Other Information

Potential Deferred Salary Payments Upon Termination as of December 31, 2025
Name	2025 Fixed Deferred Salary(1)	2025 At-Risk Deferred Salary(2)	Interest on 2025 Deferred Salary(3)	Remaining Unpaid 2024 At-Risk Deferred Salary(4)		Interest on Remaining Unpaid 2024 At-Risk Deferred Salary(5)
Peter Akwaboah
Resignation, retirement, or termination without cause	$1,541,075	$1,028,944	$74,858	$636,923		$30,509
Long-term disability	2,082,534	1,149,658	91,143	636,923		30,509
Death	2,082,534	1,149,658	41,220	636,923		22,048
Termination for cause	—	—	—	—		—
Priscilla Almodovar
Resignation, retirement, or termination without cause	—	—	—	—		—
Chryssa Halley
Resignation, retirement, or termination without cause	2,069,110	1,023,794	85,627	915,576		43,856
Long-term disability	2,069,110	1,143,904	90,623	915,576		43,856
Death	2,069,110	1,143,904	41,121	915,576		35,061
Termination for cause	—	—	—	—	—	—
Erik Bisso
Resignation, retirement, or termination without cause	962,014	703,434	49,273	—		—
Long-term disability	1,414,726	785,959	62,122	—		—
Death	1,414,726	785,959	21,945	—		—
Termination for cause	—	—	—	—		—
Kelly Follain
Resignation, retirement, or termination without cause	567,163	489,222	32,149	—		—
Long-term disability	810,233	546,616	39,592	—		—
Death	810,233	546,616	14,485	—		—
Termination for cause	—	—	—	—		—
Anthony Moon
Resignation, retirement, or termination without cause	1,090,659	785,418	55,359	798,277		38,237
Long-term disability	1,473,863	877,562	67,163	798,277		38,237
Death	1,473,863	877,562	30,285	798,277		31,049
Termination for cause	—	—	—	—		—
Malloy Evans
Resignation, retirement, or termination without cause	1,500,274	762,098	62,909	886,385		42,458
(1)In the case of resignation, retirement or termination without cause, Mr. Akwaboah and Mr. Moon each would have received 74% of their
2025 fixed deferred salary, Mr. Bisso 68% of his 2025 fixed deferred salary, and Ms. Follain 70% of her 2025 fixed deferred salary. These amounts reflect the earned but unpaid portion of their 2025 fixed deferred salary as of December 31, 2025, reduced by 2% for each full or partial month by which their separation from employment preceded January 31, 2027 or, if later, the end of the 24th month after they first earned deferred salary. Ms. Halley would have received 100% of her 2025 fixed deferred salary, with no reduction, because she had reached age 55 with ten years of service with Fannie Mae. Mr. Evans’s 2025 fixed deferred salary shown in the table above has not been reduced as a result of his separation from Fannie Mae, in accordance with our agreement with him. In the absence of this agreement, it would have been reduced by $480,088.
(2)The amounts in this column in the event of resignation, retirement, or termination without cause reflect the corporate and individual performance determinations affecting 2025 at-risk deferred salary. The amounts in this column in the event of a termination due to death or long-term disability do not reflect any performance-based reduction, because the hypothetical December 31, 2025 termination date occurred prior to the performance determinations for at-risk deferred salary in early 2026.

Fannie Mae 2025 Form 10-K	191

Executive Compensation | Compensation Tables and Other Information
(3)Interest payable on the payments of 2025 deferred salary, which reflects that: (a) in the event of resignation, retirement, termination without cause, or long-term disability, installment payments of 2025 deferred salary would be paid on the original payment schedule, as described in “Compensation Discussion and Analysis—Elements of 2025 Executive Compensation; and (b) in the event of death, payments of deferred salary would be made within 90 days of the executive’s death. Interest on 2025 deferred salary payments accrues at an annual rate of 2.080%. Interest payable on Mr. Evans’s 2025 fixed deferred salary shown in the table above has not been reduced as a result of his separation from Fannie Mae, in accordance with our agreement with him. In the absence of this agreement, it would have been reduced by $9,453.
(4)At-risk deferred salary earned in 2024 is paid in quarterly installments during 2026. The amounts in this column reflect the portion of 2024 at-risk deferred salary that was earned but remained unpaid as of December 31, 2025 and, accordingly, reflects the performance determinations for 2024.
(5)Interest payable on the payments of 2024 deferred salary, which reflects that: (a) in the event of resignation, retirement, termination without cause, or long-term disability, installment payments of deferred salary would be paid on the original payment schedule; and (b) in the event of death, payments of deferred salary would be made within 90 days of the executive’s death. Interest on 2024 deferred salary payments accrues at an annual rate of 2.395%.
Agreements with Ms. Almodovar and Mr. Evans
In connection with their departures from Fannie Mae, Ms. Almodovar and Mr. Evans each entered into an agreement and general release with Fannie Mae that was approved by FHFA. Each agreement provides that the executive releases certain claims against Fannie Mae, its subsidiaries, the conservator, and other specified parties as set forth in the agreement. In exchange for this release, each agreement provides for the former executive to receive:
(1) $1,200,000; (2) up to 52 weeks of subsidized medical and dental coverage; and (3) up to six months of outplacement services, in the amounts shown in the table below. The agreement with Mr. Evans also waived the provision of Fannie Mae’s executive compensation program that would have reduced his earned but unpaid fixed deferred salary because his separation preceded January 31, 2027. Amounts relating to this waiver are shown in the footnotes to the table above. The table below shows the cash payments and other amounts potentially payable under the agreements, other than the deferred salary shown in the table above.

Amounts Payable under Agreements
Name	Payments in Connection with Termination	Subsidized Medical and Dental	Outplacement Services
Priscilla Almodovar	$1,200,000	$16,628	$1,250
Malloy Evans	1,200,000	23,997	1,250
CEO to Median Employee Pay Ratio
The following table shows our 2025 CEO compensation, the total 2025 compensation of our median employee (which was calculated based on the methodology described below the table), and the estimated ratio of the CEO’s pay to the median employee’s pay for 2025.
Our 2025 CEO compensation was calculated based on the compensation paid to Ms. Almodovar, who served as our
President and Chief Executive Officer until October 22, 2025, plus a prorated portion of Mr. Akwaboah’s 2025 compensation representing the period from October 22, 2025, when he began serving as our Acting CEO, through
December 31, 2025.

2025 CEO to Median Employee Pay Ratio
Individual	Compensation	Ratio

CEO	2,911,818	14.5 to 1
Median Employee	200,145
We took the following steps to identify our median employee and determine this employee’s compensation:
•We identified our employee population as of the last day of our final pay period in 2025, December 27, 2025.
On that date, we had approximately 7,000 full-time and part-time employees.
•In order to identify the median employee, we considered for each employee (other than our Acting CEO, and
Executive Vice President and COO) the sum of their salary for 2025 (including any overtime pay), performance awards paid in 2025 and the value of company contributions made in 2025 on their behalf to retirement plans.
We did not annualize the compensation of employees who were employed for less than the full year, nor did we make any full-time equivalent adjustments to part-time employees. For employees whose sum fell at or close to

Fannie Mae 2025 Form 10-K	192

Executive Compensation | Compensation Tables and Other Information
the midpoint, we considered their 2025 benefits and awards and other relevant factors and identified an employee whose compensation best reflected Fannie Mae employees’ median 2025 compensation.
•We then determined that median employee’s total 2025 compensation using the approach required by the SEC when calculating our named executives’ compensation, as reported in the Summary Compensation Table.
In general, we offer employees salary, the opportunity to receive awards for performance, company retirement plan contributions and other benefits. In accordance with SEC rules, the median employee compensation amount for 2025 provided in the table above consists of salary, an award for 2025 performance and company retirement plan contributions, but does not reflect benefits relating to group life or health plans generally available to all salaried employees, parking or transit benefits that are generally available to all salaried employees, or personal benefits with an aggregate value of less than $10,000.
Given the different methodologies that companies may use to determine their CEO pay ratios, the estimated ratio we report above may not be comparable to that reported by other companies.
Indemnification Arrangements
Our bylaws provide that we shall indemnify our officers and directors to the fullest extent permitted by Delaware law. We have also entered into indemnification agreements with some of our executive officers, including each named executive who joined Fannie Mae prior to 2025, and may enter into such agreements with other executive officers. Consistent with our bylaws, these agreements provide that, to the extent permitted by Delaware law, if the officer is a party or is threatened to be made a party to any proceeding by reason of the fact that they are or were an officer, the officer is entitled to indemnification against all costs, judgments, penalties, fines, liabilities, amounts paid in settlement, and expenses actually and reasonably incurred in connection with such proceeding, if they acted in good faith and in a manner they reasonably believed to be in or not opposed to the best interests of Fannie Mae, and with respect to any criminal proceeding, had no reasonable cause to believe their conduct was unlawful. The agreements also provide for advancement of expenses and costs incurred prior to the final disposition of any proceeding, subject to an undertaking to repay any amounts advanced if it is later determined that the officer is not entitled to indemnification. Forms of the indemnification agreements we have entered into with our executives are provided in Exhibits 10.2, 10.3, and 10.4 to this report.
Director Compensation

Overview
FHFA’s Corporate Governance regulations provide that we may pay Board members reasonable and appropriate compensation for the time required of them, and their necessary and reasonable expenses, in the performance of their duties. Our directors who are neither Fannie Mae nor FHFA employees receive cash compensation pursuant to a program authorized by FHFA in 2008. The compensation we provide to directors has not increased since this program was implemented in 2008.
Ms. Almodovar served on our Board of Directors in 2025 in connection with her service as CEO, and Mr. Hamara, a Co-
President of Fannie Mae, began serving on our Board of Directors in October 2025. We did not provide any additional compensation to either Ms. Almodovar or Mr. Hamara for service on the Board of Directors. We also do not provide any compensation for service on the Board of Directors to Mr. Pulte, who is the Director of FHFA, or Mr. Jones, FHFA’s
General Counsel.

Fannie Mae 2025 Form 10-K	193

Executive Compensation | Director Compensation
Board Compensation Levels
Board compensation levels under the program authorized by FHFA are shown in the table below. Our directors receive no equity compensation and no meeting fees.

Compensation Levels for Non-Management and Non-FHFA Employee Directors
Board Service	Cash Compensation
Annual retainer for Chair	$290,000
Annual retainer for directors other than the Chair	160,000
Committee Service	Cash Compensation
Annual retainer for Audit Committee Chair	$25,000
Annual retainer for Risk Policy and Capital Committee Chair	15,000
Annual retainer for all other Committee Chairs	10,000
Annual retainer for Audit Committee members (other than the Audit Committee Chair)	10,000
Additional Arrangements with our Directors
Expenses. We pay for or reimburse directors other than Mr. Pulte, Mr. Jones and Mr. Hamara for out-of-pocket expenses incurred in connection with their service on the Board of Directors, including travel to and from our meetings, accommodations, meals and education.
Indemnification arrangements. Our bylaws provide that we indemnify our directors to the fullest extent permitted by
Delaware law. In addition, we have entered or expect to enter into indemnification agreements with each of our directors. These agreements are in the same form as the agreements with our executive officers discussed in
“Compensation Tables—Indemnification Arrangements.”
Stock Ownership Guidelines for Directors. In 2009, our Board of Directors eliminated our stock ownership requirements for directors.

Fannie Mae 2025 Form 10-K	194

Executive Compensation | Director Compensation
2025 Non-Management Director Compensation
The total 2025 compensation for our non-management directors is shown in the table below.

2025 Non-Management Director Compensation Table(1)
Name	Fees Earned or Paid in Cash	Total
Barry Habib	$71,398	$71,398
Clinton Jones	—	—
Omeed Malik	114,222	114,222
William J. Pulte	—	—
Manolo Sánchez	178,194	178,194
Scott Stowell	163,333	163,333
Michael Stucky	141,007	141,007

Former directors
Amy Alving	37,164	37,164
Christopher Brummer	33,978	33,978
Renée Glover	147,333	147,333
Michael Heid	61,586	61,586
Simon Johnson	36,102	36,102
Karin Kimbrough	129,889	129,889
Diane Lye	36,102	36,102
Diane Nordin	38,226	38,226
Chet Ragavan	33,978	33,978
Michael Seelig	39,288	39,288
(1)Compensation for our directors other than Mr. Sánchez and Mr. Stowell was pro-rated based on their period of service in 2025. The amounts shown in the table above reflect this pro-ration. Mr. Hamara, who is an executive officer but not a named executive, and Ms.
Almodovar, our former CEO and President, are not included in the table above because neither received any compensation for services as a Fannie Mae director.

Fannie Mae 2025 Form 10-K	195

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters | Beneficial Ownership
Item 12.  Security Ownership of Certain Beneficial Owners and
Management and Related Stockholder Matters
Beneficial Ownership

Stock Ownership of Directors and Executive Officers
The following table shows the beneficial ownership of our stock by each of our directors, each of our named executives, and all directors and executive officers as a group, as of January 29, 2026. As of that date, no director or named executive, nor all directors and executive officers as a group, owned as much as 1% of our outstanding common stock or owned any series of our preferred stock.

Beneficial Ownership of Stock by Directors and Executive Officers
Directors and Named Executives	Position	Number of Shares of Common Stock Beneficially Owned(1)
Barry Habib	Director	0
Brandon Hamara	Director and Co-President	0
Clinton Jones	Director	0
Omeed Malik	Director	0
William Pulte	Director (Board Chair)	0
Manolo Sánchez	Director	0
Scott Stowell	Director	0
Michael Stucky	Director	0
Peter Akwaboah	Acting CEO, and EVP and COO	23
Chryssa Halley	EVP and CFO	0
Erik Bisso	EVP, Chief Investment Officer and Head of Treasury and Capital Markets	0
Kelly Follain	EVP—Multifamily	0
Anthony Moon	EVP, Chief Risk Officer and Head of Safety and Soundness	0
Priscilla Almodovar	Former President, CEO and Director	0
Malloy Evans	Former EVP—Single-Family	0
All directors and executive officers as a group (16 persons)(2)		670
(1)Beneficial ownership is determined in accordance with the rules of the SEC for computing the number of shares of common stock beneficially owned by each person and the percentage owned. Each holder has sole investment and voting power over the shares referenced in this table, except that Mr. Akwaboah shares investment and voting power over his shares with his spouse. None of our directors, named executives or other executive officers held any series of our preferred stock as of the date of this table.
(2) Group consists of all current directors and all current executive officers (some of whom are not listed in the table above).
Stock Ownership of Greater-Than 5% Holders
The following table shows the beneficial ownership of our common stock by the only person or entity we know of that held more than 5% of our common stock as of January 29, 2026.

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
additional economic exposure to approximately 15,434,715 notional shares of common stock under certain cash-settled total return swaps, bringing their total aggregate economic exposure to 131,004,511 shares of common stock (approximately 11.31% of the outstanding common stock on January 31, 2014). Information regarding these shares and the ownership interests of their holders is based solely on

Fannie Mae 2025 Form 10-K	196

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
(2)In September 2008, we issued to Treasury a warrant to purchase, for one one-thousandth of a cent ($0.00001) per share, shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding on a fully diluted basis at the time the warrant is exercised. The warrant may be exercised in whole or in part at any time until September 7, 2028. As of February 11, 2026,
Treasury has not exercised the warrant. The information above assumes Treasury beneficially owns no other shares of our common stock.
Equity Compensation Plan Information

As of December 31, 2025, we had no outstanding options, warrants or rights under any equity compensation plan.
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
Nominating and Corporate Governance Committee Charter. The Nominating and Corporate Governance Committee
Charter requires the Committee to conduct a reasonable prior review and oversight of transactions with any directors, nominees for director or executive officer, or any immediate family member of any of them, that we must report under
Item 404 of Regulation S-K. The Committee must prohibit such a transaction if it determines the transaction is inconsistent with our interests and those of our shareholders.
Board Delegation of Authorities and Reservation of Powers. Our Board’s delegation of authorities and reservation of powers requires the same Committee review and oversight as the Nominating and Corporate Governance Committee
Charter described immediately above.
Designated Executive Officer Conflicts Policy. Our Oversight of Designated Executive Officers’ Conflicts of Interest
and Business Courtesies Matters Policy requires our executive officers report to our ethics personnel any financial transaction, arrangement or relationship with us (including any series of transactions, arrangements, or relationships) in which the executive officer or any immediate family member has a direct or indirect interest; this includes any transaction we must disclose under Item 404(a) of Regulation S-K. Our Ethics and Investigations group presents documentation of relevant facts on each reported transaction to the Nominating and Corporate Governance Committee.
If our Ethics and Investigations group has determined the reported transaction poses a conflict or if the reported transaction involves the CEO, it submits an initial determination and any recommended mitigation activities to the
Nominating and Corporate Governance Committee to approve, deny or further condition the transaction.
Conservator Instructions. We are required by the conservator to obtain its decision for various matters, some of which may involve relationships or transactions with related persons. These matters include: actions requiring the consent of or consultation with Treasury under the senior preferred stock purchase agreement (including any declaration of dividends and transactions with affiliates on terms less favorable to us than comparable arms’ length transactions); the creation of any subsidiary or affiliate, or entering into a substantial transaction with a subsidiary or affiliate, except for routine ongoing transactions with U.S. FinTech or the creation of, or a transaction with, a subsidiary or affiliate undertaken in the ordinary course of business; changes in employee compensation that could significantly impact our

Fannie Mae 2025 Form 10-K	197

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
Director and Officer Disclosures. We require our directors and executive officers, not less than annually, to describe transactions with us in which they may have an interest that would require disclosure under Item 404 of Regulation S-K.
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
As of December 31, 2025, we had received an aggregate of $119.8 billion from Treasury under the senior preferred stock purchase agreement, none of which was received in 2025, and the remaining amount of funding available to us under the agreement was $113.9 billion. Through December 31, 2025, we had paid an aggregate of $181.4 billion to
Treasury in dividends on the senior preferred stock, none of which was paid in 2025.
Obligation to Pay TCCA Fees to Treasury
In December 2011, Congress enacted the Temporary Payroll Tax Cut Continuation Act of 2011 which, among other provisions, required that we increase our single-family guaranty fees by at least 10 basis points and pay this increase to
Treasury. To meet our obligations under the TCCA and at the direction of FHFA, we increased the guaranty fee on all single-family mortgages delivered to us by 10 basis points in April 2012. In November 2021, the Infrastructure
Investment and Jobs Act was enacted, which extended to October 1, 2032 our obligation under the TCCA to collect 10 basis points in guaranty fees on single-family mortgages delivered to us and pay the associated revenue to Treasury. In
January 2022, FHFA advised us to continue to collect and pay these TCCA fees on and after October 1, 2032 with respect to loans we acquired before this date until those loans are paid off or otherwise liquidated. In 2025, we recognized $3.4 billion for our obligations to Treasury under the TCCA.
Treasury Interest in Affordable Housing Allocations
The GSE Act requires us to set aside in each fiscal year an amount equal to 4.2 basis points for each dollar of the UPB of our total new business purchases and to pay this amount to specified HUD and Treasury funds. New business

Fannie Mae 2025 Form 10-K	198

Certain Relationships and Related Transactions, and Director Independence | Transactions with Related Persons
purchases consist of single-family and multifamily whole mortgage loans purchased during the period and single-family and multifamily mortgage loans underlying Fannie Mae MBS issued during the period pursuant to lender swaps. In
December 2014, FHFA directed us to set aside amounts for these contributions during each fiscal year, except for any fiscal year for which a draw from Treasury was made under the terms of the senior preferred stock purchase agreement, or in which such allocation or transfer would cause such a draw. We paid $160 million to the funds in 2025 based on our new business purchases in 2024. Pursuant to the GSE Act and directions from FHFA, we paid $56 million of this amount to Treasury’s Capital Magnet Fund and $104 million of this amount to HUD’s Housing Trust Fund.
Our new business purchases were $408.2 billion for the year ended December 31, 2025. Accordingly, we recognized an expense of $171 million related to this obligation for the year ended December 31, 2025. Of this amount, $60 million is payable to Treasury’s Capital Magnet Fund and $111 million is payable to HUD’s Housing Trust Fund. We expect to pay these amounts to the funds in 2026.
Director Independence

Independence Requirements
In March 2025, FHFA waived requirements under FHFA corporate governance regulations that required, among other things, a majority of Fannie Mae’s directors to be independent as defined under rules set forth by the NYSE. FHFA also waived the requirement under FHFA corporate governance regulations that Board committee members must meet the independence requirements set forth under NYSE rules. FHFA’s waiver states that it is in effect until such time as the waiver is rescinded or our conservatorship is terminated.
While these requirements no longer apply, our Board continues to consider the independence of our directors. Our
Board applies NYSE rules to determine whether a relationship is material to a Board member’s independence and whether a Board member is independent, based upon the recommendation of the Nominating and Corporate
Governance Committee. The Board must determine an independent director has no material relationship with us, either directly or through an organization that has a material relationship with us; for this purpose, a relationship is “material” if, in the judgment of the Board, it would interfere with the Board member’s independent judgment. Our Board also determines whether each Audit Committee member and each Compensation and Human Capital Committee member is independent using the NYSE rules’ additional independence criteria for each committee. The Board does not consider the Board’s duties to the conservator or the federal government’s controlling beneficial ownership of Fannie Mae in determining the independence of Board members.
Current Board Members
Our Board of Directors has determined that all of our current directors are independent other than Chair Pulte and Mr.
Jones (because of their relationships with FHFA) and Mr. Hamara (because he is one of our Co-Presidents).
The Board of Directors considered the following relationships, transactions or arrangements in late 2025 and determined they were not material to current Board members’ independence:
•Board Membership with Business Partners. Mr. Sánchez and Mr. Stowell serve as director or advisory Board member of companies that engage in business with us or that have an interest in one or more entities that engage in business with Fannie Mae. The Board considered that each of these directors serves solely a director or advisory board member of such company and does not serve in a management role or have ownership interests other than as incidental to board service. The Board also considered other relevant information including, to the extent available, information regarding payments between these companies and Fannie Mae during the previous three years.
•Board Membership with Investors in Our Fixed Income Securities. Mr. Stowell serves as a director or advisory
Board member of one or more companies that invest or may invest in our fixed-income securities. It is generally not possible for us to determine the extent of the holdings of these companies in our fixed-income securities as payments to holders are made through the Federal Reserve and most of these securities are held in turn by financial intermediaries. We understand that the investments by these companies in our fixed-income securities are entered into at arm’s length in the ordinary course of business, upon market terms and conditions, and are not entered into at the direction of, or upon approval by, the director in his or her capacity as a director or advisory
Board member of these companies.
•Minority Share Ownership in Business Partner. Mr. Stucky is a minority non-controlling shareholder in Palantir
Technologies, Inc., which performed services for us in 2025. He holds no Board, management, or employment roles with Palantir. Our 2025 payments were less than one-tenth of 1% of Palantir Technologies’ 2024 revenue.

Fannie Mae 2025 Form 10-K	199

Certain Relationships and Related Transactions, and Director Independence | Director Independence
Former Board Members
Our Board of Directors also determined that all of our former directors who served during 2025 (Amy Alving, Christopher
Brummer, Renée Glover, Michael J. Heid, Simon Johnson, Karin Kimbrough, Diane Lye, Diane Nordin, Chet Ragavan,
and Michael Seelig) were independent other than Christopher Stanley (who served for only one day) and Ms.
Almodovar (because she was our President and CEO).
In the fourth quarter of 2024, the Board of Directors considered the following relationships, transactions or arrangements and determined they were not material to the Board members’ independence:
•Board Memberships with Business Partners. Dr. Brummer, Ms. Glover, Mr. Heid, Ms. Kimbrough, and Ms. Nordin
were or were expected to serve as directors or advisory Board members of companies that engage in business with us or that had an interest in one or more entities that engaged in business with us. The Board considered substantially the same factors as it did for similarly-situated current directors.
•Board Memberships with Investors in Our Fixed Income Securities. Ms. Kimbrough, Ms. Nordin, and Mr. Stowell
served as directors or advisory Board members of companies that invested or may have invested in Fannie Mae fixed-income securities. The Board considered substantially the same factors as it did for similarly-situated current directors.
•Employment with Business Partners. Dr. Brummer, Dr. Johnson, and Ms. Kimbrough were employed at entities that engaged in business with us:
◦Dr. Brummer was a columnist at CQ Roll Call, a provider of congressional news, legislative tracking, and advocacy services. He was also the co-founder of a podcast that was affiliated with CQ Roll Call. We paid subscription fees providing access to CQ Roll Call. The payments we made to CQ Roll Call during the previous three years fell below the NYSE independence standards’ thresholds of materiality for a director who is a current employee of a company to which we made, or from which we received, such payments.
◦Dr. Brummer was a professor at Georgetown University Law Center and founder of the DC Fintech Week conference. In 2024, Fannie Mae co-hosted a portion of the event at its offices and paid vendors for event registration, food and beverage, and other services. We did not make these payments to Georgetown University or to Dr. Brummer; had we paid the university, they would have fallen below the NYSE independence standards’
thresholds of materiality for a director who is a current employee of a company to which we made, or from which we received, such payments.
◦Dr. Johnson was a professor at MIT, which we engaged for certain data analysis and training. He was also a research associate at the National Bureau of Economic Research, a nonprofit organization that facilitates issue analysis, to which we paid subscription fees. The payments we made to each during the previous three years fell below the NYSE independence standards’ thresholds of materiality for a director who is a current employee of a company to which we made, or from which we received, such payments.
◦Ms. Kimbrough was employed by LinkedIn Corporation, a subsidiary of Microsoft Corporation. We engaged in transactions directly and indirectly with LinkedIn for advertising, recruiting, and educational programs. We engaged Microsoft in connection with Office 365 applications and for other technology services. The payments we made to Microsoft during the previous three years fell below the NYSE independence standards’ thresholds of materiality for a director who is a current employee of a company to which we made, or from which we received, such payments.
Board Committee Members
Although FHFA has waived the requirement, our Board continues to consider whether members of the Audit Committee, the Compensation and Human Capital Committee, and the Nominating and Corporate Governance Committee meet
NYSE independence requirements for members of those committees. The Board determined that each Board member who served on the Audit Committee during any part of 2025 met the independence criteria under Rule 10A-3 under the
Exchange Act and NYSE rules for members of that committee. The Board also determined that each member of the
Compensation and Human Capital Committee during any part of 2025 except Mr. Jones met the NYSE compensation committee independence standards. The Board did not determine Chair Pulte, to whom the Compensation and Human
Capital Committee delegated responsibilities, met such standards. The Board further determined that each member of the Nominating and Corporate Governance Committee during any part of 2025, except Chair Pulte, met the NYSE independence criteria.

Fannie Mae 2025 Form 10-K	200

Principal Accounting Fees and Services
Item 14.  Principal Accounting Fees and Services
The Audit Committee of our Board of Directors is directly responsible for the appointment, oversight and evaluation of our independent registered public accounting firm, subject to conservator approval of matters relating to retention and termination. Deloitte & Touche LLP (Public Company Accounting Oversight Board ID No. 34) was our independent registered public accounting firm for the years ended 2025 and 2024. Deloitte & Touche LLP has advised the Audit
Committee that they are independent accountants with respect to the company, within the meaning of standards established by the Public Company Accounting Oversight Board and federal securities laws administered by the SEC.
The following table displays the aggregate estimated or actual fees for professional services provided by Deloitte &
Touche LLP, including audit fees.

	For the Year Ended December 31,
	2025	2024
Description of fees:
Audit fees	$23,444,465	$37,325,580
Audit-related fees(1)	330,199	348,435
Tax fees(2)	99,749	101,079
All other fees(3)	125,000	543,000
Total fees	$23,999,413	$38,318,094
(1)Consists of fees billed for attest-related services on debt offerings and compliance with the covenants in the senior preferred stock purchase agreement with Treasury.
(2)Consists of tax fees related to non-audit tax consulting and compliance services.
(3)Consists of fees billed for non-audit engagements and other compliance assessments. These services were permissible under the Audit
Committee's pre-approval policy discussed below.
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
scheduled meeting of the Audit Committee.
In 2025, we paid no fees to the independent registered public accounting firm pursuant to the de minimis exception established by the SEC, and all services were pre-approved.

Fannie Mae 2025 Form 10-K	201

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
4.18
Fannie Mae Fifth Amended and Restated Certificate of Designation of Terms of Variable Liquidation Preference Senior
Preferred Stock, Series 2008-2, effective as of January 2, 2025 (Incorporated by reference to Exhibit 4.18 to Fannie Mae’s
Annual Report on Form 10-K for the year ended December 31, 2024, filed February 14, 2025)

Fannie Mae 2025 Form 10-K	202

Exhibits, Financial Statement Schedules

4.19
Federal National Mortgage Association Amended and Restated Warrant to Purchase Common Stock, effective as of January
2, 2025 (Incorporated by reference to Exhibit 4.19 to Fannie Mae’s Annual Report on Form 10-K for the year ended
December 31, 2024, filed February 14, 2025)

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

Fannie Mae 2025 Form 10-K	203

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

10.24	Confidential Agreement and General Release, effective as of October 22, 2025, by and between Priscilla Almodovar and Fannie Mae†^
10.25	Confidential Agreement and General Release, effective as of October 24, 2025, by and between Malloy Evans and Fannie Mae†^
19.1	Insider Trading Policy (Incorporated by reference to Exhibit 19.1 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2024, filed February 14, 2025)^
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
99.1
Fourth Amended and Restated Limited Liability Company Agreement of U.S. Financial Technology, LLC (formerly known as
Common Securitization Solutions, LLC), dated as of January 21, 2021 (Incorporated by reference to Exhibit 99.1 to Fannie
Mae’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed May 3, 2022)

99.2
First Amendment of the Fourth Amended and Restated Limited Liability Company Agreement of U.S. Financial Technology,
LLC (formerly known as Common Securitization Solutions, LLC), effective date February 2, 2024 (Incorporated by reference to Exhibit 99.1 to Fannie Mae’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed April 30, 2024)

99.3
Second Amendment of the Fourth Amended and Restated Limited Liability Company Agreement of U.S. Financial
Technology, LLC (formerly known as Common Securitization Solutions, LLC) effective date June 25, 2025

101. INS	Inline XBRL Instance Document* - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101. SCH	Inline XBRL Taxonomy Extension Schema*
101. CAL	Inline XBRL Taxonomy Extension Calculation*
101. DEF	Inline XBRL Taxonomy Extension Definition*
101. LAB	Inline XBRL Taxonomy Extension Label*
101. PRE	Inline XBRL Taxonomy Extension Presentation*

Fannie Mae 2025 Form 10-K	204

Exhibits, Financial Statement Schedules

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
__________
†This Exhibit is a management contract or compensatory plan or arrangement.
*The financial information contained in these XBRL documents is unaudited.
^Portions of this exhibit have been redacted pursuant to Item 601(a)(6) of Regulation S-K.
Item 16.  Form 10-K Summary
None.

Fannie Mae 2025 Form 10-K	205

Signatures
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal National Mortgage Association

/s/ Peter Akwaboah
Peter Akwaboah Acting Chief Executive Officer, and Executive Vice President and Chief Operating Officer
Date: February 11, 2026
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Peter Akwaboah and Chryssa C. Halley, and each of them severally, his or her true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the
Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange
Commission in connection with the Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William J. Pulte	Chair of the Board of Directors	February 11, 2026
William J. Pulte

/s/ Peter Akwaboah	Acting Chief Executive Officer, and Executive Vice President and Chief Operating Officer	February 11, 2026
Peter Akwaboah

/s/ Chryssa C. Halley	Executive Vice President and Chief Financial Officer	February 11, 2026
Chryssa C. Halley

/s/ James L. Holmberg	Senior Vice President and Controller	February 11, 2026
James L. Holmberg

/s/ Barry Habib	Director	February 11, 2026
Barry Habib

Fannie Mae 2025 Form 10-K	206

Signatures

Signature	Title	Date

/s/ Brandon Hamara	Director	February 11, 2026
Brandon Hamara

/s/ Clinton Jones	Director	February 11, 2026
Clinton Jones

/s/ Omeed Malik	Director	February 11, 2026
Omeed Malik

/s/ Manuel Sánchez Rodríguez	Director	February 11, 2026
Manuel Sánchez Rodríguez

/s/ Scott D. Stowell	Director	February 11, 2026
Scott D. Stowell

/s/ Michael Stucky	Director	February 11, 2026
Michael Stucky

Fannie Mae 2025 Form 10-K	F-1

Index to Consolidated Financial Statements

Index to Consolidated Financial Statements
Page
Report of Independent Registered Public Accounting Firm . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	F-2
Consolidated Statements of Operations and Comprehensive Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	F-4
Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	F-5
Consolidated Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	F-6
Consolidated Statements of Changes in Equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	F-7
Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	F-8
Note 1—Summary of Significant Accounting Policies . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	F-8
Note 2—Conservatorship, Senior Preferred Stock Purchase Agreement and Related Matters . . . . . . . .	F-18
Note 3—Consolidations and Transfers of Financial Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	F-23
Note 4—Mortgage Loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	F-25
Note 5—Allowance for Credit Losses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	F-38
Note 6—Investments in Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	F-40
Note 7—Financial Guarantees . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	F-40
Note 8—Short-Term and Long-Term Debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	F-41
Note 9—Derivative Instruments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	F-43
Note 10—Income Taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	F-47
Note 11—Segment Reporting . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	F-48
Note 12—Equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	F-51
Note 13—Regulatory Capital Requirements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	F-55
Note 14—Concentrations of Credit Risk . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	F-57
Note 15—Netting Arrangements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	F-63
Note 16—Fair Value . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	F-65
Note 17—Commitments and Contingencies . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	F-76

Fannie Mae 2025 Form 10-K	F-2

Report of Independent Registered Public Accounting Firm
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To Fannie Mae:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Fannie Mae and consolidated entities (in conservatorship) (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income, cash flows, and changes in equity for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31,
2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended
December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United
States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 11, 2026, expressed an adverse opinion on the Company’s internal control over financial reporting because of a material weakness.
Emphasis of a Matter
As discussed in Note 2 to the consolidated financial statements, the Company is currently under the control of the U.S.
Federal Housing FHFA (Federal Housing Finance Agency) (“FHFA”) as conservator. Further, the Company directly and indirectly received substantial support from the United States Government through the United States Department of the
Treasury (“Treasury”) and FHFA. The Company is dependent upon continued support of Treasury and FHFA.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has elected to change its accounting principle regarding which financial instruments are presented as cash equivalents and restricted cash equivalents, which has been retrospectively applied in the consolidated financial statements as of December 31, 2025 and 2024 and for each of the three years ended December 31, 2025.
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
The Company’s allowance for loan losses is a valuation allowance that reflects an estimate of expected credit losses related to its recorded investment in single-family and multifamily held-for-investment loans. The allowance for loan losses requires consideration of a broad range of information about current conditions and reasonable and supportable

Fannie Mae 2025 Form 10-K	F-3

Report of Independent Registered Public Accounting Firm
forecast information to develop loan loss estimates. The Company uses internal models to estimate credit losses that incorporate historical credit loss experience, adjusted for current economic forecasts and the current credit risk profile of the Company’s single-family and multifamily loan books of business. Management adjusts the modeled estimate when it identifies relevant information not yet reflected in the allowance for loan losses.
For its single-family mortgage loan allowance for loan losses, the Company uses a discounted cash flow method to measure expected credit losses. The model uses the current credit risk profile and reasonable and supportable forecasts for significant economic drivers for single-family mortgage loans, including home prices and interest rates. For its multifamily mortgage loan allowance for loan losses, the Company uses an undiscounted cash flow method to measure expected credit losses. The model uses the current credit risk profile and reasonable and supportable forecasts for significant economic drivers for multifamily mortgage loans, including net operating income and property valuations.
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
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the internal models, data inputs, and management’s significant assumptions used to estimate the allowance for loan losses described above, included the following, among others:
•We tested the effectiveness of controls, including those related to the internal models and methodologies, significant data inputs, and significant assumptions.
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
•We tested the accuracy of significant data inputs, including historical loan data and economic data consumed by the internal models used to calculate expected credit losses.
/s/ Deloitte & Touche LLP
McLean, Virginia
February 11, 2026
We have served as the Company’s auditor since 2005.

Fannie Mae 2025 Form 10-K	F-4

Financial Statements | Consolidated Statements of Operations and Comprehensive Income
FANNIE MAE
(In conservatorship)
Consolidated Statements of Operations and Comprehensive Income
(Dollars and shares in millions, except per share amounts)

	For the Year Ended December 31,
	2025	2024	2023
Interest income:
Mortgage loans	$152,149	$144,152	$133,234
Securities purchased under agreements to resell	3,354	4,170	4,427
Investments in securities and other	3,115	2,244	2,053
Total interest income	158,618	150,566	139,714
Interest expense:
Short-term debt	(585)	(595)	(672)
Long-term debt	(129,425)	(121,223)	(110,269)
Total interest expense	(130,010)	(121,818)	(110,941)
Net interest income	28,608	28,748	28,773
Non-interest Income:
Fair value gains (losses), net	90	1,821	1,304
Fee and other income	356	321	275
Investment gains (losses), net	105	(96)	(265)
Non-interest income	551	2,046	1,314
(Provision) benefit for credit losses	(1,606)	186	1,670
Non-interest expense:
Salaries and employee benefits	(2,094)	(2,004)	(1,906)
Professional services, technology, and occupancy	(1,485)	(1,615)	(1,539)
Legislative assessments	(3,749)	(3,766)	(3,745)
Credit enhancement expense	(1,656)	(1,641)	(1,512)
Other income (expense), net	(586)	(685)	(1,099)
Total non-interest expense	(9,570)	(9,711)	(9,801)
Income before federal income taxes	17,983	21,269	21,956
Provision for federal income taxes	(3,619)	(4,291)	(4,548)
Net income	14,364	16,978	17,408
Other comprehensive income (loss)	(9)	(3)	(3)
Total comprehensive income	$14,355	$16,975	$17,405
Net income	$14,364	$16,978	$17,408
Dividends distributed or amounts attributable to senior preferred stock	(14,355)	(16,975)	(17,405)
Net income attributable to common stockholders	$9	$3	$3
Earnings per share:
Basic	$0.00	$0.00	$0.00
Diluted	0.00	0.00	0.00
Weighted-average common shares outstanding:
Basic	5,867	5,867	5,867
Diluted	5,893	5,893	5,893
See Notes to Consolidated Financial Statements

Fannie Mae (In conservatorship) 2025 Form 10-K	F-5

Financial Statements | Consolidated Balance Sheets
FANNIE MAE
(In conservatorship)
Consolidated Balance Sheets
(Dollars in millions)

	As of December 31,
	2025	2024
ASSETS
Cash	$11,452	$13,477
Restricted cash (includes $22,848 and $16,994, respectively, related to consolidated trusts)	31,131	25,059
Securities purchased under agreements to resell (includes $18,425 and $14,899, respectively, related to consolidated trusts)	45,650	56,250
Investments in securities, at fair value	69,889	79,197
Mortgage loans:
Loans held for sale, at lower of cost or fair value	209	373
Loans held for investment, at amortized cost:
Of Fannie Mae	57,970	50,053
Of consolidated trusts	4,069,498	4,095,287
Total loans held for investment (includes $5,464 and $3,744, respectively, at fair value)	4,127,468	4,145,340
Allowance for loan losses	(8,364)	(7,707)
Total loans held for investment, net of allowance	4,119,104	4,137,633
Total mortgage loans	4,119,313	4,138,006
Advances to lenders	3,595	1,825
Deferred tax assets, net	9,828	10,545
Accrued interest receivable (includes $11,129 and $10,666, respectively, related to consolidated trusts)	11,689	11,364
Other assets	14,991	14,008
Total assets	$4,317,538	$4,349,731
LIABILITIES AND EQUITY
Liabilities:
Accrued interest payable (includes $11,320 and $10,858, respectively, related to consolidated trusts)	$12,035	$11,585
Debt:
Of Fannie Mae (includes $256 and $385, respectively, at fair value)	127,289	139,422
Of consolidated trusts (includes $15,060 and $13,292, respectively, at fair value)	4,053,140	4,088,675
Other liabilities (includes $1,719 and $1,699, respectively, related to consolidated trusts)	16,062	15,392
Total liabilities	4,208,526	4,255,074
Commitments and contingencies (Note 17)	—	—
Fannie Mae stockholders’ equity:
Senior preferred stock (liquidation preference of $226,984 and $212,029, respectively)	120,836	120,836
Preferred stock, 700,000,000 shares are authorized—555,374,922 shares issued and outstanding	19,130	19,130
Common stock, no par value, no maximum authorization—1,308,762,703 shares issued and 1,158,087,567 shares outstanding	687	687
Accumulated deficit	(24,261)	(38,625)
Accumulated other comprehensive income	20	29
Treasury stock, at cost, 150,675,136 shares	(7,400)	(7,400)
Total stockholders’ equity	109,012	94,657
Total liabilities and equity	$4,317,538	$4,349,731
See Notes to Consolidated Financial Statements

Fannie Mae (In conservatorship) 2025 Form 10-K	F-6

Financial Statements | Consolidated Statements of Cash Flows
FANNIE MAE
(In conservatorship)
Consolidated Statements of Cash Flows
(Dollars in millions)

	For the Year Ended December 31,
	2025	2024	2023
Cash flows provided by (used in) operating activities:
Net income	$14,364	$16,978	$17,408
Reconciliation of net income to net cash provided by (used in) operating activities:
Amortization of cost basis adjustments	(1,391)	(1,590)	(2,535)
Net impact of hedged mortgage assets and debt	(194)	11	210
Provision (benefit) for credit losses	1,606	(186)	(1,670)
Valuation (gains) losses	(695)	(1,116)	(760)
Deferred income tax expense (benefit)	719	1,137	1,231
Net gains related to the disposition of acquired property and preforeclosure sales, including credit enhancements	(774)	(769)	(1,182)
Net change in accrued interest receivable	(374)	(733)	(1,110)
Net change in servicer advances	(27)	30	31
Net change in accrued interest payable	723	891	1,014
Other, net	(631)	137	323
Net change in trading securities	10,663	(25,310)	(1,077)
Net cash provided by (used in) operating activities	23,989	(10,520)	11,883
Cash flows provided by (used in) investing activities:
Mortgage loans acquired held for investment:
Purchases	(130,920)	(135,865)	(124,372)
Proceeds from sales	1,346	3,833	2,182
Proceeds from repayments	419,020	366,164	335,240
Advances to lenders	(114,890)	(95,139)	(103,364)
Proceeds from disposition of acquired property, preforeclosure sales and insurance proceeds	2,704	3,636	5,718
Net change in securities purchased under agreements to resell	10,600	9,175	3,990
Other, net	(956)	441	(119)
Net cash provided by (used in) investing activities	186,904	152,245	119,275
Cash flows provided by (used in) financing activities:
Borrowings that have an original maturity of three months or less, net	11,795	637	(682)
Proceeds from issuance of debt of Fannie Mae	37,957	56,957	22,592
Payments to redeem debt of Fannie Mae	(63,070)	(42,650)	(33,281)
Proceeds from issuance of debt of consolidated trusts	255,527	224,003	228,976
Payments to redeem debt of consolidated trusts	(449,048)	(376,114)	(347,773)
Other, net	(7)	(3)	—
Net cash provided by (used in) financing activities	(206,846)	(137,170)	(130,168)
Net increase (decrease) in cash and restricted cash	4,047	4,555	990
Cash and restricted cash at beginning of period	38,536	33,981	32,991
Cash and restricted cash at end of period	$42,583	$38,536	$33,981
Cash paid during the period for:
Interest	$136,769	$128,770	$118,897
Federal income taxes, net of refunds	2,425	2,871	2,750
Supplemental information on non-cash activities related to mortgage loans (see Note 4)
See Notes to Consolidated Financial Statements

Fannie Mae (In conservatorship) 2025 Form 10-K	F-7

Financial Statements | Consolidated Statements of Changes in Equity
FANNIE MAE
(In conservatorship)
Consolidated Statements of Changes in Equity
(Dollars and shares in millions)

	Fannie Mae Stockholders’ Equity
	Shares Outstanding			Senior Preferred Stock	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Equity
	Senior Preferred	Preferred	Common
Balance as of December 31, 2022	1	556	1,158	$120,836	$19,130	$687	$(73,011)	$35	$(7,400)	$60,277
Comprehensive income:
Net income:	—	—	—	—	—	—	17,408	—	—	17,408
Other comprehensive income, net of tax effect:
Changes in net unrealized losses on available- for-sale securities (net of taxes of $1)	—	—	—	—	—	—	—	(4)	—	(4)
Reclassification adjustment for gains (losses) included in net income (net of taxes of $0)	—	—	—	—	—	—	—	2	—	2
Other (net of taxes of $0)	—	—	—	—	—	—	—	(1)	—	(1)
Total comprehensive income										17,405
Balance as of December 31, 2023	1	556	1,158	120,836	19,130	687	(55,603)	32	(7,400)	77,682
Comprehensive income:
Net income	—	—	—	—	—	—	16,978	—	—	16,978
Other comprehensive income, net of tax effect:
Changes in net unrealized losses on available- for-sale securities (net of taxes of $0)	—	—	—	—	—	—	—	(1)	—	(1)
Reclassification adjustment for gains (losses) included in net income (net of taxes of $1)	—	—	—	—	—	—	—	2	—	2
Other (net of taxes of $1)	—	—	—	—	—	—	—	(4)	—	(4)
Total comprehensive income										16,975
Balance as of December 31, 2024	1	556	1,158	120,836	19,130	687	(38,625)	29	(7,400)	94,657
Comprehensive income:
Net income	—	—	—	—	—	—	14,364	—	—	14,364
Other comprehensive income, net of tax effect:
Changes in net unrealized losses on available- for-sale securities (net of taxes of $2)	—	—	—	—	—	—	—	(6)	—	(6)
Reclassification adjustment for gains (losses) included in net income (net of taxes of $0)	—	—	—	—	—	—	—	1	—	1
Other (net of taxes of $1)	—	—	—	—	—	—	—	(4)	—	(4)
Total comprehensive income										14,355
Balance as of December 31, 2025	1	556	1,158	$120,836	$19,130	$687	$(24,261)	$20	$(7,400)	$109,012
See Notes to Consolidated Financial Statements

Fannie Mae (In conservatorship) 2025 Form 10-K	F-8

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
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). To conform to our current-period presentation, we have reclassified certain amounts reported in our prior period consolidated financial statements, including those described below.
Changes in Presentation
Beginning in the first quarter of 2025, we changed our presentation on the consolidated statements of cash flows for certain borrowings with original contractual maturities of three months or less such that the proceeds from the issuance of these borrowings and the related payments to redeem them are presented on a net basis. Previously, proceeds from the issuance of these borrowings and the related repayments to redeem them were presented separately (i.e., gross) on the consolidated statements of cash flows. As a result of this change, we recast the prior periods presented to reflect the net presentation of cash flows on these borrowings. For borrowings with original contractual maturities greater than three months, we continue to present proceeds from issuance and payments to redeem the borrowings on a gross basis.
Beginning in the third quarter of 2025, we changed the presentation of interest income from reverse repurchase agreements to separately disclose interest income from securities purchased under agreements to resell on the consolidated statements of operations and other comprehensive income. We also combined the remaining interest income previously classified as other with interest income from investments in securities. We recast the prior periods presented on the consolidated statements of operations and comprehensive income for these changes.
Beginning in the fourth quarter of 2025, we changed the presentation of debt extinguishment gains and losses from
"Other income (expense), net" to "Investment gains (losses), net" on the consolidated statements of operations and other comprehensive income. We recast the prior periods presented on the consolidated statements of operations and comprehensive income for this change.

Fannie Mae (In conservatorship) 2025 Form 10-K	F-9

Notes to Consolidated Financial Statements | Summary of Significant Accounting Policies
Change in Accounting Principle
Beginning in the third quarter of 2025, we have changed which financial instruments are presented as cash equivalents and restricted cash equivalents. Previously, we presented U.S. Treasury securities that had a maturity of three months or less at acquisition and overnight reverse repurchase agreements as cash equivalents (both unrestricted and restricted, as appropriate). As a result of this change, all U.S. Treasury securities are presented as “Investments in securities” and all reverse repurchase agreements are presented as “Securities purchased under agreements to resell”
on our consolidated balance sheets. Additionally, as a result of this change, there are no financial instruments presented as cash equivalents or restricted cash equivalents as of December 31, 2025 or December 31, 2024.
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
The change in accounting principle made in the third quarter of 2025 is reflected in our financial statements on a retrospective basis. The following tables display our changes to the consolidated balance sheets and consolidated statements of cash flows for periods prior to 2025 included in our financial statements.

Consolidated Balance Sheets
	As of December 31, 2024
	As Previously Reported	Adjustment for Change in Accounting Principle	As Adjusted
	(Dollars in millions)
Cash	$38,853	$(25,376)	$13,477
Restricted cash	39,958	(14,899)	25,059
Securities purchased under agreements to resell	15,975	40,275	56,250

Consolidated Statements of Cash Flows
	For the Year Ended December 31, 2024
	As Previously Reported	Adjustment for Change in Accounting Principle	As Adjusted
	(Dollars in millions)
Net change in securities purchased under agreements to resell	$14,725	$(5,550)	$9,175
Net cash provided by (used in) investing activities	157,795	(5,550)	152,245
Net increase (decrease) in cash and restricted cash	10,105	(5,550)	4,555
Cash and restricted cash at beginning of period	68,706	(34,725)	33,981
Cash and restricted cash at end of period	78,811	(40,275)	38,536

	For the Year Ended December 31, 2023
	As Previously Reported	Adjustment for Change in Accounting Principle	As Adjusted
	(Dollars in millions)
Net change in securities purchased under agreements to resell	$(16,135)	$20,125	$3,990
Net cash provided by (used in) investing activities	99,150	20,125	119,275
Net increase (decrease) in cash and restricted cash	(19,135)	20,125	990
Cash and restricted cash at beginning of period	87,841	(54,850)	32,991
Cash and restricted cash at end of period	68,706	(34,725)	33,981

Fannie Mae (In conservatorship) 2025 Form 10-K	F-10

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
interests are primarily derived from transfers associated with our portfolio securitizations in the form of Fannie Mae securities. We provide additional information on the accounting for retained investment securities in the “Investments in
Securities” section of this note.

Fannie Mae (In conservatorship) 2025 Form 10-K	F-11

Notes to Consolidated Financial Statements | Summary of Significant Accounting Policies
Cash and Restricted Cash
Cash and restricted cash in our consolidated balance sheets includes amounts held with depository institutions and the
Federal Reserve. Restricted cash primarily represents cash held in accounts that are for the benefit of MBS certificateholders (inclusive of amounts that have been advanced by us under the terms of our guaranty) that will be distributed to the MBS certificateholders on a future date in accordance with the terms of the MBS trust agreements.
Cash may also be recognized as restricted cash for certain collateral arrangements for which we do not have the right to use the cash.
Securities Purchased Under Agreements to Resell
We enter into repurchase agreements that involve contemporaneous trades to purchase and sell securities. As the transferor has not relinquished control over the securities, these transactions are accounted for as secured financings and reported as securities purchased under agreements to resell in our consolidated balance sheets. We present cash flows from securities purchased under agreements to resell as investing activities in our consolidated statements of cash flows.
Fannie Mae, in its role as trustee, invests funds held by consolidated trusts directly in eligible short-term third-party investments, which may include securities purchased under agreements to resell. The funds underlying these short-
term investments are restricted per the MBS trust agreements.
Investments in Securities
We classify and account for our investments in securities as either trading or available-for-sale (“AFS”).
Both trading and AFS securities are measured at fair value in our consolidated balance sheets and the related purchase discounts or premiums are amortized into interest income over the contractual term of the security using the effective yield method. When securities are sold, we recognize realized gains (losses) on AFS securities using the specific identification method.
Gains (losses) are classified in the consolidated statements of operations and comprehensive income as follows.

Classification
	Trading	AFS
Unrealized gains (losses)	Fair value gains (losses), net	Other comprehensive income (loss)
Realized gains (losses)	Fair value gains (losses), net	Investment gains (losses), net
An AFS security is impaired if the fair value of the security is less than its amortized cost. The amount of impairment that represents credit loss is recorded in “(Provision) benefit for credit losses” in our consolidated statements of operations and comprehensive income.
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
individual loan level.
In the presentation of our consolidated statements of cash flows, we present cash flows from loans classified as HFS at acquisition as operating activities. If a loan is initially classified as held for investment (“HFI”) and it is redesignated to

Fannie Mae (In conservatorship) 2025 Form 10-K	F-12

Notes to Consolidated Financial Statements | Summary of Significant Accounting Policies
HFS, the principal cash flows and sales proceeds from such loans continue to be presented as investing activities in our consolidated statements of cash flows.
Our accounting for redesignations to HFS differs based upon the loan’s classification as either nonperforming or performing. Nonperforming loans include both seriously delinquent and reperforming loans. For both single-family and multifamily loans, reperforming loans are loans that were previously delinquent but are performing again because payments on the loan have become current with or without the use of a loan modification plan. Single-family seriously delinquent loans are loans that are 90 days or more past due or in the foreclosure process. Multifamily seriously delinquent loans are loans that are 60 days or more past due. All other loans are considered performing.
For nonperforming loans redesignated from HFI to HFS, based upon a change in our intent, we record the loans at the lower of cost or fair value on the date of redesignation. When the fair value of the nonperforming loan is less than its amortized cost, we record a write-off against the allowance for loan losses in an amount equal to the excess of the amortized cost basis over the fair value of the loan. Any difference between the amount written off upon redesignation and the recorded valuation allowance related to the redesignated loan is recognized in “(Provision) benefit for credit losses” in our consolidated statements of operations and comprehensive income.
For performing loans redesignated from HFI to HFS, based upon a change in our intent, the allowance for loan losses previously recorded on the HFI mortgage loan is reversed through “(Provision) benefit for credit losses” at the time of redesignation. The loan is redesignated to HFS at its amortized cost basis and a valuation allowance is established to the extent that the amortized cost basis of the loan exceeds its fair value. The initial recognition of the valuation allowance and any subsequent changes are recorded as a gain or loss in “Investment gains (losses), net.”
Upon redesignation from HFS to HFI, we reverse the valuation allowance on the loan, if any, and establish an allowance for loan losses as needed.
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
Nonaccrual Loans
We recognize interest income on an accrual basis except when we believe the collection of principal and interest in full is not reasonably assured. This generally occurs when a single-family loan is 90 days or more past due and a multifamily loan is 60 days or more past due according to its contractual terms. A loan is reported as past due if a full payment of principal and interest is not received within one month of its due date. When a loan is placed on nonaccrual status based on delinquency status, interest previously accrued but not collected on the loan is reversed through interest income.
Cost basis adjustments on HFI loans are amortized into interest income over the contractual life of the loan using the effective yield method. Cost basis adjustments on the loan are not amortized into income while a loan is on nonaccrual status. We have elected not to measure an allowance for credit losses on accrued interest receivable balances as we have a nonaccrual policy to ensure the timely reversal of unpaid accrued interest.
For single-family loans, we recognize any contractual interest payments received on the loan while on nonaccrual status as interest income on a cash basis. For multifamily loans, we account for interest income on a cost recovery basis and we apply any payment received while on nonaccrual status to reduce the amortized cost of the loan. Thus, we do not recognize any interest income on a multifamily loan placed on nonaccrual status until the amortized cost of the loan has been reduced to zero.

Fannie Mae (In conservatorship) 2025 Form 10-K	F-13

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
Changes to our estimate of expected credit losses, including changes due to the passage of time, are recorded through the “(Provision) benefit for credit losses” in our consolidated statements of operations and comprehensive income.
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
The allowance for loan losses does not consider benefits from freestanding credit enhancements, such as our
Connecticut Avenue Securities® (“CAS”) and Credit Insurance Risk Transfer™ (“CIRT™”) programs and multifamily
Delegated Underwriting and Servicing (“DUS®”) lender risk-sharing arrangements, which are recorded in “Other assets”
in our consolidated balance sheets. Changes in benefits recognized from freestanding credit enhancements are recorded in “Other income (expense), net” in our consolidated statements of operations and comprehensive income.
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
Expected cash flows are developed using internal models that capture market and loan characteristic inputs. Market inputs include information such as actual and forecasted home prices, interest rates, volatility and spreads, while loan characteristic inputs include information such as mark-to-market loan-to-value (“LTV”) ratios, delinquency status, geography and borrower credit scores. The model assigns a probability to borrower events including contractual payment, loan payoff and default under various economic environments based on historical data, current conditions and reasonable and supportable forecasts.
The two primary drivers of our forecasted economic environments are interest rates and home prices. Our model projects the range of possible interest rate scenarios over the life of the loan based on actual interest rates and observed option pricing volatility in the capital markets. For single-family home prices, we develop regional forecasts based on Metropolitan Statistical Area data using a multi-path simulation that captures home price projections over a five-year period, the period for which we can develop reasonable and supportable forecasts. After the five-year period, the home price forecast reverts to a historical long-term growth rate.

Fannie Mae (In conservatorship) 2025 Form 10-K	F-14

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
Foreclosed Property
We present foreclosed property in “Other assets” in our consolidated balance sheets. We held $1.9 billion and $1.7 billion of acquired property, net as of December 31, 2025 and December 31, 2024, respectively.
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
the differences are expected to reverse. We adjust deferred tax assets and liabilities for the effects of changes in tax laws and rates in the period of enactment. We recognize investment and other tax credits through our effective tax rate calculation assuming that we will be able to realize the full benefit of the credits.

Fannie Mae (In conservatorship) 2025 Form 10-K	F-15

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
We account for uncertain tax positions using a two-step approach whereby we recognize an income tax benefit if, based on the technical merits of a tax position, it is more likely than not that the tax position would be sustained upon examination by the taxing authority, which includes all related appeals and litigation. We then measure the recognized tax benefit based on the largest amount of tax benefit that is greater than 50% likely to be realized upon settlement with the taxing authority, considering all information available at the reporting date. We recognize any associated interest as a component of income before federal income taxes in our consolidated statements of operations and comprehensive income. Our tax years 2022 through 2024 remain open to examination by the Internal Revenue Service (“IRS”).
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
Fair Value Hedge Accounting
To reduce earnings volatility related to changes in benchmark interest rates, we apply fair value hedge accounting to certain pools of single-family loans and certain issuances of our funding debt by designating such instruments as the hedged item in hedging relationships with interest-rate swaps. In these relationships, we have designated the change in the benchmark interest rate, the Secured Overnight Financing Rate (“SOFR”), as the risk being hedged. We have elected to use the portfolio layer method to hedge certain pools of single-family loans. This election involves establishing fair value hedging relationships on the portion of each loan pool that is not expected to be affected by prepayments, defaults and other events that affect the timing and amount of cash flows. The term of each hedging relationship is generally one business day and we typically establish hedging relationships each business day to align our hedge accounting with our risk management practices.
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
benchmark interest rate offset each other within a range of 80% to 125% and certain other statistical tests are met.
If a hedging relationship qualifies for hedge accounting, the change in the fair value of the interest-rate swap and the change in the fair value of the hedged item for the risk being hedged are recorded through net interest income. A

Fannie Mae (In conservatorship) 2025 Form 10-K	F-16

Notes to Consolidated Financial Statements | Summary of Significant Accounting Policies
corresponding basis adjustment is recorded against the hedged item, either the pool of loans or the debt, for the changes in the fair value attributable to the risk being hedged. For hedging relationships that hedge pools of single-
family loans, basis adjustments are allocated to individual single-family loans based on the relative UPB of each loan at the termination of the hedging relationship. The cumulative basis adjustments on the hedged item are amortized into earnings using the effective yield method over the contractual life of the hedged item, with amortization beginning upon termination of the hedging relationship.
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
Our commitments for the purchase and sale of regular-way securities trades are exempt from derivative accounting and are recorded on their trade date.
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
Collateral
We enter into various transactions where we pledge and accept collateral, the most common of which are our derivative transactions. Required collateral levels vary depending on the credit rating and type of counterparty. We also pledge and receive collateral under our repurchase and reverse repurchase agreements. In order to reduce potential exposure to counterparties for securities purchased under agreements to resell, a third-party custodian typically maintains the collateral and any margin. We monitor the fair value of the collateral received from our counterparties, and we may require additional collateral from those counterparties in accordance with contractual terms.
Cash Collateral
We record cash collateral accepted from a counterparty that we have the right to use as “Cash” and cash collateral accepted from a counterparty that we do not have the right to use as “Restricted cash” in our consolidated balance sheets. We net our obligation to return cash collateral pledged to us against the fair value of derivatives in a gain position recorded in “Other assets” in our consolidated balance sheets when the offsetting requirements have been met as part of our counterparty netting calculation.
For derivative positions with the same counterparty under master netting arrangements where we pledge cash collateral, we remove it from “Cash” and net the right to receive it against the fair value of derivatives in a loss position recorded in “Other liabilities” in our consolidated balance sheets as a part of our counterparty netting calculation.
Non-Cash Collateral
We classify securities pledged to counterparties as “Investments in securities, at fair value” in our consolidated balance sheets. Securities that we own that are pledged to counterparties may include securities issued by consolidated VIEs.
The pledged collateral is classified as “Mortgage loans” when the trust that issued the security has been consolidated to align with the classification of the underlying asset.

Fannie Mae (In conservatorship) 2025 Form 10-K	F-17

Notes to Consolidated Financial Statements | Summary of Significant Accounting Policies
We posted U.S. Treasury securities of $8.2 billion and $8.9 billion as collateral as of December 31, 2025 and December
31, 2024, respectively. The fair value of non-cash collateral received was $45.6 billion and $56.3 billion, of which $43.4 billion and $49.0 billion could be sold or repledged, as of December 31, 2025 and December 31, 2024, respectively.
None of the underlying collateral we received was sold or repledged as of December 31, 2025 or December 31, 2024.
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
We classify interest expense as either short-term or long-term based on the contractual maturity of the related debt. We recognize the amortization of premiums, discounts and other cost basis adjustments through interest expense using the effective yield method over the contractual term of the debt. Amortization of premiums, discounts and other cost basis adjustments begins at the time of debt issuance.
We purchase and sell guaranteed MBS that have been issued through lender swap and portfolio securitization transactions. When we purchase or sell a Fannie Mae MBS issued from a consolidated single-class securitization trust and certain resecuritization trusts where the security that has been issued by the trust is substantially the same as the underlying collateral, we extinguish or issue, respectively, the related debt of the consolidated trust to reflect the debt that is owed to a third-party. For the extinguishment of debt, we record debt extinguishment gains or losses related to debt of consolidated trusts for any difference between the purchase price of the MBS and the carrying value of the related consolidated MBS debt reported in our consolidated balance sheets (including unamortized premiums, discounts and other cost basis adjustments) at the time of purchase as a component of “Investment gains (losses), net” in our consolidated statements of operations and comprehensive income. When we issue consolidated debt, the debt is recorded at its fair value with any premiums or discounts amortized over the securities’ contractual life.
New Accounting Guidance
Income Taxes
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the required disclosures primarily related to the income tax rate reconciliation and income taxes paid. The ASU requires an entity’s income tax rate reconciliation to provide additional information for reconciling items meeting a quantitative threshold, and to disclose certain selected categories within the income tax rate reconciliation. The ASU also requires entities to disclose the amount of income taxes paid, disaggregated by federal, state and foreign taxes. We adopted this ASU retrospectively for the annual period ended December 31, 2025. The adoption of this guidance did not have a material impact on our consolidated financial statements.
Purchased Financial Assets
In November 2025, the FASB issued ASU 2025-08, Financial Instruments—Credit Losses (Topic 326): Purchased
Loans which amends the guidance to align the accounting for purchased seasoned loans with the accounting for purchases of financial assets that have experienced more-than-insignificant credit deterioration since origination.
Specifically, the ASU requires a “gross-up approach” on purchased seasoned loans such that the initial measurement of the loan is equal to the purchase price plus the expected credit losses on the loan at the date of acquisition. Seasoned purchased loans include loans obtained in a business combination and loans acquired more than 90 days after their origination date by a transferee that was not involved in their origination.
The ASU is effective for reporting periods beginning after December 15, 2026 and the guidance is applied prospectively to loans acquired on or after January 1, 2027. We are currently evaluating the impact that the new guidance will have on our consolidated financial statements.

Fannie Mae (In conservatorship) 2025 Form 10-K	F-18

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
The conservator has suspended stockholder meetings since conservatorship, and our common stockholders are not empowered to vote on directors or any other matters. The conservator also eliminated dividends on our common and preferred stock (other than dividends on the senior preferred stock described below) during the conservatorship.
Receivership
Under the GSE Act, the FHFA Director must place us into receivership if he determines that our assets are less than our obligations (that is, we have a net worth deficit) or if we have not been paying our debts as they become due, in either case, for a period of 60 days. FHFA has clarified that the 60-day measurement period will commence no earlier than the
SEC filing deadline for our Form 10-K or Form 10-Q for the relevant period. In addition, the FHFA Director may, with the prior consent of Treasury, place us into receivership at the Director’s discretion at any time for other reasons set forth in the GSE Act, including if we are critically undercapitalized or if we are undercapitalized and have no reasonable prospect of becoming adequately capitalized. Should we be placed into receivership, different assumptions would be required to determine the carrying value of our assets, which would likely lead to substantially different financial results.
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
nominal price of $0.00001 per share. As described in the table below, Treasury made a commitment under the senior preferred stock purchase agreement to provide funding to us under certain circumstances if we have a net worth deficit.
We have assigned a value of $4.5 billion to Treasury’s commitment, which was recorded as a reduction to additional

Fannie Mae (In conservatorship) 2025 Form 10-K	F-19

Notes to Consolidated Financial Statements | Conservatorship, Senior Preferred Stock Purchase Agreement and Related Matters
paid-in-capital at the time of the issuance and was partially offset by the aggregate fair value of the warrant of $3.5 billion. We received no cash consideration for issuing either the senior preferred stock or the warrant.
The senior preferred stock purchase agreement and the terms of the senior preferred stock have been amended multiple times since 2008 by FHFA (acting on our behalf) and Treasury. Such amendments to the senior preferred stock qualified as modifications rather than the extinguishment and issuance of a new equity instrument. As a result, the amendments did not trigger a change in the carrying value of the senior preferred stock when such amendments were executed.
The senior preferred stock purchase agreement and accompanying stock certificate as amended to date include key provisions that impact us, including those described in the table below. For a discussion of the current terms of the senior preferred stock related to dividends, liquidation preference, and limits on redemptions and paydowns, see “Note
12, Equity.”

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

Fannie Mae (In conservatorship) 2025 Form 10-K	F-20

Notes to Consolidated Financial Statements | Conservatorship, Senior Preferred Stock Purchase Agreement and Related Matters

Commitment Fee
•The agreement provides for the payment of an unspecified quarterly commitment fee to
Treasury to compensate it for its ongoing support under the agreement.
•The agreement also provides that:
◦Until the capital reserve end date, the periodic commitment fee will not be set, accrue, or be payable. The capital reserve end date is defined as the last day of the second consecutive fiscal quarter during which we have had and maintained capital equal to or exceeding the capital requirements and buffers set forth in the enterprise regulatory capital framework.
◦No later than the capital reserve end date, we and Treasury, in consultation with the Chair of the Federal Reserve, will agree on the amount of the periodic commitment fee.

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
◦the transaction is in the ordinary course of business and consistent with past practice; or
◦the assets have a fair market value individually or in the aggregate of less than
$250 million.

Subordinated Debt	•We may not issue any subordinated debt securities.
Mortgage Assets Limit	•We may not hold mortgage assets in excess of $225 billion.
Indebtedness Limit	•We may not have indebtedness in excess of $270 billion.
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

Fannie Mae (In conservatorship) 2025 Form 10-K	F-21

Notes to Consolidated Financial Statements | Conservatorship, Senior Preferred Stock Purchase Agreement and Related Matters

Single-Family Loan Eligibility Program
•We must maintain a program reasonably designed to ensure that the single-family loans we acquire are limited to:
◦qualified mortgages, as defined in the Consumer Financial Protection Bureau’s (the
“CFPB’s”) ability-to-repay and qualified mortgage rule;
◦loans exempt from the CFPB’s ability-to-repay and qualified mortgage rule;
◦loans secured by an investment property;
◦refinancing loans with streamlined underwriting originated in accordance with our eligibility criteria for high LTV ratio refinancings;
◦loans originated with temporary underwriting flexibilities during times of exigent circumstances, as determined in consultation with FHFA;
◦loans secured by manufactured housing; and
◦such other loans that FHFA may designate that were eligible for purchase by us as of
January 2021. In 2021, FHFA notified us that we are permitted to continue to acquire any government loan that would have been eligible for acquisition by us as of January 2021.

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
We continue to rely on financial support from Treasury pursuant to our senior preferred stock purchase agreement to eliminate any net worth deficits we may experience in the future, which would otherwise trigger our being placed into receivership by FHFA. Treasury also has authority under the Charter Act to purchase up to $2.25 billion of the debt obligations that we issue. We believe that continued support from Treasury and our status as a government-sponsored enterprise are essential to maintaining our access to debt funding and maintaining the liquidity necessary to conduct our normal business activities. Therefore, changes or perceived changes in (i) our status as a government-sponsored enterprise, (ii) our support from Treasury and/or (iii) the creditworthiness of the U.S. government could have a material adverse impact on our access to debt funding or the cost of debt funding. These events would have a negative impact on our liquidity, financial condition, and results of operations. Our reliance on support from the U.S. government is critical to keeping us operating as a going concern. Our conservator has not made us aware of any plans that would fundamentally change our business model or make any other significant changes that would affect our ability to continue as a going concern.
Related Parties
Because Treasury holds a warrant to purchase shares of Fannie Mae common stock equal to 79.9% of the total number of shares of Fannie Mae common stock, we and Treasury are deemed related parties. As of December 31, 2025,
Treasury held an investment in our senior preferred stock with an aggregate liquidation preference of $227.0 billion.
FHFA’s control of both Fannie Mae and Freddie Mac has caused Fannie Mae, FHFA and Freddie Mac to be deemed related parties. Additionally, Fannie Mae and Freddie Mac jointly own U.S. Financial Technology, LLC (“U.S. FinTech”), formerly named Common Securitization Solutions, LLC, a limited liability company created to operate a common securitization platform; as a result, U.S. FinTech is deemed a related party.

Fannie Mae (In conservatorship) 2025 Form 10-K	F-22

Notes to Consolidated Financial Statements | Conservatorship, Senior Preferred Stock Purchase Agreement and Related Matters
Recurring transactions with our related parties are described below:

Related Party	Transaction	Description
Treasury	Temporary Payroll Tax Cut Continuation Act of 2011 (“TCCA”)
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
concluded in the third quarter of 2023. We received reimbursements from
Treasury and Freddie Mac for expenses incurred in this role and our final reimbursement was received in the fourth quarter of 2023.

U.S. FinTech & Freddie Mac	Equity Investment in U.S. FinTech
Our investment in U.S. FinTech is accounted for using the equity method.
As a part of our joint ownership, Fannie Mae, Freddie Mac and U.S.
FinTech are parties to several agreements which set forth the overall framework for the joint venture and the terms under which U.S. FinTech provides mortgage securitization services to us and Freddie Mac. U.S.
FinTech operates as a separate company from us and Freddie Mac, with all funding and limited administrative support services and other resources provided to it by us and Freddie Mac.

The following table provides the income statement impact of our related party transactions for the periods presented in addition to the associated liability at period end. The associated liability represents amounts accrued with respect to the related party transactions that have not yet been paid to the applicable related parties. In addition to the impact described in the table below, our equity investment in U.S. FinTech is classified as “Other assets” in our consolidated balance sheets. We contributed $82 million and $68 million to U.S. FinTech for the years ended December 31, 2025 and
2024, respectively.

Related Party	Activity	Income Statement Classification	For the Year Ended December 31,			Other Liabilities as of December 31,
			2025	2024	2023	2025	2024
			(Dollars in millions)
Treasury	TCCA fees	Legislative assessments	$3,424	$3,442	$3,431	$854	$861
Treasury	Treasury’s Capital Magnet Fund	Legislative assessments	60	56	54	60	56
FHFA	FHFA assessments	Legislative assessments	154	164	159	—	—
Treasury & Freddie Mac	Making Home Affordable Program reimbursements	Other income (expense), net	—	—	6	—	—
U.S. FinTech & Freddie Mac	Net operating losses associated with our investment in U.S. FinTech	Other income (expense), net	81	68	72	—	—

Fannie Mae (In conservatorship) 2025 Form 10-K	F-23

Notes to Consolidated Financial Statements | Conservatorship, Senior Preferred Stock Purchase Agreement and Related Matters
In the ordinary course of business, Fannie Mae may purchase and sell securities issued by Treasury and Freddie Mac in the capital markets. Some of the structured securities we issue are backed in whole or in part by Freddie Mac securities. Fannie Mae and Freddie Mac each have agreed to indemnify the other party for losses caused by: its failure to meet its payment or other specified obligations under the trust agreements pursuant to which the underlying resecuritized securities were issued; its failure to meet its obligations under the customer services agreement; its violations of laws; or with respect to material misstatements or omissions in offering documents, ongoing disclosures and materials relating to the underlying resecuritized securities. Additionally, we make regular income tax payments to and receive tax refunds from the IRS, a bureau of Treasury.
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
may have been previously guaranteed by Fannie Mae, we are only exposed to incremental credit risk when we guaranty the timely payment of principal and interest on underlying securities that were issued by Freddie Mac and were not previously guaranteed by us. We may also be exposed to prepayment risk via our ownership of securities issued by

Fannie Mae (In conservatorship) 2025 Form 10-K	F-24

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
Our maximum exposure to loss generally represents the greater of our carrying amount related to our involvement with unconsolidated securitization and resecuritization trusts or the UPB of the assets covered by our guaranty. Our involvement in unconsolidated resecuritization trusts may give rise to additional exposure to loss depending on the type of resecuritization trust. Fannie Mae resecuritization trusts that are backed entirely by Fannie Mae MBS are not consolidated and do not give rise to any additional exposure to loss as we already consolidate the underlying collateral.
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
While our total assets for unconsolidated trusts are measured based on the aggregate value of the trusts, our maximum exposure to loss is limited to our ownership interest.

	As of
		December 31, 2025		December 31, 2024
		Total Assets	Maximum Exposure to Loss	Total Assets	Maximum Exposure to Loss
	(Dollars in millions)
Securitization and resecuritization trusts(1)		$535,491	$199,010	$203,841	$203,316
Credit risk transfer SPVs(2)		22,835	22,847	23,222	23,224
LIHTC investments(3)		6,973	750	6,428	669

Fannie Mae (In conservatorship) 2025 Form 10-K	F-25

Notes to Consolidated Financial Statements | Consolidations and Transfers of Financial Assets
(1)The net carrying amount of securitization and resecuritization trusts were $14.1 billion and $1.2 billion as of December 31, 2025 and
December 31, 2024, respectively, which are primarily classified in “Investments in securities, at fair value” in our consolidated balance sheets.
(2)Maximum exposure to loss of credit risk transfer SPVs consists of the UPB and accrued interest payable of obligations issued by
Connecticut Avenue Securities® ("CAS") and Multifamily Connecticut Avenue Securities® ("MCAS") SPVs.
(3)The net carrying value of LIHTC investments that represent VIEs was $750 million and $669 million as of December 31, 2025 and
December 31, 2024, respectively. The net carrying value of all LIHTC investments was $2.5 billion and $2.0 billion as of December 31,
2025 and December 31, 2024, respectively. In our consolidated balance sheets, the LIHTC investment assets and liabilities are classified as “Other assets” and “Other liabilities,” respectively.
As of December 31, 2025, the UPB of our multifamily loan portfolio was $525.0 billion. As our lending relationship does not provide us with a controlling financial interest in the borrower entity for loans in our multifamily loan portfolio, we do not consolidate these borrowers regardless of their status as either a VIE or a voting interest entity. We have excluded these entities from our VIE disclosures; however, the disclosures we have provided in “Note 4, Mortgage Loans,” “Note
5, Allowance for Credit Losses” and “Note 7, Financial Guarantees” with respect to this population are consistent with the FASB’s stated objectives for the disclosures related to unconsolidated VIEs.
Transfers of Financial Assets and Portfolio Securitizations
We issue single-class Fannie Mae MBS through portfolio securitization transactions by transferring pools of mortgage loans or mortgage-related securities to one or more trusts or special purpose entities. For the years ended December
31, 2025, 2024 and 2023, the UPB of portfolio securitizations was $140.6 billion, $139.7 billion and $131.6 billion, respectively. We consolidate the substantial majority of our portfolio securitization trusts.
We retain interests from the transfer and sale of mortgage-related securities to unconsolidated single-class portfolio securitization trusts and unconsolidated single class and multi-class portfolio resecuritization trusts. As of December 31,
2025, the UPB of retained interests was $1.0 billion and its related fair value was $1.3 billion. As of December 31, 2024, the UPB of retained interests was $661 million and its related fair value was $1.0 billion. For the years ended December
31, 2025, 2024 and 2023, the principal, interest and other fees received on retained interests was $242 million, $253 million and $282 million, respectively.
4.  Mortgage Loans
We record on our consolidated balance sheets single-family mortgage loans, which are secured by four or fewer residential dwelling units, and multifamily mortgage loans, which are secured by five or more residential dwelling units.
We classify these loans as either HFI or HFS. Unless otherwise noted, within this note, we report the amortized cost of
HFI loans for which we have not elected the fair value option at the UPB, adjusted for unamortized premiums and discounts, hedge-related basis adjustments, other cost basis adjustments, and accrued interest receivable. Within our consolidated balance sheets, we present accrued interest receivable, net separately from the amortized cost of our loans held for investment.
Within our single-family mortgage loan disclosures below, we display loans by class of financing receivable type.
Financing receivable classes used for disclosure consist of: “20- and 30-year or more, amortizing fixed-rate,” “15-year or less, amortizing fixed-rate,” “Adjustable-rate,” and “Other.” The “Other” class primarily consists of reverse mortgage loans, interest-only loans, negative-amortizing loans and second liens.
The following table displays the carrying value of our mortgage loans and allowance for loan losses.

	As of December 31,
	2025	2024
	(Dollars in millions)
Single-family	$3,570,904	$3,619,838
Multifamily	524,962	490,358
Total UPB of mortgage loans	4,095,866	4,110,196
Cost basis and fair value adjustments, net	31,811	35,517
Allowance for loan losses for HFI loans	(8,364)	(7,707)
Total mortgage loans(1)	$4,119,313	$4,138,006
(1)Excludes $11.3 billion and $10.8 billion of accrued interest receivable as of December 31, 2025 and 2024, respectively.

Fannie Mae (In conservatorship) 2025 Form 10-K	F-26

Notes to Consolidated Financial Statements | Mortgage Loans
The following table displays information about our purchase of HFI loans, redesignation of loans and sales of mortgage loans during the period.

	For the Year Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Purchase of HFI loans:
Single-family UPB	$334,000	$325,243	$315,990
Multifamily UPB	72,040	54,661	52,829

Single-family loans redesignated from HFI to HFS:
Amortized cost	$1,527	$2,329	$3,334
Lower of cost or fair value adjustment at time of redesignation(1)	(187)	(270)	(658)
Allowance reversed at time of redesignation	26	21	42

Single-family loans redesignated from HFS to HFI:
Amortized cost	$160	$77	$372

Single-family loans sold:
UPB	$1,513	$4,488	$2,573
Realized gains, net	3	35	10
(1)Consists of the write-off against the allowance at the time of redesignation.
Aging Analysis
The following tables display an aging analysis of our mortgage loans by portfolio segment and class of financing receivable.

	As of December 31, 2025
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(1)	Total Delinquent	Current	Total	Loans 90 Days or More Delinquent and Accruing Interest	Nonaccrual Loans with No Allowance(2)
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$33,764	$10,205	$20,857	$64,826	$3,175,684	$3,240,510	$171	$3,713
15-year or less, amortizing fixed-rate	1,313	310	547	2,170	320,414	322,584	7	193
Adjustable-rate	155	43	96	294	28,312	28,606	1	17
Other(3)	455	127	354	936	16,690	17,626	12	133
Total single-family	35,687	10,685	21,854	68,226	3,541,100	3,609,326	191	4,056
Multifamily(4)	519	N/A	3,240	3,759	520,194	523,953	18	1,985
Total	$36,206	$10,685	$25,094	$71,985	$4,061,294	$4,133,279	$209	$6,041

Fannie Mae (In conservatorship) 2025 Form 10-K	F-27

Notes to Consolidated Financial Statements | Mortgage Loans

	As of December 31, 2024
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(1)	Total Delinquent	Current	Total	Loans 90 Days or More Delinquent and Accruing Interest	Nonaccrual Loans with No Allowance(2)
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$34,339	$9,582	$20,004	$63,925	$3,183,403	$3,247,328	$329	$3,790
15-year or less, amortizing fixed-rate	1,545	352	616	2,513	367,214	369,727	16	208
Adjustable-rate	158	45	92	295	24,723	25,018	3	18
Other(3)	488	143	407	1,038	19,568	20,606	21	184
Total single-family	36,530	10,122	21,119	67,771	3,594,908	3,662,679	369	4,200
Multifamily(4)	491	N/A	2,060	2,551	487,176	489,727	76	1,070
Total	$37,021	$10,122	$23,179	$70,322	$4,082,084	$4,152,406	$445	$5,270
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
The amortized cost of single-family mortgage loans for which formal foreclosure proceedings were in process was $5.4 billion and $4.7 billion as of December 31, 2025 and 2024, respectively. As a result of our various loss mitigation and foreclosure prevention efforts, we expect that only a portion of the loans in the process of formal foreclosure proceedings will ultimately foreclose.
Credit Quality Indicators and Write-offs by Year of Origination
The estimated mark-to-market LTV ratio is a primary factor we consider when estimating our allowance for loan losses for single-family loans. As LTV ratios increase, the borrower’s equity in the home decreases, which may negatively affect the borrower’s ability to refinance or to sell the property for an amount at or above the outstanding balance of the loan.

Fannie Mae (In conservatorship) 2025 Form 10-K	F-28

Notes to Consolidated Financial Statements | Mortgage Loans
The following tables display information about the credit quality of our single-family mortgage loans as well as write-offs by class of financing receivable and year of origination.

	Credit Quality Indicators as of December 31, 2025 and Write-offs for the Year Ended December 31, 2025, by Year of Origination(1)
	2025	2024	2023	2022	2021	Prior	Total
	(Dollars in millions)
Estimated mark-to-market LTV ratio:(2)
20- and 30-year or more, amortizing fixed-rate:
Less than or equal to 80%	$145,040	$152,418	$142,942	$306,573	$792,049	$1,301,401	$2,840,423
Greater than 80% and less than or equal to 90%	54,527	62,451	52,313	53,203	14,848	2,790	240,132
Greater than 90% and less than or equal to 100%	69,983	44,582	18,590	15,374	2,184	517	151,230
Greater than 100%	566	2,035	2,314	3,137	479	194	8,725
Total 20- and 30-year or more, amortizing fixed-rate	270,116	261,486	216,159	378,287	809,560	1,304,902	3,240,510
Current-year 20- and 30-year or more, amortizing fixed-rate write-offs	5	56	92	176	106	242	677
15-year or less, amortizing fixed-rate:
Less than or equal to 80%	13,753	6,794	5,149	26,742	125,837	141,455	319,730
Greater than 80% and less than or equal to 90%	1,464	440	127	82	6	—	2,119
Greater than 90% and less than or equal to 100%	619	88	11	13	—	—	731
Greater than 100%	1	2	1	—	—	—	4
Total 15-year or less, amortizing fixed-rate	15,837	7,324	5,288	26,837	125,843	141,455	322,584
Current-year 15-year or less, amortizing fixed-rate write-offs	—	1	1	3	1	3	9
Adjustable-rate:
Less than or equal to 80%	4,550	1,324	1,533	3,956	4,859	7,841	24,063
Greater than 80% and less than or equal to 90%	1,493	442	432	560	32	4	2,963
Greater than 90% and less than or equal to 100%	987	206	131	165	9	1	1,499
Greater than 100%	2	3	24	51	1	—	81
Total adjustable-rate	7,032	1,975	2,120	4,732	4,901	7,846	28,606
Current-year adjustable-rate write-offs	—	—	1	1	—	—	2
Other:
Less than or equal to 80%	—	—	—	—	—	14,701	14,701
Greater than 80% and less than or equal to 90%	—	—	—	—	—	45	45
Greater than 90% and less than or equal to 100%	—	—	—	—	—	21	21
Greater than 100%	—	—	—	—	—	21	21
Total other	—	—	—	—	—	14,788	14,788
Current-year other write-offs	—	—	—	—	—	35	35
Total for all classes by LTV ratio:(2)
Less than or equal to 80%	$163,343	$160,536	$149,624	$337,271	$922,745	$1,465,398	$3,198,917
Greater than 80% and less than or equal to 90%	57,484	63,333	52,872	53,845	14,886	2,839	245,259
Greater than 90% and less than or equal to 100%	71,589	44,876	18,732	15,552	2,193	539	153,481
Greater than 100%	569	2,040	2,339	3,188	480	215	8,831
Total	$292,985	$270,785	$223,567	$409,856	$940,304	$1,468,991	$3,606,488
Total current-year write-offs	$5	$57	$94	$180	$107	$280	$723

Fannie Mae (In conservatorship) 2025 Form 10-K	F-29

Notes to Consolidated Financial Statements | Mortgage Loans

	Credit Quality Indicators of December 31, 2024, and Write-offs for the Year Ended December 31, 2024, by Year of Origination(1)
	2024	2023	2022	2021	2020	Prior	Total
	(Dollars in millions)
Estimated mark-to-market LTV ratio:(2)
20- and 30-year or more, amortizing fixed-rate:
Less than or equal to 80%	$156,136	$161,237	$324,160	$849,984	$714,620	$710,162	$2,916,299
Greater than 80% and less than or equal to 90%	53,904	67,163	71,059	18,333	2,078	1,338	213,875
Greater than 90% and less than or equal to 100%	67,749	27,468	16,801	1,757	233	205	114,213
Greater than 100%	266	670	1,616	208	48	133	2,941
Total 20- and 30-year or more, amortizing fixed-rate	278,055	256,538	413,636	870,282	716,979	711,838	3,247,328
Current-year 20- and 30-year or more, amortizing fixed-rate write-offs	2	43	130	114	71	261	621
15-year or less, amortizing fixed-rate:
Less than or equal to 80%	7,508	6,455	31,140	145,254	102,032	75,904	368,293
Greater than 80% and less than or equal to 90%	576	314	168	11	—	—	1,069
Greater than 90% and less than or equal to 100%	323	24	16	1	—	—	364
Greater than 100%	—	—	1	—	—	—	1
Total 15-year or less, amortizing fixed-rate	8,407	6,793	31,325	145,266	102,032	75,904	369,727
Current-year 15-year or less, amortizing fixed-rate write-offs	—	1	2	2	1	4	10
Adjustable-rate:
Less than or equal to 80%	1,471	1,790	4,369	5,400	1,478	8,159	22,667
Greater than 80% and less than or equal to 90%	434	502	729	44	5	2	1,716
Greater than 90% and less than or equal to 100%	272	154	165	4	1	1	597
Greater than 100%	—	8	29	1	—	—	38
Total adjustable-rate	2,177	2,454	5,292	5,449	1,484	8,162	25,018
Current-year adjustable-rate write-offs	—	—	1	—	—	1	2
Other:
Less than or equal to 80%	—	—	—	—	—	16,945	16,945
Greater than 80% and less than or equal to 90%	—	—	—	—	—	58	58
Greater than 90% and less than or equal to 100%	—	—	—	—	—	27	27
Greater than 100%	—	—	—	—	—	24	24
Total other	—	—	—	—	—	17,054	17,054
Current-year other write-offs	—	—	—	—	—	37	37
Total for all classes by LTV ratio:(2)
Less than or equal to 80%	$165,115	$169,482	$359,669	$1,000,638	$818,130	$811,170	$3,324,204
Greater than 80% and less than or equal to 90%	54,914	67,979	71,956	18,388	2,083	1,398	216,718
Greater than 90% and less than or equal to 100%	68,344	27,646	16,982	1,762	234	233	115,201
Greater than 100%	266	678	1,646	209	48	157	3,004
Total	$288,639	$265,785	$450,253	$1,020,997	$820,495	$812,958	$3,659,127
Total current-year write-offs	$2	$44	$133	$116	$72	$303	$670
(1)Excludes amortized cost of $2.8 billion and $3.6 billion as of December 31, 2025 and 2024, respectively, of mortgage loans guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies, which represents primarily reverse mortgages for which we do not calculate an estimated mark-to-market LTV ratio. For the years ended December 31, 2025 and 2024, it also excludes write-offs of $6 million and $47 million, respectively, of mortgage loans guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies. Year of loan origination may not be the same as the period in which we subsequently acquired the loan.
(2)The aggregate estimated mark-to-market LTV ratio is based on the UPB of the loan divided by the estimated current value of the property as of the end of each reported period, which we calculate using an internal valuation model that estimates periodic changes in home value.

Fannie Mae (In conservatorship) 2025 Form 10-K	F-30

Notes to Consolidated Financial Statements | Mortgage Loans
The following tables display the total amortized cost of our multifamily mortgage loans by year of origination and credit-
risk rating. Property rental income and property valuations are key inputs to our internally assigned credit risk ratings.
The tables below also include current year write-offs of our multifamily mortgage loans by year of origination.

	Credit Quality Indicators as of December 31, 2025 and Write-offs for the Year Ended December 31, 2025, by Year of Origination(1)
	2025	2024	2023	2022	2021	Prior	Total
	(Dollars in millions)
Internally assigned credit risk rating:
Pass(2)	$67,503	$52,368	$48,990	$49,486	$58,248	$218,704	$495,299
Special mention(3)	—	187	124	155	246	793	1,505
Substandard(4)	378	1,920	3,753	6,567	3,291	11,239	27,148
Doubtful(5)	—	—	—	—	—	1	1
Total	$67,881	$54,475	$52,867	$56,208	$61,785	$230,737	$523,953
Current-year write-offs	$—	$17	$111	$108	$66	$168	$470

	Credit Quality Indicators as of December 31, 2024 and Write-offs for the Year Ended December 31, 2024, by Year of Origination(1)
	2024	2023	2022	2021	2020	Prior	Total
	(Dollars in millions)
Internally assigned credit risk rating:
Pass(2)	$49,867	$51,194	$49,570	$59,687	$71,657	$175,887	$457,862
Special mention(3)	54	68	165	353	162	280	1,082
Substandard(4)	429	2,626	9,045	3,259	2,500	12,820	30,679
Doubtful(5)	—	42	—	62	—	—	104
Total	$50,350	$53,930	$58,780	$63,361	$74,319	$188,987	$489,727
Current-year write-offs	$—	$81	$192	$16	$27	$189	$505
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
We offer the following types of restructurings to single-family borrowers that only result in a payment delay:
•a forbearance plan is a short-term loss mitigation option which grants a period of time (typically in 6-month increments and generally do not exceed a total of 12 months) during which the borrower’s monthly payment obligations are reduced or suspended. A forbearance plan does not impact our reporting of when a loan is

Fannie Mae (In conservatorship) 2025 Form 10-K	F-31

Notes to Consolidated Financial Statements | Mortgage Loans
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
•capitalization of past due amounts, a form of payment delay, which capitalizes interest and other eligible default related amounts that were advanced on behalf of the borrower that are past due into the UPB; and
•a term extension, which may extend the contractual maturity date of the loan up to 40 years from the effective date of the modification.
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
forbearance, or some combination of these terms. In some instances when a loan is restructured, we may require additional collateral, which may take the form of a guaranty from another entity, to further mitigate the risk of nonperformance.

Fannie Mae (In conservatorship) 2025 Form 10-K	F-32

Notes to Consolidated Financial Statements | Mortgage Loans
Restructurings for Borrowers Experiencing Financial Difficulty
The following tables display the amortized cost of mortgage loans that were restructured, during the periods indicated, presented by portfolio segment and class of financing receivable.

	For the Year Ended December 31, 2025
	Payment Delay (Only)
	Forbearance Plan	Payment Deferral	Trial Modification and Repayment Plans	Payment Delay and Term Extension(1)	Payment Delay, Term Extension, Interest Rate Reduction, and Other(1)	Total	Percentage of Total by Financing Class(2)
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$11,621	$10,333	$9,609	$10,982	$834	$43,379	1%
15-year or less, amortizing fixed- rate	434	311	279	136	5	1,165	*
Adjustable-rate	68	31	35	—	7	141	*
Other	61	96	100	70	25	352	2
Total single-family	12,184	10,771	10,023	11,188	871	45,037	1
Multifamily	635	—	—	—	96	731	*
Total(3)	$12,819	$10,771	$10,023	$11,188	$967	$45,768	1%

	For the Year Ended December 31, 2024
	Payment Delay (Only)
	Forbearance Plan	Payment Deferral	Trial Modification and Repayment Plans	Payment Delay and Term Extension(1)	Payment Delay, Term Extension, Interest Rate Reduction, and Other(1)	Total	Percentage of Total by Financing Class(2)
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$11,545	$10,786	$8,473	$8,750	$165	$39,719	1%
15-year or less, amortizing fixed- rate	476	342	276	4	1	1,099	*
Adjustable-rate	58	38	29	—	8	133	1
Other	67	122	102	76	37	404	2
Total single-family	12,146	11,288	8,880	8,830	211	41,355	1
Multifamily	151	—	—	—	1,119	1,270	*
Total(3)	$12,297	$11,288	$8,880	$8,830	$1,330	$42,625	1%

Fannie Mae (In conservatorship) 2025 Form 10-K	F-33

Notes to Consolidated Financial Statements | Mortgage Loans

	For the Year Ended December 31, 2023
	Payment Delay (Only)
	Forbearance Plan	Payment Deferral	Trial Modification and Repayment Plans	Payment Delay and Term Extension(1)	Payment Delay, Term Extension and Interest Rate Reduction(1)	Total	Percentage of Total by Financing Class(2)
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$10,935	$10,653	$7,146	$6,728	$380	$35,842	1%
15-year or less, amortizing fixed- rate	472	421	273	2	1	1,169	*
Adjustable-rate	65	36	27	—	9	137	1
Other	120	136	142	115	74	587	2
Total single-family	11,592	11,246	7,588	6,845	464	37,735	1
Multifamily	562	—	—	—	992	1,554	*
Total(3)	$12,154	$11,246	$7,588	$6,845	$1,456	$39,289	1%
*Represents less than 0.5% of total by financing class.
(1)Represents loans that received a contractual modification.
(2)Based on the amortized cost basis as of period end, divided by the period end amortized cost basis of the corresponding class of financing receivable.
(3)Excludes $2.0 billion, $1.7 billion and $1.8 billion for the years ended December 31, 2025, 2024 and 2023, respectively, for loans that were the subject of loss mitigation activity during the period that paid off, were repurchased or were sold prior to period end. Also excludes loans that liquidated either through foreclosure, deed-in-lieu of foreclosure, or a short sale. Loans may move from one category to another, as a result of the restructuring(s) they received during the period.
Our estimate of future credit losses uses a lifetime methodology, derived from modeled loan performance based on extensive historical experience of loans with similar risk characteristics, adjusted to reflect current conditions and reasonable and supportable forecasts. The historical loss experience used in our single-family and multifamily credit loss models includes the impact of the loss mitigation options provided to borrowers experiencing financial difficulty, and also includes the impact of projected loss severities as a result of a loan default.

Fannie Mae (In conservatorship) 2025 Form 10-K	F-34

Notes to Consolidated Financial Statements | Mortgage Loans
The following tables summarize the financial impacts of loan modifications and payment deferrals made to single-family mortgage loans presented by class of financing receivable. We discuss the qualitative impacts of forbearance plans, repayment plans, and trial modifications earlier in this note. As a result, those loss mitigation options are excluded from the table below.

	For the Year Ended December 31, 2025
	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (in Months)	Average Amount Capitalized as a Result of a Payment Delay(1)
Loan by class of financing receivable:(2)
20- and 30-year or more, amortizing fixed-rate	0.57%	147	$13,269
15-year or less, amortizing fixed-rate	0.86	51	9,762
Adjustable-rate	0.87	—	9,865
Other	1.11	148	13,787

	For the Year Ended December 31, 2024
	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (in Months)	Average Amount Capitalized as a Result of a Payment Delay(1)
Loan by class of financing receivable:(2)
20- and 30-year or more, amortizing fixed-rate	0.68%	161	$13,000
15-year or less, amortizing fixed-rate	1.77	80	10,534
Adjustable-rate	2.55	—	10,710
Other	0.82	168	18,511

	For the Year Ended December 31, 2023
	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (in Months)	Average Amount Capitalized as a Result of a Payment Delay(1)
Loan by class of financing receivable:(2)
20- and 30-year or more, amortizing fixed-rate	1.06%	171	$16,186
15-year or less, amortizing fixed-rate	1.62	72	14,236
Adjustable-rate	1.62	—	14,608
Other	1.36	189	20,910
(1)Represents the average amount of delinquency-related amounts that were capitalized as part of the loan balance. Amounts are in whole dollars.
(2)Excludes the financial effects of modifications for loans that were paid off or otherwise liquidated as of period end.
The following tables display the amortized cost of mortgage loans that defaulted during the period and had received a completed modification or payment deferral in the twelve months prior to the payment default. For purposes of this disclosure, we define loans that had a payment default as single-family loans with completed modifications that are two or more months delinquent during the period; or multifamily loans with completed modifications that are one or more months delinquent during the period. For loans that receive a forbearance plan, repayment plan or trial modification, these loss mitigation options generally remain in default until the loan is no longer delinquent as a result of the payment of all past-due amounts or as a result of a loan modification or payment deferral. Therefore, forbearance plans, repayment plans and trial modifications are not included in default tables below.

Fannie Mae (In conservatorship) 2025 Form 10-K	F-35

Notes to Consolidated Financial Statements | Mortgage Loans

	For the Year Ended December 31, 2025
	Payment Delay as a Result of a Payment Deferral (Only)	Payment Delay and Term Extension	Payment Delay, Term Extension, Interest Rate Reduction, and Other	Total
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$2,997	$2,396	$141	$5,534
15-year or less, amortizing fixed-rate	69	10	1	80
Adjustable-rate	8	—	1	9
Other	28	15	7	50
Total single-family	3,102	2,421	150	5,673
Multifamily	—	—	11	11
Total loans that subsequently defaulted(1)(2)	$3,102	$2,421	$161	$5,684

	For the Year Ended December 31, 2024
	Payment Delay as a Result of a Payment Deferral (Only)	Payment Delay and Term Extension	Payment Delay, Term Extension, Interest Rate Reduction, and Other	Total
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$3,209	$1,786	$35	$5,030
15-year or less, amortizing fixed-rate	79	—	—	79
Adjustable-rate	12	—	3	15
Other	37	13	14	64
Total single-family	3,337	1,799	52	5,188
Multifamily	—	—	—	—
Total loans that subsequently defaulted(1)(2)	$3,337	$1,799	$52	$5,188

	For the Year Ended December 31, 2023
	Payment Delay as a Result of a Payment Deferral (Only)	Payment Delay and Term Extension	Payment Delay, Term Extension and Interest Rate Reduction	Total
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$1,933	$1,078	$233	$3,244
15-year or less, amortizing fixed-rate	57	—	1	58
Adjustable-rate	5	—	2	7
Other	23	22	19	64
Total single-family	2,018	1,100	255	3,373
Multifamily	—	—	—	—
Total loans that subsequently defaulted(1)(2)	$2,018	$1,100	$255	$3,373
(1)Represents amortized cost as of period end. Excludes loans that liquidated either through foreclosure, deed-in-lieu of foreclosure, or a short sale.
(2)For each of the three months ended December 31, 2025, 2024, and 2023, the substantial majority of loans that received a completed modification or payment deferral did not default during the corresponding fourth quarter.
The following tables display an aging analysis of mortgage loans that were restructured during the twelve months prior to December 31, 2025, 2024 and 2023, respectively, presented by portfolio segment and class of financing receivable.

Fannie Mae (In conservatorship) 2025 Form 10-K	F-36

Notes to Consolidated Financial Statements | Mortgage Loans

	As of December 31, 2025(1)
	30-59 Days Delinquent	60-89 Days Delinquent(2)	Seriously Delinquent	Total Delinquent	Current	Total
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$4,953	$3,546	$13,424	$21,923	$16,063	$37,986
15-year or less, amortizing fixed-rate	127	87	334	548	496	1,044
Adjustable-rate	12	12	55	79	55	134
Other	50	29	110	189	124	313
Total single-family loans modified	5,142	3,674	13,923	22,739	16,738	39,477
Multifamily	—	N/A	587	587	145	732
Total loans restructured(3)	$5,142	$3,674	$14,510	$23,326	$16,883	$40,209

	As of December 31, 2024(1)
	30-59 Days Delinquent	60-89 Days Delinquent(2)	Seriously Delinquent	Total Delinquent	Current	Total
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$4,560	$3,649	$13,343	$21,552	$12,986	$34,538
15-year or less, amortizing fixed-rate	123	113	398	634	372	1,006
Adjustable-rate	17	16	50	83	41	124
Other	48	34	129	211	132	343
Total single-family loans modified	4,748	3,812	13,920	22,480	13,531	36,011
Multifamily	35	N/A	61	96	1,174	1,270
Total loans restructured(3)	$4,783	$3,812	$13,981	$22,576	$14,705	$37,281

	As of December 31, 2023(1)
	30-59 Days Delinquent	60-89 Days Delinquent(2)	Seriously Delinquent	Total Delinquent	Current	Total
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$3,520	$2,323	$11,955	$17,798	$13,598	$31,396
15-year or less, amortizing fixed-rate	111	76	409	596	473	1,069
Adjustable-rate	11	9	56	76	50	126
Other	61	39	165	265	252	517
Total single-family loans modified	3,703	2,447	12,585	18,735	14,373	33,108
Multifamily	—	N/A	557	557	998	1,555
Total loans restructured(3)	$3,703	$2,447	$13,142	$19,292	$15,371	$34,663
(1)As of December 31, 2025, 2024, and 2023, the substantial majority of loans that received a completed modification or payment deferral during the respective fourth quarter were not delinquent as of the corresponding year-end.
(2)Multifamily loans 60-89 days delinquent are included in the seriously delinquent column.
(3)Represents the amortized cost basis as of period end.

Fannie Mae (In conservatorship) 2025 Form 10-K	F-37

Notes to Consolidated Financial Statements | Mortgage Loans
Nonaccrual Loans
The table below displays the accrued interest receivable written off through the reversal of interest income for nonaccrual loans. See “Note 1, Summary of Significant Accounting Policies” for information about our accounting policy for nonaccrual loans.

	For the Year Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Accrued interest receivable written off through the reversal of interest income:
Single-family	$412	$391	$325
Multifamily	35	32	49
The table below displays the amortized cost of and interest income recognized on mortgage loans on nonaccrual status, presented by portfolio segment and class of financing receivable.

	As of December 31,				For the Year Ended December 31,
	2025	2024	2023	2022	2025	2024	2023
	Amortized Cost(1)				Total Interest Income Recognized(2)
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$26,221	$25,218	$21,971	$9,447	$513	$481	$379
15-year or less, amortizing fixed- rate	692	770	727	200	10	11	9
Adjustable-rate	114	114	109	53	3	3	2
Other	421	482	508	617	8	10	10
Total single-family	27,448	26,584	23,315	10,317	534	505	400
Multifamily	3,312	2,517	1,890	2,200	43	55	41
Total nonaccrual loans	$30,760	$29,101	$25,205	$12,517	$577	$560	$441
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
Non-Cash Activities Related to Mortgage Loans
The table below displays non-cash activities related to mortgage loans.

	For the Year Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Non-cash activities related to mortgage loans:
Mortgage loans acquired by assuming debt	$164,779	$151,123	$140,162
Net transfers from mortgage loans of Fannie Mae to mortgage loans of consolidated trusts	113,096	123,333	117,885
Mortgage loans received by consolidated trusts to satisfy advances to lenders	111,437	94,294	103,141
Transfers from mortgage loans to other assets(1)	2,824	2,799	4,160
(1)Transfers from mortgage loans to other assets includes foreclosures, pre-foreclosure sales, third-party sales and conveyances.

Fannie Mae (In conservatorship) 2025 Form 10-K	F-38

Notes to Consolidated Financial Statements | Allowance for Credit Losses
5.  Allowance for Credit Losses
We maintain an allowance for credit losses for HFI loans held by Fannie Mae and by consolidated Fannie Mae MBS trusts. In addition, we maintain allowances for credit losses on advances of pre-foreclosure costs, accrued interest receivable, guaranty loss reserves, and credit reserves on AFS debt securities.
The following table displays changes in single-family and multifamily allowance for credit losses as well as the components of the single-family and multifamily allowance for credit losses.

	For the Year Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Single-family allowance for credit losses:
Beginning balance	$(5,487)	$(6,868)	$(9,703)
(Provision) benefit for credit losses	(1,323)	938	2,165
Write-offs	740	733	880
Recoveries	(202)	(290)	(210)
Ending balance	$(6,272)	$(5,487)	$(6,868)
Multifamily allowance for credit losses:
Beginning balance	$(2,399)	$(2,066)	$(1,913)
(Provision) benefit for credit losses	(283)	(752)	(495)
Write-offs	470	505	401
Recoveries	(108)	(86)	(59)
Ending balance	$(2,320)	$(2,399)	$(2,066)
Total allowance for credit losses:
Beginning balance	$(7,886)	$(8,934)	$(11,616)
(Provision) benefit for credit losses	(1,606)	186	1,670
Write-offs	1,210	1,238	1,281
Recoveries	(310)	(376)	(269)
Ending balance	$(8,592)	$(7,886)	$(8,934)

Components of allowance for credit losses
	For the Year Ended December 31,
	2025	2024	2023
Single-family allowance for credit losses:
Allowance for loan losses	$(6,056)	$(5,319)	$(6,671)
Other(1)	(216)	(168)	(197)
Total	$(6,272)	$(5,487)	$(6,868)

Multifamily allowance for credit losses:
Allowance for loan losses	$(2,308)	$(2,388)	$(2,059)
Other(1)	(12)	(11)	(7)
Total	$(2,320)	$(2,399)	$(2,066)

Total allowance for credit losses:
Allowance for loan losses	$(8,364)	$(7,707)	$(8,730)
Other(1)	(228)	(179)	(204)
Total	$(8,592)	$(7,886)	$(8,934)
(1)Consists of allowance for credit losses on advances of pre-foreclosure costs, accrued interest receivable, our guaranty loss reserves, and credit reserves on our AFS debt securities. Pre-foreclosure costs represent advances for property taxes and insurance receivables.

Fannie Mae (In conservatorship) 2025 Form 10-K	F-39

Notes to Consolidated Financial Statements | Allowance for Credit Losses
Our estimate of credit losses can vary substantially from period to period due to factors such as changes in actual and forecasted home prices, property valuations, and fluctuations in actual and forecasted interest rates. Other drivers include the volume and credit risk profile of our new acquisitions, borrower payment behavior; events such as natural disasters or pandemics; the type, volume and effectiveness of our loss mitigation activities, including forbearances and loan modifications, the volume of completed foreclosures and the volume and pricing of loans redesignated from HFI to
HFS. In addition, updates to the models, assumptions, and data used in determining our estimate for credit losses can impact our allowance. Changes in our estimate of credit losses are recognized as “(Provision) benefit for credit losses”
in our consolidated statements of operations and comprehensive income.
Our single-family provision for credit losses in 2025 was primarily driven by current-year loan acquisitions and by loan delinquencies.
•Provision for newly acquired loans. The provision for newly acquired loans was largely attributable to our 2025 single-family acquisitions, which primarily consisted of purchase loans. At acquisition, we record expected lifetime credit losses for newly acquired loans, resulting in provision for credit losses. Purchase loans generally have higher original LTV ratios than refinance loans, and as a result, generally carry higher expected lifetime credit losses than refinance loans.
•Provision from loan delinquencies. As loans migrate into delinquency status, expected credit losses increase due to higher probabilities of default and greater potential loss severity assumptions. For 2025, provision related to loan delinquencies was primarily driven by loans that became newly delinquent during the year, as well as an increase in the population of loans that were 60 days or more past due, which resulted in higher expected credit losses.
Our single-family benefit for credit losses for 2024 was primarily driven by improvements to our longer-term single-family home price forecast, partially offset by provision from the risk profile of newly acquired loans, and provision related to higher mortgage interest rates.
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
Our multifamily provision for credit losses in 2025 was primarily driven by an increase in delinquencies including provision from seriously delinquent loans that were written down to the net recoverable amount of the loans’ collateral value during the period. These factors were partially offset by a slightly improved long-term forecast of multifamily property net operating income (“NOI”) and property values.
Our multifamily provision for credit losses in 2024 was primarily driven by declining multifamily property values, an increase in multifamily loan delinquencies, and provision related to our estimate of losses on loans involving fraud or suspected fraud. These factors were partially offset by an improved long-term forecast of multifamily property NOI.
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
•Benefit relating to improved NOI forecast. Our forecast of NOI on multifamily properties improved compared to our prior forecast, which also positively impacted our projection of multifamily property values. This improvement in our NOI forecast was primarily due to a refinement of our forecast assumptions to use the average NOI historical growth rate for a longer period of the forecast.

Fannie Mae (In conservatorship) 2025 Form 10-K	F-40

Notes to Consolidated Financial Statements | Investments in Securities
6.  Investments in Securities
The following table displays our investments in securities.

	As of December 31,
	2025	2024
	(Dollars in millions)
Trading securities:
Mortgage-related securities (includes $522 million and $300 million, respectively, related to consolidated trusts)	$14,291	$1,098
Non-mortgage-related securities	55,223	77,630
Total trading securities	69,514	78,728
Available-for-sale securities (amortized cost of $400 million and $487 million, respectively)	375	469
Total investments in securities	$69,889	$79,197
The following table displays information about our net trading gains (losses).

	For the Year Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Net trading gains (losses)	$1,482	$570	$1,006
Net trading gains (losses) recognized in the period related to securities still held at period end	1,090	367	1,041
There were no significant gross unrealized gains or losses on our AFS investment portfolio as of December 31, 2025 or
2024. Additionally, the allowance for credit losses on our AFS investment portfolio was not significant as of December
31, 2025 or 2024.
There were no sales of AFS securities during the years ended December 31, 2025, 2024, or 2023.
7.  Financial Guarantees
We recognize a guaranty obligation for our obligation to stand ready to perform on our guarantees to unconsolidated trusts and other guaranty arrangements. These off-balance sheet guarantees expose us to credit losses primarily relating to the UPB of our unconsolidated Fannie Mae MBS and other financial guarantees. As of December 31, 2025, the maximum remaining contractual term of our guarantees was 30 years; however, the actual term of each guaranty may be significantly less than the contractual term based on the prepayment characteristics of the related mortgage loans. We measure our guaranty reserve for estimated credit losses for off-balance sheet exposures over the contractual period for which they are exposed to the credit risk, unless that obligation is unconditionally cancellable by the issuer.
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
concluded that the associated credit risk is negligible. Accordingly, we exclude from the following table Freddie Mac securities backing unconsolidated Fannie Mae-issued structured securities of $184.3 billion and $200.1 billion as of
December 31, 2025 and 2024, respectively.

Fannie Mae (In conservatorship) 2025 Form 10-K	F-41

Notes to Consolidated Financial Statements | Financial Guarantees
The following table displays our off-balance sheet maximum exposure, guaranty obligation recognized in our consolidated balance sheets and the potential maximum recovery from third parties through available credit enhancements and recourse related to our financial guarantees.

	As of December 31,
	2025			2024
	Maximum Exposure	Guaranty Obligation	Maximum Recovery(1)	Maximum Exposure	Guaranty Obligation	Maximum Recovery(1)
	(Dollars in millions)
Unconsolidated Fannie Mae MBS	$2,229	$13	$2,187	$2,484	$13	$2,432
Other guaranty arrangements(2)	9,151	83	2,132	8,914	56	1,954
Total	$11,380	$96	$4,319	$11,398	$69	$4,386
(1)Recoverability of such credit enhancements and recourse is subject to, among other factors, the ability of our mortgage insurers and the
U.S. government, as a financial guarantor, to meet their obligations to us. For information on our mortgage insurers, see “Note 14,
Concentrations of Credit Risk.”
(2)Primarily consists of credit enhancements and long-term standby commitments.
8.  Short-Term and Long-Term Debt
Short-Term Debt
The following table displays our outstanding short-term debt (debt with an original contractual maturity of one year or less) and weighted-average interest rates of this debt.

	As of December 31,
	2025		2024
	Outstanding	Weighted- Average Interest Rate(1)	Outstanding	Weighted- Average Interest Rate(1)
	(Dollars in millions)
Short-term debt of Fannie Mae	$24,538	3.66%	$11,188	4.33%
(1)Includes the effects of discounts, premiums and other cost basis adjustments.
Long-Term Debt
Long-term debt represents debt with an original contractual maturity of greater than one year. The following table displays our outstanding long-term debt.

	As of December 31,
	2025			2024
	Maturities	Outstanding(1)	Weighted- Average Interest Rate(2)	Maturities	Outstanding(1)	Weighted- Average Interest Rate(2)
	(Dollars in millions)
Senior fixed:
Benchmark notes and bonds	2026 - 2030	$26,649	4.16%	2025 - 2030	$44,655	2.87%
Medium-term notes(3)	2026 - 2035	31,430	3.25	2025 - 2034	42,208	2.21
Other(4)	2026 - 2038	6,609	3.87	2025 - 2038	6,632	3.98
Total senior fixed		64,688	3.70		93,495	2.66
Senior floating:
Medium-term notes(3)	2026 - 2027	36,437	3.93	2026 - 2027	32,435	4.67
Other(5)	2028 - 2037	1,626	10.99	2025 - 2037	2,304	10.68
Total senior floating		38,063	4.23		34,739	5.07
Total long-term debt of Fannie Mae(6)		102,751	3.89		128,234	3.30
Debt of consolidated trusts	2026 - 2064	4,053,140	3.14	2025 - 2063	4,088,675	2.96
Total long-term debt		$4,155,891	3.16%		$4,216,909	2.97%

Fannie Mae (In conservatorship) 2025 Form 10-K	F-42

Notes to Consolidated Financial Statements | Short-Term and Long-Term Debt
(1)Outstanding debt balance consists of the UPB, premiums and discounts, fair value adjustments, hedge-related basis adjustments, and other cost basis adjustments.
(2)Excludes the effects of fair value adjustments and hedge-related basis adjustments.
(3)Includes long-term debt with an original contractual maturity of greater than 1 year and up to 10 years, excluding zero-coupon debt.
(4)Includes other long-term debt with an original contractual maturity of greater than 10 years and foreign exchange bonds.
(5)Consists of structured debt instruments that are reported at fair value and CAS securities issued prior to November 2018.
(6)Includes unamortized discounts and premiums, fair value adjustments, hedge-related cost basis adjustments, and other cost basis adjustments in a net discount position of $2.6 billion and $3.6 billion as of December 31, 2025 and 2024, respectively.
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
Our other long-term debt primarily includes callable and non-callable securities, which include all long-term non-
Benchmark securities, such as zero-coupon bonds, fixed rate and other long-term securities, and are generally negotiated underwritings with one or more dealers or dealer banks.
Characteristics of Debt
As of December 31, 2025 and 2024, the face amount of our debt securities of Fannie Mae was $130.0 billion and
$143.1 billion, respectively. As of December 31, 2025, we had zero-coupon debt with a face amount of $24.8 billion, which had an effective interest rate of 3.67%. As of December 31, 2024, we had zero-coupon debt with a face amount of $11.5 billion, which had an effective interest rate of 4.36%.
We issue callable debt instruments to manage the duration and prepayment risk of expected cash flows of the mortgage assets we own. Our outstanding debt as of December 31, 2025 and 2024 included $35.4 billion and $41.0 billion, respectively, of callable debt that could be redeemed, in whole or in part, at our option on or after a specified date.
The following table displays the amount of our long-term debt as of December 31, 2025 by year of maturity for each of the years 2026 through 2030 and thereafter. The first column assumes that we pay off this debt at maturity or on the call date if the call has been announced, while the second column assumes that we redeem our callable debt at the next available call date.

	Long-Term Debt by Year of Maturity	Assuming Callable Debt Redeemed at Next Available Call Date
	(Dollars in millions)
2026	$41,035	$68,344
2027	13,053	14,390
2028	8,896	1,443
2029	6,840	2,829
2030	27,296	14,165
Thereafter	5,631	1,580
Total long-term debt of Fannie Mae(1)	102,751	102,751
Debt of consolidated trusts(2)	4,053,140	4,053,140
Total long-term debt	$4,155,891	$4,155,891
(1)Includes unamortized discounts and premiums, fair value adjustments, hedge-related cost basis adjustments, and other cost basis adjustments.
(2)Contractual maturity of debt of consolidated trusts is not a reliable indicator of expected maturity because borrowers of the underlying loans generally have the right to prepay their obligations at any time.

Fannie Mae (In conservatorship) 2025 Form 10-K	F-43

Notes to Consolidated Financial Statements | Derivative Instruments
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
a qualifying designated hedging relationship in “Fair value gains (losses), net” in our consolidated statements of operations and comprehensive income. The objective of our fair value hedges is to reduce GAAP earnings volatility related to changes in benchmark interest rates.

Fannie Mae (In conservatorship) 2025 Form 10-K	F-44

Notes to Consolidated Financial Statements | Derivative Instruments
Notional and Fair Value Position of our Derivatives
The following table displays the notional amount and estimated fair value of our asset and liability derivative instruments, including derivative instruments designated as hedges.

	As of December 31,
	2025			2024
	Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
		Asset Derivatives	Liability Derivatives		Asset Derivatives	Liability Derivatives
	(Dollars in millions)
Risk management derivatives designated as hedging instruments:
Swaps:(1)
Pay-fixed	$38,759	$—	$—	$26,704	$—	$—
Receive-fixed	8,439	—	—	10,057	—	—
Total risk management derivatives designated as hedging instruments	47,198	—	—	36,761	—	—
Risk management derivatives not designated as hedging instruments:
Swaps:(1)
Pay-fixed	199,744	—	—	146,628	—	—
Receive-fixed	194,394	145	(1,082)	135,686	71	(2,164)
Basis	250	28	—	250	26	—
Foreign currency	334	—	(56)	310	—	(81)
Swaptions:(1)
Pay-fixed	11,956	91	(4)	7,006	280	(31)
Receive-fixed	11,661	13	(114)	5,916	24	(92)
Futures(1)	11,546	—	—	86	—	—
Total risk management derivatives not designated as hedging instruments	429,885	277	(1,256)	295,882	401	(2,368)
Netting adjustment(2)	—	(199)	1,242	—	(362)	2,367
Total risk management derivatives portfolio	477,083	78	(14)	332,643	39	(1)
Mortgage commitment derivatives:
Mortgage commitments to purchase whole loans	4,005	7	(1)	2,634	1	(9)
Forward contracts to purchase mortgage- related securities	47,122	48	(13)	31,883	3	(118)
Forward contracts to sell mortgage-related securities	111,868	—	(117)	78,934	108	(10)
Total mortgage commitment derivatives	162,995	55	(131)	113,451	112	(137)
Credit enhancement derivatives	27,269	44	(3)	28,775	28	(16)
Other derivatives	732	—	(4)	—	—	—
Derivatives at fair value	$668,079	$177	$(152)	$474,869	$179	$(154)
(1)Centrally cleared derivatives have no ascribable fair value because the positions are settled daily.
(2)The netting adjustment represents the effect of the legal right to offset under legally enforceable master netting arrangements to settle with the same counterparty on a net basis, including cash collateral posted and received. Cash collateral posted was $1.1 billion and $2.0 billion as of December 31, 2025 and 2024, respectively. Cash collateral received was $27 million and $3 million as of December 31, 2025 and 2024, respectively.

Fannie Mae (In conservatorship) 2025 Form 10-K	F-45

Notes to Consolidated Financial Statements | Derivative Instruments
The following table displays, by type of derivative instrument, the fair value gains and losses, net on our derivatives.

	For the Year Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Risk management derivatives:
Swaps:
Pay-fixed	$(1,003)	$1,472	$(1,441)
Receive-fixed	1,806	242	2,441
Basis	4	(22)	39
Foreign currency	25	(15)	32
Swaptions:
Pay-fixed	(190)	66	(2)
Receive-fixed	(60)	(20)	(10)
Futures	21	1	—
Net contractual interest expense on interest-rate swaps	(532)	(964)	(711)
Total risk management derivatives fair value gains (losses), net	71	760	348
Mortgage commitment derivatives fair value gains (losses), net	(1,006)	533	120
Credit enhancement derivatives fair value gains (losses), net	(23)	(82)	46
Other derivatives fair value gains (losses), net	1	—	—
Total derivatives fair value gains (losses), net	$(957)	$1,211	$514
Effect of Fair Value Hedge Accounting
The following table displays the effect of fair value hedge accounting on our consolidated statements of operations and comprehensive income, including gains and losses recognized on fair value hedging relationships.

		For the Year Ended December 31,
		2025		2024
		Interest Income: Mortgage Loans	Interest Expense: Long- Term Debt	Interest Income: Mortgage Loans	Interest Expense: Long- Term Debt
	(Dollars in millions)
Total amounts presented in our consolidated statements of operations and comprehensive income		$152,149	$(129,425)	$144,152	$(121,223)

Gains (losses) from fair value hedging relationships:
Mortgage loans HFI and related interest-rate contracts:
Hedged items		$441	$—	$(675)	$—
Discontinued hedge-related basis adjustment amortization		31	—	33	—
Derivatives designated as hedging instruments		(364)	—	636	—
Interest accruals on derivative hedging instruments		217	—	315	—
Debt of Fannie Mae and related interest-rate contracts:
Hedged items		—	(233)	—	502
Discontinued hedge-related basis adjustment amortization		—	(802)	—	(863)
Derivatives designated as hedging instruments		—	224	—	(363)
Interest accruals on derivative hedging instruments		—	(91)	—	(425)
Gains (losses) recognized in net interest income on fair value hedging relationships		$325	$(902)	$309	$(1,149)

Fannie Mae (In conservatorship) 2025 Form 10-K	F-46

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
include both open and discontinued hedges. The amortized cost and designated UPB consists only of open hedges as of December 31, 2025 and 2024.

	As of December 31, 2025
	Carrying Amount Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Basis Adjustments Included in the Carrying Amount		Closed Portfolio of Mortgage Loans Under Portfolio Layer Method
		Total Basis Adjustments(1)	Remaining Adjustments - Discontinued Hedge	Total Amortized Cost	Designated UPB
	(Dollars in millions)
Mortgage loans HFI	$1,343,231	$(344)	$(344)	$251,659	$39,605
Debt of Fannie Mae	(28,764)	2,355	2,355	N/A	N/A

	As of December 31, 2024
	Carrying Amount Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Basis Adjustments Included in the Carrying Amount		Closed Portfolio of Mortgage Loans Under Portfolio Layer Method
		Total Basis Adjustments(1)	Remaining Adjustments - Discontinued Hedge	Total Amortized Cost	Designated UPB
	(Dollars in millions)
Mortgage loans HFI	$1,109,445	$(816)	$(816)	$813,536	$26,825
Debt of Fannie Mae	(47,849)	3,390	3,390	N/A	N/A
(1)No basis adjustment associated with open hedges, as all hedges are designated at the close of business, with a one-day term.
Derivative Counterparty Credit Exposure
Our derivative counterparty credit exposure relates principally to interest-rate derivative contracts. We are exposed to the risk that a counterparty in a derivative transaction will default on payments due to us, which may require us to seek a replacement derivative from a different counterparty. This replacement may be at a higher cost, or we may be unable to find a suitable replacement. We manage our derivative counterparty credit exposure relating to our risk management derivative transactions mainly through enforceable master netting arrangements, which allow us to net derivative assets and liabilities with the same counterparty or clearing organization and clearing member. For our OTC derivative transactions, we require counterparties to post collateral, which may include cash, U.S. Treasury securities, agency debt and agency mortgage-related securities. See “Note 15, Netting Arrangements” for information on our rights to offset assets and liabilities as of December 31, 2025 and 2024.
For certain OTC derivatives, the amount of collateral we pledge to counterparties related to our derivative instruments is determined after considering our credit ratings. Currently, our long-term senior debt is rated AA+ or above by the three major rating agencies. If our long-term senior debt credit ratings were downgraded to established thresholds in our OTC derivative contracts, which range from A3/A- to Baa2/BBB or below, we would be required to provide additional collateral to certain counterparties. The aggregate fair value of our OTC derivative instruments with credit-risk-related contingent features that were in a net liability position was $651 million and $1.3 billion, for which we posted collateral of
$552 million and $948 million as of December 31, 2025 and 2024, respectively. If our credit ratings were downgraded to
Baa2/BBB or below, the maximum additional collateral we would have been required to post to our counterparties as of
December 31, 2025 and 2024 would have been $316 million and $725 million, respectively.

Fannie Mae (In conservatorship) 2025 Form 10-K	F-47

Notes to Consolidated Financial Statements | Income Taxes
10.  Income Taxes
Provision for Federal Income Taxes
We are subject to federal income tax, but we are exempt from state and local income taxes. We do not conduct business in foreign jurisdictions. The following table displays the components of our provision for U.S. federal income taxes.

	For the Year Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Current income tax benefit (provision)	$(2,900)	$(3,154)	$(3,317)
Deferred income tax benefit (provision)(1)	(719)	(1,137)	(1,231)
Provision for federal income taxes	$(3,619)	$(4,291)	$(4,548)
(1)Amount excludes the current income tax effect of items recognized directly in “Total stockholders' equity.”
The following table displays the difference between the statutory corporate tax rate and our effective tax rate.

	For the Year Ended December 31,
	2025		2024		2023
	(Dollars in millions)
Income before U.S. federal income taxes	$17,983		$21,269		$21,956
U.S. federal statutory corporate tax rate	3,776	21.0%	4,467	21.0%	4,611	21.0%
Tax credits
LIHTC investments	(417)	(2.3)	(311)	(1.4)	(213)	(1.0)
Research and development	(47)	(0.3)	(85)	(0.4)	(29)	(0.1)
Valuation allowance	(9)	—	(18)	(0.1)	30	0.1
Other adjustments
Proportional amortization, net of other tax benefits, on LIHTC investments	331	1.8	255	1.2	166	0.8
Other	(15)	(0.1)	(17)	(0.1)	(17)	(0.1)
Provision for U.S. federal income taxes and effective tax rate	$3,619	20.1%	$4,291	20.2%	$4,548	20.7%
Our effective tax rate is the provision for federal income taxes expressed as a percentage of income before federal income taxes. Our effective tax rates for the years 2025, 2024, and 2023 were impacted by benefits for research tax credits, investments in housing projects eligible for low-income housing tax credits, and changes in the valuation allowance against our capital loss carryforward tax asset.

Fannie Mae (In conservatorship) 2025 Form 10-K	F-48

Notes to Consolidated Financial Statements | Income Taxes
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
Based on all positive and negative evidence available as of December 31, 2025, we concluded that it is more likely than not that our deferred tax assets will be realized, except the deferred tax asset relating to capital loss carryforwards. For the deferred tax asset relating to capital loss carryforwards, we concluded that the negative evidence outweighed the positive evidence, and it is more likely than not that these capital loss carryforwards will not be utilized during the allowable five-year carryforward period, which will expire in 2027 and 2028 if unused. Therefore, a valuation allowance has been recorded against our capital loss carryforward deferred tax asset, which is included in “Other, net” in the table below.
The following table displays our deferred tax assets and deferred tax liabilities.

	As of December 31,
	2025	2024
	(Dollars in millions)
Deferred tax assets:
Mortgage and mortgage-related assets	$4,293	$5,060
Allowance for loan losses and basis in acquired property, net	1,621	1,392
Derivative instruments	160	291
Partnership and other equity investments	1	9
Interest-only securities	3,901	3,982
Other, net	531	749
Total deferred tax assets	10,507	11,483
Deferred tax liabilities:
Debt instruments	561	811
Valuation allowance	(118)	(127)
Deferred tax assets, net	$9,828	$10,545
11.  Segment Reporting
We have two reportable business segments, which are based on the type of business activities each perform: Single-
Family and Multifamily. Results of our two business segments are intended to reflect each segment as if it were a stand-
alone business. Our Acting Chief Executive Officer is the chief operating decision maker (“CODM”) for our two reportable business segments. The CODM uses both net revenues and income before federal income taxes, on a quarterly basis, to assess the financial performance of the segments and for purposes of allocating resources. The accounting policies of our two reportable business segments are the same as those described in “Note 1, Summary of
Significant Accounting Policies.”
The section below provides a discussion of our reportable business segments.
Single-Family Business Segment
•Works with lenders to acquire and securitize single-family mortgage loans delivered to us by lenders into
Fannie Mae MBS.

Fannie Mae (In conservatorship) 2025 Form 10-K	F-49

Notes to Consolidated Financial Statements | Segment Reporting
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
significant changes to our segment allocation methodology.
The following table displays total assets by segment.

	As of December 31,
	2025	2024
	(Dollars in millions)
Single-Family	$3,757,261	$3,823,840
Multifamily	560,277	525,891
Total assets	$4,317,538	$4,349,731
We operate our business solely in the United States and its territories, and accordingly, we generate no revenue from and have no long-lived assets, other than financial instruments, in geographic locations other than the United States and its territories.

Fannie Mae (In conservatorship) 2025 Form 10-K	F-50

Notes to Consolidated Financial Statements | Segment Reporting
The following tables display our segment results.

	For the Year Ended December 31, 2025
	Single-Family	Multifamily	Total
	(Dollars in millions)
Net interest income(1)	$23,893	$4,715	$28,608
Fee and other income	281	75	356
Net revenues	24,174	4,790	28,964
Fair value gains (losses), net(2)	(16)	106	90
Investment gains (losses), net(3)	94	11	105
Other gains (losses), net	78	117	195
(Provision) benefit for credit losses(4)	(1,323)	(283)	(1,606)
Non-interest expense:
Administrative expenses(5)	(2,918)	(661)	(3,579)
Legislative assessments(6)	(3,688)	(61)	(3,749)
Credit enhancement expense(7)	(1,343)	(313)	(1,656)
Other income (expense), net(8)	(606)	20	(586)
Total non-interest expense	(8,555)	(1,015)	(9,570)
Income before federal income taxes	14,374	3,609	17,983
Provision for federal income taxes	(2,958)	(661)	(3,619)
Net income	$11,416	$2,948	$14,364

	For the Year Ended December 31, 2024
	Single-Family	Multifamily	Total
	(Dollars in millions)
Net interest income(1)	$24,130	$4,618	$28,748
Fee and other income	245	76	321
Net revenues	24,375	4,694	29,069
Fair value gains (losses), net(2)	1,745	76	1,821
Investment gains (losses), net(3)	(99)	3	(96)
Other gains (losses), net	1,646	79	1,725
(Provision) benefit for credit losses(4)	938	(752)	186
Non-interest expense:
Administrative expenses(5)	(3,000)	(619)	(3,619)
Legislative assessments(6)	(3,719)	(47)	(3,766)
Credit enhancement expense(7)	(1,349)	(292)	(1,641)
Other income (expense), net(8)	(771)	86	(685)
Total non-interest expense	(8,839)	(872)	(9,711)
Income before federal income taxes	18,120	3,149	21,269
Provision for federal income taxes	(3,690)	(601)	(4,291)
Net income	$14,430	$2,548	$16,978

Fannie Mae (In conservatorship) 2025 Form 10-K	F-51

Notes to Consolidated Financial Statements | Segment Reporting

	For the Year Ended December 31, 2023
	Single-Family	Multifamily	Total
	(Dollars in millions)
Net interest income(1)	$24,229	$4,544	$28,773
Fee and other income	205	70	275
Net revenues	24,434	4,614	29,048
Fair value gains (losses), net(2)	1,231	73	1,304
Investment gains (losses), net(3)	(232)	(33)	(265)
Other gains (losses), net	999	40	1,039
(Provision) benefit for credit losses(4)	2,165	(495)	1,670
Non-interest expense:
Administrative expenses(5)	(2,858)	(587)	(3,445)
Legislative assessments(6)	(3,699)	(46)	(3,745)
Credit enhancement expense(7)	(1,281)	(231)	(1,512)
Other income (expense), net(8)	(970)	(129)	(1,099)
Total non-interest expense	(8,808)	(993)	(9,801)
Income before federal income taxes	18,790	3,166	21,956
Provision for federal income taxes	(3,935)	(613)	(4,548)
Net income	$14,855	$2,553	$17,408
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
(2)Single-family fair value gains (losses) primarily consist of fair value gains and losses on risk management and mortgage commitment derivatives, trading securities, fair value option debt, and other financial instruments associated with our single-family guaranty book of business. Multifamily fair value gains (losses) primarily consist of fair value gains and losses on MBS commitment derivatives, trading securities and other financial instruments associated with our multifamily guaranty book of business.
(3)Single-family investment gains (losses) primarily consist of gains and losses on the sale of mortgage assets. Multifamily investment gains
(losses) primarily consist of gains and losses on resecuritization activity.
(4)(Provision) benefit for credit losses is based on loans underlying the segment’s guaranty book of business.
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
(8)Primarily consists of foreclosed property income (expense), change in the expected benefits from our freestanding credit enhancements and gains (losses) from partnership investments.
12.  Equity
Senior Preferred Stock
Liquidation Preference
There were one million shares of the senior preferred stock authorized, issued and outstanding as of December 31,
2025 and 2024. Shares of the senior preferred stock have no par value and have a stated value and initial liquidation preference equal to $1,000 per share, for an aggregate initial liquidation preference of $1 billion. The senior preferred stock is non-participating and non-voting.
Under the terms that currently govern the senior preferred stock, the aggregate liquidation preference will be increased by the following:

Fannie Mae (In conservatorship) 2025 Form 10-K	F-52

Notes to Consolidated Financial Statements | Equity
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
•any senior preferred stock dividends that are payable but not paid, regardless of whether or not they are declared; and
•for each fiscal quarter through and including the capital reserve end date, an amount equal to the increase in our net worth, if any, during the immediately prior fiscal quarter.
The aggregate liquidation preference of the senior preferred stock was $227.0 billion as of December 31, 2025 and will further increase to $230.5 billion as of March 31, 2026, due to the $3.5 billion increase in our net worth during the fourth quarter of 2025.
The senior preferred stock ranks ahead of our common stock and our preferred stock as to both dividends and rights upon liquidation. As a result, if we are liquidated, the holder of the senior preferred stock is entitled to its then-current liquidation preference before any distributions are made to the holders of our other equity securities.
Dividend Provisions
Treasury, as the holder of the senior preferred stock, is entitled to receive, when, as and if declared, out of legally available funds, cumulative quarterly cash dividends. The dividends we have paid to Treasury on the senior preferred stock were declared by, and paid at the direction of, our conservator. Dividend payments we make on the senior preferred stock do not restore or increase the amount of Treasury’s funding commitment under the agreement.
We are currently not required to pay or accumulate new dividends on the senior preferred stock until our net worth exceeds the amount of adjusted total capital necessary for us to meet the capital requirements and buffers set forth in the enterprise regulatory capital framework. Our net worth is the amount, if any, by which our total assets (excluding
Treasury’s funding commitment and any unfunded amounts related to the commitment) exceed our total liabilities
(excluding any obligation with respect to equity securities). After the capital reserve end date, the quarterly dividends due on the senior preferred stock will be the lesser of (i) any quarterly increase in our net worth, and (ii) a 10% annual rate on the then-current liquidation preference of the senior preferred stock (or 12% if we fail to pay dividends due).
We had no dividends declared or paid on the senior preferred stock for the years ended December 31, 2025, 2024 or
2023.
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
Common Stock Warrant
On September 7, 2008, we, through FHFA in its capacity as conservator, issued to Treasury a warrant to purchase, at a nominal price of $0.00001 per share, shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding on a fully diluted basis on the date the warrant is exercised. The warrant may be exercised in whole or in part at any time on or before September 7, 2028.
If the market price of one share of common stock is greater than the exercise price, in lieu of exercising the warrant by payment of the exercise price, Treasury may elect to receive shares equal to the value of the warrant (or portion thereof being canceled) pursuant to the formula specified in the warrant. Upon exercise of the warrant, Treasury may assign the right to receive the shares of common stock issuable upon exercise to any other person. If the warrant is exercised, the stated value of the common stock issued will be reclassified as “Common stock” in our consolidated balance sheets. As of February 11, 2026, Treasury has not exercised the warrant.

Fannie Mae (In conservatorship) 2025 Form 10-K	F-53

Notes to Consolidated Financial Statements | Equity
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
value of the warrant are not recognized in our financial statements.
Preferred Stock
The following table displays our preferred stock outstanding.

		Authorized, Issued and Outstanding as of December 31,					Annual Dividend Rate as of December 31, 2025
		2025		2024		Stated Value per Share
Title	Issue Date	Shares	Amount	Shares	Amount				Redeemable on or After
(Dollars and shares in millions, except per share amounts)
Series D	September 30, 1998	3	$150	3	$150	$50	5.250%		September 30, 1999
Series E	April 15, 1999	3	150	3	150	50	5.100		April 15, 2004
Series F	March 20, 2000	14	690	14	690	50	4.482	(1)	March 31, 2002	(2)
Series G	August 8, 2000	6	288	6	288	50	3.368	(3)	September 30, 2002	(2)
Series H	April 6, 2001	8	400	8	400	50	5.810		April 6, 2006
Series I	October 28, 2002	6	300	6	300	50	5.375		October 28, 2007
Series L	April 29, 2003	7	345	7	345	50	5.125		April 29, 2008
Series M	June 10, 2003	9	460	9	460	50	4.750		June 10, 2008
Series N	September 25, 2003	5	225	5	225	50	5.500		September 25, 2008
Series O	December 30, 2004	50	2,500	50	2,500	50	7.000	(4)	December 31, 2007
Convertible Series 2004-I(5)	December 30, 2004	—	2,492	—	2,492	100,000	5.375		January 5, 2008
Series P	September 28, 2007	40	1,000	40	1,000	25	4.684	(6)	September 30, 2012
Series Q	October 4, 2007	15	375	15	375	25	6.750		September 30, 2010
Series R(7)	November 21, 2007	21	530	21	530	25	7.625		November 21, 2012
Series S	December 11, 2007	280	7,000	280	7,000	25	8.164	(8)	December 31, 2010	(9)
Series T(10)	May 19, 2008	89	2,225	89	2,225	25	8.250		May 20, 2013
Total		556	$19,130	556	$19,130
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
(4)Rate effective December 31, 2025. Variable dividend rate resets quarterly thereafter at a per annum rate equal to the greater of 7% or 10-
year CMT rate plus 2.375%.
(5)Issued and outstanding shares were 24,922 as of December 31, 2025 and 2024.
(6)Rate effective December 31, 2025. In accordance with the Federal Reserve Board’s Regulation ZZ implementing the Adjustable Interest
Rate (LIBOR) Act (“Regulation ZZ”), for quarterly periods beginning after June 30, 2023, the quarterly dividend resets at a per annum rate equal to the greater of 4.50% or the sum of 3-month CME Term SOFR plus 0.26161% plus 0.75%.
(7)On November 21, 2007, we issued 20 million shares of preferred stock in the amount of $500 million. Subsequent to the initial issuance, we issued an additional 1.2 million shares in the amount of $30 million on December 14, 2007 under the same terms as the initial issuance.
(8)Rate effective December 31, 2025. In accordance with Regulation ZZ, for quarterly periods beginning after June 30, 2023, the quarterly dividend resets at a per annum rate equal to the greater of 7.75% or the sum of 3-month CME Term SOFR plus 0.26161% plus 4.23%.
(9)Represents initial call date. Redeemable every five years thereafter.
(10)On May 19, 2008, we issued 80 million shares of preferred stock in the amount of $2 billion. Subsequent to the initial issuance, we issued an additional 8 million shares in the amount of $200 million on May 22, 2008 and 1 million shares in the amount of $25 million on June 4,
2008 under the same terms as the initial issuance.

Fannie Mae (In conservatorship) 2025 Form 10-K	F-54

Notes to Consolidated Financial Statements | Equity
The preferred stock ranks junior to the senior preferred stock as to both dividends and distributions upon dissolution, liquidation or winding down of the company. Each series of our preferred stock has no par value, is non-participating, is non-voting and has a liquidation preference equal to the stated value per share.
Holders of preferred stock are entitled to receive non-cumulative, quarterly dividends when, and if, declared by our
Board of Directors, but have no right to require redemption of any shares of preferred stock. Payment of dividends on preferred stock is not mandatory but has priority over payment of dividends on common stock, which are also declared by the Board of Directors. If dividends on the preferred stock are not paid or set aside for payment for a given dividend period, dividends may not be paid on our common stock for that period. The senior preferred stock purchase agreement prohibits the payment of dividends on preferred stock without the prior written consent of Treasury, and the conservator has separately confirmed the elimination of such dividends. In addition, FHFA’s regulations relating to conservatorship and receivership operations prohibit us from paying any dividends while in conservatorship unless authorized by the
FHFA Director. As such, we had no dividends declared or paid on the preferred stock for the years ended December 31,
2025, 2024 or 2023.
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
Common Stock
The common stock ranks junior to the senior preferred stock and the preferred stock as to both dividends and distributions upon dissolution, liquidation or winding down of the company. Shares of common stock outstanding, net of shares held as treasury stock, totaled 1.2 billion as of December 31, 2025 and 2024.
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
The senior preferred stock purchase agreement prohibits the payment of dividends on common stock without the prior written consent of Treasury and the conservator has separately confirmed the elimination of such dividends. In addition,
FHFA’s regulations relating to conservatorship and receivership operations prohibit us from paying any dividends while in conservatorship unless authorized by the FHFA Director. As such, we had no dividends declared or paid on the common stock for the years ended December 31, 2025, 2024 or 2023.
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
amounts attributable to the senior preferred stock because such amounts increase the liquidation preference of the senior preferred stock and therefore are required to be excluded from basic EPS. See further information on the senior preferred stock above in “Senior Preferred Stock.”

Fannie Mae (In conservatorship) 2025 Form 10-K	F-55

Notes to Consolidated Financial Statements | Equity
The calculation of diluted EPS includes all the components of basic earnings per share, plus the dilutive effect of common stock equivalents such as convertible securities and stock options. Weighted-average common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Our diluted EPS weighted-average common shares outstanding includes 26 million shares of convertible preferred stock for the years ended December 31, 2025, 2024 and 2023.
During periods in which a net loss attributable to common stockholders has been incurred, potential common equivalent shares outstanding are not included in the calculation because it would have an anti-dilutive effect.
We include the shares of common stock that would be issuable upon full exercise of the common stock warrant in the weighted average shares of outstanding for the computation of both basic and diluted earnings per share because the warrant’s exercise price per share is considered non-substantive (compared to the market price of our common stock)
and therefore was determined to have characteristics of non-voting common stock. For the years ended December 31,
2025, 2024 and 2023, the common stock warrant added 4.7 billion shares to weighted average common shares outstanding.
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
•A stability capital buffer, which is based on our share of mortgage debt outstanding. The calculation to determine the buffer is made on annual basis. The stability capital buffer will be updated based on this calculation with an effective date that depends on whether it increases or decreases relative to the previously calculated value.
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
The prescribed leverage buffer amount (“PLBA”) represents the amount of tier 1 capital we are required to hold above the minimum tier 1 leverage capital requirement in order to avoid limitations on capital distributions and discretionary bonus payments tied to executive compensation. Pursuant to the enterprise regulatory capital framework, the PLBA is
50% of the stability capital buffer.

Fannie Mae (In conservatorship) 2025 Form 10-K	F-56

Notes to Consolidated Financial Statements | Regulatory Capital Requirements
The table below sets forth information about our capital requirements under the standardized approach of the enterprise regulatory capital framework.

Capital Metrics under the Enterprise Regulatory Capital Framework as of December 31, 2025
(Dollars in billions)
Adjusted total assets	$4,423
Risk-weighted assets	1,411
	Amounts			Ratios(1)
	Available Capital (Deficit)(2)	Minimum Capital Requirement	Total Capital Requirement (including Buffers)(3)	Available Capital (Deficit) Ratio	Minimum Capital Ratio Requirement	Total Capital Requirement Ratio (including Buffers)
Risk-based capital:
Total capital (statutory)(4)	$(3)	$113	$113	(0.2)%	8.0%	8.0%
Common equity tier 1 capital	(41)	63	143	(2.9)	4.5	10.2
Tier 1 capital	(22)	85	165	(1.6)	6.0	11.7
Adjusted total capital	(22)	113	193	(1.6)	8.0	13.7
Leverage capital:
Core capital (statutory)(5)	(12)	111	111	(0.3)	2.5	2.5
Tier 1 capital	(22)	111	134	(0.5)	2.5	3.0

Capital Metrics under the Enterprise Regulatory Capital Framework as of December 31, 2024
(Dollars in billions)
Adjusted total assets	$4,460
Risk-weighted assets	1,364
	Amounts			Ratios(1)
	Available Capital (Deficit)(2)	Minimum Capital Requirement	Total Capital Requirement (including Buffers)(3)	Available Capital (Deficit) Ratio	Minimum Capital Ratio Requirement	Total Capital Requirement Ratio (including Buffers)
Risk-based capital:
Total capital (statutory)(4)	$(18)	$109	$109	(1.3)%	8.0%	8.0%
Common equity tier 1 capital	(56)	61	142	(4.1)	4.5	10.4
Tier 1 capital	(37)	82	163	(2.7)	6.0	11.9
Adjusted total capital	(37)	109	190	(2.7)	8.0	13.9
Leverage capital:
Core capital (statutory)(5)	(26)	111	111	(0.6)	2.5	2.5
Tier 1 capital	(37)	111	135	(0.8)	2.5	3.0

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
dividends, if we fail to meet our capital requirements. If FHFA classifies us as significantly undercapitalized, the approval of the FHFA Director is required for any dividend payment. Under the Charter Act and the GSE Act, we are not permitted to make a capital distribution if, after making the distribution, we would be undercapitalized. The FHFA Director,

Fannie Mae (In conservatorship) 2025 Form 10-K	F-57

Notes to Consolidated Financial Statements | Regulatory Capital Requirements
however, may permit us to repurchase shares if the repurchase is made in connection with the issuance of additional shares or obligations in at least an equivalent amount and will reduce our financial obligations or otherwise improve our financial condition.
Restrictions Relating to Conservatorship and Under Senior Preferred Stock Purchase Agreement. Consistent with the prohibition on the payment of dividends in the senior preferred stock purchase agreement, the conservator eliminated dividends on our common and preferred stock (other than the senior preferred stock) during the conservatorship. For additional information on the dividend provisions for our equity instruments and the restrictions on our ability to pay dividends, see “Note 12, Equity.”
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
•single-family and multifamily loan borrowers (including geographic concentrations and loans with certain higher-
risk characteristics);
•mortgage insurers;
•mortgage lenders that sell loans to us and mortgage lenders and other counterparties that service our loans;
•multifamily lenders with risk sharing; and
•derivative counterparties.
More information about these groups is provided below.
Single-Family Loan Borrowers
Regional economic conditions may affect a borrower’s ability to repay a mortgage loan and the property value underlying the loan. Geographic concentrations increase the exposure of our guaranty book of business to changes in credit risk. Our single-family allowance is primarily affected by home prices and interest rates.
To manage credit risk and comply with our charter requirements, we typically require primary mortgage insurance or other credit enhancements if the current LTV ratio (i.e., the ratio of the UPB of a loan to the current value of the property that serves as collateral) of a single-family conventional mortgage loan is greater than 80% when the loan is delivered to
us.
Multifamily Loan Borrowers
Numerous factors affect a multifamily borrower’s ability to repay the loan and the value of the property underlying the loan. Multifamily loans are generally non-recourse to the borrower. The most significant factors affecting credit risk are rental income, property valuations, and general economic conditions. The average UPB for multifamily loans is significantly larger than for single-family loans and, therefore, individual defaults for multifamily borrowers can result in more significant losses. We continually monitor the performance and risk characteristics of our multifamily loans, underlying properties and borrowers on an ongoing basis.
As part of our multifamily risk management activities, we perform detailed loan reviews that evaluate property performance, borrower and geographic concentrations, lender qualifications, counterparty risk and contract compliance.

Fannie Mae (In conservatorship) 2025 Form 10-K	F-58

Notes to Consolidated Financial Statements | Concentrations of Credit Risk
We generally require mortgage servicers to obtain and submit periodic property operating information and condition reviews, allowing us to monitor the performance of individual loans. We use this information to evaluate the credit quality of our multifamily guaranty book of business, identify potential problem loans and initiate appropriate loss mitigation activities.
Geographic Concentration
The following table displays the regional geographic concentration of single-family and multifamily loans in our guaranty book of business, measured by the UPB of the loans.

	Geographic Concentration(1)
	Percentage of Single- Family Conventional Guaranty Book of Business		Percentage of Multifamily Guaranty Book of Business
	As of December 31,		As of December 31,
	2025	2024	2025	2024
Midwest	14%	14%	12%	12%
Northeast	16	16	15	15
Southeast	23	23	28	27
Southwest	20	19	22	22
West	27	28	23	24
Total	100%	100%	100%	100%
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
Single-Family Credit Risk Characteristics
For single-family loans, management monitors the serious delinquency rate, which is the percentage of single-family loans, based on number of loans, that are 90 days or more past due or in the foreclosure process, and loans that have higher risk characteristics, such as high mark-to-market LTV ratios.

Fannie Mae (In conservatorship) 2025 Form 10-K	F-59

Notes to Consolidated Financial Statements | Concentrations of Credit Risk
The following tables display the delinquency status and serious delinquency rates for specified loan categories of our single-family conventional guaranty book of business.

	As of December 31,
	2025			2024
	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent
Percentage of single-family conventional guaranty book of business based on UPB	1.00%	0.30%	0.63%	1.00%	0.28%	0.60%
Percentage of single-family conventional loans based on loan count	1.05	0.30	0.58	1.05	0.29	0.56

	As of December 31,
	2025		2024
	Percentage of Single-Family Conventional Guaranty Book of Business Based on UPB	Seriously Delinquent Rate(1)	Percentage of Single-Family Conventional Guaranty Book of Business Based on UPB	Seriously Delinquent Rate(1)
Estimated mark-to-market LTV ratio:
80.01% to 90%	7%	1.03%	6%	0.97%
90.01% to 100%	4	0.98	3	0.77
Greater than 100%	*	3.46	*	2.82
Geographical distribution:
California	18	0.44	19	0.41
Florida	6	0.85	6	0.96
Illinois	3	0.73	3	0.69
New York	4	0.78	4	0.79
Texas	8	0.74	8	0.73
All other states	61	0.54	60	0.51
*Represents less than 0.5% of single-family conventional guaranty book of business
(1)Based on loan count.
Multifamily Credit Risk Characteristics
For multifamily loans, management monitors the serious delinquency rate, which is the percentage of multifamily loans, based on UPB, that are 60 days or more past due, and loans with other higher risk characteristics to determine the overall credit quality of our multifamily book of business. Higher risk characteristics include, but are not limited to, current DSCR below 1.0 and original LTV ratio greater than 80%. We stratify multifamily loans into different internal risk categories based on the credit risk inherent in each individual loan.

Fannie Mae (In conservatorship) 2025 Form 10-K	F-60

Notes to Consolidated Financial Statements | Concentrations of Credit Risk
The following tables display the delinquency status and serious delinquency rates for specified loan categories of our multifamily guaranty book of business.

	As of December 31,
	2025(1)		2024(1)
	30 Days Delinquent	Seriously Delinquent(2)	30 Days Delinquent	Seriously Delinquent(2)
Percentage of multifamily guaranty book of business	0.10%	0.74%	0.10%	0.57%

	As of December 31,
	2025		2024
	Percentage of Multifamily Guaranty Book of Business(1)	Serious Delinquency Rate(2)(3)	Percentage of Multifamily Guaranty Book of Business(1)	Serious Delinquency Rate(2)(3)
Original LTV ratio:
Greater than 80%	1%	0.12%	1%	0.12%
Less than or equal to 80%	99	0.75	99	0.58
Current DSCR below 1.0(4)	4	5.88	6	4.94
(1)Calculated based on the aggregate UPB of multifamily loans for each category divided by the aggregate UPB of loans in our multifamily guaranty book of business.
(2)Consists of multifamily loans that were 60 days or more past due as of the dates indicated.
(3)Calculated based on the UPB of multifamily loans that were seriously delinquent divided by the aggregate UPB of multifamily loans for each category included in our multifamily guaranty book of business.
(4)Our estimates of current DSCRs are based on the latest available income information covering a 12 month period, from quarterly and annual statements for these properties, including the related debt service.
Other Concentrations
Mortgage Insurers. Mortgage insurance “risk in force” refers to our maximum potential loss recovery under the applicable mortgage insurance policies in force and is generally based on the loan-level insurance coverage percentage and, if applicable, any aggregate pool loss limit, as specified in the policy.
The following table displays our total mortgage insurance risk in force by primary and pool insurance, as well as the total risk-in-force mortgage insurance coverage as a percentage of the single-family conventional guaranty book of business.

	As of December 31,
	2025		2024
	Risk in Force - Mortgage Insurance	Percentage of Single-Family Conventional Guaranty Book of Business	Risk in Force - Mortgage Insurance	Percentage of Single-Family Conventional Guaranty Book of Business
	(Dollars in millions)
Mortgage insurance risk in force:
Primary mortgage insurance	$201,303		$202,277
Pool mortgage insurance	52		53
Total mortgage insurance risk in force	$201,355	6%	$202,330	6%
Mortgage insurance only covers losses that are realized after the borrower defaults and title to the property is subsequently transferred, such as after a foreclosure, short-sale, or a deed-in-lieu of foreclosure. Also, mortgage insurance does not protect us from all losses on covered loans. For example, mortgage insurance is not intended to cover property damage from hazards, including natural disasters; and the mortgage insurance policy permits the exclusion of any material loss directly related to property damage.

Fannie Mae (In conservatorship) 2025 Form 10-K	F-61

Notes to Consolidated Financial Statements | Concentrations of Credit Risk
The table below displays our mortgage insurer counterparties that provided 10% or more of the risk in force mortgage insurance coverage on mortgage loans in our single-family conventional guaranty book of business.

	Percentage of Risk-in-Force Coverage by Mortgage Insurer
	As of December 31,
	2025	2024
Counterparty:(1)
Mortgage Guaranty Insurance Corp.	19%	19%
Radian Guaranty, Inc.	18	18
Enact Mortgage Insurance Corp.	17	17
Arch Capital Group Ltd.	16	17
Essent Guaranty, Inc.	16	16
National Mortgage Insurance Corp.	14	13
Total	100%	100%
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
When we estimate the credit losses that are inherent in our mortgage loans and under the terms of our guaranty obligations, we also consider the recoveries that we expect to receive from primary mortgage insurance, as mortgage insurance recoveries reduce the severity of the loss associated with defaulted loans if the borrower defaults and title to the property is subsequently transferred. Mortgage insurance does not cover credit losses that result from a reduction in mortgage interest paid by the borrower in connection with a loan modification, forbearance of principal, or forbearance of scheduled loan payments. We evaluate the financial condition of our mortgage insurer counterparties and adjust the contractually due recovery amounts to ensure that expected credit losses as of the balance sheet date are included in our loss reserve estimate. As a result, if our assessment of one or more of our mortgage insurer counterparties’ ability to fulfill their respective obligations to us worsens, it could increase our loss reserves. As of December 31, 2025 and 2024, our estimated benefit from mortgage insurance, which is based on estimated credit losses as of period end, reduced our loss reserves by $1.2 billion and $1.0 billion, respectively.
When an insured loan held in our retained mortgage portfolio subsequently goes into foreclosure, we charge off the loan, eliminating any previously-recorded loss reserves, and record REO and a mortgage insurance receivable for the claim proceeds deemed probable of recovery, as appropriate. However, if a mortgage insurer rescinds, cancels or denies insurance coverage, the initial receivable becomes due from the mortgage seller or servicer. We had outstanding receivables of $501 million recorded in “Other assets” in our consolidated balance sheets as of December 31, 2025 and
$472 million as of December 31, 2024 related to amounts claimed on insured, defaulted loans excluding government-
insured loans. We assessed these outstanding receivables for collectability, and established a valuation allowance of
$380 million as of December 31, 2025 and $403 million as of December 31, 2024, which reduced our claim receivable to the amount considered probable of collection.
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
representations and warranties are violated or if mortgage insurers rescind coverage. Our representation and warranty framework does not require repurchase for loans that have breaches of certain selling representations and warranties if they have met specified criteria for relief.

Fannie Mae (In conservatorship) 2025 Form 10-K	F-62

Notes to Consolidated Financial Statements | Concentrations of Credit Risk
In the fourth quarter of 2025, we updated our disclosure of servicer concentrations to be based on the counterparty performing the servicing, including loans serviced by that counterparty on behalf of other servicers. Previously servicer concentrations were disclosed based on loans for which the servicer was directly contractually responsible to us and excluded loans serviced on behalf of another servicer. Prior period information in this report has been recast to reflect this updated approach.
Our business with mortgage servicers is concentrated. Following Rocket Companies, Inc.’s acquisition of Mr. Cooper
Group in October 2025, Nationstar Mortgage LLC, doing business as Mr. Cooper (“Mr. Cooper”) and Rocket Mortgage,
LLC are affiliates. These companies serviced approximately 23% of our single-family guaranty book of business based on UPB as of December 31, 2025. As of December 31, 2024, these companies on a combined basis serviced approximately 23% of our single-family guaranty book of business, based on UPB. No other single-family mortgage servicer serviced 10% or more of our single-family conventional guaranty book of business as of December 31, 2025 or
2024. Rocket Mortgage, LLC and Mr. Cooper are non-depository servicers.
The table below displays the percentage of our single-family conventional guaranty book of business serviced by our top five depository single-family mortgage servicers and top five non-depository single-family mortgage servicers (i.e., servicers that are not insured depository institutions) based on UPB.

	Percentage of Single-Family Conventional Guaranty Book of Business
	As of December 31,
	2025	2024
Top five depository servicers	23%	24%
Top five non-depository servicers	39	36
Total	62%	60%
As of December 31, 2025, 40% of our single-family conventional guaranty book of business was serviced by depository servicers, and 60% of our single-family conventional guaranty book of business was serviced by non-depository servicers. As of December 31, 2024, 42% of our single-family conventional guaranty book of business was serviced by depository servicers, and 58% of our single-family conventional guaranty book of business was serviced by non-
depository servicers.
The table below displays the percentage of our multifamily guaranty book of business serviced by our top five depository multifamily mortgage servicers and top five non-depository multifamily mortgage servicers. As of December
31, 2025, Walker & Dunlop, Inc. serviced 13% of our multifamily guaranty book of business based on UPB, compared with 14% as of December 31, 2024. No other multifamily mortgage servicer serviced 10% or more of our multifamily guaranty book of business as of December 31, 2025 or 2024. Walker & Dunlop, Inc. is a non-depository servicer.

	Percentage of Multifamily Guaranty Book of Business
	As of December 31,
	2025	2024
Top five depository servicers	24%	26%
Top five non-depository servicers	45	44
Total	69%	70%
As of December 31, 2025, 29% of our multifamily guaranty book of business was serviced by depository servicers and
71% of our multifamily guaranty book of business was serviced by non-depository servicers. As of December 31, 2024,
31% of our multifamily guaranty book of business was serviced by depository servicers and 69% of our multifamily guaranty book of business was serviced by non-depository servicers.
Compared with depository financial institutions, our non-depository servicers pose additional risks because they may not have the same financial strength or operational capacity, or be subject to the same level of regulatory oversight as depository financial institutions.
Multifamily Lenders with Risk Sharing. We enter into risk sharing agreements with lenders pursuant to which the lenders agree to bear all or some portion of the credit losses on the covered loans. Our maximum potential loss recovery from lenders under these risk sharing agreements on both DUS and non-DUS multifamily loans was $129.6 billion as of
December 31, 2025, compared with $119.8 billion as of December 31, 2024. As of December 31, 2025, 53% of our
maximum potential loss recovery on multifamily loans was from five DUS lenders, as compared with 52% as of
December 31, 2024.

Fannie Mae (In conservatorship) 2025 Form 10-K	F-63

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
securities purchased under agreements to resell, which are subject to an enforceable master netting arrangement or similar agreement that are either offset or not offset in our consolidated balance sheets.

	As of December 31, 2025
		Gross Amount Offset(1)	Net Amount Presented in our Consolidated Balance Sheets		Amounts Not Offset in our Consolidated Balance Sheets
	Gross Amount				Financial Instruments(2)	Collateral(3)		Net Amount
	(Dollars in millions)
Assets:
OTC risk management derivatives	$277	$(266)	$11		$—		$—	$11
Cleared risk management derivatives	—	67	67		—		—	67
Mortgage commitment derivatives	55	—	55		(24)		(1)	30
Total derivative assets	332	(199)	133	(4)	(24)		(1)	108
Securities purchased under agreements to resell	45,650	—	45,650		—		(45,650)	—
Total assets	$45,982	$(199)	$45,783		$(24)		$(45,651)	$108

Liabilities:
OTC risk management derivatives	$(1,256)	$1,244	$(12)		$—	$10	$(2)
Cleared risk management derivatives	—	(2)	(2)		—	2	—
Mortgage commitment derivatives	(131)	—	(131)		24	101	(6)
Total liabilities	$(1,387)	$1,242	$(145)	(4)	$24	$113	$(8)

	As of December 31, 2024
		Gross Amount Offset(1)	Net Amount Presented in our Consolidated Balance Sheets		Amounts Not Offset in our Consolidated Balance Sheets
	Gross Amount				Financial Instruments(2)	Collateral(3)		Net Amount
	(Dollars in millions)
Assets:
OTC risk management derivatives	$401	$(383)	$18		$—		$—	$18
Cleared risk management derivatives	—	21	21		—		—	21
Mortgage commitment derivatives	112	—	112		(91)		(14)	7
Total derivative assets	513	(362)	151	(4)	(91)		(14)	46
Securities purchased under agreements to resell	56,250	—	56,250		—		(56,250)	—
Total assets	$56,763	$(362)	$56,401		$(91)		$(56,264)	$46

Liabilities:
OTC risk management derivatives	$(2,368)	$2,368	$—		$—		$—	$—
Cleared risk management derivatives	—	(1)	(1)		—		1	—
Mortgage commitment derivatives	(137)	—	(137)		91		9	(37)
Total liabilities	$(2,505)	$2,367	$(138)	(4)	$91		$10	$(37)
(1)Represents the effect of the right to offset under legally enforceable master netting arrangements to settle with the same counterparty on a net basis, including cash collateral posted and received and accrued interest.

Fannie Mae (In conservatorship) 2025 Form 10-K	F-64

Notes to Consolidated Financial Statements | Netting Arrangements
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
(4)Excludes derivative assets recognized in our consolidated balance sheets of $44 million and $28 million as of December 31, 2025 and
2024, respectively, and derivative liabilities recognized in our consolidated balance sheets of $7 million and $16 million as of December 31,
2025 and 2024, respectively, that were not subject to enforceable master netting arrangements.
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
basis, losses caused by a clearing member’s default.
We are unable to develop an estimate of the maximum potential amount of future payments that we could be required to make to FICC under these arrangements as our exposure is dependent on the volume of trades FICC clearing

Fannie Mae (In conservatorship) 2025 Form 10-K	F-65

Notes to Consolidated Financial Statements | Netting Arrangements
members execute now and in the future, which varies daily. Although we are unable to develop an estimate of our maximum exposure, we expect that losses caused by any clearing member would be partially offset by the fair value of margin posted by the defaulting clearing member and any other available assets of the CCP for those purposes. We believe that the risk of a material loss is remote due to FICC’s margin and settlement requirements, guarantee funds and other resources that are available in the event of a default.
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
•Level 3: Unobservable inputs.
Recurring Changes in Fair Value
The following tables display our assets and liabilities measured in our consolidated balance sheets at fair value on a recurring basis subsequent to initial recognition, including instruments for which we have elected the fair value option.

	Fair Value Measurements as of December 31, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
Recurring fair value measurements:	(Dollars in millions)
Assets:
Trading securities:
Mortgage-related	$—	$14,264	$27	$—	$14,291
Non-mortgage-related	55,205	18	—	—	55,223
Total trading securities	55,205	14,282	27	—	69,514
Available-for-sale securities:
Agency(2)	—	32	276	—	308
Other mortgage-related	—	2	65	—	67
Total available-for-sale securities	—	34	341	—	375
Mortgage loans	—	5,076	388	—	5,464
Derivative assets	—	304	72	(199)	177
Total assets at fair value	$55,205	$19,696	$828	$(199)	$75,530

Liabilities:
Long-term debt:
Of Fannie Mae	$—	$—	$256	$—	$256
Of consolidated trusts	—	14,969	91	—	15,060
Total long-term debt	—	14,969	347	—	15,316
Derivative liabilities	—	1,387	7	(1,242)	152
Total liabilities at fair value	$—	$16,356	$354	$(1,242)	$15,468

Fannie Mae (In conservatorship) 2025 Form 10-K	F-66

Notes to Consolidated Financial Statements | Fair Value

	Fair Value Measurements as of December 31, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
Recurring fair value measurements:	(Dollars in millions)
Assets:
Trading securities:
Mortgage-related	$—	$1,070	$28	$—	$1,098
Non-mortgage-related	77,610	20	—	—	77,630
Total trading securities	77,610	1,090	28	—	78,728
Available-for-sale securities:
Agency(2)	—	38	301	—	339
Other mortgage-related	—	4	126	—	130
Total available-for-sale securities	—	42	427	—	469
Mortgage loans	—	3,345	399	—	3,744
Derivative assets	—	487	54	(362)	179
Total assets at fair value	$77,610	$4,964	$908	$(362)	$83,120

Liabilities:
Long-term debt:
Of Fannie Mae	$—	$136	$249	$—	$385
Of consolidated trusts	—	13,188	104	—	13,292
Total long-term debt	—	13,324	353	—	13,677
Derivative liabilities	—	2,506	15	(2,367)	154
Total liabilities at fair value	$—	$15,830	$368	$(2,367)	$13,831
(1)Derivative contracts are reported on a gross basis by level. The netting adjustment represents the effect of the legal right to offset under legally enforceable master netting arrangements to settle with the same counterparty on a net basis, including cash collateral posted and received.
(2)Agency securities consist of securities issued by Fannie Mae, Freddie Mac, or Ginnie Mae.

Fannie Mae (In conservatorship) 2025 Form 10-K	F-67

Notes to Consolidated Financial Statements | Fair Value
The following tables display a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Trading Securities	Available-for- Sale Securities	Mortgage Loans	Net Derivatives	Long-term Debt
	(Dollars in millions)
Balance as of December 31, 2022	$47	$634	$543	$(37)	$(378)
Purchases	—	—	—	—	—
Sales	—	—	(1)	—	—
Issuances	—	—	—	—	—
Settlements	(1)	(124)	(79)	36	17
Net transfers	(11)	—	2	—	1
Total gains (losses) realized & unrealized(1)	(9)	4	12	78	(25)
Balance as of December 31, 2023	26	514	477	77	(385)
Purchases	—	—	—	—	—
Sales	—	—	(14)	—	—
Issuances	—	—	—	—	—
Settlements	(1)	(92)	(63)	54	16
Net transfers	3	(1)	(9)	—	—
Total gains (losses) realized & unrealized(1)	—	6	8	(92)	16
Balance as of December 31, 2024	28	427	399	39	(353)
Purchases	—	—	—	—	—
Sales	—	—	(1)	—	—
Issuances	—	—	—	—	—
Settlements	—	(86)	(54)	37	14
Net transfers	(3)	1	29	—	—
Total gains (losses) realized & unrealized(1)	2	(1)	15	(11)	(8)
Balance as of December 31, 2025	$27	$341	$388	$65	$(347)
(1)We had no significant unrealized gains or losses related to assets and liabilities still held in either “Net income” or “Other comprehensive income (loss)” at December 31, 2025, 2024, or 2023.

Fannie Mae (In conservatorship) 2025 Form 10-K	F-68

Notes to Consolidated Financial Statements | Fair Value
The following tables display valuation techniques for our Level 3 assets and liabilities measured at fair value on a recurring basis, excluding instruments for which we have elected the fair value option. Changes in these unobservable inputs can result in significantly higher or lower fair value measurements of these assets and liabilities as of the reporting date.

	Fair Value Measurements as of December 31, 2025
	Fair Value	Significant Valuation Techniques
	(Dollars in millions)
Recurring fair value measurements:
Trading securities:
Mortgage-related(1)	$27	Single Vendor
Available-for-sale securities:
Agency(1)	$276	Consensus and Single Vendor
Other mortgage-related	65	Primarily Discounted Cash Flow, Single Vendor, and Consensus
Total available-for-sale securities	$341
Net derivatives	$65	Dealer Mark and Discounted Cash Flow

	Fair Value Measurements as of December 31, 2024
	Fair Value	Significant Valuation Techniques
	(Dollars in millions)
Recurring fair value measurements:
Trading securities:
Mortgage-related(1)	$28	Primarily Consensus
Available-for-sale securities:
Agency(1)	$301	Consensus
Other mortgage-related	126	Primarily Discounted Cash Flow, Single Vendor, and Consensus
Total available-for-sale securities	$427
Net derivatives	$39	Dealer Mark and Discounted Cash Flow
(1)Includes Fannie Mae and Freddie Mac securities.
Nonrecurring Changes in Fair Value
In our consolidated balance sheets certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when we evaluate loans for impairment).

Fannie Mae (In conservatorship) 2025 Form 10-K	F-69

Notes to Consolidated Financial Statements | Fair Value
Our nonrecurring fair value measures consist primarily of Level 3 assets, for which the valuation techniques are displayed in the following table.

		Fair Value Measurements as of December 31,
	Valuation Techniques	2025	2024
		(Dollars in millions)
Nonrecurring fair value measurements:
Mortgage loans:(1)
Mortgage loans held for sale, at lower of cost or fair value	Consensus	$107	$113

Single-family mortgage loans held for investment, at amortized cost	Internal Model	221	267

Multifamily mortgage loans held for investment, at amortized cost	Appraisal	231	448
	Asset Manager Estimate	1	—
	Broker Price Opinion	1,586	851
	Internal Model	250	172
Total multifamily mortgage loans held for investment, at amortized cost		2,068	1,471

Acquired property, net:
Single-family	Accepted Offer and Appraisal	139	74
	Internal Model and Walk Forward	263	294
Total single-family		402	368

Multifamily	Broker Price Opinion and Appraisal	104	278
Total nonrecurring assets at fair value		$2,902	$2,497
(1)When we measure impairment, including recoveries, based on the fair value of the loan or the underlying collateral and impairment is recorded on any component of the mortgage loan, including accrued interest receivable and amounts due from the borrower for advances of taxes and insurance, we present the entire fair value measurement amount with the corresponding mortgage loan.

Fannie Mae (In conservatorship) 2025 Form 10-K	F-70

Notes to Consolidated Financial Statements | Fair Value
Valuation Techniques
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
U.S. Treasury Securities and Futures
We classify securities whose values are based on quoted market prices in active markets for identical assets as Level 1 of the valuation hierarchy. These are comprised of U.S. Treasury securities and futures which are classified as trading securities.
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

Mortgage Loans Held for Investment
Build-up: We derive the fair value of performing mortgage loans using a build-up valuation technique starting with the base value for our Fannie Mae MBS with similar characteristics and then add or subtract the fair value of the associated guaranty asset, guaranty obligation (“GO”) and master servicing arrangement. We set the GO equal to the estimated fair value we would receive if we were to issue our guaranty to an unrelated party in a stand-alone arm’s length transaction at the measurement date. The fair value of the GO is estimated based on our current guaranty pricing for newly acquired loans. Our performing loans are generally classified as Level 2 of the valuation hierarchy to the extent that significant inputs are observable. To the extent that unobservable inputs are significant, the loans are classified as Level 3 of the valuation hierarchy.
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

Fannie Mae (In conservatorship) 2025 Form 10-K	F-71

Notes to Consolidated Financial Statements | Fair Value

Instruments	Valuation Techniques	Classification
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

Fannie Mae (In conservatorship) 2025 Form 10-K	F-72

Notes to Consolidated Financial Statements | Fair Value

Instruments	Valuation Techniques	Classification
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
The valuation methodology and inputs used in estimating the fair value of MBS assets are described under “Other Trading Securities and Available-for-Sale Securities.”
Level 2 and 3

Fannie Mae (In conservatorship) 2025 Form 10-K	F-73

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
therefore, the fair value of our financial assets and liabilities does not represent the underlying fair value of our total consolidated assets and liabilities.

	As of December 31, 2025
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment	Estimated Fair Value
	(Dollars in millions)
Financial assets:
Cash, including restricted cash	$42,583	$42,583	$—	$—	$—	$42,583
Securities purchased under agreements to resell	45,650	—	45,650	—	—	45,650
Trading securities	69,514	55,205	14,282	27	—	69,514
Available-for-sale securities	375	—	34	341	—	375
Mortgage loans held for sale	209	—	23	201	—	224
Mortgage loans held for investment, net of allowance for loan losses	4,119,104	—	3,656,465	137,864	—	3,794,329
Advances to lenders	3,595	—	3,595	—	—	3,595
Derivative assets at fair value	177	—	304	72	(199)	177
Guaranty assets	90	—	—	172	—	172
Total financial assets	$4,281,297	$97,788	$3,720,353	$138,677	$(199)	$3,956,619

Financial liabilities:
Short-term debt:
Of Fannie Mae	$24,538	$—	$24,548	$—	$—	$24,548
Long-term debt:
Of Fannie Mae	102,751	—	104,784	602	—	105,386
Of consolidated trusts	4,053,140	—	3,701,675	235	—	3,701,910
Derivative liabilities at fair value	152	—	1,387	7	(1,242)	152
Guaranty obligations	96	—	—	54	—	54
Total financial liabilities	$4,180,677	$—	$3,832,394	$898	$(1,242)	$3,832,050

Fannie Mae (In conservatorship) 2025 Form 10-K	F-74

Notes to Consolidated Financial Statements | Fair Value

	As of December 31, 2024
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment	Estimated Fair Value
	(Dollars in millions)
Financial assets:
Cash, including restricted cash	$38,536	$38,536	$—	$—	$—	$38,536
Securities purchased under agreements to resell	56,250	—	56,250	—	—	56,250
Trading securities	78,728	77,610	1,090	28	—	78,728
Available-for-sale securities	469	—	42	427	—	469
Mortgage loans held for sale	373	—	130	258	—	388
Mortgage loans held for investment, net of allowance for loan losses	4,137,633	—	3,496,803	127,763	—	3,624,566
Advances to lenders	1,825	—	1,825	—	—	1,825
Derivative assets at fair value	179	—	487	54	(362)	179
Guaranty assets	64	—	—	160	—	160
Total financial assets	$4,314,057	$116,146	$3,556,627	$128,690	$(362)	$3,801,101
Financial liabilities:
Short-term debt:
Of Fannie Mae	$11,188	$—	$11,193	$—	$—	$11,193
Long-term debt:
Of Fannie Mae	128,234	—	129,152	567	—	129,719
Of consolidated trusts	4,088,675	—	3,557,237	274	—	3,557,511
Derivative liabilities at fair value	154	—	2,506	15	(2,367)	154
Guaranty obligations	69	—	—	60	—	60
Total financial liabilities	$4,228,320	$—	$3,700,088	$916	$(2,367)	$3,698,637

Fannie Mae (In conservatorship) 2025 Form 10-K	F-75

Notes to Consolidated Financial Statements | Fair Value
The following is a description of the valuation techniques we use for fair value measurement of our financial instruments as well as our basis for classifying these measurements as Level 1, Level 2 or Level 3 of the valuation hierarchy in certain specific situations.

Instruments	Description	Classification
Financial Instruments for which Fair Value Approximates Carrying Value
We hold certain financial instruments that are not carried at fair value but for which the carrying value approximates fair value due to the short-term nature and negligible credit risk inherent in them. These financial instruments include cash, the majority of advances to lenders, and securities sold/purchased under agreements to repurchase/resell.
Level 1 and 2
Securities Sold/ Purchased Under Agreements to Repurchase/Resell
The carrying value for the majority of these specific instruments approximates the fair value due to the short-term nature and the negligible inherent credit risk, as they involve the exchange of collateral that is easily traded. Were we to calculate the fair value of these instruments, we would use observable inputs.
Level 2
Mortgage Loans Held for Sale
Loans are reported at the lower of cost or fair value in our consolidated balance sheets. The valuation methodology and inputs used in estimating the fair value of HFS loans are the same as for our HFI loans and are described under “Mortgage Loans Held for Investment” in the valuation techniques for assets and liabilities held at fair value table in the “Fair Value Measurement” section above. To the extent that significant inputs are unobservable, the loans are classified within Level 3 of the valuation hierarchy.
Level 2 and 3
Mortgage Loans Held for Investment
For a description of loan valuation techniques, refer to “Mortgage Loans Held for Investment” in the valuation techniques for assets and liabilities held at fair value table in the “Fair Value
Measurement” section above.
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
Level 2
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
Level 3
Guaranty Obligations
The fair value of all guaranty obligations, measured subsequent to their initial recognition, is our estimate of a hypothetical transaction price we would receive if we were to issue our guaranty to an unrelated party in a standalone arm’s-length transaction at the measurement date. The valuation methodology and inputs used in estimating the fair value of the guaranty obligations are described under “Mortgage loans held for Investment—Build-up” in the valuation techniques for assets and liabilities held at fair value in the “Fair Value Measurement” section above.
Level 3
Fair Value Option
We generally elect the fair value option on a financial instrument when the accounting guidance would otherwise require us to separately account for a derivative that is embedded in the instrument at fair value. Under the fair value option, we carry this type of instrument, in its entirety, at fair value instead of separately accounting for the derivative.
Interest income from the mortgage loans is recorded in “Interest income: Mortgage loans” and interest expense for the debt instruments is recorded in “Interest expense: Long-term debt” in our consolidated statements of operations and comprehensive income.

Fannie Mae (In conservatorship) 2025 Form 10-K	F-76

Notes to Consolidated Financial Statements | Fair Value
The following table displays the fair value and UPB of the financial instruments for which we have elected the fair value option.

	As of December 31,
	2025			2024
	Loans(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts	Loans(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts
	(Dollars in millions)
Fair value	$5,464	$256	$15,060	$3,744	$385	$13,292
UPB	5,808	250	15,516	4,079	383	13,766
(1)Includes nonaccrual loans with a fair value of $30 million and $31 million as of December 31, 2025 and 2024, respectively. Includes loans that are 90 days or more past due with a fair value of $26 million and $25 million as of December 31, 2025 and 2024, respectively.
Changes in Fair Value under the Fair Value Option Election
We recorded gains of $290 million, losses of $26 million and gains of $108 million for the years ended December 31,
2025, 2024 and 2023, respectively, from changes in the fair value of loans recorded at fair value in “Fair value gains
(losses), net” in our consolidated statements of operations and comprehensive income.
We recorded losses of $702 million, gains of $59 million, and losses of $308 million for the years ended December 31,
2025, 2024 and 2023, respectively, from changes in the fair value of long-term debt recorded at fair value in “Fair value gains (losses), net” in our consolidated statements of operations and comprehensive income.
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
In addition to the matters specifically described below, we are involved in a number of legal and regulatory proceedings that arise in the ordinary course of business that we do not expect will have a material impact on our business or financial condition. Our bylaws provide that we indemnify officers and directors for certain liabilities incurred in connection with legal proceedings and, pursuant to our bylaws and related indemnification agreements, we have advanced costs and expenses.
Senior Preferred Stock Purchase Agreements Litigation
A consolidated class action (“In re Fannie Mae/Freddie Mac Senior Preferred Stock Purchase Agreement Class Action
Litigations”) and a non-class action lawsuit, Fairholme Funds v. FHFA, filed by Fannie Mae and Freddie Mac stockholders against us, FHFA as our conservator, and Freddie Mac were filed in the U.S. District Court for the District

Fannie Mae (In conservatorship) 2025 Form 10-K	F-77

Notes to Consolidated Financial Statements | Commitments and Contingencies
of Columbia. The lawsuits challenge the August 2012 amendment to each company’s senior preferred stock purchase agreement with Treasury.
Plaintiffs in these lawsuits allege that the net worth sweep dividend provisions of the senior preferred stock that were implemented pursuant to the August 2012 amendments nullified certain of the stockholders’ rights and caused them harm. Plaintiffs in the class action represent a class of Fannie Mae preferred stockholders and classes of Freddie Mac common and preferred stockholders. The cases were tried before a jury at a trial that commenced on July 24, 2023. On
August 14, 2023, the jury returned a verdict for the plaintiffs and awarded damages of $299.4 million to Fannie Mae preferred stockholders. On October 24, 2023, the court held that these stockholders were entitled to receive prejudgment interest on the damage award. On March 20, 2024, the court entered final judgment and set the amount of prejudgment interest owed by Fannie Mae at $199.7 million. On April 17, 2024, the defendants filed a motion for judgment as a matter of law, which the court denied on March 14, 2025. The defendants filed a notice of appeal on April
11, 2025. On April 25, 2025, plaintiffs filed a notice of cross-appeal challenging several of the court’s pretrial rulings, which they contend prevented them from seeking the full measure of their alleged damages. Until the appeal is resolved and any final judgment amount has been paid, post-judgment interest on the damages and prejudgment interest awards will accrue at a rate of 5.01%, starting on March 20, 2024, to be computed daily and compounded annually. We recognized $495 million of expense in 2023 related to the jury verdict and estimated prejudgment interest through
December 31, 2023 in “Other income (expense), net.” We recognized an additional $24 million and $26 million of expense in 2024 and 2025, respectively, related to the prejudgment and post-judgment interest. Briefing on the appeal is currently scheduled to conclude in February 2026.
Unconditional Purchase Commitments
We have $52.9 billion in unconditional commitments related to the purchase of loans and mortgage-related securities.
These are primarily mortgage commitment derivatives with maturities under one year and include both on- and off-
balance sheet commitments. A portion of these have been recorded as derivatives in our consolidated balance sheets.