Form 10-Q
period 2026-03-31
FEDERAL NATIONAL MORTGAGE ASSOCIATION FANNIE MAE
filed 2026-04-29
CIK 310522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☑
As of April 10, 2026, there were 1,158,087,567 shares of common stock of the registrant outstanding.

Fannie Mae First Quarter 2026 Form 10-Q	i

Fannie Mae First Quarter 2026 Form 10-Q	ii

MD&A | About Fannie Mae
PART I—FINANCIAL INFORMATION
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in conjunction with our unaudited condensed consolidated financial statements and related notes in this report and the more detailed information in our annual report on Form 10-K for the year ended December 31, 2025 (“2025 Form 10-K”). You can find a “Glossary of Terms Used in This Report” in MD&A in our 2025 Form 10-K.
This report includes forward-looking statements based on management’s current expectations that are subject to significant uncertainties. Future events and our results may differ materially from those reflected in our forward-looking statements due to a variety of factors, including those discussed in “Forward-Looking Statements” and elsewhere in this report and in “Risk Factors” and elsewhere in our 2025 Form 10-K.
About Fannie Mae

Fannie Mae is a leading source of financing for residential mortgages in the United States. We provided $115.8 billion in liquidity to the mortgage market in the first quarter of 2026, which enabled the financing of approximately 385,000 home purchases, refinancings, and rental units.
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
Because we assume the credit risk for mortgage loans in our MBS, our earnings are affected by the credit performance of these loans. Credit risk management is therefore key to our business and financial results. To help manage our mortgage credit risk exposure, and in response to capital and other requirements, we transfer some of our credit risk exposure to third parties through credit risk transfer and mortgage insurance. For a discussion of how we manage credit risk, see “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management” and “MD&A—Multifamily Business—Multifamily Mortgage Credit Risk Management” in this report and in our 2025 Form 10-K.
We support both single-family and multifamily housing. Our Single-Family business provides financing for properties that have four or fewer residential units. Our Multifamily business provides financing for residential buildings with five or more units. As of December 31, 2025 (the latest date for which information is available), Fannie Mae owned or guaranteed an estimated 24% of single-family mortgage debt outstanding and an estimated 21% of multifamily mortgage debt outstanding in the United States.
We have been in conservatorship since 2008. The Federal Housing Finance Agency (“FHFA”) is our conservator. During conservatorship, our Board has no fiduciary duties to the company or its stockholders, as they owe their fiduciary duties of care and loyalty solely to FHFA as conservator. Since March 17, 2025, the FHFA Director has served as the Chair of our Board, and FHFA’s General Counsel has also served as a member of our Board. Conservatorship and our agreements with the U.S. Department of the Treasury (“Treasury”) significantly restrict our business activities and stockholder rights. For more information about the impact of conservatorship and these agreements on our business, stockholders, and our uncertain future, see “Business—Conservatorship and Treasury Agreements” and “Risk Factors—GSE and Conservatorship Risk” in our 2025 Form 10-K.
Recent Developments

New Credit Score Models
In April 2026, we updated our Selling Guide to allow for two new credit score models—VantageScore® 4.0 and FICO® Score 10T. For additional information on these new models, see “Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Acquisition and Servicing Policies and Underwriting and Servicing Standards—New Credit Score Models.”

Fannie Mae First Quarter 2026 Form 10-Q	1

MD&A | Recent Developments
Cybersecurity Risks and Risk Management
Recently announced new artificial intelligence (“AI”) models have raised concerns that the new models may significantly increase the ability of cyber threat actors (including the AI itself acting autonomously) to use AI tools to find and exploit cybersecurity vulnerabilities. We are engaging with industry leaders and have established plans to prepare for this heightened cyber risk environment. Notwithstanding our efforts to manage these and other cybersecurity risks, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on our business, including our business strategy, results of operations and financial condition. See “Risk Factors—Operational and Model Risk” in our 2025 Form 10-K for additional discussion of cybersecurity risks to our business.
Financial Results Summary

Please read this summary together with our MD&A, our condensed consolidated financial statements and the accompanying notes included in this report.
•Net income was $3.7 billion for both the first quarter of 2026 and the first quarter of 2025. Net income increased by $59 million from the first quarter of 2025, primarily driven by a $247 million decrease in administrative expenses, a $195 million increase in net revenues and a $121 million decrease in credit enhancement expense, which were mostly offset by a $276 million increase in investment losses and a $253 million increase in provision for credit losses.
◦Net revenues totaled $7.3 billion in the first quarter of 2026, up $195 million from the first quarter of 2025, primarily driven by a $120 million increase in net interest income from portfolios and a $76 million increase in net interest income from base guaranty fees.
◦Provision for credit losses was $277 million in the first quarter of 2026, consisting of a $103 million single-family provision for credit losses and a $174 million multifamily provision for credit losses. The single-family provision was primarily driven by current-period loan acquisitions and newly delinquent loans, partially offset by a benefit from actual home price growth. The multifamily provision was primarily driven by an increase in loan delinquencies and by weakened property valuations on properties in our multifamily guaranty book of business where foreclosure was probable.
◦Non-interest expense was $2.2 billion in the first quarter of 2026, a decrease of $416 million from the first quarter of 2025, primarily due to a $247 million decrease in administrative expenses and a $121 million decrease in credit enhancement expense.
•Net worth increased by $3.7 billion in the first quarter of 2026 to $112.7 billion as of March 31, 2026.
For more information on the drivers of our financial results, see “Consolidated Results of Operations.”
Key Market Economic Indicators

In “MD&A—Key Market Economic Indicators” in our 2025 Form 10-K, we discuss how varying macroeconomic conditions can influence our financial results across different business and economic environments, and we provide forecasts and expectations with respect to some of these macroeconomic conditions. Below we provide an update to these forecasts and expectations, as well as updates to certain macroeconomic information. Our forecasts and

Fannie Mae First Quarter 2026 Form 10-Q	2

MD&A | Key Market Economic Indicators
expectations are based on many assumptions, subject to many uncertainties and may change, perhaps substantially, from our current forecasts and expectations. See “Risk Factors” in our 2025 Form 10-K and “Forward-Looking Statements” in this report for a discussion of factors that could cause actual results to differ materially from our current forecasts and expectations.
Market Interest Rates
Selected Market Interest Rates
(1)Refers to the U.S. weekly average fixed-rate mortgage rate according to Freddie Mac’s Primary Mortgage Market Survey®. These rates are reported using the latest available data for a given period.
(2)According to Bloomberg.
(3)Refers to the daily rate per the Federal Reserve Bank of New York.
The U.S. weekly average 30-year fixed-rate mortgage rate increased to 6.38% at the end of the first quarter of 2026, compared to 6.15% at the end of the fourth quarter of 2025.
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
We currently estimate home prices on a national basis increased by 1.2% in the first quarter of 2026. We expect home price growth of 3.2% on a national basis in 2026. We also expect regional variation in the timing and rate of home price changes.

Fannie Mae First Quarter 2026 Form 10-Q	3

MD&A | Key Market Economic Indicators
Economic Activity
GDP and Unemployment Rate
(1)Real GDP growth (decline) is based on the quarterly series calculated by the Bureau of Economic Analysis and is subject to revision.
(2)According to the U.S. Bureau of Labor Statistics and subject to revision.
U.S. gross domestic product (“GDP”) increased by 0.5% in the fourth quarter of 2025. Bureau of Economic Analysis GDP data for the first quarter of 2026 was not available at the time of filing this report. We expect GDP will continue to grow in 2026. The unemployment rate decreased to 4.3% in the first quarter of 2026, compared with 4.4% in the fourth quarter of 2025. We expect the unemployment rate to remain relatively stable in 2026.
The impact of trade, fiscal, monetary, regulatory, and immigration policies is uncertain and could materially impact our outlook for interest rates, home price growth, and economic growth. Our housing and economic outlook also could be affected by the impact of geopolitical events, including the continuation or worsening of the conflict in the Middle East. See “Risk Factors—Credit Risk” and “Risk Factors—Market and Industry Risk” in our 2025 Form 10-K for discussion of risks to our business and financial results associated with interest rates, home prices, economic conditions, and geopolitical events.

Fannie Mae First Quarter 2026 Form 10-Q	4

MD&A | Consolidated Results of Operations
Consolidated Results of Operations

This section discusses our condensed consolidated results of operations and should be read together with our condensed consolidated financial statements and the accompanying notes.

Summary of Condensed Consolidated Results of Operations
	For the Three Months Ended March 31,

	2026	2025	Variance
	(Dollars in millions)
Net interest income(1)	$7,198	$7,001	$197
Fee and other income	82	84	(2)
Net revenues	7,280	7,085	195
Fair value gains (losses), net	121	123	(2)
Investment gains (losses), net	(277)	(1)	(276)
Other gains (losses), net	(156)	122	(278)
(Provision) benefit for credit losses	(277)	(24)	(253)
Non-interest expense:
Administrative expenses(2)	(745)	(992)	247
Legislative assessments(3)	(931)	(931)	—
Credit enhancement expense(4)	(358)	(479)	121
Other income (expense), net(5)	(149)	(197)	48
Total non-interest expense	(2,183)	(2,599)	416
Income before federal income taxes	4,664	4,584	80
Provision for federal income taxes	(944)	(923)	(21)
Net income	$3,720	$3,661	$59
Total comprehensive income	$3,655	$3,655	$—
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
Net Interest Income
Overview
Our primary source of net interest income is guaranty fees we receive for assuming the credit risk on mortgage loans underlying Fannie Mae MBS held by third parties in our guaranty book of business. We also recognize net interest income on the difference between interest income earned on the assets in our retained mortgage portfolio and our corporate liquidity portfolio (collectively, our “portfolios”) and the interest expense associated with our funding debt. In addition, income or expense from hedge accounting is a component of our net interest income. See “MD&A—Consolidated Results of Operations—Net Interest Income” in our 2025 Form 10-K for more information about the sources of our net interest income.

Fannie Mae First Quarter 2026 Form 10-Q	5

MD&A | Consolidated Results of Operations
Components of Net Interest Income
The table below displays the components of our net interest income from our guaranty book of business, from our portfolios, as well as from hedge accounting.

Components of Net Interest Income
	For the Three Months Ended March 31,
	2026	2025	Variance
	(Dollars in millions)
Net interest income from guaranty book of business:
Base guaranty fee income excluding TCCA	$4,286	$4,202	$84
Base guaranty fee income related to TCCA	851	859	(8)
Net deferred guaranty fee income	792	796	(4)
Total net interest income from guaranty book of business	5,929	5,857	72
Net interest income from portfolios(1)	1,442	1,322	120
Income (expense) from hedge accounting(2)	(173)	(178)	5
Total net interest income	$7,198	$7,001	$197
(1)Includes interest income from assets held in our retained mortgage portfolio and our corporate liquidity portfolio, as well as other assets used to support lender liquidity. Also includes interest expense on our funding debt.
(2)For more information about our hedge accounting program, see “Note 9, Derivative Instruments.”
Net interest income increased by $197 million in the first quarter of 2026 compared with the first quarter of 2025 primarily driven by higher net interest income from portfolios and higher base guaranty fee income.
•Higher net interest income from portfolios. Higher net interest income from portfolios in the first quarter of 2026 compared with the first quarter of 2025 was primarily due to a higher average balance outstanding on our retained mortgage portfolio, primarily driven by an increase in our acquisition of agency MBS. This was partially offset by a decrease in net interest income from our corporate liquidity portfolio as we reinvested a portion of these funds into agency MBS. See “Retained Mortgage Portfolio” for more information about our retained mortgage portfolio and “Liquidity and Capital Management—Liquidity Management—Corporate Liquidity Portfolio” for more information about our corporate liquidity portfolio.
•Higher base guaranty fee income. Higher base guaranty fee income in the first quarter of 2026 compared with the first quarter of 2025 was primarily due to an increase in the size of our multifamily guaranty book of business, higher yield maintenance revenue we recognized on the prepayment of multifamily loans, and higher average guaranty fees on our single-family conventional guaranty book of business.

Fannie Mae First Quarter 2026 Form 10-Q	6

MD&A | Consolidated Results of Operations
Analysis of Unamortized Deferred Guaranty Fees
The following charts present information about the interest rates of the loans in our single-family conventional guaranty book of business as well as information about our deferred guaranty fees.
As shown in the chart below (on the left), most of our single-family conventional guaranty book of business as of March 31, 2026 had an interest rate lower than the U.S. weekly average 30-year fixed-rate mortgage rate. Per Freddie Mac’s Primary Mortgage Market Survey®, as of March 26, 2026, the U.S. weekly average interest rate for a single-family 30-year fixed-rate mortgage was 6.38%. Accordingly, even if interest rates decline to 5%, most of the borrowers whose mortgage loans are in our single-family conventional guaranty book of business still would not be incentivized to refinance.
The other chart below (on the right) presents guaranty fees that will be amortized into deferred guaranty fee income in future periods, which we refer to as “unamortized deferred guaranty fees,” as described in “MD&A—Consolidated Results of Operations—Net Interest Income—Analysis of Unamortized Deferred Guaranty Fees” in our 2025 Form 10-K.

Interest Rates of Single-Family Conventional Guaranty Book of Business Compared with the U.S. Weekly Average 30-Year Fixed-Rate Mortgage Rate	Unamortized Deferred Guaranty Fees
As of March 31, 2026	(Dollars in billions)

≥7%
4%
6% to <7%
15%
6.38%
5% to <6%
10%
4% to <5%
13%
3% to <4%
31%
<3%
27%
0%
10%
20%
30%
40%
50%

—	Represents the U.S. weekly average 30-year fixed-rate mortgage rate as of March 26, 2026, according to Freddie Mac’s Primary Mortgage Market Survey®, the last published rate for the quarter ending March 31, 2026.	—	Represents the net unamortized cost basis adjustment balance that will be amortized and recognized through deferred guaranty fee income over the remaining contractual life of the mortgage loans or debt.

—	Represents the percentage of single-family conventional guaranty book of business by select interest rate band based on the current interest rate of the mortgage loans.
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

Fannie Mae First Quarter 2026 Form 10-Q	7

MD&A | Consolidated Results of Operations
Analysis of Net Interest Income
The table below displays an analysis of our net interest income, average balances and related yields earned on assets and incurred on liabilities. For most components of the average balances, we use a daily weighted average of the unpaid principal balance (“UPB”) net of unamortized cost basis adjustments. When daily average balance information is not available, such as for mortgage loans, we use monthly averages.

Analysis of Net Interest Income and Yield(1)
	For the Three Months Ended March 31,
	2026			2025
	Average Balance	Interest Income/ (Expense)	Average Rates Earned/Paid	Average Balance	Interest Income/ (Expense)	Average Rates Earned/Paid
	(Dollars in millions)
Interest-earning assets:
Cash	$11,092	$98	3.53%	$11,625	$125	4.30%
Securities purchased under agreements to resell	67,993	630	3.71	79,218	872	4.40
Investments in securities	65,219	547	3.35	81,509	587	2.88
Mortgage loans:
Mortgage loans of Fannie Mae	60,605	655	4.32	49,919	499	4.00
Mortgage loans of consolidated trusts	4,069,960	38,250	3.76	4,094,365	36,900	3.60
Total mortgage loans(2)	4,130,565	38,905	3.77	4,144,284	37,399	3.61
Advances to lenders	3,452	42	4.87	2,376	33	5.56
Total interest-earning assets	$4,278,321	$40,222	3.76%	$4,319,012	$39,016	3.61%
Interest-bearing liabilities:
Short-term funding debt	$21,431	$(194)	3.62%	$9,837	$(105)	4.27%
Long-term funding debt	116,949	(1,310)	4.48	125,332	(1,292)	4.12
Total debt of Fannie Mae	138,380	(1,504)	4.35	135,169	(1,397)	4.13
Debt securities of consolidated trusts held by third parties	4,021,658	(31,520)	3.14	4,080,854	(30,618)	3.00
Total interest-bearing liabilities	$4,160,038	$(33,024)	3.18%	$4,216,023	$(32,015)	3.04%
Net interest income/net interest yield		$7,198	0.67%		$7,001	0.65%
(1)    Includes the effects of discounts, premiums and other cost basis adjustments, including basis adjustments related to hedge accounting.
(2)    Average balance includes mortgage loans on nonaccrual status. Interest income includes loan fees of $790 million for the first quarter of 2026, compared with $645 million for the first quarter of 2025. Loan fees primarily consist of yield maintenance revenue we recognized on the prepayment of multifamily mortgage loans and the amortization of upfront cash fees exchanged when we acquire the mortgage loan.

Fannie Mae First Quarter 2026 Form 10-Q	8

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

(Provision) Benefit for Credit Losses and Change in Expected Credit Enhancement Recoveries by Segment
	For the Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
(Provision) benefit for credit losses:
Single-family (provision) benefit for credit losses	$(103)	$(24)
Multifamily (provision) benefit for credit losses	(174)	—
Total (provision) benefit for credit losses	$(277)	$(24)

Change in expected credit enhancement recoveries:(1)
Single-family	$12	$(31)
Multifamily	60	25
Total change in expected credit enhancement recoveries	$72	$(6)
(1)Consists of estimated changes in benefits from our freestanding credit enhancements, which are recognized as a component of “Other income (expense), net” in our condensed consolidated statements of operations and comprehensive income.
Single-Family (Provision) Benefit for Credit Losses
Our single-family provision for credit losses in the first quarter of 2026 was primarily driven by provision associated with loans that we acquired during the period, the majority of which consisted of purchase loans, and by provision from newly delinquent loans, partially offset by a benefit from actual home price growth.
Our single-family provision for credit losses of $24 million in the first quarter of 2025 reflected the impact of economic uncertainty and improvements in actual and forecasted home price growth.
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
For further discussion of how our single-family provision is affected by purchase loan acquisitions, loan delinquencies, and home prices, see “MD&A—Consolidated Results of Operations—(Provision) Benefit for Credit Losses” in our 2025 Form 10-K. Additional information on home price growth and our home price forecast is provided in “Key Market Economic Indicators” in this report and in our 2025 Form 10-K. Also see “Critical Accounting Estimates” in this report for further discussion of our home price and interest rate forecasts and their impact on our single-family (provision) benefit for credit losses.
Multifamily (Provision) Benefit for Credit Losses
Our multifamily provision for credit losses in the first quarter of 2026 was primarily driven by an increase in loan delinquencies and by weakened property valuations on properties in our multifamily guaranty book of business where foreclosure was probable.
Our multifamily (provision) benefit for credit losses in the first quarter of 2025 was neutral. Our multifamily allowance for credit losses as of March 31, 2025 included a component related to economic uncertainty, particularly uncertainty related to multifamily property values.

Fannie Mae First Quarter 2026 Form 10-Q	9

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
Our hedge accounting program is designed to hedge our exposure to changes in benchmark interest rates, specifically the Secured Overnight Financing Rate (“SOFR”), and cannot be applied to changes in interest rate spreads, convexity, or seasoning (i.e., the effect of financial instruments moving closer to maturity). As a result, our fair value gains and losses after the impact of hedge accounting are impacted by components unrelated to changes in SOFR. See “Note 1, Summary of Significant Accounting Policies—Fair Value Hedge Accounting” in our 2025 Form 10-K for additional information.
The table below displays our fair value gains (losses) both including and excluding the impact of hedge accounting.

Fair Value Gains (Losses), Net
	For the Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
Total pre-hedge accounting fair value gains (losses)	$199	$(69)
Impact of hedge accounting(1)	(78)	192
Total fair value gains (losses), net	$121	$123
(1)The “Impact of hedge accounting” reflected in this table shows the net gain or loss from swaps in hedging relationships plus any accrued interest during the applicable periods, which are recognized in “Net interest income.”

In the first quarter of 2026 and 2025, our hedge accounting program largely mitigated the impact of benchmark interest rate-driven fair value movements. The net fair value gains recognized for those periods reflect residual impacts not addressed by hedge accounting. For the first quarter of 2026, the net fair value gains recognized included net gains on mortgage commitment derivatives and mortgage-related securities resulting from the widening of the secondary spread, which is the spread between the 30-year MBS current coupon yield and the 10-year U.S. Treasury rate. For the first quarter of 2025, the net fair value gains recognized included gains on our fixed-rate trading securities.
Investment Gains (Losses), Net
Investment losses, net increased by $276 million in the first quarter of 2026 compared with the first quarter of 2025, primarily driven by debt extinguishment losses in the first quarter of 2026 resulting from our acquisitions of Fannie Mae MBS for our retained mortgage portfolio. See “Note 1, Summary of Significant Accounting Policies—Debt” in our 2025 Form 10-K for more information about how we record debt extinguishment gains or losses.
Administrative Expenses
Administrative expenses decreased by $247 million in the first quarter of 2026 compared with the first quarter of 2025, primarily driven by lower professional services fees, severance costs and employee headcount, and a reduced real-estate footprint.

Fannie Mae First Quarter 2026 Form 10-Q	10

MD&A | Consolidated Results of Operations
Legislative Assessments
The table below displays the components of our legislative assessments.

Legislative Assessments
	For the Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
TCCA fees(1)	$851	$859
FHFA assessments(2)	31	40
Affordable housing allocations:(3)
Treasury’s Capital Magnet Fund	17	11
HUD’s Housing Trust Fund	32	21
Total affordable housing allocations	49	32
Total legislative assessments	$931	$931
(1)TCCA fees are expenses recognized as a result of the 10 basis point increase in guaranty fees on all single-family mortgages delivered to us on or after April 1, 2012 pursuant to the Temporary Payroll Tax Cut Continuation Act of 2011 and as extended by the Infrastructure Investment and Jobs Act, which we pay to Treasury.
(2)FHFA assessments are expenses relating to our obligation under the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended (the “GSE Act”), to pay FHFA to cover a portion of its costs, expenses and working capital.
(3)Affordable housing allocations relates to the GSE Act requirement to set aside each year an amount equal to 4.2 basis points of the UPB of our new business purchases and to pay this amount to specified U.S. Department of Housing and Urban Development (“HUD”) and Treasury funds in support of affordable housing. In March 2026, we paid $171 million to the funds based on $408.2 billion new business purchases in 2025. For the first quarter of 2026, we recognized an expense of $49 million related to this obligation based on $115.5 billion in new business purchases during the period. We expect to pay this amount to the funds in 2027, plus additional amounts to be accrued based on our new business purchases in the remaining nine months of 2026.
Credit Enhancement Expense
Credit enhancement expense decreased by $121 million in the first quarter of 2026 compared with first quarter of 2025. This decrease was primarily driven by cancellation fees paid in the first quarter of 2025 to terminate certain single-family lender risk-sharing transactions.

Fannie Mae First Quarter 2026 Form 10-Q	11

MD&A | Consolidated Balance Sheet Analysis
Consolidated Balance Sheet Analysis

This section discusses our condensed consolidated balance sheets and should be read together with our condensed consolidated financial statements and the accompanying notes.

Summary of Condensed Consolidated Balance Sheets
	As of
	March 31, 2026	December 31, 2025	Variance
	(Dollars in millions)
Assets
Cash	$11,485	$11,452	$33
Restricted cash	33,779	31,131	2,648
Securities purchased under agreements to resell	38,199	45,650	(7,451)
Investments in securities, at fair value	75,520	69,889	5,631
Mortgage loans:
Of Fannie Mae	60,785	58,173	2,612
Of consolidated trusts	4,062,872	4,069,504	(6,632)
Allowance for loan losses	(8,357)	(8,364)	7
Mortgage loans, net of allowance for loan losses	4,115,300	4,119,313	(4,013)
Deferred tax assets, net	9,430	9,828	(398)
Other assets	30,922	30,275	647
Total assets	$4,314,635	$4,317,538	$(2,903)
Liabilities and equity
Debt:
Of Fannie Mae	$150,438	$127,289	$23,149
Of consolidated trusts	4,022,364	4,053,140	(30,776)
Other liabilities	29,166	28,097	1,069
Total liabilities	4,201,968	4,208,526	(6,558)
Total stockholders’ equity	112,667	109,012	3,655
Total liabilities and equity	$4,314,635	$4,317,538	$(2,903)
Restricted Cash
The increase in restricted cash from December 31, 2025 to March 31, 2026, was primarily driven by an increase in prepayments of loans held in consolidated trusts, resulting in higher cash balances held in trusts at period end. For information on our accounting policy for restricted cash, see “Note 1, Summary of Significant Accounting Policies” in our 2025 Form 10-K.
Securities Purchased Under Agreements to Resell
The decrease in securities purchased under agreements to resell from December 31, 2025 to March 31, 2026, was due to maturities, with proceeds reinvested into agency MBS investments held in our retained mortgage portfolio. See “Liquidity and Capital Management—Liquidity Management—Corporate Liquidity Portfolio” and “Retained Mortgage Portfolio” for additional information.
Investments in Securities, at Fair Value
The primary driver of the increase in investments in securities, at fair value, from December 31, 2025 to March 31, 2026, was the reallocation of investable funds to agency MBS securities held in our retained mortgage portfolio and purchases of U.S. Treasury securities.
Mortgage Loans, Net of Allowance for Loan Losses
The mortgage loans reported in our condensed consolidated balance sheets are classified as either held for sale (“HFS”) or held for investment (“HFI”) and include loans owned by Fannie Mae and loans held in consolidated trusts.
Mortgage loans, net of allowance for loan losses decreased from December 31, 2025 to March 31, 2026, driven primarily by loan paydowns and liquidations outpacing acquisitions during the first quarter of 2026.

Fannie Mae First Quarter 2026 Form 10-Q	12

MD&A | Consolidated Balance Sheet Analysis
For additional information on our mortgage loans, see “Note 4, Mortgage Loans,” and for additional information on changes in our allowance for loan losses, see “Note 5, Allowance for Credit Losses.”
Debt
The increase in debt of Fannie Mae from December 31, 2025 to March 31, 2026 was primarily driven by long-term debt issuances to replace debt scheduled to mature later in the year and to further enhance our liquidity position by taking advantage of favorable market conditions. The decrease in debt of consolidated trusts from December 31, 2025 to March 31, 2026 was primarily driven by an increase in Fannie Mae MBS held in our retained mortgage portfolio, and liquidations of single-family Fannie Mae MBS outpacing issuances. Purchases of Fannie Mae MBS from consolidated trusts for our retained mortgage portfolio result in the derecognition of related balances in debt of consolidated trusts. See “Liquidity and Capital Management—Liquidity Management—Debt Funding” for a summary of activity in debt of Fannie Mae and information on our outstanding short-term and long-term debt. Also see “Note 8, Short-Term and Long-Term Debt” for additional information on our total outstanding debt.
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
•Loss mitigation includes delinquent mortgage loans we purchase from our MBS trusts, which enables us to initiate certain loss mitigation efforts.
•Other primarily includes legacy assets that we purchased for investment purposes prior to our entry into conservatorship in 2008.

Fannie Mae First Quarter 2026 Form 10-Q	13

MD&A | Retained Mortgage Portfolio
The following table displays the components of our retained mortgage portfolio, based on UPB. The presentation of mortgage loans and mortgage-related securities in our condensed consolidated balance sheets is dependent upon the nature of the asset. For mortgage-related securities, purchases of Fannie Mae MBS for our retained mortgage portfolio result in the derecognition of related balances in debt of consolidated trusts, and therefore remain in “Mortgage loans, net of allowance for loan losses,” while purchases of non-Fannie Mae MBS are included in “Investments in securities, at fair value.”

Retained Mortgage Portfolio
	As of
	March 31, 2026	December 31, 2025
	(Dollars in millions)
Agency MBS investments and lender liquidity:
Agency securities(1)	$103,882	$70,416
Mortgage loans	7,640	7,821
Total agency MBS investments and lender liquidity	111,522	78,237
Loss mitigation mortgage loans(2)	51,633	48,594
Other:
Reverse mortgage loans and securities(3)	2,565	2,709
Other mortgage loans and securities(4)	3,018	2,921
Total other	5,583	5,630
Total retained mortgage portfolio	$168,738	$132,461

Retained mortgage portfolio by segment:
Single-family mortgage loans and mortgage-related securities	$155,613	$123,426
Multifamily mortgage loans and mortgage-related securities	$13,125	$9,035
(1)Consists of Fannie Mae, Freddie Mac and Ginnie Mae mortgage-related securities, including Freddie Mac securities guaranteed by Fannie Mae. Excludes Fannie Mae and Ginnie Mae reverse mortgage securities and Fannie Mae-wrapped private-label securities.
(2)Includes single-family loans on nonaccrual status of $13.5 billion and $12.7 billion as of March 31, 2026 and December 31, 2025, respectively. Also includes multifamily loans on nonaccrual status of $3.2 billion and $3.0 billion as of March 31, 2026 and December 31, 2025, respectively.
(3)Includes Fannie Mae and Ginnie Mae reverse mortgage securities.
(4)Other mortgage loans primarily includes single-family loans that are not included in the loss mitigation or agency MBS investments and lender liquidity categories and multifamily loans on accrual status. Other mortgage securities primarily includes private-label securities and mortgage revenue bonds.
The retained mortgage portfolio increased $36.3 billion in the first quarter of 2026 to $168.7 billion as of March 31, 2026, primarily driven by an increase in our acquisition of agency MBS for investment purposes following FHFA’s January 2026 increase to our agency MBS investment limit to allow us to further support the secondary mortgage market, while generating viable economic returns. Our agency MBS investments may fluctuate based on market conditions and other purchases for our retained mortgage portfolio, such as purchases of loans from our MBS trusts for loss mitigation purposes and to facilitate lender liquidity, as well as other factors.
The amount of mortgage assets that we may own is capped at $225 billion under the terms of our senior preferred stock purchase agreement with Treasury. We are also subject to specified limitations on the composition of our retained mortgage portfolio pursuant to FHFA guidance, which are described in “MD&A—Retained Mortgage Portfolio” in our 2025 Form 10-K.
We include 10% of the notional value of the interest-only securities we hold in calculating the size of the retained mortgage portfolio for the purpose of determining compliance with the senior preferred stock purchase agreement mortgage assets cap and associated FHFA instructions. As of March 31, 2026, 10% of the notional value of our interest-only securities was $2.2 billion, which is not included in the table above.
Under the terms of our MBS trust documents, we have the option or, in some instances, the obligation, to purchase mortgage loans that meet specific criteria from an MBS trust. FHFA has also provided us with instruction on our single-family delinquent loan buyout policy. The purchase price for these loans is the UPB of the loans plus accrued interest. In support of our loss mitigation strategies, we purchased $4.0 billion of loans from our single-family MBS trusts in the first quarter of 2026, the substantial majority of which were delinquent, compared with $3.6 billion of loans in the first quarter of 2025.

Fannie Mae First Quarter 2026 Form 10-Q	14

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
We use the term “Fannie Mae MBS” or “our MBS” to refer to any type of mortgage-backed security that we issue, including Fannie Mae-issued uniform mortgage-backed securities, or “UMBS®,” and structured securities such as Supers® and Real Estate Mortgage Investment Conduit securities (“REMICs”).
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
We present our guaranty book of business in this section and in our Monthly Summary reports available on our website based on the UPB of our MBS outstanding. In the “Single-Family Business” and “Multifamily Business” sections, we present our single-family conventional guaranty book of business and our multifamily guaranty book of business based on the UPB of mortgage loans underlying our MBS. The difference between these two measures, which is generally less than 1%, is primarily the result of payments we receive on underlying loans that have not yet been paid to the MBS holders or instances where we have advanced missed borrower payments on mortgage loans to make required distributions to MBS holders. Using these two presentations allows us to base the disclosure in this section and in our Monthly Summary reports on the MBS measurement, and disclosures about the composition of loans in our guaranty book of business on the loan measurement.
The table below displays the composition of our guaranty book of business and our total Fannie Mae guarantees based on UPB.

Composition of Fannie Mae Guaranty Book of Business
	As of
	March 31, 2026			December 31, 2025
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Conventional guaranty book of business	$3,587,514	$545,132	$4,132,646	$3,592,548	$537,832	$4,130,380
Government guaranty book of business	4,538	459	4,997	4,732	473	5,205
Guaranty book of business	3,592,052	545,591	4,137,643	3,597,280	538,305	4,135,585
Freddie Mac securities guaranteed by Fannie Mae(1)	181,163	—	181,163	184,345	—	184,345
Total Fannie Mae guarantees	$3,773,215	$545,591	$4,318,806	$3,781,625	$538,305	$4,319,930
(1)Represents the UPB of Freddie Mac-issued UMBS backing Fannie Mae-issued Supers and REMICs. Because we do not have the power to direct matters (primarily the servicing of mortgage loans) that impact the credit risk to which we are exposed, which constitute control of these securitization trusts, we do not consolidate these trusts in our condensed consolidated balance sheets, giving rise to off-balance sheet exposure. See “Liquidity and Capital Management—Liquidity Management—Off-Balance Sheet Arrangements” and “Note 7, Financial Guarantees” for more information regarding our maximum exposure to loss on unconsolidated Fannie Mae MBS and Freddie Mac securities.

Fannie Mae First Quarter 2026 Form 10-Q	15

MD&A | Business Segments Financial Results
Business Segment Financial Results

We have two reportable business segments: Single-Family and Multifamily. This section discusses the primary components of net income for our Single-Family Business and Multifamily Business segments. This information complements the discussion of our condensed consolidated financial results in “Consolidated Results of Operations.”

Quarterly Business Segment Financial Results(1)
	For the Three Months Ended March 31,
	2026		2025		Segment Variance
	Single-Family	Multifamily	Single-Family	Multifamily	Single-Family	Multifamily
	(Dollars in millions)
Net interest income(2)	$5,978	$1,220	$5,866	$1,135	$112	$85
Fee and other income	61	21	65	19	(4)	2
Net revenues	6,039	1,241	5,931	1,154	108	87
Fair value gains (losses), net	204	(83)	82	41	122	(124)
Investment gains (losses), net	(257)	(20)	1	(2)	(258)	(18)
Other gains (losses), net	(53)	(103)	83	39	(136)	(142)
(Provision) benefit for credit losses	(103)	(174)	(24)	—	(79)	(174)
Non-interest expense:
Administrative expenses(3)	(601)	(144)	(812)	(180)	211	36
Legislative assessments(4)	(918)	(13)	(920)	(11)	2	(2)
Credit enhancement expense(5)	(280)	(78)	(407)	(72)	127	(6)
Other income (expense), net(6)	(90)	(59)	(173)	(24)	83	(35)
Total non-interest expense	(1,889)	(294)	(2,312)	(287)	423	(7)
Income before federal income taxes	3,994	670	3,678	906	316	(236)
Provision for federal income taxes	(820)	(124)	(760)	(163)	(60)	39
Net income	$3,174	$546	$2,918	$743	$256	$(197)
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
(5)Single-family credit enhancement expense consists of costs associated with our freestanding credit enhancements, which primarily include our CAS and CIRT programs, enterprise-paid mortgage insurance programs and certain lender risk-sharing programs. Multifamily credit enhancement expense primarily consists of costs associated with our MCIRT and MCAS programs as well as amortization expense for certain lender risk-sharing programs. Excludes CAS transactions accounted for as debt instruments and credit risk transfer programs accounted for as derivative instruments.
(6)Primarily consists of foreclosed property income (expense), change in the expected benefits from our freestanding credit enhancements and gains (losses) from partnership investments.
We highlight below our segment results for net interest income and fair value gains (losses). For discussion of our single-family and multifamily (provision) benefit for credit losses, see “Consolidated Results of Operations—(Provision) Benefit for Credit Losses.” Investment gains (losses), administrative expenses, and credit enhancement expenses within the Single‑Family business represent the substantial majority of our consolidated results. See our “Consolidated Results of Operations” for a discussion of these line items.

Fannie Mae First Quarter 2026 Form 10-Q	16

MD&A | Business Segments Financial Results
Net Interest Income
(Dollars in millions)
Single-Family
Net interest income increased by $112 million in the first quarter of 2026 compared with the first quarter of 2025, primarily driven by higher net interest income from portfolios and higher base guaranty fee income.
The drivers of net interest income for the Single-Family segment are consistent with the drivers of net interest income in our condensed consolidated statements of operations and comprehensive income. See “Consolidated Results of Operations—Net Interest Income” for more information on the factors that impact our single-family net interest income.
Multifamily
Net interest income increased by $85 million in the first quarter of 2026 compared with the first quarter of 2025, primarily driven by higher guaranty fee income as a result of an increase in the size of our multifamily guaranty book of business and higher yield maintenance income, partially offset by lower average charged guaranty fees.
Fair Value Gains (Losses), Net
(Dollars in millions)
Fair value gains (losses), net in the first quarter of 2026 was primarily driven by activity within our Single-Family segment. See “Consolidated Results of Operations—Fair Value Gains (Losses), Net” for a discussion of our consolidated fair value gains (losses).
Single-Family Business

This section supplements and updates information regarding our Single-Family business segment in our 2025 Form 10-K. See “MD&A—Single-Family Business” in our 2025 Form 10-K for additional information regarding the primary business activities, lenders, investors and competition of our Single-Family business.
Single-Family Mortgage Market
Total housing activity modestly decreased in the first quarter of 2026 compared with the fourth quarter of 2025. Existing single-family home sales averaged 4.04 million units annualized in the first quarter of 2026, compared with 4.16 million units annualized in the fourth quarter of 2025, as reported by the National Association of REALTORS®.

Fannie Mae First Quarter 2026 Form 10-Q	17

MD&A | Single-Family Business | Single-Family Mortgage Market
According to the April forecast from our Economic and Strategic Research Group, new single-family home sales averaged 652,000 units annualized in the first quarter of 2026, compared with 709,000 units annualized in the fourth quarter of 2025, as reported by the U.S. Census Bureau.
The U.S. weekly average 30-year fixed mortgage rate was 6.38% as of March 26, 2026, compared with 6.15% as of December 31, 2025, and averaged 6.11% in the first quarter of 2026, compared with 6.23% in the fourth quarter of 2025, according to Freddie Mac’s Primary Mortgage Market Survey®.
Single-family mortgage market originations increased from an estimated $371 billion in the first quarter of 2025 to an estimated $533 billion in the first quarter of 2026. According to the April forecast from our Economic and Strategic Research Group, total originations in the U.S. single-family mortgage market in 2026 are forecasted to increase from 2025 levels by approximately 19%, from an estimated $1.96 trillion in 2025 to $2.34 trillion in 2026, and the amount of refinance originations in the U.S. single-family mortgage market are forecasted to increase from an estimated $573 billion in 2025 to $911 billion in 2026. Our Economic and Strategic Research Group’s April forecast is based on data available as of April 13, 2026. See “Key Market Economic Indicators” in our 2025 Form 10-K and this report for additional discussion of how housing activity can affect our financial results and the uncertainties that may affect our forecasts and expectations.
Single-Family Mortgage-Related Securities Issuances Share
Our single-family Fannie Mae MBS issuances were $98.2 billion for the first quarter of 2026, compared with $69.0 billion for the first quarter of 2025. The increase in issuances compared to the first quarter of 2025 was primarily driven by an increase in refinancing activity in the first quarter of 2026, reflecting lower mortgage rates. Based on the latest data available, the charts below display our estimated share of single-family mortgage-related securities issuances as compared with that of our primary competitors for the issuance of single-family mortgage-related securities for the periods indicated.
Single-Family Mortgage-Related Securities Issuances Share

Ginnie Mae	Private-label securities

Fannie Mae	Freddie Mac

Fannie Mae First Quarter 2026 Form 10-Q	18

MD&A | Single-Family Business | Single-Family Mortgage-Related Securities Issuances Share
Our market share is influenced by various factors, primarily the pricing of single-family loans and the competitive market environment. When making pricing and acquisition decisions for single-family loans, we must consider a mix of often competing factors, such as competitive market dynamics, our capital requirements, our housing mission requirements and UMBS market liquidity objectives. Balancing these considerations can sometimes create challenges that impact our ability to compete effectively in the marketplace. For a discussion of factors that affect or could affect our business, our competitive environment, demand for our MBS, or the liquidity and market value of our MBS, as well as the risks associated with our conservatorship, our higher capital requirements under the enterprise regulatory capital framework relative to that of our primary competitor driven primarily by our larger share of U.S. residential mortgage debt outstanding, our housing mission requirements, the UMBS market and the performance of our MBS, see “Business—Conservatorship and Treasury Agreements,” “Business—Legislation and Regulation,” “Risk Factors” and “MD&A—Single-Family Business—Single-Family Competition” in our 2025 Form 10-K.
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
(2)    Excludes the impact of a 10 basis point (“bps”) guaranty fee increase implemented pursuant to the TCCA, the incremental revenue from which is paid to Treasury and not retained by us.
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
Our single-family conventional loan acquisition volumes increased in the first quarter of 2026 compared with the first quarter of 2025. Lower mortgage rates drove higher refinance acquisitions in the first quarter of 2026. Purchase acquisitions also increased slightly but remained impacted by housing affordability constraints, limited supply, and market competition.
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

Fannie Mae First Quarter 2026 Form 10-Q	19

MD&A | Single-Family Business | Single-Family Business Metrics
Our average charged guaranty fee on newly acquired conventional single-family loans, net of TCCA fees, decreased in the first quarter of 2026 compared with the first quarter of 2025, primarily as a result of a shift in the profile of loans we acquired.
Single-Family Mortgage Credit Risk Management
This section updates our discussion of single-family mortgage credit risk management in our 2025 Form 10-K. For additional information on our single-family acquisition and servicing policies, underwriting and servicing standards, quality control process, repurchase requests, and representation and warranty framework, see “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management” in our 2025 Form 10-K.
Single-Family Acquisition and Servicing Policies and Underwriting and Servicing Standards
New Credit Score Models
Fannie Mae uses credit scores to provide a foundation for risk-based pricing, and support disclosures to investors. In April 2026, we updated our Selling Guide to allow for two new credit score models—VantageScore® 4.0 and FICO® Score 10T—in addition to the classic FICO® Score from Fair Isaac Corporation that we already use as a credit score model.
VantageScore 4.0 is currently available for loans delivered to Fannie Mae by a limited number of approved lenders. This limited lender rollout is intended to help ensure operational readiness across our systems and the industry before making it broadly available. We plan to make FICO Score 10T available at a later date, with advance notice and implementation guidance to come before launch. We intend to publish on our website additional historical credit score data for loans acquired during specified periods for VantageScore 4.0 and FICO Score 10T in the summer of 2026.
Single-Family Guaranty Book Diversification and Monitoring
The following table displays our single-family conventional business volumes and our single-family conventional guaranty book of business, based on certain key risk characteristics that we use to evaluate the risk profile and credit quality of our single-family loans. For a description of the key risk characteristics of our single-family conventional guaranty book of business, see “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Guaranty Book Diversification and Monitoring—Overview” in our 2025 Form 10-K.
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

Fannie Mae First Quarter 2026 Form 10-Q	20

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management

Key Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business(1)
	Percent of Single-Family Conventional Business Volume at Acquisition(2)		Percent of Single-Family Conventional Guaranty Book of Business(3) As of
	For the Three Months Ended March 31,
	2026	2025	March 31, 2026	December 31, 2025
Original LTV ratio:(4)
<= 60%	19%	18%	23%	23%
60.01% to 70%	13	11	14	14
70.01% to 80%	32	33	33	33
80.01% to 90%	15	15	12	12
90.01% to 95%	15	17	13	13
95.01% to 100%	6	6	5	5
Greater than 100%	—	—	—	—
Total	100%	100%	100%	100%
Weighted average	76%	77%	74%	74%
Average loan amount	$358,815	$331,067	$210,891	$210,595
Loan count (in thousands)	275	194	16,902	16,949
Estimated mark-to-market LTV ratio:(5)
<= 60%			67%	67%
60.01% to 70%			11	11
70.01% to 80%			11	11
80.01% to 90%			7	7
90.01% to 100%			4	4
Greater than 100%			*	*
Total			100%	100%
Weighted average			51%	51%
FICO credit score at origination:(6)
< 620	2%	* %	* %	* %
620 to < 660	3	3	3	3
660 to < 680	2	3	4	4
680 to < 700	4	5	6	6
700 to < 740	16	19	20	19
>= 740	73	70	67	68
Total	100%	100%	100%	100%
Weighted average	757	757	753	753
Debt-to-income (“DTI”) ratio at origination:(7)
<= 43%	66%	62%	73%	73%
43.01% to 45%	10	10	9	9
Greater than 45%	24	28	18	18
Total	100%	100%	100%	100%
Weighted average	37%	38%	36%	36%

Fannie Mae First Quarter 2026 Form 10-Q	21

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management

	Percent of Single-Family Conventional Business Volume at Acquisition(2)		Percent of Single-Family Conventional Guaranty Book of Business(3) As of
	For the Three Months Ended March 31,
	2026	2025	March 31, 2026	December 31, 2025
Product type:
Fixed-rate:(8)
Long-term	90%	95%	90%	90%
Intermediate-term	6	4	9	9
Total fixed-rate	96	99	99	99
Adjustable-rate	4	1	1	1
Total	100%	100%	100%	100%
Number of property units:
1 unit	98%	97%	97%	97%
2-4 units	2	3	3	3
Total	100%	100%	100%	100%
Property type:
Single-family homes	92%	91%	91%	91%
Condo/Co-op	8	9	9	9
Total	100%	100%	100%	100%
Occupancy type:
Primary residence	94%	94%	92%	92%
Second/vacation home	2	1	3	3
Investor	4	5	5	5
Total	100%	100%	100%	100%
Loan purpose:
Purchase	56%	78%	50%	50%
Cash-out refinance	11	12	18	19
Other refinance	33	10	32	31
Total	100%	100%	100%	100%
Geographic concentration:(9)
Midwest	16%	15%	14%	14%
Northeast	15	15	16	16
Southeast	25	26	23	23
Southwest	22	23	20	20
West	22	21	27	27
Total	100%	100%	100%	100%
Origination year:
2020 and prior			40%	40%
2021			25	26
2022			11	12
2023			6	6
2024			7	8
2025			9	8
2026			2	—
Total			100%	100%
*    Represents less than 0.5% of single-family conventional business volume or guaranty book of business.
(1)Second-lien mortgage loans held by third parties are not reflected in the original LTV or the estimated mark-to-market LTV ratios in this table.

Fannie Mae First Quarter 2026 Form 10-Q	22

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
(2)Calculated based on the UPB of single-family loans for each category at time of acquisition.
(3)Calculated based on the aggregate UPB of single-family loans for each category divided by the aggregate UPB of loans in our single-family conventional guaranty book of business as of the end of each period.
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
The share of our single-family loan acquisitions consisting of refinance loans increased to 44% in the first quarter of 2026 compared with 22% in the first quarter of 2025 driven by lower mortgage rates in the first quarter of 2026. Although the weighted average FICO credit score at origination of the single-family loans we acquired in the first quarter of 2026 remained unchanged from the first quarter of 2025 at 757, the percentage of loans we acquired with FICO credit scores less than 620 increased to 2% of our single-family loan acquisitions in the first quarter of 2026, from less than 0.5% of our first quarter 2025 single-family loan acquisitions, due to our removal of the 620 minimum FICO credit score requirement for loans submitted to Desktop Underwriter® (DU®) effective in November 2025; the minimum credit score requirement was replaced with a minimum credit risk standard based on the credit risk factor evaluation within the DU credit risk assessment.
For a discussion of factors that may impact the volume and credit characteristics of loans we acquire in the future, see “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Guaranty Book Diversification and Monitoring” in our 2025 Form 10-K. In this section of our 2025 Form 10-K, we also provide more information on the credit characteristics of loans in our single-family conventional guaranty book of business, including high-balance loans and adjustable-rate mortgages.
Single-Family Credit Enhancement and Transfer of Mortgage Credit Risk
Our charter generally requires credit enhancement on any single-family conventional mortgage loan that we purchase or securitize if it has an LTV ratio over 80% at the time of acquisition. We generally achieve this through primary mortgage insurance. We also enter into various other types of transactions in which we transfer mortgage credit risk to third parties. For a discussion of our exposure to and management of the counterparty credit risk associated with the providers of these credit enhancements, see “MD&A—Risk Management—Institutional Counterparty Credit Risk Management,” “Note 14, Concentrations of Credit Risk” and “Risk Factors—Credit Risk” in our 2025 Form 10-K.

Fannie Mae First Quarter 2026 Form 10-Q	23

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
The table below displays information about loans in our single-family conventional guaranty book of business covered by one or more forms of credit enhancement, including mortgage insurance or a credit risk transfer transaction. The risk in force of our back-end single-family credit risk transfer transactions, which refers to the maximum amount of losses that could be absorbed by credit risk transfer investors, was approximately $38 billion as of March 31, 2026, compared with approximately $39 billion as of December 31, 2025. Our mortgage insurance risk in force, which refers to our maximum potential loss recovery under the applicable mortgage insurance policies in force, was approximately $200 billion as of March 31, 2026, compared with approximately $201 billion as of December 31, 2025.

Single-Family Loans with Credit Enhancement
	As of
	March 31, 2026		December 31, 2025
	UPB	Percentage of Single-Family Conventional Guaranty Book of Business	UPB	Percentage of Single-Family Conventional Guaranty Book of Business
	(Dollars in billions)
Primary mortgage insurance	$753	21%	$756	21%
Connecticut Avenue Securities	861	24	859	24
Credit Insurance Risk Transfer	406	11	418	12
Other	27	1	28	1
Less: Loans covered by multiple credit enhancements	(395)	(11)	(398)	(11)
Total single-family loans with credit enhancement	$1,652	46%	$1,663	47%
See “MD&A—Single-Family Business—Single-Family Credit Enhancement and Transfer of Mortgage Credit Risk" in our 2025 Form 10-K for information about our single-family loans without credit enhancements.
Transfer of Mortgage Credit Risk
In addition to primary mortgage insurance, our Single-Family business has developed other risk-sharing capabilities to transfer portions of our single-family mortgage credit risk to the private market. Our two primary single-family credit risk transfer programs are Connecticut Avenue Securities® (“CAS”) and Credit Insurance Risk Transfer™ (“CIRT™”). For a description of our single-family credit risk transfer transactions, see "MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Credit Enhancement and Transfer of Mortgage Credit Risk" in our 2025 Form 10-K.
In the first quarter of 2026, we transferred a portion of the mortgage credit risk on single-family mortgage loans with a UPB of $36.9 billion at the time of the transactions.
We provide a portion of the guaranty fee to investors in our credit risk transfer transactions as compensation for their taking on a share of the credit risk of the related loans. We record the substantial majority of expenses related to our credit risk transfer transactions in “Credit enhancement expense” within our condensed consolidated statements of operations and comprehensive income.
Single-Family Problem Loan Management
Overview
Our problem loan management strategies focus primarily on reducing defaults to avoid losses that would otherwise occur and pursuing foreclosure alternatives to mitigate the severity of the losses we incur. See “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Problem Loan Management” in our 2025 Form 10-K for a discussion of delinquency statistics on our problem loans, efforts undertaken to manage our problem loans, metrics regarding our loan workout activities, real estate owned (“REO”) management and other single-family credit-related information. The discussion below updates some of that information. We also provide ongoing credit performance information on loans underlying single-family Fannie Mae MBS and loans covered by single-family credit risk transfer transactions. For loans backing Fannie Mae MBS, see the “Forbearance and Delinquency Dashboard” available in the MBS section of our Data Dynamics® tool, which is available at www.fanniemae.com/datadynamics. For loans covered by credit risk transfer transactions, see the “Deal Performance Data” report available in the CAS and CIRT sections of the tool. Information on our website is not incorporated into this report. Information in Data Dynamics may differ from similar measures presented in our financial statements and other public disclosures for a variety of

Fannie Mae First Quarter 2026 Form 10-Q	24

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
reasons, including as a result of variations in the loan population covered, timing differences in reporting and other factors.
Delinquency
The tables below display the delinquency status of loans and changes in the volume of seriously delinquent loans in our single-family conventional guaranty book of business based on the number of loans. Single-family seriously delinquent loans are loans that are 90 days or more past due or in the foreclosure process. Our single-family serious delinquency rate is expressed as a percentage of our single-family conventional guaranty book of business based on loan count. Management monitors the single-family serious delinquency rate as an indicator of potential future credit losses and loss mitigation activities. Serious delinquency rates are reflective of our performance in assessing and managing credit risk associated with single-family loans in our guaranty book of business. A higher serious delinquency rate may result in a higher allowance for loan losses. For information on our single-family serious delinquency rate based on UPB, see "Note 11, Concentrations of Credit Risk—Risk Characteristics of our Guaranty Book of Business—Single-Family Credit Risk Characteristics."

Delinquency Status and Activity of Single-Family Conventional Loans
	As of
	March 31, 2026	December 31, 2025	March 31, 2025
Delinquency status:
30 to 59 days delinquent	0.94%	1.05%	0.90%
60 to 89 days delinquent	0.25	0.30	0.24
Seriously delinquent (“SDQ”):	0.58	0.58	0.56
Percentage of SDQ loans that have been delinquent for more than 180 days	45	43	45
Percentage of SDQ loans that have been delinquent for more than two years	4	4	5

	For the Three Months Ended March 31,
	2026	2025
Single-family SDQ loans (number of loans):
Beginning balance	97,885	97,129
Additions	50,495	47,828
Removals:
Modifications and other loan workouts	(20,388)	(21,265)
Liquidations and sales	(7,153)	(6,519)
Cured or less than 90 days delinquent	(23,145)	(21,571)
Total removals	(50,686)	(49,355)
Ending balance	97,694	95,602
Our single-family serious delinquency rate remained flat at 0.58% as of March 31, 2026 and December 31, 2025, and continues to remain near historically low levels. Given our expectation of slower home price growth in 2026 and 2027, the credit performance of the loans in our single-family guaranty book of business may decline compared with recent performance, which could lead to higher delinquencies or an increase in our single-family serious delinquency rate. For information about factors that affect our single-family serious delinquency rate, see “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Problem Loan Management” in our 2025 Form 10-K. See “Note 11, Concentrations of Credit Risk” and the table below for additional information on the delinquency status and serious delinquency rates for specified loan categories of our single-family conventional guaranty book of business.

Fannie Mae First Quarter 2026 Form 10-Q	25

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
The table below displays the serious delinquency rates for, and the percentage of our seriously delinquent single-family conventional loans represented by, the specified loan categories.

Single-Family Conventional Seriously Delinquent Loan Concentration Analysis
	As of
	March 31, 2026			December 31, 2025			March 31, 2025
	Percentage of Book Outstanding(1)	Percentage of Seriously Delinquent Loans(2)	Serious Delinquency Rate	Percentage of Book Outstanding(1)	Percentage of Seriously Delinquent Loans(2)	Serious Delinquency Rate	Percentage of Book Outstanding(1)	Percentage of Seriously Delinquent Loans(2)	Serious Delinquency Rate
States:
California	18%	10%	0.45%	18%	10%	0.44%	19%	10%	0.43%
Florida	6	10	0.84	6	10	0.85	6	11	0.96
Illinois	3	5	0.72	3	5	0.73	3	5	0.69
New York	4	5	0.77	4	5	0.78	4	6	0.77
Texas	8	10	0.75	8	10	0.74	8	9	0.69
All other states	61	60	0.54	61	60	0.54	60	59	0.50
Estimated mark-to-market LTV ratio:
<= 60%	67	63	0.46	67	64	0.47	69	67	0.46
60.01% to 70%	11	14	0.99	11	14	0.98	12	14	0.94
70.01% to 80%	11	10	0.88	11	10	0.88	10	10	0.85
80.01% to 90%	7	8	1.09	7	7	1.03	6	6	1.00
90.01% to 100%	4	4	1.06	4	4	0.98	3	3	0.83
Greater than 100%	*	1	3.96	*	1	3.46	*	*	3.26
Credit enhanced:(3)
Primary MI & other(4)	21	35	1.27	21	35	1.26	21	34	1.17
Credit risk transfer(5)	36	32	0.63	37	32	0.63	36	31	0.59
Non-credit enhanced	54	48	0.44	53	48	0.45	53	49	0.44
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
(3)The credit-enhanced categories are not mutually exclusive. A loan with primary mortgage insurance that is also covered by a credit risk transfer transaction will be included in both the “Primary MI & other” category and the “Credit risk transfer” category. As a result, the “Credit enhanced” and “Non-credit enhanced” categories do not sum to 100%. The total percentage of our single-family conventional guaranty book of business with some form of credit enhancement as of March 31, 2026 was 46%.
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
As of March 31, 2026, the UPB of single-family loans in forbearance was $6.0 billion, or 0.2% of our single-family conventional guaranty book of business, compared with $7.5 billion, or 0.2% of our single-family conventional guaranty book of business, as of December 31, 2025.

Fannie Mae First Quarter 2026 Form 10-Q	26

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
The chart below displays the UPB of our completed single-family loan workouts by type, as well as the number of loan workouts. This table does not include loans in an active forbearance arrangement, trial modifications, and repayment plans that have been initiated but not completed.
Completed Loan Workout Activity
(Dollars in billions)
(1)Excludes approximately 22,300 loans and 24,000 loans in a trial modification period that was not yet complete as of March 31, 2026 and 2025, respectively.
(2)Other was $213 million and $158 million for the first quarter of 2026 and the first quarter of 2025, respectively. Other includes repayment plans and foreclosure alternatives. Repayment plans reflect only those plans associated with loans that were 60 days or more delinquent at the execution of the plan.
Single-Family REO Management
If a loan defaults, we may acquire the property through foreclosure or a deed-in-lieu of foreclosure. The table below displays our REO activity by region. Regional REO acquisition trends generally follow a pattern that is similar to, but lags, that of regional delinquency trends.

Single-Family REO Properties
	For the Three Months Ended March 31,
	2026	2025
Single-family REO properties (number of properties):
Beginning of period inventory of single-family REO properties(1)	4,519	5,895
Acquisitions by geographic area:(2)
Midwest	294	145
Northeast	131	87
Southeast	335	167
Southwest	339	117
West	151	86
Total REO acquisitions(1)	1,250	602
Dispositions of REO	(943)	(1,261)
End of period inventory of single-family REO properties(1)	4,826	5,236
Carrying value of single-family REO properties (dollars in millions)	$900	$1,000
Single-family foreclosure rate(3)	0.03%	0.01%
REO net sales price to UPB(4)	103%	146%
REO net sales price to UPB and costs to repair(5)	76%	84%
Short sales net sales price to UPB(6)	76%	82%
(1)Consists of held-for sale and held-for-use properties, which are reported in our condensed consolidated balance sheets as a component of “Other assets.”

Fannie Mae First Quarter 2026 Form 10-Q	27

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
The decline in single-family REO properties in the first quarter of 2026 compared with the first quarter of 2025 was primarily due to lower overall REO inventory levels, despite higher REO acquisitions during the period. The increase in REO acquisitions was primarily driven by fewer third-party sales at foreclosure. Properties that are sold to third parties at foreclosure do not enter our REO inventory; therefore, when these sales decrease, it contributes to a higher number of properties entering our REO inventory.
Our REO net sales price to UPB, excluding costs to repair, declined to 103% for the first three months of 2026 compared to 146% for the first three months of 2025, primarily driven by REO properties with higher LTV ratios at foreclosure, resulting in a higher average UPB of the loan relative to the sales price of the REO.
Single-Family Credit Loss Performance Metrics and Loan Sale Performance
The single-family credit loss performance metrics and loan sale performance measures below present information about losses or gains we realized on our single-family loans during the periods presented. For the purposes of our single-family credit loss performance metrics, credit losses or gains represent write-offs net of recoveries on our credit loss reserves as well as foreclosed property income or expense. Our credit loss reserves consists of our allowance for loan losses, accrued interest receivable and our guaranty loss reserves. The amount of these losses or gains in a given period is driven by foreclosures, pre-foreclosure sales, post-foreclosure REO activity, mortgage loan redesignations, and other events that trigger write-offs and recoveries. The single-family credit loss metrics we present are not defined terms and may not be calculated in the same manner as similarly titled measures reported by other companies. Management uses these measures to evaluate the effectiveness of our single-family credit risk management strategies in conjunction with leading indicators such as serious delinquency and forbearance rates, which are potential indicators of future realized single-family credit losses. We believe these measures provide useful information about our single-family credit performance and the factors that impact it.

Fannie Mae First Quarter 2026 Form 10-Q	28

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

Single-Family Credit Loss Performance Metrics and Loan Sale Performance
	For the Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
Write-offs, excluding write-offs on redesignation of mortgage loans from HFI to HFS	$(132)	$(122)
Recoveries	43	33
Foreclosed property income (expense)	(40)	(65)
Credit gains (losses)	(129)	(154)
Write-offs on the redesignation of mortgage loans from HFI to HFS(1)	—	(69)
Net credit gains (losses) and write-offs on redesignations	(129)	(223)
Gains (losses) on sales and other valuation adjustments(2)	1	(3)
Net credit gains (losses), write-offs on redesignations and gains (losses) on sales and other valuation adjustments	$(128)	$(226)

Credit gain (loss) ratio (in bps)(3)	(1.4)	(1.7)
Net credit gains (losses), write-offs on redesignations and gains (losses) on sales and other valuation adjustments ratio (in bps)(4)	(1.4)	(2.5)
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
The main driver of the decline in single-family net credit gains (losses), write-offs on redesignations and gains (losses) on sales and other valuation adjustments from $226 million in net losses in the first quarter of 2025 to $128 million in net losses in the first quarter of 2026 was that we did not redesignate any mortgage loans from HFI to HFS in the first quarter of 2026, while such redesignations in the first quarter of 2025 resulted in $69 million in write-offs.

Fannie Mae First Quarter 2026 Form 10-Q	29

MD&A | Multifamily Business | Multifamily Mortgage Market
Multifamily Business

This section supplements and updates information regarding our Multifamily business segment in our 2025 Form 10-K. See “MD&A—Multifamily Business” in our 2025 Form 10-K for additional information regarding the primary business activities, lenders, investors and competition of our Multifamily business.
Multifamily Mortgage Market
The multifamily market saw rental demand continue to slow moderately along with continued elevated levels of new supply entering the market in the first quarter of 2026. Continued high interest rates and seasonal trends were associated with a slowdown in multifamily property sales transactions, and multifamily property valuations remained flat year over year.
•Vacancy rates. Based on data from Moody’s Analytics, the national multifamily vacancy rate for institutional investment-type apartment properties increased to 6.8% as of March 31, 2026, compared with 6.7% as of December 31, 2025, and 6.4% as of March 31, 2025. The estimated average national multifamily vacancy rate over the last 15 years was approximately 5.0%.
•Rents. Based on Moody’s Analytics data, effective rents increased 0.6% during the first quarter of 2026, compared to a decrease of 0.8% during the fourth quarter of 2025 and an increase of 0.2% during the first quarter of 2025. Effective rents as of the first quarter of 2026 increased 0.3% from the first quarter of 2025.
•Net absorption. Net absorption, the net change in the total number of occupied multifamily rental units, slowed for the three months ending February 2026, consistent with the increase in vacancy rates. Based on Moody’s Analytics data, net absorption for the December 2025 to February 2026 period declined 59% compared with the comparable period ending February 2025.
•Property sales volumes. Based on preliminary MSCI RCA data, multifamily property sales for the first quarter of 2026 were $32.0 billion, roughly in line with the $31.9 billion volume during the first quarter of 2025, but below the 2015 to 2019 quarterly average level of $35.6 billion.
•Property values. According to data from the MSCI RCA Commercial Property Price Index (“RCA CPPITM”), multifamily property values declined 18.1% from their peak in the second quarter of 2022 to the first quarter of 2026 and remained flat year over year from the first quarter of 2025 to the first quarter of 2026.
We estimate that more than 500,000 multifamily rental units were delivered to the U.S. housing market in 2025, which is above the past 10-year average of 424,000 units delivered annually. Additionally, there were approximately 80,000 units delivered or with expected completions in the first quarter of 2026, with approximately 800,000 additional multifamily rental units underway as of February 2026. Of these, approximately 500,000 units are estimated for delivery in 2026, and the remainder in future years. New supply is expected to slow by the end of 2026.
Vacancy rates and rents are important to loan performance because multifamily loans are generally repaid from the cash flows generated by the underlying property. We expect vacancy rates will decline slightly by the end of 2026, and we expect cumulative rent growth below 2.0% for the year. We also expect slowing household formation, but elevated single-family housing prices in many places continue to push many new households into the rental market and keep a number of tenants renting longer. If job growth slows substantially, lower demand could push up vacancies and limit rent growth potential. The information we provide above on vacancy rates, rents and other market trends are provided on a national basis. Regional market trends may also be important to loan performance.
Property value is important to credit quality because when a multifamily loan matures, a borrower may be required to make up any value shortfalls if the value estimate has declined below the UPB of the loan and the borrower needs new financing for the property. A borrower may default on its loan if the UPB of the loan is significantly higher than the current property value.
Multifamily property capitalization rates, the indicated rate of return on investment for commercial properties sold during the quarter, were estimated at 5.8% in the first quarter of 2026, up modestly from 5.6% in the fourth quarter of 2025, and the average rate of 5.6% for 2025. Multifamily capitalization rates increased substantially between the first quarter of 2022 and the fourth quarter of 2023 but have averaged around 5.6% since then, with the spread between multifamily capitalization rates and 10-year Treasury rates, an important consideration for commercial real estate investors, remaining significantly narrower than the spread that was observed prior to 2022.

Fannie Mae First Quarter 2026 Form 10-Q	30

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
Multifamily business volumes increased by 45% in the first quarter of 2026 compared with the first quarter of 2025, reflecting higher market activity in the fourth quarter of 2025, which resulted in some business volume committed in the fourth quarter of 2025 being acquired in the first quarter of 2026. For 2026, FHFA has capped our multifamily loan purchases at $88 billion. FHFA has exempted from the volume cap loans financing workforce housing properties meeting specified criteria that preserve long-term affordability for the properties.
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

Fannie Mae First Quarter 2026 Form 10-Q	31

MD&A | Multifamily Business | Multifamily Business Metrics
Our multifamily guaranty book of business grew to $542.5 billion as of March 31, 2026, an 8% increase from March 31, 2025. The average charged guaranty fee on our multifamily guaranty book of business decreased 3.0 bps as of March 31, 2026 compared with March 31, 2025, due to lower average charged fees on our acquisitions for the twelve months ended March 31, 2026 compared with the existing loans in our multifamily guaranty book of business. For additional information regarding our average charged guaranty fee, see “MD&A—Multifamily Business—Multifamily Business Metrics—Multifamily Guaranty Book of Business and Average Charged Guaranty Fee” in our 2025 Form 10-K.
Multifamily Mortgage Credit Risk Management
This section supplements and updates our discussion of multifamily mortgage credit risk management in our 2025 Form 10-K in “MD&A—Multifamily Business—Multifamily Mortgage Credit Risk Management.” For additional information on the primary components of our strategy for managing multifamily credit risk, the factors that influence the credit risk profile of our multifamily guaranty book of business, our multifamily underwriting standards, our multifamily guaranty book diversification and monitoring, and our transfer of multifamily mortgage credit risk, as well as our reliance on representations from lenders and servicers regarding the accuracy of credit information on loans in our guaranty book of business, see the discussion in our 2025 Form 10-K.
Multifamily Guaranty Book Diversification and Monitoring
The following table displays our multifamily business volumes and our multifamily guaranty book of business, based on certain key risk characteristics that we use to evaluate the risk profile and credit quality of our multifamily loans. For additional information on our multifamily guaranty book diversification and monitoring, see “MD&A—Multifamily Business—Multifamily Mortgage Credit Risk Management—Multifamily Guaranty Book Diversification and Monitoring” in our 2025 Form 10-K.

Fannie Mae First Quarter 2026 Form 10-Q	32

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

Key Risk Characteristics of Multifamily Business Volume and Guaranty Book of Business
	Multifamily Business Volume at Acquisition(1)		Multifamily Guaranty Book of Business(2) As of
	For the Three Months Ended March 31,
	2026	2025	March 31, 2026	December 31, 2025
LTV ratio:
Weighted-average original LTV ratio	63%	61%	63%	63%
Debt Service Coverage Ratio (“DSCR”):
Weighted-average DSCR(3)	1.7	1.7	1.9	1.9
Current DSCR below 1.0(3)	N/A	N/A	4%	4%
Loan amount and count:
Average loan amount (in millions)	$26	$18	$18	$17
Loan count	669	654	30,705	30,593
Interest rate type:
Fixed-rate	100%	100%	95%	95%
Adjustable-rate	*	—	5	5
Total	100%	100%	100%	100%
Amortization type:
Full interest-only	68%	54%	49%	48%
Partial interest-only(4)	25	39	41	42
Fully amortizing	7	7	10	10
Total	100%	100%	100%	100%
Asset class type:
Conventional/co-op	94%	95%	92%	91%
Seniors housing	1	4	2	2
Student housing	1	*	2	2
Manufactured housing	4	1	4	5
Total	100%	100%	100%	100%
Affordable(5)	15%	14%	12%	12%
Small balance loans (based on loan count)(6)	33%	37%	45%	45%
Geographic concentration:(7)
Midwest	14%	15%	12%	12%
Northeast	22	15	16	15
Southeast	21	24	27	28
Southwest	20	23	22	22
West	23	23	23	23
Total	100%	100%	100%	100%
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

Fannie Mae First Quarter 2026 Form 10-Q	33

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
(6)Small balance loans refer to multifamily loans with an original UPB of up to $9 million. Small balance loans are included within the asset class categories referenced above. We present this metric in the table based on loan count rather than UPB. Small balance loans comprised 10% of our multifamily guaranty book of business as of both March 31, 2026 and December 31, 2025, based on UPB of the loans.
(7)Midwest consists of IL, IN, IA, MI, MN, NE, ND, OH, SD and WI. Northeast consists of CT, DE, ME, MA, NH, NJ, NY, PA, PR, RI, VT and VI. Southeast consists of AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA and WV. Southwest consists of AZ, AR, CO, KS, LA, MO, NM, OK, TX and UT. West consists of AK, CA, GU, HI, ID, MT, NV, OR, WA and WY.
Multifamily Transfer of Mortgage Credit Risk
Front-End Credit Risk Sharing
We primarily transfer credit risk on the multifamily loans we guarantee through our Delegated Underwriting and Servicing (“DUS®”) program, which delegates to DUS lenders the ability to underwrite and service multifamily loans, in accordance with our standards and requirements. Loans serviced by DUS lenders and their affiliates represented substantially all of our multifamily guaranty book of business as of March 31, 2026 and December 31, 2025. See “MD&A—Multifamily Business—Multifamily Mortgage Credit Risk Management—Multifamily Transfer of Mortgage Credit Risk” in our 2025 Form 10-K for a description of our DUS program.
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

Multifamily Loans in Back-End Credit Risk Transfer Transactions
	As of
	March 31, 2026		December 31, 2025
	UPB	Percentage of Multifamily Guaranty Book of Business	UPB	Percentage of Multifamily Guaranty Book of Business
	(Dollars in millions)
MCIRT	$104,264	19%	$105,740	20%
MCAS	66,545	12	67,040	12
Total	$170,809	31%	$172,780	32%

Fannie Mae First Quarter 2026 Form 10-Q	34

MD&A | Multifamily Business | Multifamily Mortgage Credit Risk Management
Multifamily Problem Loan Management
Credit Performance Statistics on Multifamily Problem Loans
The percentage of loans in our multifamily guaranty book of business that were criticized was 6% as of both March 31, 2026 and December 31, 2025. The criticized loans category substantially consists of loans classified as “Substandard” and also includes loans classified as “Special Mention” or “Doubtful.” Substandard loans are loans that have a well-defined weakness that could impact their timely full repayment. While the majority of the substandard loans in our multifamily guaranty book of business are currently making timely payments, we continue to monitor the performance of our substandard loan population. For more information on our credit quality indicators, including our population of substandard loans, see “Note 4, Mortgage Loans.”
Our multifamily serious delinquency rate increased to 0.78% as of March 31, 2026, compared with 0.74% as of December 31, 2025, as additional loans became seriously delinquent as a result of sustained market challenges in recent periods. A recent loan modification is expected to result in a decrease in our multifamily serious delinquency rate in April 2026; however, the rate may increase further later in 2026 as market challenges are expected to persist. Our multifamily serious delinquency rate consists of multifamily loans that were 60 days or more past due based on UPB, expressed as a percentage of our multifamily guaranty book of business.
Management monitors the multifamily serious delinquency rate as an indicator of potential future credit losses and loss mitigation activities. Serious delinquency rates are reflective of our performance in assessing and managing credit risk associated with multifamily loans in our guaranty book of business. A higher serious delinquency rate may result in a higher allowance for loan losses. The percentage of loans in our multifamily guaranty book of business that were 180 days or more delinquent was 0.56% as of both March 31, 2026 and December 31, 2025.
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
Multifamily REO Management
As of March 31, 2026, we held 201 multifamily REO properties with a carrying value of $1.2 billion, compared with 181 properties with a carrying value of $1.0 billion as of December 31, 2025. The increase in foreclosure activity was primarily driven by recent periods of rising delinquencies, which we expect to continue to drive elevated foreclosure activity. The foreclosure process could take longer for properties that are located in certain judicial foreclosure states with historically long foreclosure timelines.
Multifamily Credit Loss Performance Metrics
The amount of multifamily credit losses or gains we realize in a given period is driven by foreclosures, pre-foreclosure sales, post-foreclosure REO activity and other events that trigger write-offs and recoveries. Our multifamily credit loss performance metrics are not defined terms and may not be calculated in the same manner as similarly titled measures reported by other companies. For the purposes of our multifamily credit loss performance metrics, credit losses or gains represent write-offs net of recoveries on our credit loss reserves as well as foreclosed property income or expense. Our credit loss reserves consists of our allowance for loan losses, accrued interest receivable and our guaranty loss reserves. We believe our multifamily credit losses, and our multifamily credit losses net of freestanding loss-sharing arrangements, provide useful information about our multifamily credit performance because they display our multifamily credit losses in the context of our multifamily guaranty book of business, including changes to the benefit we expect to receive from loss-sharing arrangements. Management views multifamily credit losses, net of freestanding loss-sharing arrangements, as a key metric related to our multifamily business model and our strategy to share multifamily credit risk.

Fannie Mae First Quarter 2026 Form 10-Q	35

MD&A | Multifamily Business | Multifamily Mortgage Credit Risk Management
The table below displays the components of our multifamily credit loss performance metrics, as well as our multifamily initial write-off severity rate and write-off loan count.

Multifamily Credit Loss Performance Metrics
	For the Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
Write-offs(1)	$(243)	$(61)
Recoveries	55	28
Foreclosed property income (expense)	(113)	(43)
Credit gains (losses)	(301)	(76)
Change in expected benefits from freestanding loss-sharing arrangements(2)	64	30
Credit gains (losses), net of freestanding loss-sharing arrangements	$(237)	$(46)

Credit gain (loss) ratio (in bps)(3)	(22.4)	(6.1)
Credit gain (loss) ratio, net of freestanding loss-sharing arrangements (in bps)(2)(3)	(17.6)	(3.7)
Multifamily initial write-off severity rate on liquidated loans(4)	18.8%	10.4%
Multifamily write-off loan count on liquidated loans(5)	27	5
(1)Represents write-offs at a liquidation event, which includes a foreclosure, a deed-in-lieu of foreclosure or a short-sale, as well as write-offs prior to a liquidation event. Write-offs associated with non-REO sales are net of loss sharing.
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
Our multifamily credit losses increased in the first quarter of 2026 compared with the first quarter of 2025, primarily driven by weakened multifamily property valuations in the first quarter of 2026, which resulted in increased write-offs and foreclosed property expense.

Fannie Mae First Quarter 2026 Form 10-Q	36

MD&A | Consolidated Credit Ratios and Select Credit Information
Consolidated Credit Ratios and Select Credit Information

The table below displays select credit ratios on our single-family conventional guaranty book of business and our multifamily guaranty book of business, as well as the inputs used in calculating these ratios. For purposes of calculating our consolidated credit ratios and the credit loss reserves and write-offs, net of recoveries, the ratios are inclusive of our allowance for loan losses, allowance for accrued interest receivable, and reserve for guaranty losses. These amounts exclude reserves for advances of pre-foreclosure costs and the allowance for AFS securities.

Consolidated Credit Ratios and Select Credit Information
	As of
	March 31, 2026			December 31, 2025
	Single-Family	Multifamily	Consolidated Total	Single-Family	Multifamily	Consolidated Total
	(Dollars in millions)
Credit loss reserves as a percentage of:
Guaranty book of business	0.17%	0.42%	0.20%	0.17%	0.43%	0.20%
Nonaccrual loans at amortized cost	21.34	68.30	26.32	22.03	70.02	27.19

Nonaccrual loans as a percentage of:
Guaranty book of business	0.80%	0.62%	0.78%	0.77%	0.62%	0.75%

Select financial information used in calculating credit ratios:
Credit loss reserves	$(6,069)	$(2,305)	$(8,374)	$(6,066)	$(2,319)	$(8,385)
Guaranty book of business(1)	3,559,146	542,479	4,101,625	3,569,324	534,715	4,104,039
Nonaccrual loans at amortized cost	28,436	3,375	31,811	27,532	3,312	30,844
(1)Guaranty book of business is as of period end. For single-family, represents the conventional guaranty book of business.

Consolidated Write-off Ratio and Select Credit Information
	For the Three Months Ended March 31,
	2026			2025
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Select credit ratio:
Write-offs, net of recoveries annualized, as a percentage of the average guaranty book of business (in bps)	1.0	14.0	2.7	1.8	2.6	1.9

Select financial information used in calculating credit ratio:
Write-offs(1)	$132	$243	$375	$191	$61	$252
Recoveries	(43)	(55)	(98)	(33)	(28)	(61)
Write-offs, net of recoveries	$89	$188	$277	$158	$33	$191
Average guaranty book of business(2)	$3,564,235	$538,597	$4,102,832	$3,609,883	$502,090	$4,111,973
(1)Represents write-offs when a loan is determined to be uncollectible. For single-family, also includes any write-offs upon the redesignation of mortgage loans from HFI to HFS.
(2)Average guaranty book of business is based on the average of quarter-end balances. For single-family, represents the conventional guaranty book of business.

Fannie Mae First Quarter 2026 Form 10-Q	37

MD&A | Liquidity and Capital Management
Liquidity and Capital Management

Liquidity Management
This section supplements and updates information regarding liquidity management in our 2025 Form 10-K. See “MD&A—Liquidity and Capital Management—Liquidity Management” in our 2025 Form 10-K for additional information, including discussions of our primary sources and uses of funds, our liquidity risk management practices and contingency planning, our liquidity requirements, factors that influence our debt funding activity, factors that may impact our access to or the cost of our debt funding and factors that could adversely affect our liquidity and funding. As of March 31, 2026, we were in compliance with all four components of the liquidity requirements outlined in our 2025 Form 10-K. Also see “Risk Factors—Liquidity Risk” in our 2025 Form 10-K for a discussion of liquidity risks.
Debt Funding
The UPB of our aggregate indebtedness was $153.1 billion as of March 31, 2026. Pursuant to the terms of the senior preferred stock purchase agreement with Treasury, we are prohibited from issuing debt without the prior consent of Treasury if it would result in our aggregate indebtedness exceeding our outstanding debt limit, which is set to $270 billion. The calculation of our indebtedness for purposes of complying with our debt limit reflects the UPB and excludes debt basis adjustments and debt of consolidated trusts.
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
The following chart and table display information on our outstanding short-term and long-term debt based on original contractual maturity. Our outstanding debt increased in the first quarter of 2026. We increased long-term debt issuance during the quarter to replace debt scheduled to mature later in the year and to further enhance our liquidity position by taking advantage of favorable market conditions.
Debt of Fannie Mae(1)
(Dollars in billions)

Short-term debt

Long-term debt maturing within one year

Long-term debt, excluding portion maturing within one year
(1)Outstanding debt balance consists of the UPB, premiums and discounts, fair value adjustments, hedge-related basis adjustments and other cost basis adjustments. Reported amounts include net discount unamortized cost basis adjustments and fair value adjustments of $2.6 billion as of March 31, 2026 and December 31, 2025.

Fannie Mae First Quarter 2026 Form 10-Q	38

MD&A | Liquidity and Capital Management

Selected Debt Information
	As of
	March 31, 2026	December 31, 2025
Selected Weighted-Average Interest Rates(1)	(Dollars in billions)
Interest rate on short-term debt	3.40%	3.66%
Interest rate on long-term debt, including portion maturing within one year	3.78	3.89
Interest rate on callable debt	3.39	3.45
Selected Maturity Data
Weighted-average maturity of debt maturing within one year (in days)	137	189
Weighted-average maturity of debt maturing in more than one year (in months)	42	49
Other Data
Outstanding callable debt(2)	$47.7	$35.4
(1)Excludes the effects of fair value adjustments and hedge-related basis adjustments.
(2)Includes short-term callable debt of $310 million and $40 million as of March 31, 2026 and December 31, 2025, respectively.
We intend to repay our short-term and long-term debt obligations as they become due primarily through the issuance of additional debt securities, the sale of assets in our corporate liquidity portfolio, and cash from business operations.
For information on the maturity profile of our outstanding long-term debt, see “Note 8, Short-Term and Long-Term Debt” in this report and in our 2025 Form 10-K.
Debt Funding Activity
The table below displays activity in debt of Fannie Mae. This activity excludes the debt of consolidated trusts and intraday borrowing. The reported amounts of debt issued and paid off during each period represent the face amount of the debt at issuance and redemption.

Activity in Debt of Fannie Mae
	For the Three Months Ended March 31,

	2026	2025
Issued during the period:	(Dollars in millions)
Short-term:
Amount	$63,220	$84,128
Weighted-average interest rate	3.57%	4.28%
Long-term:
Amount	$32,570	$5,804
Weighted-average interest rate	3.76%	4.96%
Total issued:
Amount	$95,790	$89,932
Weighted-average interest rate	3.64%	4.32%
Paid off during the period:(1)
Short-term:
Amount	$67,116	$84,271
Weighted-average interest rate(2)	3.68%	4.29%
Long-term:
Amount	$5,536	$8,732
Weighted-average interest rate	4.73%	2.96%
Total paid off:
Amount	$72,652	$93,003
Weighted-average interest rate	3.76%	4.17%

Fannie Mae First Quarter 2026 Form 10-Q	39

MD&A | Liquidity and Capital Management
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
Corporate Liquidity Portfolio
The chart below displays information on the composition of our corporate liquidity portfolio. The balance and composition of our corporate liquidity portfolio fluctuates as a result of factors such as changes in our cash flows, liquidity in the fixed-income markets, our investment strategy, and our liquidity risk management framework and practices. Our corporate liquidity portfolio decreased in the first quarter of 2026, as we redeployed a portion of the funds from maturities of securities purchased under agreements to resell into investments in agency MBS held in our retained mortgage portfolio.

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
The total amount of our off-balance sheet exposure related to unconsolidated Fannie Mae MBS net of any beneficial interest that we retain, and other financial guarantees was $192.4 billion as of March 31, 2026 and $195.7 billion as of December 31, 2025. The majority of the other financial guarantees consists of Freddie Mac securities backing Fannie Mae structured securities. See “Guaranty Book of Business” and “Note 7, Financial Guarantees” for more information regarding our maximum exposure to loss on unconsolidated Fannie Mae MBS and Freddie Mac securities.
Our total outstanding liquidity commitments to advance funds for securities backed by multifamily housing revenue bonds totaled $3.6 billion as of March 31, 2026 and December 31, 2025. These commitments require us to advance funds to third parties that enable them to repurchase tendered bonds or securities that are unable to be remarketed.

Fannie Mae First Quarter 2026 Form 10-Q	40

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
Cash Flows
Three Months Ended March 31, 2026. Cash and restricted cash increased from $42.6 billion as of December 31, 2025 to $45.3 billion as of March 31, 2026. The increase was primarily driven by cash inflows from (1) proceeds from repayments of loans,(2) the sale of Fannie Mae MBS to third parties, (3) proceeds from issuance of debt of Fannie Mae,(4) maturity of investments in securities purchased under agreements to resell, and (5) proceeds from sales of available-for-sale securities.
Largely offsetting these cash inflows were cash outflows primarily from (1) payments on outstanding debt of consolidated trusts and the purchase of Fannie Mae MBS from third parties, (2) purchases of loans acquired as held for investment, (3) advances to lenders, (4) purchases of available-for-sale securities, and (5) repayments of short-term borrowings.
Three Months Ended March 31, 2025. Cash and restricted cash decreased from $38.5 billion as of December 31, 2024 to $38.1 billion as of March 31, 2025. The decrease was primarily driven by cash outflows from (1) payments on outstanding debt of consolidated trusts, (2) purchases of loans acquired as held for investment, (3) advances to lenders, and (4) investments in securities purchased under agreements to resell.
Partially offsetting these cash inflows were cash inflows primarily from (1) proceeds from repayments of loans and (2) the sale of Fannie Mae MBS to third parties.
Credit Ratings
As of March 31, 2026, our credit ratings issued by the three major credit rating agencies have not changed since December 31, 2025. For information on these credit ratings, see “MD&A—Liquidity and Capital Management—Liquidity Management—Credit Ratings” in our 2025 Form 10-K.
Capital Management
Capital Requirements
For a description of our capital requirements under the enterprise regulatory capital framework, see “Business—Legislation and Regulation—Capital Requirements” in our 2025 Form 10-K. Although the enterprise regulatory capital framework went into effect in February 2021, we are not required to hold capital according to the framework’s requirements until the date of termination of our conservatorship, or such later date as may be ordered by FHFA.
The table below sets forth information about our capital requirements under the standardized approach of the enterprise regulatory capital framework. As of March 31, 2026, we had a deficit in available capital for purposes of our risk-based adjusted total capital requirement under the enterprise regulatory capital framework even though we had positive net worth under U.S. generally accepted accounting principles (“GAAP”) of $112.7 billion primarily because the $120.8 billion stated value of the senior preferred stock does not qualify as regulatory capital. Our deficit in available capital for purposes of our risk-based adjusted total capital requirement declined $4 billion in the first quarter of 2026 from $22 billion as of December 31, 2025 to $18 billion as of March 31, 2026.
As of March 31, 2026, we had a $211 billion shortfall to our risk-based adjusted total capital requirement including buffers, and a $134 billion shortfall to our minimum risk-based adjusted total capital requirement excluding buffers. From December 31, 2025 to March 31, 2026, our capital shortfall including buffers declined by $4 billion and our shortfall excluding buffers declined by $1 billion. The decline in the capital shortfall with and without buffers was primarily driven by the $3.7 billion increase in retained earnings, which more than offset the $3 billion rise in minimum capital requirements associated with higher risk-weighted assets during the first quarter of 2026. Our capital shortfall with buffers also declined due to a $3 billion decrease in the stability capital buffer, as a result of us having a lower total share of U.S. residential mortgage debt outstanding in 2025 than in 2024, which is used to determine the 2026 buffer under the enterprise regulatory capital framework.
The increase in risk-weighted assets during the first quarter of 2026 was largely driven by market risk associated with the increase in retained mortgage portfolio assets and loans we acquired during the period that carried higher credit risk-weights compared to seasoned loans that liquidated, as well as less relief from credit risk transfer transactions. Under the enterprise regulatory capital framework, we are required to hold capital associated with the market risk of the mortgage assets held in our retained mortgage portfolio. As a result, increases in the amount of agency MBS we hold in

Fannie Mae First Quarter 2026 Form 10-Q	41

MD&A | Liquidity and Capital Management
our retained mortgage portfolio generally result in an increase in the amount of market risk capital we are required to hold.

Capital Metrics under the Enterprise Regulatory Capital Framework as of March 31, 2026(1)
(Dollars in billions)

		Stress capital buffer	$33
		Stability capital buffer	44
Adjusted total assets	$4,419	Countercyclical capital buffer	—
Risk-weighted assets	1,450	Prescribed capital conservation buffer amount	$77

	Minimum Capital Ratio Requirement	Minimum Capital Requirement	Available Capital (Deficit)	Capital Shortfall (without Buffers)(2)	Applicable Buffers(3)	Total Capital Requirement (with Buffers)	Capital Shortfall (with Buffers)(2)
Risk-based capital:
Total capital (statutory)(4)	8.0%	$116	*	$(116)	N/A	$116	$(116)
Common equity tier 1 capital	4.5	65	$(37)	(102)	$77	142	(179)
Tier 1 capital	6.0	87	(18)	(105)	77	164	(182)
Adjusted total capital	8.0	116	(18)	(134)	77	193	(211)
Leverage capital:
Core capital (statutory)(5)	2.5	110	(8)	(118)	N/A	110	(118)
Tier 1 capital	2.5	110	(18)	(128)	22	132	(150)

Capital Metrics under the Enterprise Regulatory Capital Framework as of December 31, 2025(1)
(Dollars in billions)
		Stress capital buffer	$33
		Stability capital buffer	47
Adjusted total assets	$4,423	Countercyclical capital buffer	—
Risk-weighted assets	1,411	Prescribed capital conservation buffer amount	$80

	Minimum Capital Ratio Requirement	Minimum Capital Requirement	Available Capital (Deficit)	Capital Shortfall (without Buffers)(2)	Applicable Buffers(3)	Total Capital Requirement (with Buffers)	Capital Shortfall (with Buffers)(2)
Risk-based capital:
Total capital (statutory)(4)	8.0%	$113	$(3)	$(116)	N/A	$113	$(116)
Common equity tier 1 capital	4.5	63	(41)	(104)	$80	143	(184)
Tier 1 capital	6.0	85	(22)	(107)	80	165	(187)
Adjusted total capital	8.0	113	(22)	(135)	80	193	(215)
Leverage capital:
Core capital (statutory)(5)	2.5	111	(12)	(123)	N/A	111	(123)
Tier 1 capital	2.5	111	(22)	(133)	23	134	(156)

* Represents amounts less than $500 million.
(1)Ratios are calculated as a percentage of risk-weighted assets for risk-based capital metrics and as a percentage of adjusted total assets for leverage capital metrics.
(2)The capital shortfall in these columns represents the difference between the applicable capital requirement (without or with buffers, as applicable) and the available capital deficit.

Fannie Mae First Quarter 2026 Form 10-Q	42

MD&A | Liquidity and Capital Management
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
While it is not applicable until the date of termination of our conservatorship, our maximum payout ratio represents the percentage of eligible retained income that we are permitted to pay out in the form of distributions or discretionary bonus payments under the enterprise regulatory capital framework. As of March 31, 2026, our maximum payout ratio under the enterprise regulatory capital framework was 0%. See “Note 15, Regulatory Capital Requirements” for information on our capital ratios as of March 31, 2026 and December 31, 2025 under the enterprise regulatory capital framework.
The table below presents certain components of our regulatory capital.

Regulatory Capital Components
	As of
	March 31, 2026	December 31, 2025
	(Dollars in millions)
Total equity	$112,667	$109,012
Less:
Senior preferred stock	120,836	120,836
Preferred stock	19,130	19,130
Common equity	(27,299)	(30,954)
Less: deferred tax assets arising from temporary differences that exceed 10% of common equity tier 1 capital and other regulatory adjustments	9,430	9,828
Common equity tier 1 capital (deficit)	(36,729)	(40,782)
Add: perpetual, noncumulative preferred stock	19,130	19,130
Tier 1 capital (deficit)	(17,599)	(21,652)
Tier 2 capital adjustments	—	—
Adjusted total capital (deficit)	$(17,599)	$(21,652)
The table below presents certain components of our core capital.

Statutory Capital Components
	As of
	March 31, 2026	December 31, 2025
	(Dollars in millions)
Total equity	$112,667	$109,012
Less:
Senior preferred stock	120,836	120,836
Accumulated other comprehensive income (loss), net of taxes	(45)	20
Core capital (deficit)	(8,124)	(11,844)
Less: general allowance for foreclosure losses	(8,585)	(8,581)
Total statutory capital (deficit)	$461	$(3,263)
Capital Activity
Under the terms governing the senior preferred stock, no dividends were payable to Treasury for the first quarter of 2026 and none are payable for the second quarter of 2026.
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

Fannie Mae First Quarter 2026 Form 10-Q	43

MD&A | Liquidity and Capital Management
As a result of these terms governing the senior preferred stock, the aggregate liquidation preference of the senior preferred stock increased to $230.5 billion as of March 31, 2026 from $227.0 billion as of December 31, 2025, due to the increase in our net worth in the fourth quarter of 2025. The aggregate liquidation preference of the senior preferred stock will further increase to $234.2 billion as of June 30, 2026, due to the increase in our net worth in the first quarter of 2026. See “Business—Conservatorship and Treasury Agreements—Treasury Agreements” in our 2025 Form 10-K for more information on the terms of our senior preferred stock, including how the aggregate liquidation preference is determined.
Treasury Funding Commitment
Treasury made a commitment under the senior preferred stock purchase agreement to provide funding to us under certain circumstances if we have a net worth deficit. As of March 31, 2026, the remaining amount of Treasury’s funding commitment to us was $113.9 billion. See “Note 2, Conservatorship, Senior Preferred Stock Purchase Agreement and Related Matters” in our 2025 Form 10-K for more information on Treasury’s funding commitment under the senior preferred stock purchase agreement.
Risk Management

We are exposed to the following principal risk categories: credit risk (including mortgage credit risk and institutional counterparty credit risk), market risk (including interest-rate risk), liquidity risk, operational risk (including cyber and other information security risk), model risk, strategic risk, compliance risk and reputational risk. See “MD&A—Risk Management,” “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management,” “MD&A—Multifamily Business—Multifamily Mortgage Credit Risk Management” and “MD&A—Liquidity and Capital Management” in our 2025 Form 10-K for a discussion of our management of the categories of risk we have determined present the most significant exposure. This section, “Single-Family Business—Single-Family Mortgage Credit Risk Management,” “Multifamily Business—Multifamily Mortgage Credit Risk Management” and “Liquidity and Capital Management” in this report supplement and update that discussion, but do not address all of these risk management categories.
Market Risk Management, including Interest-Rate Risk Management
We are subject to market risk, which includes interest-rate risk and spread risk. Interest-rate risk is the risk that movements in interest rates will adversely affect the value of our assets or liabilities or our future earnings or capital. Spread risk is the risk from changes in an instrument’s value that relate to factors other than changes in interest rates. Spread risk is intrinsic to our business model. While we monitor our spread risk exposure and manage the risk where feasible and appropriate, we do not seek to fully mitigate this risk and accept some level of it. See “MD&A—Risk Management—Market Risk Management, including Interest-Rate Risk Management” and “Risk Factors—Market and Industry Risk” in our 2025 Form 10-K for additional information, including our sources of interest-rate risk and spread risk exposure, business risks posed by changes in interest rates, and our strategy for managing market risk, including interest-rate risk.
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
Market Value Sensitivity
Our goal for managing the interest-rate risk of our net portfolio is to manage to a low level of exposure to movements in interest rates and volatility. We collectively define our net portfolio as: our retained mortgage portfolio assets; our corporate liquidity portfolio; outstanding debt of Fannie Mae; mortgage commitments; and risk management derivatives. This involves asset selection and structuring of our liabilities to match and offset the interest-rate characteristics of our retained mortgage portfolio and our investments in non-mortgage securities. We actively manage the interest-rate risk of our net portfolio through a strategy incorporating debt instruments, derivative instruments, and portfolio rebalancing, as described in “MD&A—Risk Management—Market Risk Management, including Interest-Rate Risk Management—Interest-Rate Risk Management” in our 2025 Form 10-K.

Fannie Mae First Quarter 2026 Form 10-Q	44

MD&A | Risk Management | Market Risk Management, including Interest-Rate Risk Management
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
We utilize fair value hedge accounting to align the timing of when we recognize the interest-rate driven fair value changes in hedged mortgage loans and funding debt with derivative hedging instruments to mitigate GAAP earnings exposure to interest-rate changes, including any short-term earnings volatility that might result from economic hedging. Our hedge accounting program is specifically designed to address the volatility of our financial results associated with changes in fair value related to changes in benchmark interest rates. As such, earnings variability driven by other factors, such as spreads or changes in cost basis amortization recognized in net interest income, remains. In addition, our ability to effectively reduce earnings volatility is impacted by the volume and type of interest-rate swaps available for hedging, which is driven by our interest-rate risk management strategy discussed above. As our range of available interest-rate swaps varies over time, our ability to reduce earnings volatility through hedge accounting may vary as well. When the shape of the yield curve shifts significantly from period to period, hedge accounting may be less effective. In our current program, we typically establish new hedging relationships each business day to provide flexibility in our overall risk management strategy.
See “Note 1, Summary of Significant Accounting Policies” in our 2025 Form 10-K and “Note 9, Derivative Instruments” in this report for additional information on our fair value hedge accounting policy and related disclosures.

Fannie Mae First Quarter 2026 Form 10-Q	45

MD&A | Risk Management | Market Risk Management, including Interest-Rate Risk Management
Measurement of Market Value Sensitivity of our Net Portfolio
The table below displays the pre-tax market value sensitivity of our net portfolio to changes in the level of interest rates and the slope of the applicable yield curve as measured on the last day of each period presented. The table below also provides the daily average, minimum, maximum and standard deviation values for duration gap and for the most adverse market value impact on the net portfolio to changes in the level of interest rates and the slope of the applicable yield curve for the three months ended March 31, 2026 and 2025. Our practice is to allow interest rates to go below zero in the downward shock models unless otherwise prevented through contractual floors.
For information on how we measure our interest-rate risk, see “MD&A—Risk Management—Market Risk Management, including Interest-Rate Risk Management” in our 2025 Form 10-K.

Market Value Sensitivity of Net Portfolio to Changes in Interest-Rate Level and Slope of Yield Curve
	As of(1)(2)
	March 31, 2026	December 31, 2025
Rate level shock:	(Dollars in millions)
-100 basis points	$2,062	$429
-50 basis points	1,111	219
+50 basis points	(1,244)	(223)
+100 basis points	(2,564)	(443)
Rate slope shock:
-25 basis points (flattening)	(94)	(3)
+25 basis points (steepening)	78	(5)

	For the Three Months Ended March 31,(1)(3)
	2026			2025
	Duration Gap	Rate Slope Shock 25 bps	Rate Level Shock 50 bps	Duration Gap	Rate Slope Shock 25 bps	Rate Level Shock 50 bps
		Market Value Sensitivity			Market Value Sensitivity
	(In years)	(Dollars in millions)		(In years)	(Dollars in millions)
Average	0.68	$(42)	$(719)	0.01	$(4)	$(13)
Minimum	0.25	(95)	(1,259)	(0.02)	(9)	(24)
Maximum	1.23	(4)	(230)	0.03	1	3
Standard deviation	0.31	31	291	0.02	2	7
(1)Computed based on changes in SOFR interest-rates swap curve.
(2)Measured on the last business day of each period presented.
(3)Computed based on daily values during the period presented.
The market value sensitivity of our net portfolio varies across a range of interest-rate shocks depending upon the duration and convexity profile of our net portfolio. The market value sensitivity of the net portfolio is measured by quantifying the change in the present value of the cash flows of our financial assets and liabilities that would result from an instantaneous shock to interest rates, assuming spreads are held constant. As a result of changes in our interest-rate risk management strategy, our duration gap has increased, resulting in greater market value sensitivity of our net portfolio.

Fannie Mae First Quarter 2026 Form 10-Q	46

MD&A | Risk Management | Market Risk Management, including Interest-Rate Risk Management
We use derivatives to help manage the residual interest-rate risk exposure between the assets and liabilities in our net portfolio. Derivatives have enabled us to manage our economic interest-rate risk exposure in a wide range of interest-rate environments. The table below displays an example of how derivatives impacted the net market value exposure for a 50 basis point parallel interest-rate shock. For additional information on our derivative positions, see “Note 9, Derivative Instruments” in our 2025 Form 10-K and in this report.

Derivative Impact on Interest-Rate Risk (50 Basis Points)
	As of(1)
	March 31, 2026	December 31, 2025
	(Dollars in millions)
Before derivatives	$(2,128)	$(1,101)
After derivatives	(1,244)	(223)
Effect of derivatives	884	879
(1)Measured on the last business day of each period presented.
Critical Accounting Estimates

The preparation of financial statements in accordance with GAAP requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in our condensed consolidated financial statements. Understanding our accounting policies and the extent to which we use management judgment and estimates in applying these policies is integral to understanding our financial statements. We describe our most significant accounting policies in “Note 1, Summary of Significant Accounting Policies” in this report and in our 2025 Form 10-K.
We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as necessary based on changing conditions. Management has discussed any significant changes in judgments and assumptions in applying our critical accounting estimates with the Audit Committee of our Board of Directors. See “Risk Factors—General Risk” in our 2025 Form 10-K for a discussion of the risks associated with the need for management to make judgments and estimates in applying our accounting policies and methods. We have identified one of our accounting estimates, allowance for loan losses, as critical because it involves significant judgments and assumptions about highly complex and inherently uncertain matters, and the use of reasonably different judgments and assumptions could have a material impact on our reported results of operations or financial condition.
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

Fannie Mae First Quarter 2026 Form 10-Q	47

MD&A | Critical Accounting Estimates
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
We provide more detailed information on our accounting for the allowance for loan losses in “Note 1, Summary of Significant Accounting Policies” in our 2025 Form 10-K. See “Note 5, Allowance for Credit Losses” for additional information about our current period (provision) benefit for loan losses.

Fannie Mae First Quarter 2026 Form 10-Q	48

MD&A | Critical Accounting Estimates
Single-Family Sensitivities and Inputs
The table below provides information about our most significant macroeconomic inputs used in determining our single-family allowance for loan losses: forecasted home price growth rates and interest rates. Although the model consumes a wide range of possible regional home price forecasts and interest rate scenarios that take into account inherent uncertainty, the forecasts below represent the mean path of those simulations used in determining the single-family allowance for the quarter ended March 31, 2026, and for each quarter during the year ended December 31, 2025, and how those forecasts have changed between periods of estimate. Below we present our home price growth and interest rate estimates used in our estimate of expected credit losses. Our forecasts include estimates for periods beyond those presented below.

Select Single-Family Macroeconomic Model Inputs(1)

Forecasted home price growth (decline) rate by period of estimate:(2)
	For the Full Year ending December 31,
	2026	2027	2028
First Quarter 2026	2.8%	1.9%	1.4%

	For the Full Year ending December 31,
	2025	2026	2027
Fourth Quarter 2025	2.7%	2.4%	2.2%
Third Quarter 2025	2.6	1.3	1.2
Second Quarter 2025	3.4	1.1	1.1
First Quarter 2025	4.2	2.0	1.3

Forecasted 30-year mortgage interest rates by period of estimate:(3)
	Through the end of December 31,	For the Full Year ending December 31,
	2026	2027	2028
First Quarter 2026	6.4%	6.3%	6.3%

	Through the end of December 31,	For the Full Year ending December 31,
	2025	2026	2027
Fourth Quarter 2025	6.3%	6.2%	6.2%
Third Quarter 2025	6.4	6.2	6.1
Second Quarter 2025	6.7	6.3	6.3
First Quarter 2025	6.6	6.3	6.3
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
(2)These estimates are based on our national home price index, which is calculated differently from the S&P Cotality Case-Shiller U.S. National Home Price Index and therefore results in different percentages for comparable growth. We periodically update our home price growth estimates and forecasts as new data become available. The forecast data in this table may also differ from the forecasted home price growth rate presented in “Key Market Economic Indicators,” because that section reflects our most recent forecast as of the filing date of this report, while this table reflects the quantitative forecast data we used in our model to estimate credit losses for the periods shown. Management continues to monitor macroeconomic updates to our inputs in our credit loss model from the time they are approved as part of our established governance process to assess the reasonableness of the inputs used to calculate estimated credit losses. The forecast data excludes the impact of any qualitative adjustments.
(3)Forecasted 30-year interest rates represent the mean of possible future interest rate environments that are simulated by our interest rate model and used in the estimation of credit losses. Forecasts through the end of December 31, 2026 and 2025 represent the average forecasted rate from the quarter-end through the calendar year-end of December 31st. The fourth quarter of 2025 interest rate represents the 30-year interest rate as of December 31, 2025. This table reflects the forecasted interest rate data we used in estimating credit losses for the periods shown and does not reflect changes in interest rates that occurred after the forecast date.

Fannie Mae First Quarter 2026 Form 10-Q	49

MD&A | Critical Accounting Estimates
As noted above, our single-family allowance for loan losses is sensitive to changes in home prices and interest rate changes. We present in the table below the impact of hypothetical changes in home prices and 30-year interest rates, with all other factors held constant.

Single-Family Sensitivities - Hypothetical Changes to Model Inputs

Forecasted change to the first 12 months of the forecast:	Allowance Impact	Approximate Change in Allowance as of March 31, 2026(1)
(In percentage points)
Change in home prices growth rate:(2)
+1%		4%
-1%		4%

Change in 30-year interest rates:
+0.5%		4%
-0.5%		5%
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
See “Key Market Economic Indicators” in our 2025 Form 10-K and in this report for additional information about how home prices and interest rates can affect our credit loss estimates, including a discussion of home price growth rates and our home price forecast. Also see “Consolidated Results of Operations—(Provision) Benefit for Credit Losses” for information on how our home price forecast impacted our single-family (provision) benefit for credit losses.
Multifamily Sensitivities and Inputs
The table below provides information about our most significant macroeconomic inputs used in determining our multifamily allowance for loan losses: multifamily property net operating income and property value growth rates. Although the model consumes a wide range of possible future economic scenarios, the forecasts below represent the mean path of those simulations used in determining the multifamily allowance for the quarter ended March 31, 2026, and for the quarter ended December 31, 2025, and how those forecasts have changed between periods of estimate. Our forecasts include estimates for periods beyond those presented below.

Select Multifamily Macroeconomic Model Inputs(1)

Forecasted net operating income growth (decline) rate by period of estimate:
	For the Full Year ending December 31,
	2025	2026	2027	2028
First Quarter 2026	N/A	1.7%	2.9%	3.3%
Fourth Quarter 2025	1.1%	1.9%	3.2%	N/A

Forecasted property value growth (decline) rate by period of estimate:
	For the Full Year ending December 31,
	2025	2026	2027	2028
First Quarter 2026	N/A	2.3%	3.2%	3.2%
Fourth Quarter 2025	(4.3)%	3.1%	3.1%	N/A
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

Fannie Mae First Quarter 2026 Form 10-Q	50

MD&A | Critical Accounting Estimates
As noted above, our multifamily allowance for loan losses is sensitive to changes in net operating income and property value growth rate changes. We present in the table below the impact of hypothetical changes in net operating income and property value growth rates, with all other factors held constant.

Multifamily Sensitivities - Hypothetical Changes to Model Inputs

Forecasted change to the first 12 months of the forecast:	Allowance Impact	Approximate Change in Allowance as of March 31, 2026(1)
(In percentage points)
Change in net operating income growth rate:
+1%		2%
-1%		2%

Change in property value growth rate:
+1%		3%
-1%		3%
(1)     Calculated as a percentage of our multifamily allowance for loan losses.
The above sensitivity analyses are hypothetical and are provided solely for the purpose of providing insight into our credit loss model inputs. In addition, sensitivities for net operating income and property value growth rate changes are non-linear. As a result, changes in these estimates are not always incrementally proportional. The purpose of this analysis is to provide an indication of the impact of net operating income and property value growth rate changes on the estimate of the multifamily allowance for credit losses. This analysis is not intended to imply management’s expectation of future changes in our forecasts or any other variables that may change as a result.
See “Consolidated Results of Operations—(Provision) Benefit for Credit Losses” for information on how property valuations impacted our multifamily (provision) benefit for credit losses.
Impact of Future Adoption of New Accounting Guidance

We evaluate the impact on our condensed consolidated financial statements of recently issued accounting guidance in “Note 1, Summary of Significant Accounting Policies.”
Legislation and Regulation

For information regarding legislative, regulatory, conservatorship and other related matters affecting our business, see “Business—Conservatorship and Treasury Agreements” and “Business—Legislation and Regulation” in our 2025 Form 10-K. Also see “Risk Factors” in our 2025 Form 10-K for discussions of risks relating to legislative and regulatory matters.
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
•the impact of hedge accounting and our risk management approach on the volatility of our financial results;
•the future aggregate liquidation preference of our senior preferred stock;
•our future dividend payments on the senior preferred stock and the factors that will affect them;

Fannie Mae First Quarter 2026 Form 10-Q	51

MD&A | Forward-Looking Statements

•our business plans and strategies, and their impact, including our plans relating to new credit score models;
•the credit performance of loans in our guaranty book of business (including future loan delinquencies and foreclosures) and the factors that will affect such performance;
•how we intend to repay our debt obligations;
•our payments to specified HUD and Treasury funds in support of affordable housing under the GSE Act;
•the impact of the adoption of new accounting guidance;
•legal and regulatory proceedings; and
•the risks to our business and the factors that will affect those risks.
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
•domestic, regional and global political risks and uncertainties, including conflicts in the Middle East and other regions, and geopolitical instability;
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
•the impact of interdependence between the single-family mortgage securitization programs of Fannie Mae and Freddie Mac in connection with UMBS;

Fannie Mae First Quarter 2026 Form 10-Q	52

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
•future legislative and regulatory requirements or changes, governmental initiatives, or executive orders affecting macroeconomic conditions, such as changes to trade, fiscal, monetary, tax or immigration policies;
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
•a partial or full shutdown of the United States government;
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
•the expiration of the National Flood Insurance Program on September 30, 2026, without re-authorization, including the impact of any disruptions in the payment of claims and of delays in obtaining or renewing coverage;
•earthquakes or other natural disasters, including those for which we may be uninsured or under-insured or that may affect our counterparties or the hazard insurers insuring properties underlying our guaranty book of business;

Fannie Mae First Quarter 2026 Form 10-Q	53

MD&A | Forward-Looking Statements

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
•our reliance on U.S. Financial Technology, LLC (“U.S. FinTech”) and the common securitization platform U.S. FinTech operates for a majority of our single-family securitization activities; provisions in the limited liability company agreement with U.S. FinTech that permit FHFA to appoint members to the U.S. FinTech Board of Managers, which limit the ability of Fannie Mae and Freddie Mac to control decisions of the U.S. FinTech Board of Managers; and changes FHFA may require in our relationship with or in our support of U.S. FinTech;
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
•opportunities and risks presented by the use or anticipated use of AI technologies and other emerging technologies by us or third parties, including generative AI and agentic AI;
•cyber attacks or other cybersecurity breaches or threats impacting us, the third parties with which we do business or our regulators;
•changes in GAAP, guidance by the Financial Accounting Standards Board (“FASB”), SEC guidance, and our accounting policies; and
•the other factors described in “Risk Factors” in our 2025 Form 10-K.
Readers are cautioned not to unduly rely on the forward-looking statements we make and to place these forward-looking statements into proper context by carefully considering the factors identified above and those discussed in “Risk Factors” in our 2025 Form 10-K. These forward-looking statements are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement as a result of new information, future events or otherwise, except as required under the federal securities laws.

Fannie Mae First Quarter 2026 Form 10-Q	54

Financial Statements | Condensed Consolidated Statements of Operations and Comprehensive Income
Item 1.  Financial Statements
FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Operations and Comprehensive Income — (Unaudited)
(Dollars and shares in millions, except per share amounts)

	For the Three Months Ended March 31,

	2026	2025
Interest income:
Mortgage loans	$38,905	$37,399
Securities purchased under agreements to resell	630	872
Investments in securities and other	687	745
Total interest income	40,222	39,016
Interest expense:
Short-term debt	(194)	(105)
Long-term debt	(32,830)	(31,910)
Total interest expense	(33,024)	(32,015)
Net interest income	7,198	7,001
Fair value gains (losses), net	121	123
Fee and other income	82	84
Investment gains (losses), net	(277)	(1)
Non-interest income	(74)	206
(Provision) benefit for credit losses	(277)	(24)
Non-interest expense:
Salaries and employee benefits	(463)	(611)
Professional services, technology, and occupancy	(282)	(381)
Legislative assessments	(931)	(931)
Credit enhancement expense	(358)	(479)
Other income (expense), net	(149)	(197)
Total non-interest expense	(2,183)	(2,599)
Income before federal income taxes	4,664	4,584
Provision for federal income taxes	(944)	(923)
Net income	3,720	3,661
Other comprehensive income (loss)	(65)	(6)
Total comprehensive income	$3,655	$3,655
Net income	$3,720	$3,661
Dividends distributed or amounts attributable to senior preferred stock	(3,655)	(3,655)
Net income (loss) attributable to common stockholders	$65	$6
Earnings per share:
Basic	$0.01	$0.00
Diluted	0.01	0.00
Weighted-average common shares outstanding:
Basic	5,867	5,867
Diluted	5,893	5,893

See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) First Quarter 2026 Form 10-Q	55

Financial Statements | Condensed Consolidated Balance Sheets
FANNIE MAE
(In conservatorship)
Condensed Consolidated Balance Sheets — (Unaudited)
(Dollars in millions)

	As of
	March 31, 2026	December 31, 2025

ASSETS
Cash	$11,485	$11,452
Restricted cash (includes $26,323 and $22,848, respectively, related to consolidated trusts)	33,779	31,131
Securities purchased under agreements to resell (includes $19,450 and $18,425, respectively, related to consolidated trusts)	38,199	45,650
Investments in securities, at fair value	75,520	69,889
Mortgage loans:
Loans held for sale, at lower of cost or fair value	199	209
Loans held for investment, at amortized cost:
Of Fannie Mae	60,595	57,970
Of consolidated trusts	4,062,863	4,069,498
Total loans held for investment (includes $5,547 and $5,464, respectively, at fair value)	4,123,458	4,127,468
Allowance for loan losses	(8,357)	(8,364)
Total loans held for investment, net of allowance	4,115,101	4,119,104
Total mortgage loans	4,115,300	4,119,313
Advances to lenders	3,509	3,595
Deferred tax assets, net	9,430	9,828
Accrued interest receivable (includes $11,275 and $11,129, respectively, related to consolidated trusts)	11,915	11,689
Other assets	15,498	14,991
Total assets	$4,314,635	$4,317,538
LIABILITIES AND EQUITY
Liabilities:
Accrued interest payable (includes $11,277 and $11,320, respectively, related to consolidated trusts)	$12,213	$12,035
Debt:
Of Fannie Mae (includes $265 and $256, respectively, at fair value)	150,438	127,289
Of consolidated trusts (includes $13,707 and $15,060, respectively, at fair value)	4,022,364	4,053,140
Other liabilities (includes $1,700 and $1,719, respectively, related to consolidated trusts)	16,953	16,062
Total liabilities	4,201,968	4,208,526
Commitments and contingencies (Note 14)	—	—
Fannie Mae stockholders’ equity:
Senior preferred stock (liquidation preference of $230,511 and $226,984, respectively)	120,836	120,836
Preferred stock, 700,000,000 shares are authorized—555,374,922 shares issued and outstanding	19,130	19,130
Common stock, no par value, no maximum authorization—1,308,762,703 shares issued and 1,158,087,567 shares outstanding	687	687
Accumulated deficit	(20,541)	(24,261)
Accumulated other comprehensive income (loss)	(45)	20
Treasury stock, at cost, 150,675,136 shares	(7,400)	(7,400)
Total stockholders’ equity	112,667	109,012
Total liabilities and equity	$4,314,635	$4,317,538

See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) First Quarter 2026 Form 10-Q	56

Financial Statements | Condensed Consolidated Statements of Cash Flows
FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Cash Flows — (Unaudited)
(Dollars in millions)

	For the Three Months Ended March 31,
	2026	2025
Net cash provided by (used in) operating activities	$16,484	$3,505
Cash flows provided by (used in) investing activities:
Mortgage loans acquired held for investment:
Purchases	(42,188)	(26,055)
Proceeds from sales	—	—
Proceeds from repayments	117,152	85,594
Advances to lenders	(37,055)	(19,487)
Purchases of available-for-sale securities	(15,410)	—
Proceeds from sales of available-for-sale securities	3,258	—
Proceeds from disposition of acquired property, preforeclosure sales and insurance proceeds	689	702
Net change in securities purchased under agreements to resell	7,451	(15,245)
Other, net	(1,038)	(810)
Net cash provided by (used in) investing activities	32,859	24,699
Cash flows provided by (used in) financing activities:
Borrowings that have an original maturity of three months or less, net	(15,240)	114
Proceeds from issuance of debt of Fannie Mae	45,951	7,165
Payments to redeem debt of Fannie Mae	(7,644)	(10,343)
Proceeds from issuance of debt of consolidated trusts	66,450	62,565
Payments to redeem debt of consolidated trusts	(136,177)	(88,168)
Other, net	(2)	(2)
Net cash provided by (used in) financing activities	(46,662)	(28,669)
Net increase (decrease) in cash and restricted cash	2,681	(465)
Cash and restricted cash at beginning of period	42,583	38,536
Cash and restricted cash at end of period	$45,264	$38,071
Cash paid during the period for:
Interest	$34,644	$33,407
Federal income taxes, net of refunds	—	—

See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) First Quarter 2026 Form 10-Q	57

Financial Statements | Condensed Consolidated Statements of Changes in Equity
FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Changes in
Equity — (Unaudited)
(Dollars and shares in millions)

	Fannie Mae Stockholders’ Equity
	Shares Outstanding			Senior Preferred Stock	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
	Senior Preferred	Preferred	Common
Balance as of December 31, 2025	1	556	1,158	$120,836	$19,130	$687	$(24,261)	$20	$(7,400)	$109,012
Comprehensive income:
Net income	—	—	—	—	—	—	3,720	—	—	3,720
Other comprehensive income, net of tax effect:
Changes in net unrealized gains (losses) on available-for-sale securities (net of taxes of $20)	—	—	—	—	—	—	—	(73)	—	(73)
Reclassification adjustment for (gains) losses included in net income (net of taxes of $3)	—	—	—	—	—	—	—	9	—	9
Other (net of taxes of $0)	—	—	—	—	—	—	—	(1)	—	(1)
Total comprehensive income										3,655
Balance as of March 31, 2026	1	556	1,158	$120,836	$19,130	$687	$(20,541)	$(45)	$(7,400)	$112,667

	Fannie Mae Stockholders’ Equity
	Shares Outstanding			Senior Preferred Stock	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
	Senior Preferred	Preferred	Common
Balance as of December 31, 2024	1	556	1,158	$120,836	$19,130	$687	$(38,625)	$29	$(7,400)	$94,657
Comprehensive income:
Net income	—	—	—	—	—	—	3,661	—	—	3,661
Other comprehensive income, net of tax effect:
Changes in net unrealized gains (losses) on available-for-sale securities (net of taxes of $1)	—	—	—	—	—	—	—	(5)	—	(5)
Reclassification adjustment for (gains) losses included in net income (net of taxes of $0)	—	—	—	—	—	—	—	1	—	1
Other (net of taxes of $0)	—	—	—	—	—	—	—	(2)	—	(2)
Total comprehensive income										3,655
Balance as of March 31, 2025	1	556	1,158	$120,836	$19,130	$687	$(34,964)	$23	$(7,400)	$98,312

See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) First Quarter 2026 Form 10-Q	58

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
We are currently operating under conservatorship, with the Federal Housing Finance Agency (“FHFA”) acting as conservator. See “Note 2, Conservatorship, Senior Preferred Stock Purchase Agreement and Related Matters” below and in our annual report on Form 10-K for the year ended December 31, 2025 (“2025 Form 10-K”) for information on our conservatorship, the senior preferred stock purchase agreement, the impact of U.S. government support of our business, and related party relationships.
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We are operating pursuant to the authority provided by FHFA as conservator and on the basis that we will realize assets and satisfy liabilities in the normal course of business as a going concern. These condensed consolidated financial statements include our accounts as well as the accounts of other entities in which we have a controlling financial interest, and all intercompany balances and transactions have been eliminated.
The accompanying financial statements should be read in conjunction with our audited consolidated financial statements and related notes included in our 2025 Form 10-K. Certain disclosures are condensed or omitted from the accompanying financial statements as they are not required for interim financial statements under GAAP. In the opinion of management, the accompanying financial statements contain all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of our results. The nature of our business is such that the results of any interim period are not necessarily indicative of results for a full year. We have reclassified certain amounts reported in our prior period consolidated financial statements to conform to our current-period presentation.
As disclosed in our 2025 Form 10-K, beginning in the third quarter of 2025, we changed which financial instruments are presented as cash equivalents and restricted cash equivalents. This change in accounting principle was applied on a retrospective basis and the condensed consolidated statement of cash flows for the three months ended March 31, 2025 reflects (1) a decrease in cash used related to the net change in securities purchased under agreements to resell and related sub-totals by $549 million and (2) a decrease in the balance of cash and restricted cash at the beginning and end of the period of $40.3 billion and $39.7 billion, respectively.
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
Investments in Securities
We present cash flows from trading securities and available-for-sale (“AFS”) securities as operating activities and investing activities, respectively, in our condensed consolidated statements of cash flows.

Fannie Mae (In conservatorship) First Quarter 2026 Form 10-Q	59

Notes to Condensed Consolidated Financial Statements | Summary of Significant Accounting Policies
Earnings per Share
Earnings per share (“EPS”) is presented for basic and diluted EPS. For the three months ended March 31, 2026 and 2025, the weighted average shares outstanding used in the computation of basic and diluted EPS includes 4.7 billion shares of common stock that would be issuable upon full exercise of the common stock warrant issued to the U.S. Department of the Treasury (“Treasury”).
For the calculation of diluted EPS, the weighted average shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. For the three months ended March 31, 2026 and 2025, our diluted EPS weighted-average shares outstanding includes the 26 million shares issuable upon the conversion of convertible preferred stock.
Collateral
We enter into various transactions related to financial instruments where we pledge and accept collateral, including derivative transactions and repurchase and reverse repurchase agreements.
Pursuant to these arrangements, we posted U.S. Treasury securities of $9.1 billion and $8.2 billion as collateral, of which the substantial majority could be sold or repledged, as of March 31, 2026 and December 31, 2025, respectively. The fair value of non-cash collateral received was $38.4 billion and $45.6 billion, of which $37.5 billion and $43.4 billion could be sold or repledged as of March 31, 2026 and December 31, 2025, respectively. None of the underlying collateral we received was sold or repledged as of March 31, 2026 or December 31, 2025.
Foreclosed Property
We present property acquired through foreclosure in “Other assets” in our condensed consolidated balance sheets. We held $2.1 billion and $1.9 billion of acquired foreclosed property, net as of March 31, 2026 and December 31, 2025, respectively.
New Accounting Guidance
Purchased Financial Assets
In November 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-08, Financial Instruments—Credit Losses (Topic 326): Purchased Loans which amends the guidance to align the accounting for purchased seasoned loans with the accounting for purchases of financial assets that have experienced more-than-insignificant credit deterioration since origination. Specifically, the ASU requires a “gross-up approach” on purchased seasoned loans such that the initial measurement of the loan is equal to the purchase price plus the expected credit losses on the loan at the date of acquisition. Seasoned purchased loans include loans obtained in a business combination and loans acquired more than 90 days after their origination date by a transferee that was not involved in their origination.
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

Fannie Mae (In conservatorship) First Quarter 2026 Form 10-Q	60

Notes to Condensed Consolidated Financial Statements | Conservatorship, Senior Preferred Stock Purchase Agreement and Related Matters
31, 2026, and the amount of remaining funding available to us under the agreement is $113.9 billion. We have not received any funding from Treasury under this commitment since the first quarter of 2018. We had a positive net worth of $112.7 billion as of March 31, 2026.
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
The aggregate liquidation preference of the senior preferred stock increased to $230.5 billion as of March 31, 2026 from $227.0 billion as of December 31, 2025, due to the increase in our net worth in the fourth quarter of 2025. The aggregate liquidation preference of the senior preferred stock will further increase to $234.2 billion as of June 30, 2026, due to the increase in our net worth in the first quarter of 2026.
Related Parties
U.S. FinTech Customer Services Agreement
Fannie Mae and Freddie Mac jointly own U.S. Financial Technology, LLC ("U.S. FinTech"), a limited liability company that operates a common securitization platform. As a result of this joint ownership, U.S. FinTech is considered a related party. U.S. FinTech operates as a separate entity from Fannie Mae and Freddie Mac.
Our Customer Services Agreement with U.S. FinTech was amended effective January 1, 2026. Under the amended agreement, Fannie Mae and Freddie Mac will pay service fees to U.S. FinTech. Previously, Fannie Mae and Freddie Mac funded U.S. FinTech’s operations through capital contributions. The service fees are based on a cost‑plus arrangement with a fixed margin and are split equally between the two companies. We record the service fees and our share of U.S. FinTech’s net operating income (losses) in “Other income (expense), net.”
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
Unconsolidated VIEs
Our maximum exposure to loss generally represents the greater of our carrying amount related to our involvement with unconsolidated securitization and resecuritization trusts or the unpaid principal balance (“UPB”) of the assets covered by our guaranty. Our involvement in unconsolidated resecuritization trusts may give rise to additional exposure to loss depending on the type of resecuritization trust. Fannie Mae resecuritization trusts that are backed entirely by Fannie Mae MBS are not consolidated and do not give rise to any additional exposure to loss as we already consolidate the underlying collateral. In contrast, Fannie Mae resecuritization trusts that are backed in whole or in part by Freddie Mac securities may increase our exposure to loss to the extent that we are providing a guaranty for the timely payment and interest on the underlying Freddie Mac securities that we have not previously guaranteed. Our maximum exposure to loss for these unconsolidated trusts is measured by the amount of Freddie Mac securities that are held in these resecuritization trusts. While our total assets for unconsolidated trusts are measured based on the aggregate value of the trusts, our maximum exposure to loss is limited to our ownership interest.

Fannie Mae (In conservatorship) First Quarter 2026 Form 10-Q	61

Notes to Condensed Consolidated Financial Statements | Consolidations and Transfers of Financial Assets

The following table displays our maximum exposure to loss as a result of our involvement with unconsolidated VIEs and the total assets of the VIEs.

	As of
	March 31, 2026		December 31, 2025
	Total Assets	Maximum Exposure to Loss	Total Assets	Maximum Exposure to Loss
	(Dollars in millions)
Securitization and resecuritization trusts(1)	$533,881	$193,906	$535,491	$199,010
Credit risk transfer SPVs(2)	22,879	22,892	22,835	22,847
Limited partnerships, including low income housing tax credit ("LIHTC") investments(3)	6,960	744	6,973	750
(1)The net carrying amount of securitization and resecuritization trusts were $18.2 billion and $14.1 billion as of March 31, 2026 and December 31, 2025, respectively, which are primarily classified in Investments in securities, at fair value in our condensed consolidated balance sheets.
(2)Maximum exposure to loss of credit risk transfer SPVs consists of the UPB and accrued interest payable of obligations issued by Connecticut Avenue Securities® ("CAS") and Multifamily Connecticut Avenue Securities® ("MCASTM") SPVs.
(3)The net carrying value of LIHTC investments that represent VIEs was $744 million and $750 million as of March 31, 2026 and December 31, 2025, respectively. The net carrying value of all LIHTC investments was $2.5 billion as of March 31, 2026 and December 31, 2025. In our condensed consolidated balance sheets, the LIHTC investment assets and liabilities are classified as “Other assets” and “Other liabilities,” respectively.
As of March 31, 2026, the UPB of our multifamily loan portfolio was $532.8 billion. As our lending relationship does not provide us with a controlling financial interest in the borrower entity for loans in our multifamily loan portfolio, we do not consolidate these borrowers regardless of their status as either a VIE or a voting interest entity. We have excluded these entities from our VIE disclosures; however, the disclosures we have provided in “Note 4, Mortgage Loans,” “Note 5, Allowance for Credit Losses” and “Note 7, Financial Guarantees” with respect to this population are consistent with the FASB’s stated objectives for the disclosures related to unconsolidated VIEs.
Transfers of Financial Assets and Portfolio Securitizations
We issue single-class Fannie Mae MBS through portfolio securitization transactions by transferring pools of mortgage loans or mortgage-related securities to one or more trusts or special purpose entities. For the three months ended March 31, 2026 and 2025, the UPB of portfolio securitizations was $48.3 billion and $35.5 billion, respectively. We consolidate the substantial majority of these portfolio securitization transactions.
We retain interests from the transfer and sale of mortgage-related securities to unconsolidated single-class portfolio securitization trusts and unconsolidated single-class and multi-class portfolio resecuritization trusts. As of March 31, 2026, the UPB of retained interests was $5.3 billion and its related fair value was $5.7 billion. As of December 31, 2025, the UPB of retained interests was $1.0 billion and its related fair value was $1.3 billion. For the three months ended March 31, 2026 and 2025, the principal, interest and other fees received on retained interests was $71 million and $57 million, respectively.
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

Fannie Mae (In conservatorship) First Quarter 2026 Form 10-Q	62

Notes to Condensed Consolidated Financial Statements | Mortgage Loans
The following table displays the carrying value of our mortgage loans and allowance for loan losses.

	As of
	March 31, 2026	December 31, 2025
	(Dollars in millions)
Single-family	$3,560,543	$3,570,904
Multifamily	532,841	524,962
Total UPB of mortgage loans	4,093,384	4,095,866
Cost basis and fair value adjustments, net	30,273	31,811
Allowance for loan losses for HFI loans	(8,357)	(8,364)
Total mortgage loans(1)	$4,115,300	$4,119,313
(1)Excludes $11.4 billion and $11.3 billion of accrued interest receivable as of March 31, 2026 and December 31, 2025, respectively.
The following table displays information about our purchase of HFI loans, redesignation of loans and sales of mortgage loans during the period.

	For the Three Months Ended March 31,

	2026	2025
	(Dollars in millions)
Purchase of HFI loans:
Single-family UPB	$98,465	$63,627
Multifamily UPB	16,852	11,514

Single-family loans redesignated from HFI to HFS:
Amortized cost	$—	$510
Lower of cost or fair value adjustment at time of redesignation(1)	—	(69)
Allowance reversed at time of redesignation	—	17
(1)Consists of the write-off against the allowance at the time of redesignation.

Fannie Mae (In conservatorship) First Quarter 2026 Form 10-Q	63

Notes to Condensed Consolidated Financial Statements | Mortgage Loans
Aging Analysis
The following tables display an aging analysis of the total amortized cost of our HFI mortgage loans by portfolio segment and class of financing receivable, excluding loans for which we have elected the fair value option.

	As of March 31, 2026
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(1)	Total Delinquent	Current	Total	Loans 90 Days or More Delinquent and Accruing Interest	Nonaccrual Loans with No Allowance(2)
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$30,127	$8,662	$21,097	$59,886	$3,176,040	$3,235,926	$121	$4,150
15-year or less, amortizing fixed-rate	1,199	267	526	1,992	311,655	313,647	5	235
Adjustable-rate	151	31	97	279	30,741	31,020	—	17
Other(3)	419	119	342	880	16,139	17,019	11	127
Total single-family	31,896	9,079	22,062	63,037	3,534,575	3,597,612	137	4,529
Multifamily(4)	373	N/A	3,434	3,807	527,906	531,713	7	2,022
Total	$32,269	$9,079	$25,496	$66,844	$4,062,481	$4,129,325	$144	$6,551

	As of December 31, 2025
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(1)	Total Delinquent	Current	Total	Loans 90 Days or More Delinquent and Accruing Interest	Nonaccrual Loans with No Allowance(2)
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$33,764	$10,205	$20,857	$64,826	$3,175,684	$3,240,510	$171	$3,713
15-year or less, amortizing fixed-rate	1,313	310	547	2,170	320,414	322,584	7	193
Adjustable-rate	155	43	96	294	28,312	28,606	1	17
Other(3)	455	127	354	936	16,690	17,626	12	133
Total single-family	35,687	10,685	21,854	68,226	3,541,100	3,609,326	191	4,056
Multifamily(4)	519	N/A	3,240	3,759	520,194	523,953	18	1,985
Total	$36,206	$10,685	$25,094	$71,985	$4,061,294	$4,133,279	$209	$6,041
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
The amortized cost of single-family mortgage loans for which formal foreclosure proceedings were in process was $5.9 billion and $5.4 billion as of March 31, 2026 and December 31, 2025, respectively. As a result of our various loss

Fannie Mae (In conservatorship) First Quarter 2026 Form 10-Q	64

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

Fannie Mae (In conservatorship) First Quarter 2026 Form 10-Q	65

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

	Credit Quality Indicators as of March 31, 2026 and Write-offs for the Three Months Ended March 31, 2026, by Year of Origination(1)
	2026	2025	2024	2023	2022	Prior	Total
	(Dollars in millions)
Estimated mark-to-market LTV ratio:(2)
20- and 30-year or more, amortizing fixed-rate:
Less than or equal to 80%	$36,125	$165,507	$147,187	$138,942	$306,059	$2,056,187	$2,850,007
Greater than 80% and less than or equal to 90%	8,648	55,521	61,284	46,835	47,842	14,851	234,981
Greater than 90% and less than or equal to 100%	12,752	65,397	34,598	14,962	12,904	2,355	142,968
Greater than 100%	—	512	1,784	2,157	3,008	509	7,970
Total 20- and 30-year or more, amortizing fixed-rate	57,525	286,937	244,853	202,896	369,813	2,073,902	3,235,926
Current-year 20- and 30-year or more, amortizing fixed-rate write-offs	—	10	21	23	39	33	126
15-year or less, amortizing fixed-rate:
Less than or equal to 80%	3,936	14,952	6,362	4,844	25,749	254,785	310,628
Greater than 80% and less than or equal to 90%	395	1,376	349	90	55	3	2,268
Greater than 90% and less than or equal to 100%	189	491	55	5	9	—	749
Greater than 100%	—	1	1	—	—	—	2
Total 15-year or less, amortizing fixed-rate	4,520	16,820	6,767	4,939	25,813	254,788	313,647
Current-year 15-year or less, amortizing fixed-rate write-offs	—	—	—	—	1	1	2
Adjustable-rate:
Less than or equal to 80%	1,668	5,542	1,262	1,486	3,893	12,256	26,107
Greater than 80% and less than or equal to 90%	397	1,487	412	382	510	27	3,215
Greater than 90% and less than or equal to 100%	270	921	159	117	143	9	1,619
Greater than 100%	—	2	5	24	47	1	79
Total adjustable-rate	2,335	7,952	1,838	2,009	4,593	12,293	31,020
Current-year adjustable-rate write-offs	—	—	—	—	—	—	—
Other:
Less than or equal to 80%	—	—	—	—	—	14,236	14,236
Greater than 80% and less than or equal to 90%	—	—	—	—	—	40	40
Greater than 90% and less than or equal to 100%	—	—	—	—	—	20	20
Greater than 100%	—	—	—	—	—	19	19
Total other	—	—	—	—	—	14,315	14,315
Current-year other write-offs	—	—	—	—	—	1	1
Total for all classes by LTV ratio:(2)
Less than or equal to 80%	$41,729	$186,001	$154,811	$145,272	$335,701	$2,337,464	$3,200,978
Greater than 80% and less than or equal to 90%	9,440	58,384	62,045	47,307	48,407	14,921	240,504
Greater than 90% and less than or equal to 100%	13,211	66,809	34,812	15,084	13,056	2,384	145,356
Greater than 100%	—	515	1,790	2,181	3,055	529	8,070
Total	$64,380	$311,709	$253,458	$209,844	$400,219	$2,355,298	$3,594,908
Total current-year write-offs	$—	$10	$21	$23	$40	$35	$129

Fannie Mae (In conservatorship) First Quarter 2026 Form 10-Q	66

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

	Credit Quality Indicators as of December 31, 2025 and Write-offs for the Year Ended December 31, 2025, by Year of Origination(1)
	2025	2024	2023	2022	2021	Prior	Total
	(Dollars in millions)
Estimated mark-to-market LTV ratio:(2)
20- and 30-year or more, amortizing fixed-rate:
Less than or equal to 80%	$145,040	$152,418	$142,942	$306,573	$792,049	$1,301,401	$2,840,423
Greater than 80% and less than or equal to 90%	54,527	62,451	52,313	53,203	14,848	2,790	240,132
Greater than 90% and less than or equal to 100%	69,983	44,582	18,590	15,374	2,184	517	151,230
Greater than 100%	566	2,035	2,314	3,137	479	194	8,725
Total 20- and 30-year or more, amortizing fixed-rate	270,116	261,486	216,159	378,287	809,560	1,304,902	3,240,510
Current-year 20- and 30-year or more, amortizing fixed-rate write-offs	5	56	92	176	106	242	677
15-year or less, amortizing fixed-rate:
Less than or equal to 80%	13,753	6,794	5,149	26,742	125,837	141,455	319,730
Greater than 80% and less than or equal to 90%	1,464	440	127	82	6	—	2,119
Greater than 90% and less than or equal to 100%	619	88	11	13	—	—	731
Greater than 100%	1	2	1	—	—	—	4
Total 15-year or less, amortizing fixed-rate	15,837	7,324	5,288	26,837	125,843	141,455	322,584
Current-year 15-year or less, amortizing fixed-rate write-offs	—	1	1	3	1	3	9
Adjustable-rate:
Less than or equal to 80%	4,550	1,324	1,533	3,956	4,859	7,841	24,063
Greater than 80% and less than or equal to 90%	1,493	442	432	560	32	4	2,963
Greater than 90% and less than or equal to 100%	987	206	131	165	9	1	1,499
Greater than 100%	2	3	24	51	1	—	81
Total adjustable-rate	7,032	1,975	2,120	4,732	4,901	7,846	28,606
Current-year adjustable-rate write-offs	—	—	1	1	—	—	2
Other:
Less than or equal to 80%	—	—	—	—	—	14,701	14,701
Greater than 80% and less than or equal to 90%	—	—	—	—	—	45	45
Greater than 90% and less than or equal to 100%	—	—	—	—	—	21	21
Greater than 100%	—	—	—	—	—	21	21
Total other	—	—	—	—	—	14,788	14,788
Current-year other write-offs	—	—	—	—	—	35	35
Total for all classes by LTV ratio:(2)
Less than or equal to 80%	$163,343	$160,536	$149,624	$337,271	$922,745	$1,465,398	$3,198,917
Greater than 80% and less than or equal to 90%	57,484	63,333	52,872	53,845	14,886	2,839	245,259
Greater than 90% and less than or equal to 100%	71,589	44,876	18,732	15,552	2,193	539	153,481
Greater than 100%	569	2,040	2,339	3,188	480	215	8,831
Total	$292,985	$270,785	$223,567	$409,856	$940,304	$1,468,991	$3,606,488
Total current-year write-offs	$5	$57	$94	$180	$107	$280	$723
(1)Excludes amortized cost of $2.7 billion and $2.8 billion as of March 31, 2026 and December 31, 2025, respectively, of mortgage loans guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies, which represents primarily reverse mortgages for which we do not calculate an estimated mark-to-market LTV ratio. For the three months ended March 31, 2026 and year ended December 31, 2025, it also excludes write-offs of $1 million and $6 million, respectively, of mortgage loans guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies. Year of loan origination may not be the same as the period in which we subsequently acquired the loan.
(2)The aggregate estimated mark-to-market LTV ratio is based on the UPB of the loan divided by the estimated current value of the property as of the end of each reported period, which we calculate using an internal valuation model that estimates periodic changes in home value.

Fannie Mae (In conservatorship) First Quarter 2026 Form 10-Q	67

Notes to Condensed Consolidated Financial Statements | Mortgage Loans
The following tables display the total amortized cost of our multifamily mortgage loans by year of origination and credit-risk rating. Property rental income and property valuations are key inputs to our internally assigned credit risk ratings. The tables below also include current year write-offs of our multifamily mortgage loans by year of origination.

	Credit Quality Indicators as of March 31, 2026 and Write-offs for the Three Months Ended March 31, 2026, by Year of Origination(1)
	2026	2025	2024	2023	2022	Prior	Total
	(Dollars in millions)
Internally assigned credit risk rating:
Pass(2)	$6,722	$77,695	$52,044	$48,418	$48,543	$269,125	$502,547
Special mention(3)	—	14	196	82	156	1,183	1,631
Substandard(4)	—	105	2,148	4,009	6,876	14,397	27,535
Doubtful(5)	—	—	—	—	—	—	—
Total	$6,722	$77,814	$54,388	$52,509	$55,575	$284,705	$531,713
Current-year write-offs	$—	$—	$19	$34	$76	$114	$243

	Credit Quality Indicators as of December 31, 2025 and Write-offs for the Year Ended December 31, 2025, by Year of Origination(1)
	2025	2024	2023	2022	2021	Prior	Total
	(Dollars in millions)
Internally assigned credit risk rating:
Pass(2)	$67,503	$52,368	$48,990	$49,486	$58,248	$218,704	$495,299
Special mention(3)	—	187	124	155	246	793	1,505
Substandard(4)	378	1,920	3,753	6,567	3,291	11,239	27,148
Doubtful(5)	—	—	—	—	—	1	1
Total	$67,881	$54,475	$52,867	$56,208	$61,785	$230,737	$523,953
Current-year write-offs	$—	$17	$111	$108	$66	$168	$470
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
Loss Mitigation Options for Borrowers Experiencing Financial Difficulty
As part of our loss mitigation activities, we offer several types of loan restructurings to assist borrowers who experience financial difficulties. We do not typically offer principal forgiveness to our single-family or multifamily borrowers. Below we provide disclosures relating to loan restructurings where borrowers were experiencing financial difficulty, including restructurings that resulted in an insignificant payment delay. The disclosures exclude loans classified as HFS and those for which we have elected the fair value option. See “Note 1, Summary of Significant Accounting Policies” in our 2025 Form 10-K for additional information on our accounting policies for single-family and multifamily loans that have been restructured. Also see “Note 4, Mortgage Loans” in our 2025 Form 10-K for additional information about our single-family and multifamily loss mitigation options.

Fannie Mae (In conservatorship) First Quarter 2026 Form 10-Q	68

Notes to Condensed Consolidated Financial Statements | Mortgage Loans
Restructurings for Borrowers Experiencing Financial Difficulty
The following tables display the amortized cost of HFI mortgage loans that were restructured, during the periods indicated, presented by portfolio segment and class of financing receivable.

	For the Three Months Ended March 31, 2026
	Payment Delay (Only)
	Forbearance Plan	Payment Deferral	Trial Modification and Repayment Plans	Payment Delay and Term Extension(1)	Payment Delay, Term Extension, Interest Rate Reduction, and Other(1)	Total	Percentage of Total by Financing Class(2)
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$5,979	$2,884	$5,799	$2,626	$347	$17,635	1%
15-year or less, amortizing fixed-rate	186	75	157	57	2	477	*
Adjustable-rate	40	9	18	—	1	68	*
Other	29	24	44	16	5	118	1
Total single-family	6,234	2,992	6,018	2,699	355	18,298	1
Multifamily	11	—	—	—	—	11	*
Total(3)	$6,245	$2,992	$6,018	$2,699	$355	$18,309	*

	For the Three Months Ended March 31, 2025
	Payment Delay (Only)
	Forbearance Plan	Payment Deferral	Trial Modification and Repayment Plans	Payment Delay and Term Extension(1)	Payment Delay, Term Extension and Interest Rate Reduction(1)	Total	Percentage of Total by Financing Class(2)
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$7,211	$3,502	$6,158	$2,611	$136	$19,618	1%
15-year or less, amortizing fixed-rate	254	119	169	4	—	546	*
Adjustable-rate	42	11	21	—	2	76	*
Other	43	32	60	19	8	162	1
Total single-family	7,550	3,664	6,408	2,634	146	20,402	1
Multifamily	612	—	—	—	22	634	*
Total(3)	$8,162	$3,664	$6,408	$2,634	$168	$21,036	1
*    Represents less than 0.5% of total by financing class.
(1)    Represents loans that received a contractual modification.
(2)    Based on the amortized cost basis as of period end, divided by the period-end amortized cost basis of the corresponding class of financing receivable.

Fannie Mae (In conservatorship) First Quarter 2026 Form 10-Q	69

Notes to Condensed Consolidated Financial Statements | Mortgage Loans
(3)    Excludes $111 million for the three months ended March 31, 2026, and $169 million for the three months ended March 31, 2025, for loans that were the subject of loss mitigation activity during the period that paid off, were repurchased or were sold prior to period end. Also excludes loans that liquidated either through foreclosure, deed-in-lieu of foreclosure, or a short sale. Loans may move from one category to another, as a result of the restructuring(s) they received during the period.
The following tables summarize the financial impacts of loan modifications and payment deferrals made to single-family HFI loans presented by class of financing receivable. We discuss the qualitative impacts of forbearance plans, repayment plans, and trial modifications in our 2025 Form 10-K in “Note 4, Mortgage Loans.” As a result, those loss mitigation options are excluded from the table below.

	For the Three Months Ended March 31,
	2026			2025
	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (in Months)	Average Amount Capitalized as a Result of a Payment Delay(1)	Weighted- Average Interest Rate Reduction	Weighted- Average Term Extension (in Months)	Average Amount Capitalized as a Result of a Payment Delay(1)
Loan by class of financing receivable:(2)
20- and 30-year or more, amortizing fixed-rate	0.63%	145	$13,514	0.63%	157	$12,403
15-year or less, amortizing fixed-rate	0.95	52	11,192	1.13	65	8,660
Adjustable-rate	0.64	—	10,770	—	—	10,333
Other	0.66	139	13,866	1.00	174	11,647
(1)    Represents the average amount of delinquency-related amounts that were capitalized as part of the loan balance. Amounts are in whole dollars.
(2)    Excludes the financial effects of modifications for loans that were paid off or otherwise liquidated as of period end.

Fannie Mae (In conservatorship) First Quarter 2026 Form 10-Q	70

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

	For the Three Months Ended March 31, 2026
	Payment Delay as a Result of a Payment Deferral (Only)	Payment Delay and Term Extension	Payment Delay, Term Extension, Interest Rate Reduction and Other	Total
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$1,053	$1,009	$93	$2,155
15-year or less, amortizing fixed-rate	28	10	1	39
Adjustable-rate	4	—	—	4
Other	11	6	3	20
Total single-family	1,096	1,025	97	2,218
Multifamily	—	—	—	—
Total loans that subsequently defaulted(1)(2)	$1,096	$1,025	$97	$2,218

	For the Three Months Ended March 31, 2025
	Payment Delay as a Result of a Payment Deferral (Only)	Payment Delay and Term Extension	Payment Delay, Term Extension and Interest Rate Reduction	Total
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$1,176	$756	$19	$1,951
15-year or less, amortizing fixed-rate	34	—	—	34
Adjustable-rate	5	—	1	6
Other	13	7	3	23
Total single-family	1,228	763	23	2,014
Multifamily	—	—	—	—
Total loans that subsequently defaulted(1)(2)	$1,228	$763	$23	$2,014
(1)    Represents amortized cost as of period end. Excludes loans that liquidated either through foreclosure, deed-in-lieu of foreclosure, or a short sale.
(2)    The substantial majority of loans that received a completed modification or a payment deferral during the three months ended March 31, 2026 did not default during the first quarter of 2026. The substantial majority of loans that received a completed modification or a payment deferral during the three months ended March 31, 2025 did not default during the first quarter of 2025.

Fannie Mae (In conservatorship) First Quarter 2026 Form 10-Q	71

Notes to Condensed Consolidated Financial Statements | Mortgage Loans
The following tables display an aging analysis of HFI mortgage loans that were restructured during the twelve months prior to March 31, 2026 and March 31, 2025, respectively, presented by portfolio segment and class of financing receivable.

	As of March 31, 2026(1)
	30-59 Days Delinquent	60-89 Days Delinquent(2)	Seriously Delinquent	Total Delinquent	Current	Total
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$4,323	$2,807	$13,581	$20,711	$16,296	$37,007
15-year or less, amortizing fixed-rate	112	75	322	509	510	1,019
Adjustable-rate	13	8	55	76	51	127
Other	41	24	102	167	114	281
Total single-family loans modified	4,489	2,914	14,060	21,463	16,971	38,434
Multifamily	—	N/A	475	475	15	490
Total loans restructured(3)	$4,489	$2,914	$14,535	$21,938	$16,986	$38,924

	As of March 31, 2025(1)
	30-59 Days Delinquent	60-89 Days Delinquent(2)	Seriously Delinquent	Total Delinquent	Current	Total
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$4,040	$2,889	$13,813	$20,742	$14,107	$34,849
15-year or less, amortizing fixed-rate	101	82	382	565	398	963
Adjustable-rate	13	13	64	90	34	124
Other	49	32	125	206	125	331
Total single-family loans modified	4,203	3,016	14,384	21,603	14,664	36,267
Multifamily	—	N/A	613	613	1,051	1,664
Total loans restructured(3)	$4,203	$3,016	$14,997	$22,216	$15,715	$37,931
(1)    As of March 31, 2026, the substantial majority of loans that received a completed modification or a payment deferral during the first quarter of 2026 were not delinquent as of March 31, 2026. As of March 31, 2025, the substantial majority of loans that received a completed modification or a payment deferral during the first quarter of 2025 were not delinquent as of March 31, 2025.
(2)     Multifamily loans 60-89 days delinquent are included in the seriously delinquent column.
(3)    Represents the amortized cost basis as of period end.

Fannie Mae (In conservatorship) First Quarter 2026 Form 10-Q	72

Notes to Condensed Consolidated Financial Statements | Mortgage Loans
Nonaccrual Loans
We recognize interest income on an accrual basis except when we believe the collection of principal and interest is not reasonably assured, at which time a loan is placed on nonaccrual status. See “Note 1, Summary of Significant Accounting Policies” in our 2025 Form 10-K for additional information on our accounting policies for single-family and multifamily nonaccrual loans.
The table below displays the accrued interest receivable written off through the reversal of interest income from nonaccrual loans.

	For the Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
Accrued interest receivable written off through the reversal of interest income:
Single-family	$116	$103
Multifamily	8	10
The tables below include the amortized cost of and interest income recognized on mortgage loans on nonaccrual status, presented by portfolio segment and class of financing receivable.

	As of		For the Three Months Ended March 31, 2026
	March 31, 2026	December 31, 2025
	Amortized Cost(1)		Total Interest Income Recognized(2)
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$27,148	$26,221	$42
15-year or less, amortizing fixed-rate	681	692	1
Adjustable-rate	118	114	—
Other	412	421	1
Total single-family	28,359	27,448	44
Multifamily	3,375	3,312	2
Total nonaccrual loans	$31,734	$30,760	$46

	As of		For the Three Months Ended March 31, 2025
	March 31, 2025	December 31, 2024
	Amortized Cost(1)		Total Interest Income Recognized(2)
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$26,335	$25,218	$46
15-year or less, amortizing fixed-rate	771	770	1
Adjustable-rate	122	114	—
Other	463	482	1
Total single-family	27,691	26,584	48
Multifamily	2,702	2,517	4
Total nonaccrual loans	$30,393	$29,101	$52
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

Fannie Mae (In conservatorship) First Quarter 2026 Form 10-Q	73

Notes to Condensed Consolidated Financial Statements | Allowance for Credit Losses
5.  Allowance for Credit Losses
We maintain an allowance for credit losses for HFI loans held by Fannie Mae and by consolidated Fannie Mae MBS trusts, excluding loans for which we have elected the fair value option. In addition, we maintain allowances for credit losses on advances of pre-foreclosure costs, accrued interest receivable, guaranty loss reserves, and credit reserves on AFS debt securities. We collectively refer to these allowances as our “allowance for credit losses.”
The following table displays changes in single-family and multifamily allowance for credit losses and the total allowance for credit losses as well as the components of the single-family and multifamily allowance for credit losses.

	For the Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
Single-family allowance for credit losses:
Beginning balance	$(6,272)	$(5,487)
(Provision) benefit for credit losses	(103)	(24)
Write-offs	132	191
Recoveries	(43)	(36)
Ending balance	$(6,286)	$(5,356)
Multifamily allowance for credit losses:
Beginning balance	$(2,320)	$(2,399)
(Provision) benefit for credit losses	(174)	—
Write-offs	243	61
Recoveries	(55)	(28)
Ending balance	$(2,306)	$(2,366)
Total allowance for credit losses:
Beginning balance	$(8,592)	$(7,886)
(Provision) benefit for credit losses	(277)	(24)
Write-offs	375	252
Recoveries	(98)	(64)
Ending balance	$(8,592)	$(7,722)

Components of allowance for credit losses:
	For the Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
Single-family allowance for credit losses:
Allowance for loan losses	$(6,060)	$(5,178)
Other(1)	(226)	(178)
Total	$(6,286)	$(5,356)
Multifamily allowance for credit losses:
Allowance for loan losses	$(2,297)	$(2,354)
Other(1)	(9)	(12)
Total	$(2,306)	$(2,366)
Total allowance for credit losses:
Allowance for loan losses	$(8,357)	$(7,532)
Other(1)	(235)	(190)
Total	$(8,592)	$(7,722)
(1)Consists of allowance for credit losses on advances of pre-foreclosure costs, accrued interest receivable, our guaranty loss reserves, and credit reserves on our AFS debt securities. Pre-foreclosure costs represent advances for property taxes and insurance receivables.

Fannie Mae (In conservatorship) First Quarter 2026 Form 10-Q	74

Notes to Condensed Consolidated Financial Statements | Allowance for Credit Losses
Our estimate of credit losses can vary substantially from period to period due to factors such as changes in actual and forecasted home prices, property valuations, and fluctuations in actual and forecasted interest rates. Other drivers include: the volume and credit risk profile of our new acquisitions; borrower payment behavior; events such as natural disasters or pandemics; the type, volume and effectiveness of our loss mitigation activities, including forbearances and loan modifications; the volume of completed foreclosures; and the volume and pricing of loans redesignated from HFI to HFS. In addition, updates to the models, assumptions, and data used in determining our estimate for credit losses can impact our allowance. Changes in our estimate of credit losses are recognized as “(Provision) benefit for credit losses” in our consolidated statements of operations and comprehensive income.
Our single-family provision for credit losses in the first quarter of 2026 was primarily driven by provision associated with loans that we acquired during the period, the majority of which consisted of purchase loans, and by provision from newly delinquent loans, partially offset by a benefit from actual home price growth.
Our single-family provision for credit losses in the first quarter of 2025 reflected the impact of economic uncertainty and improvements in actual and forecasted home price growth.
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
Our multifamily provision for credit losses in the first quarter of 2026 was primarily driven by an increase in loan delinquencies and by weakened property valuations on properties in our multifamily guaranty book of business where foreclosure was probable.
Our multifamily (provision) benefit for credit losses in the first quarter of 2025 was neutral. Our multifamily allowance for credit losses as of March 31, 2025 included a component related to economic uncertainty, particularly uncertainty related to multifamily property values.
6.  Investments in Securities
We classify and account for our investments in securities as either trading or available-for-sale (“AFS”). See “Note 1, Summary of Significant Accounting Policies” in our 2025 Form 10-K for additional information on our accounting policies regarding our investments in securities. The following table displays our investments in securities.

	As of
	March 31, 2026	December 31, 2025
Trading securities:	(Dollars in millions)
Mortgage-related securities(1) (includes $910 million and $522 million, respectively, related to consolidated trusts)	$18,672	$14,291
Non-mortgage-related securities(2)	44,424	55,223
Total trading securities	63,096	69,514
Available-for-sale securities:
Mortgage-related securities(1) (amortized cost of $546 million and $400 million, respectively)	518	375
Non-mortgage-related securities(2) (amortized cost of $12 billion and $0, respectively)	11,906	—
Total available-for-sale securities	12,424	375
Total investments in securities	$75,520	$69,889
(1)Primarily consists of Fannie Mae, Freddie Mac, and Ginnie Mae mortgage-related securities.
(2)Consists of U.S. Treasury securities.

Fannie Mae (In conservatorship) First Quarter 2026 Form 10-Q	75

Notes to Condensed Consolidated Financial Statements | Investment in Securities
The following table displays information about our net trading gains (losses).

	For the Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
Net trading gains (losses)	$(335)	$654
Net trading gains (losses) recognized in the period related to securities still held at period end	(327)	619

Net unrealized losses on our AFS investment portfolio recorded in accumulated other comprehensive income (loss) were $104 million and $23 million as of March 31, 2026 and December 31, 2025, respectively. There were no significant gross unrealized losses on our AFS investment portfolio as of March 31, 2026 and December 31, 2025. Additionally, the allowance for credit losses on our AFS investment portfolio was not significant as of March 31, 2026 or December 31, 2025.
In the first quarter of 2026, we had $3.3 billion in proceeds from sales of AFS securities that resulted in $9 million in gross realized losses. There were no sales of AFS securities in the first quarter of 2025.
The following table displays the amortized cost and fair value of our AFS securities by major security type and remaining contractual maturity, assuming no principal prepayments. The contractual maturity of mortgage-backed securities is not a reliable indicator of their expected life because borrowers generally have the right to prepay their obligations at any time. U.S. Treasury securities do not have prepayment risk, and their contractual maturities are indicative of their expected life.

	As of March 31, 2026
	Total Carrying Amount(1)	Total Fair Value	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
			Net Carrying Amount(1)	Fair Value	Net Carrying Amount(1)	Fair Value	Net Carrying Amount(1)	Fair Value	Net Carrying Amount(1)	Fair Value
	(Dollars in millions)
Mortgage-related securities	$544	$518	$4	$4	$7	$7	$114	$116	$419	$391
Non-mortgage-related securities	11,984	11,906	—	—	5,421	5,383	6,563	6,523	—	—
Total	$12,528	$12,424	$4	$4	$5,428	$5,390	$6,677	$6,639	$419	$391
Weighted-average interest rate (2)	3.79%		5.71%		3.70%		3.67%		6.11%
(1)Net carrying amount consists of book value, net of allowance for credit losses on AFS debt securities.
(2)Weighted-average interest rate includes the effects of discounts, premiums and other cost basis adjustments.
7.  Financial Guarantees
We recognize a guaranty obligation for our obligation to stand ready to perform on our guarantees to unconsolidated trusts and other guaranty arrangements. These off-balance sheet guarantees expose us to credit losses primarily relating to the UPB of our unconsolidated Fannie Mae MBS and other financial guarantees. As of March 31, 2026, the maximum remaining contractual term of our guarantees was 29 years; however, the actual term of each guaranty may be significantly less than the contractual term based on the prepayment characteristics of the related mortgage loans. We measure our guaranty reserve for estimated credit losses for off-balance sheet exposures over the contractual period for which they are exposed to the credit risk, unless that obligation is unconditionally cancellable by the issuer.
As the guarantor of structured securities backed in whole or in part by Freddie Mac-issued securities, we extend our guaranty to the underlying Freddie Mac securities in our resecuritization trusts. However, Freddie Mac continues to guarantee the payment of principal and interest on the underlying Freddie Mac securities that we have resecuritized. When we began issuing UMBS, we entered into an indemnification agreement under which Freddie Mac agreed to indemnify us for losses caused by its failure to meet its payment or other specified obligations under the trust agreements pursuant to which the underlying resecuritized securities were issued. As a result, and due to the funding commitment available to Freddie Mac through its senior preferred stock purchase agreement with Treasury, we have concluded that the associated credit risk is negligible. Accordingly, we exclude from the following table Freddie Mac securities backing unconsolidated Fannie Mae-issued structured securities of $181.2 billion and $184.3 billion as of March 31, 2026 and December 31, 2025, respectively.

Fannie Mae (In conservatorship) First Quarter 2026 Form 10-Q	76

Notes to Condensed Consolidated Financial Statements | Financial Guarantees

The following table displays our off-balance sheet maximum exposure, guaranty obligation recognized in our condensed consolidated balance sheets and the potential maximum recovery from third parties through available credit enhancements and recourse related to our financial guarantees.

	As of
	March 31, 2026			December 31, 2025
	Maximum Exposure	Guaranty Obligation	Maximum Recovery(1)	Maximum Exposure	Guaranty Obligation	Maximum Recovery(1)
	(Dollars in millions)
Unconsolidated Fannie Mae MBS	$2,151	$12	$2,112	$2,229	$13	$2,187
Other guaranty arrangements(2)	9,102	89	2,112	9,151	83	2,132
Total	$11,253	$101	$4,224	$11,380	$96	$4,319
(1)Recoverability of such credit enhancements and recourse is subject to, among other factors, the ability of our mortgage insurers and the U.S. government, as a financial guarantor, to meet their obligations to us. For information on our mortgage insurers, see “Note 14, Concentrations of Credit Risk” in our 2025 Form 10-K.
(2)Primarily consists of credit enhancements and long-term standby commitments.
8.  Short-Term and Long-Term Debt
Short-Term Debt
The following table displays our outstanding short-term debt (debt with an original contractual maturity of one year or less) and weighted-average interest rates of this debt.

	As of
	March 31, 2026		December 31, 2025
	Outstanding	Weighted- Average Interest Rate(1)	Outstanding	Weighted- Average Interest Rate(1)
	(Dollars in millions)
Short-term debt of Fannie Mae	$20,602	3.40%	$24,538	3.66%
(1)Includes the effects of discounts, premiums and other cost basis adjustments.

Fannie Mae (In conservatorship) First Quarter 2026 Form 10-Q	77

Notes to Condensed Consolidated Financial Statements | Short-Term and Long-Term Debt

Long-Term Debt
Long-term debt represents debt with an original contractual maturity of greater than one year. The following table displays our outstanding long-term debt.

	As of
	March 31, 2026			December 31, 2025
	Maturities	Outstanding(1)	Weighted- Average Interest Rate(2)	Maturities	Outstanding(1)	Weighted- Average Interest Rate(2)
	(Dollars in millions)
Senior fixed:
Benchmark notes and bonds	2026 - 2030	$26,704	4.15%	2026 - 2030	$26,649	4.16%
Medium-term notes(3)	2026 - 2036	43,859	3.34	2026 - 2035	31,430	3.25
Other(4)	2026 - 2038	6,603	3.85	2026 - 2038	6,609	3.87
Total senior fixed		77,166	3.68		64,688	3.70
Senior floating:
Medium-term notes(3)	2026 - 2028	51,436	3.78	2026 - 2027	36,437	3.93
Other(5)	2028 - 2037	1,234	10.48	2028 - 2037	1,626	10.99
Total senior floating		52,670	3.94		38,063	4.23
Total long-term debt of Fannie Mae(6)		129,836	3.78		102,751	3.89
Debt of consolidated trusts	2026 - 2064	4,022,364	3.15	2026 - 2064	4,053,140	3.14
Total long-term debt		$4,152,200	3.17%		$4,155,891	3.16%
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
(6)Includes unamortized discounts and premiums, fair value adjustments, hedge-related cost basis adjustments, and other cost basis adjustments in a net discount position of $2.5 billion and $2.6 billion as of March 31, 2026 and December 31, 2025, respectively.
9.  Derivative Instruments
We use derivatives as part of our interest-rate risk management strategy. Our derivatives consist primarily of interest-rate swaps, interest-rate options, and forward commitments. We enter into forward purchase and sale commitments that lock in the future delivery of mortgage loans and mortgage-related securities, certain of which are accounted for as derivatives. We also account for certain credit risk transfer transactions as derivatives. See “Note 9, Derivative Instruments” in our 2025 Form 10-K for additional information on interest-rate risk management.
Pursuant to our fair value hedge accounting program, we may designate certain interest-rate swaps as fair value hedges of mortgage loans and funding debt. See “Note 1, Summary of Significant Accounting Policies–Fair Value Hedge Accounting” in our 2025 Form 10-K for additional information on our use of hedge accounting.

Fannie Mae (In conservatorship) First Quarter 2026 Form 10-Q	78

Notes to Condensed Consolidated Financial Statements | Derivative Instruments
Notional and Fair Value Position of our Derivatives
The following table displays the notional amount and estimated fair value of our asset and liability derivative instruments, including derivative instruments designated as hedges.

	As of March 31, 2026			As of December 31, 2025
	Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
		Asset Derivatives	Liability Derivatives		Asset Derivatives	Liability Derivatives
	(Dollars in millions)
Risk management derivatives designated as hedging instruments:
Swaps:(1)
Pay-fixed	$22,400	$—	$—	$38,759	$—	$—
Receive-fixed	16,668	—	—	8,439	—	—
Total risk management derivatives designated as hedging instruments	39,068	—	—	47,198	—	—
Risk management derivatives not designated as hedging instruments:
Swaps:(1)
Pay-fixed	171,509	—	—	199,744	—	—
Receive-fixed	189,110	79	(1,177)	194,394	145	(1,082)
Basis	250	32	—	250	28	—
Foreign currency	328	—	(64)	334	—	(56)
Swaptions:(1)
Pay-fixed	12,456	63	(20)	11,956	91	(4)
Receive-fixed	12,161	17	(105)	11,661	13	(114)
Futures(1)	13,391	—	—	11,546	—	—
Total risk management derivatives not designated as hedging instruments	399,205	191	(1,366)	429,885	277	(1,256)
Netting adjustment(2)	—	(136)	1,299	—	(199)	1,242
Total risk management derivatives portfolio	438,273	55	(67)	477,083	78	(14)
Mortgage commitment derivatives:
Mortgage commitments to purchase whole loans	5,912	9	(20)	4,005	7	(1)
Forward contracts to purchase mortgage-related securities	80,754	138	(158)	47,122	48	(13)
Forward contracts to sell mortgage-related securities	139,855	112	(415)	111,868	—	(117)
Total mortgage commitment derivatives	226,521	259	(593)	162,995	55	(131)
Credit enhancement derivatives	26,795	38	(3)	27,269	44	(3)
Other derivatives	2,265	—	(13)	732	—	(4)
Derivatives at fair value	$693,854	$352	$(676)	$668,079	$177	$(152)
(1)Centrally cleared derivatives have no ascribable fair value because the positions are settled daily.
(2)The netting adjustment represents the effect of the legal right to offset under legally enforceable master netting arrangements to settle with the same counterparty on a net basis, including cash collateral posted and received. Cash collateral posted was $1.2 billion and $1.1 billion as of March 31, 2026 and December 31, 2025, respectively. Cash collateral received was $67 million and $27 million as of March 31, 2026 and December 31, 2025, respectively.

Fannie Mae (In conservatorship) First Quarter 2026 Form 10-Q	79

Notes to Condensed Consolidated Financial Statements | Derivative Instruments
The following table displays, by type of derivative instrument, the fair value gains and losses, net on our derivatives.

	For the Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
Risk management derivatives:
Swaps:
Pay-fixed	$586	$(879)
Receive-fixed	(677)	1,015
Basis	9	12
Foreign currency	(10)	9
Swaptions:
Pay-fixed	(38)	(14)
Receive-fixed	21	—
Futures	99	(1)
Net contractual interest income (expense) on interest-rate swaps	(13)	(218)
Total risk management derivatives fair value gains (losses), net	(23)	(76)
Mortgage commitment derivatives fair value gains (losses), net	422	(242)
Credit enhancement derivatives fair value gains (losses), net	(10)	(17)
Other derivatives	(4)	—
Total derivatives fair value gains (losses), net	$385	$(335)
Effect of Fair Value Hedge Accounting
The following table displays the effect of fair value hedge accounting on our condensed consolidated statements of operations and comprehensive income, including gains and losses recognized on fair value hedging relationships.

	For the Three Months Ended March 31,
	2026		2025
	Interest Income: Mortgage Loans	Interest Expense: Long-Term Debt	Interest Income: Mortgage Loans	Interest Expense: Long-Term Debt
	(Dollars in millions)
Total amounts presented in our condensed consolidated statements of operations and comprehensive income	$38,905	$(32,830)	$37,399	$(31,910)

Gains (losses) from fair value hedging relationships:
Mortgage loans HFI and related interest-rate contracts:
Hedged items	$(208)	$—	$436	$—
Discontinued hedge related basis adjustment amortization	5	—	16	—
Derivatives designated as hedging instruments	197	—	(441)	—
Interest accruals on hedging instruments	11	—	56	—
Debt of Fannie Mae and related interest-rate contracts:
Hedged items	—	117	—	(212)
Discontinued hedge-related basis adjustment amortization	—	(165)	—	(226)
Derivatives designated as hedging instruments	—	(122)	—	216
Interest accruals on derivative hedging instruments	—	(8)	—	(23)
Gains (losses) recognized in net interest income on fair value hedging relationships	$5	$(178)	$67	$(245)

Fannie Mae (In conservatorship) First Quarter 2026 Form 10-Q	80

Notes to Condensed Consolidated Financial Statements | Derivative Instruments
Hedged Items in Fair Value Hedging Relationships
The following table displays the carrying amounts of the hedged items that have been in qualifying fair value hedges recorded in our condensed consolidated balance sheets, including the hedged item’s cumulative basis adjustments and the closed portfolio balances under the portfolio layer method. The hedged item carrying amounts and total basis adjustments include both open and discontinued hedges. The amortized cost and designated UPB consists only of open hedges as of March 31, 2026 and December 31, 2025.

	As of March 31, 2026
	Carrying Amount Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Basis Adjustments Included in the Carrying Amount		Closed Portfolio of Mortgage Loans Under Portfolio Layer Method
		Total Basis Adjustments(1)	Remaining Adjustments - Discontinued Hedge	Total Amortized Cost	Designated UPB
	(Dollars in millions)
Mortgage loans HFI	$1,466,592	$(548)	$(548)	$480,906	$22,646
Debt of Fannie Mae	(28,965)	2,307	2,307	N/A	N/A

	As of December 31, 2025
	Carrying Amount Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Basis Adjustments Included in the Carrying Amount		Closed Portfolio of Mortgage Loans Under Portfolio Layer Method
		Total Basis Adjustments(1)	Remaining Adjustments - Discontinued Hedge	Total Amortized Cost	Designated UPB
	(Dollars in millions)
Mortgage loans HFI	$1,343,231	$(344)	$(344)	$251,659	$39,605
Debt of Fannie Mae	(28,764)	2,355	2,355	N/A	N/A
(1)    No basis adjustment associated with open hedges, as all hedges are designated at the close of business, with a one-day term.
Derivative Counterparty Credit Exposure
Our derivative counterparty credit exposure relates principally to interest-rate derivative contracts. We manage our derivative counterparty credit exposure relating to our risk management derivative transactions mainly through enforceable master netting arrangements and collateral requirements. See “Note 12, Netting Arrangements” for information on our rights to offset assets and liabilities as of March 31, 2026 and December 31, 2025.
For certain OTC derivatives, the amount of collateral we pledge to counterparties related to our derivative instruments is determined after considering our credit ratings. Currently, our long-term senior debt is rated AA+ or above by the three major rating agencies, S&P Global Ratings, Moody’s Ratings, and Fitch Ratings. If our long-term senior debt credit ratings were downgraded to established thresholds in our OTC derivative contracts, which range from A3/A- to Baa2/BBB or below, we would be required to provide additional collateral to certain counterparties. The aggregate fair value of our OTC derivative instruments with credit-risk-related contingent features that were in a net liability position was $680 million and $651 million, for which we posted collateral of $616 million and $552 million as of March 31, 2026 and December 31, 2025, respectively. If our credit ratings were downgraded to Baa2/BBB or below, the maximum additional collateral we would have been required to post to our counterparties as of March 31, 2026 and December 31, 2025 would have been $290 million and $316 million, respectively.

Fannie Mae (In conservatorship) First Quarter 2026 Form 10-Q	81

Notes to Condensed Consolidated Financial Statements | Segment Reporting

10.  Segment Reporting
We have two reportable business segments, which are based on the type of business activities each perform: Single-Family and Multifamily. Results of our two business segments are intended to reflect each segment as if it were a stand-alone business. Our Acting Chief Executive Officer is the chief operating decision maker (“CODM”) for our two reportable business segments. The CODM uses both net revenues and income before federal income taxes, on a quarterly basis, to assess the financial performance of the segments and for purposes of allocating resources. The accounting policies of our two reportable business segments are the same as those described in “Note 1, Summary of Significant Accounting Policies” in our 2025 Form 10-K. Also see “Note 11, Segment Reporting” in our 2025 Form 10-K for additional information related to our business segments.
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
The following table displays total assets by segment.

	As of
	March 31, 2026	December 31, 2025
	(Dollars in millions)
Single-Family	$3,744,275	$3,757,261
Multifamily	570,360	560,277
Total assets	$4,314,635	$4,317,538
We operate our business solely in the United States and its territories, and accordingly, we generate no revenue from and have no long-lived assets, other than financial instruments, in geographic locations other than the United States and its territories.

Fannie Mae (In conservatorship) First Quarter 2026 Form 10-Q	82

Notes to Condensed Consolidated Financial Statements | Segment Reporting

The below table displays our segment results.

	For the Three Months Ended March 31,
	2026			2025
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Net interest income(1)	$5,978	$1,220	$7,198	$5,866	$1,135	$7,001
Fee and other income	61	21	82	65	19	84
Net revenues	6,039	1,241	7,280	5,931	1,154	7,085
Fair value gains (losses), net(2)	204	(83)	121	82	41	123
Investment gains (losses), net(3)	(257)	(20)	(277)	1	(2)	(1)
Other gains (losses), net	(53)	(103)	(156)	83	39	122
(Provision) benefit for credit losses(4)	(103)	(174)	(277)	(24)	—	(24)
Non-interest expense:
Administrative expenses(5)	(601)	(144)	(745)	(812)	(180)	(992)
Legislative assessments(6)	(918)	(13)	(931)	(920)	(11)	(931)
Credit enhancement expense(7)	(280)	(78)	(358)	(407)	(72)	(479)
Other income (expense), net(8)	(90)	(59)	(149)	(173)	(24)	(197)
Total non-interest expense	(1,889)	(294)	(2,183)	(2,312)	(287)	(2,599)
Income before federal income taxes	3,994	670	4,664	3,678	906	4,584
Provision for federal income taxes	(820)	(124)	(944)	(760)	(163)	(923)
Net income	$3,174	$546	$3,720	$2,918	$743	$3,661

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

Fannie Mae (In conservatorship) First Quarter 2026 Form 10-Q	83

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

	As of
	March 31, 2026			December 31, 2025
	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent
Percentage of single-family conventional guaranty book of business based on UPB	0.89%	0.26%	0.64%	1.00%	0.30%	0.63%
Percentage of single-family conventional loans based on loan count	0.94	0.25	0.58	1.05	0.30	0.58

	As of
	March 31, 2026		December 31, 2025
	Percentage of Single-Family Conventional Guaranty Book of Business Based on UPB	Serious Delinquency Rate(1)	Percentage of Single-Family Conventional Guaranty Book of Business Based on UPB	Serious Delinquency Rate(1)
Estimated mark-to-market LTV ratio:
80.01% to 90%	7%	1.09%	7%	1.03%
90.01% to 100%	4	1.06	4	0.98
Greater than 100%	*	3.96	*	3.46
Geographical distribution:
California	18	0.45	18	0.44
Florida	6	0.84	6	0.85
Illinois	3	0.72	3	0.73
New York	4	0.77	4	0.78
Texas	8	0.75	8	0.74
All other states	61	0.54	61	0.54
*    Represents less than 0.5% of single-family conventional guaranty book of business.
(1)    Based on loan count.
Multifamily Credit Risk Characteristics
For multifamily loans, management monitors the serious delinquency rate, which is the percentage of multifamily loans, based on UPB, that are 60 days or more past due, and loans with other higher risk characteristics to determine the overall credit quality of our multifamily book of business. Higher risk characteristics include, but are not limited to,

Fannie Mae (In conservatorship) First Quarter 2026 Form 10-Q	84

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

	As of
	March 31, 2026(1)		December 31, 2025(1)
	30 Days Delinquent	Seriously Delinquent(2)	30 Days Delinquent	Seriously Delinquent(2)
Percentage of multifamily guaranty book of business	0.07%	0.78%	0.10%	0.74%

	As of
	March 31, 2026		December 31, 2025
	Percentage of Multifamily Guaranty Book of Business(1)	Serious Delinquency Rate(2)(3)	Percentage of Multifamily Guaranty Book of Business(1)	Serious Delinquency Rate(2)(3)
Original LTV ratio:
Greater than 80%	1%	0.45%	1%	0.12%
Less than or equal to 80%	99	0.79	99	0.75
Current DSCR below 1.0(4)	4	6.80	4	5.88
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
Other Concentrations
For information on credit risk associated with our derivative transactions and repurchase agreements see “Note 9, Derivative Instruments” and “Note 12, Netting Arrangements.” For information on concentrations related to mortgage insurers and mortgage servicers and sellers, see “Note 14, Concentrations of Credit Risk—Other Concentrations” in our 2025 Form 10-K.

Fannie Mae (In conservatorship) First Quarter 2026 Form 10-Q	85

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

	As of March 31, 2026
		Gross Amount Offset(1)	Net Amount Presented in our Condensed Consolidated Balance Sheets		Amounts Not Offset in our Condensed Consolidated Balance Sheets
	Gross Amount				Financial Instruments(2)	Collateral(3)	Net Amount
	(Dollars in millions)
Assets:
OTC risk management derivatives	$191	$(137)	$54		$—	$(27)	$27
Cleared risk management derivatives	—	1	1		—	—	1
Mortgage commitment derivatives	259	—	259		(177)	(76)	6
Total derivative assets	450	(136)	314	(4)	(177)	(103)	34
Securities purchased under agreements to resell	38,199	—	38,199		—	(38,199)	—
Total assets	$38,649	$(136)	$38,513		$(177)	$(38,302)	$34
Liabilities:
OTC risk management derivatives	$(1,366)	$1,366	$—		$—	$—	$—
Cleared risk management derivatives	—	(67)	(67)		—	67	—
Mortgage commitment derivatives	(593)	—	(593)		177	286	(130)
Total liabilities	$(1,959)	$1,299	$(660)	(4)	$177	$353	$(130)

	As of December 31, 2025
		Gross Amount Offset(1)	Net Amount Presented in our Condensed Consolidated Balance Sheets		Amounts Not Offset in our Condensed Consolidated Balance Sheets
	Gross Amount				Financial Instruments(2)	Collateral(3)	Net Amount
	(Dollars in millions)
Assets:
OTC risk management derivatives	$277	$(266)	$11		$—	$—	$11
Cleared risk management derivatives	—	67	67		—	—	67
Mortgage commitment derivatives	55	—	55		(24)	(1)	30
Total derivative assets	332	(199)	133	(4)	(24)	(1)	108
Securities purchased under agreements to resell	45,650	—	45,650		—	(45,650)	—
Total assets	$45,982	$(199)	$45,783		$(24)	$(45,651)	$108
Liabilities:
OTC risk management derivatives	$(1,256)	$1,244	$(12)		$—	$10	$(2)
Cleared risk management derivatives	—	(2)	(2)		—	2	—
Mortgage commitment derivatives	(131)	—	(131)		24	101	(6)
Total liabilities	$(1,387)	$1,242	$(145)	(4)	$24	$113	$(8)
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

Fannie Mae (In conservatorship) First Quarter 2026 Form 10-Q	86

Notes to Condensed Consolidated Financial Statements | Netting Arrangements
(4)Excludes derivative assets of $38 million and $44 million as of March 31, 2026 and December 31, 2025, respectively, and derivative liabilities of $16 million and $7 million as of March 31, 2026 and December 31, 2025, respectively, recognized in our condensed consolidated balance sheets, that were not subject to enforceable master netting arrangements.
Derivative instruments are recorded at fair value and securities purchased under agreements to resell are recorded at amortized cost in our condensed consolidated balance sheets. For a discussion of how we determine our rights to offset the assets and liabilities presented above with the same counterparty, including collateral posted or received, see “Note 15, Netting Arrangements” in our 2025 Form 10-K.
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
•Level 3: Unobservable inputs.
We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. See “Note 16, Fair Value” in our 2025 Form 10-K for information on the valuation control processes and the valuation techniques we use for fair value measurement and disclosure as well as our basis for classifying these measurements as Level 1, Level 2 or Level 3 of the valuation hierarchy in more specific situations. If the inputs used to measure assets or liabilities at fair value change, it may also result in a change in classification among Levels 1, 2, and 3. We made no material changes to the valuation control processes or the valuation techniques in the first quarter of 2026.

Fannie Mae (In conservatorship) First Quarter 2026 Form 10-Q	87

Notes to Condensed Consolidated Financial Statements | Fair Value
Recurring Changes in Fair Value
The following tables display our assets and liabilities measured in our condensed consolidated balance sheets at fair value on a recurring basis subsequent to initial recognition, including instruments for which we have elected the fair value option.

	Fair Value Measurements as of March 31, 2026
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Recurring fair value measurements:
Assets:
Trading securities:
Mortgage-related(2)	$—	$18,646	$26	$—	$18,672
Non-mortgage-related(3)	44,406	18	—	—	44,424
Total trading securities	44,406	18,664	26	—	63,096
Available-for-sale securities:
Mortgage-related(2)	$—	$187	$331	$—	$518
Non-mortgage-related(3)	11,906	—	—	—	11,906
Total available-for-sale securities	11,906	187	331	—	12,424
Mortgage loans	—	5,146	401	—	5,547
Derivative assets	—	418	70	(136)	352
Total assets at fair value	$56,312	$24,415	$828	$(136)	$81,419

Liabilities:
Long-term debt:
Of Fannie Mae	$—	$—	$265	$—	$265
Of consolidated trusts	—	13,619	88	—	13,707
Total long-term debt	—	13,619	353	—	13,972
Derivative liabilities	—	1,959	16	(1,299)	676
Total liabilities at fair value	$—	$15,578	$369	$(1,299)	$14,648

	Fair Value Measurements as of December 31, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Recurring fair value measurements:
Assets:
Trading securities:
Mortgage-related(2)	$—	$14,264	$27	$—	$14,291
Non-mortgage-related(3)	55,205	18	—	—	55,223
Total trading securities	55,205	14,282	27	—	69,514
Available-for-sale securities:
Mortgage-related(2)	$—	$34	$341	$—	$375
Non-mortgage-related(3)	—	—	—	—	—
Total available-for-sale securities	—	34	341	—	375
Mortgage loans	—	5,076	388	—	5,464
Derivative assets	—	304	72	(199)	177
Total assets at fair value	$55,205	$19,696	$828	$(199)	$75,530

Liabilities:
Long-term debt:
Of Fannie Mae	$—	$—	$256	$—	$256
Of consolidated trusts	—	14,969	91	—	15,060
Total long-term debt	—	14,969	347	—	15,316
Derivative liabilities	—	1,387	7	(1,242)	152
Total liabilities at fair value	$—	$16,356	$354	$(1,242)	$15,468

Fannie Mae (In conservatorship) First Quarter 2026 Form 10-Q	88

Notes to Condensed Consolidated Financial Statements | Fair Value
(1)Derivative contracts are reported on a gross basis by level. The netting adjustment represents the effect of the legal right to offset under legally enforceable master netting arrangements to settle with the same counterparty on a net basis, including cash collateral posted and received.
(2)Mortgage-related securities primarily consist of securities issued by Fannie Mae, Freddie Mac, or Ginnie Mae.
(3)Non-mortgage related securities consist of U.S. Treasury securities.
The following tables display a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Trading Securities	Available-for-Sale Securities	Mortgage Loans	Net Derivatives	Long-term Debt
	(Dollars in millions)
Balance as of December 31, 2025	$27	$341	$388	$65	$(347)
Purchases	—	—	—	—	—
Sales	—	—	—	—	—
Issuances	—	—	—	—	—
Settlements	—	(8)	(13)	(9)	3
Net transfers	—	—	27	—	(1)
Total gains (losses) realized & unrealized(1)	(1)	(2)	(1)	(2)	(8)
Balance as of March 31, 2026	$26	$331	$401	$54	$(353)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Trading Securities	Available-for-Sale Securities	Mortgage Loans	Net Derivatives	Long-term Debt
	(Dollars in millions)
Balance as of December 31, 2024	$28	$427	$399	$39	$(353)
Purchases	—	—	—	—	—
Sales	—	—	—	—	—
Issuances	—	—	—	—	—
Settlements	—	(19)	(16)	1	4
Net transfers	(3)	—	(2)	—	—
Total gains (losses) realized & unrealized(1)	1	(3)	7	(5)	(15)
Balance as of March 31, 2025	$26	$405	$388	$35	$(364)
(1)We had no significant unrealized gains or losses related to assets and liabilities still held in either “Net income” or “Other comprehensive income (loss)” as of March 31, 2026 or March 31, 2025.
The following tables display significant valuation techniques for our Level 3 assets and liabilities measured at fair value on a recurring basis, excluding instruments for which we have elected the fair value option. Changes in these unobservable inputs can result in significantly higher or lower fair value measurements of these assets and liabilities as of the reporting date.

	Fair Value Measurements as of March 31, 2026
	Fair Value	Significant Valuation Techniques
	(Dollars in millions)
Recurring fair value measurements:
Trading securities:
Mortgage-related	$26	Single Vendor
Available-for-sale securities:
Mortgage-related	$331	Primarily Consensus, Single Vendor, and Discounted Cash Flow
Net derivatives	$54	Dealer Mark and Discounted Cash Flow

Fannie Mae (In conservatorship) First Quarter 2026 Form 10-Q	89

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements as of December 31, 2025
	Fair Value	Significant Valuation Techniques
	(Dollars in millions)
Recurring fair value measurements:
Trading securities:
Mortgage-related	$27	Single Vendor
Available-for-sale securities:
Mortgage-related	$341	Primarily Consensus, Single Vendor, and Discounted Cash Flow
Net derivatives	$65	Dealer Mark and Discounted Cash Flow
Nonrecurring Changes in Fair Value
In our condensed consolidated balance sheets, certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when we evaluate loans for impairment).
The following table displays valuation techniques for our Level 3 assets measured at fair value on a nonrecurring basis.

		Fair Value Measurements as of
	Valuation Techniques	March 31, 2026	December 31, 2025
		(Dollars in millions)
Nonrecurring fair value measurements:
Mortgage loans:(1)
Mortgage loans held for sale, at lower of cost or fair value	Consensus	$90	$107
Single-family mortgage loans held for investment, at amortized cost	Internal Model	214	221

Multifamily mortgage loans held for investment, at amortized cost	Appraisal	38	231
	Asset Manager Estimate	—	1
	Broker Price Opinion	969	1,586
	Internal Model	188	250
Total multifamily mortgage loans held for investment, at amortized cost		1,195	2,068
Acquired property, net:
Single-family	Accepted Offer and Appraisal	90	139
	Internal Model and Walk Forward	112	263
Total single-family		202	402
Multifamily	Broker Price Opinion and Appraisal	292	104
Total nonrecurring assets at fair value		$1,993	$2,902
(1)When we measure impairment, including recoveries, based on the fair value of the loan or the underlying collateral and impairment is recorded on any component of the mortgage loan, including accrued interest receivable and amounts due from the borrower for advances of taxes and insurance, we present the entire fair value measurement amount with the corresponding mortgage loan.

Fannie Mae (In conservatorship) First Quarter 2026 Form 10-Q	90

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

	As of March 31, 2026
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment	Estimated Fair Value
	(Dollars in millions)
Financial assets:
Cash, including restricted cash	$45,264	$45,264	$—	$—	$—	$45,264
Securities purchased under agreements to resell	38,199	—	38,199	—	—	38,199
Trading securities	63,096	44,406	18,664	26	—	63,096
Available-for-sale securities	12,424	11,906	187	331	—	12,424
Mortgage loans held for sale	199	—	22	191	—	213
Mortgage loans held for investment, net of allowance for loan losses	4,115,101	—	3,607,231	163,972	—	3,771,203
Advances to lenders	3,509	—	3,509	—	—	3,509
Derivative assets at fair value	352	—	418	70	(136)	352
Guaranty assets	96	—	—	179	—	179
Total financial assets	$4,278,240	$101,576	$3,668,230	$164,769	$(136)	$3,934,439

Financial liabilities:
Short-term debt:
Of Fannie Mae	$20,602	$—	$20,606	$—	$—	$20,606
Long-term debt:
Of Fannie Mae	129,836	—	131,354	599	—	131,953
Of consolidated trusts	4,022,364	—	3,653,910	230	—	3,654,140
Derivative liabilities at fair value	676	—	1,959	16	(1,299)	676
Guaranty obligations	101	—	—	52	—	52
Total financial liabilities	$4,173,579	$—	$3,807,829	$897	$(1,299)	$3,807,427

Fannie Mae (In conservatorship) First Quarter 2026 Form 10-Q	91

Notes to Condensed Consolidated Financial Statements | Fair Value

	As of December 31, 2025
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment	Estimated Fair Value
	(Dollars in millions)
Financial assets:
Cash, including restricted cash	$42,583	$42,583	$—	$—	$—	$42,583
Securities purchased under agreements to resell	45,650	—	45,650	—	—	45,650
Trading securities	69,514	55,205	14,282	27	—	69,514
Available-for-sale securities	375	—	34	341	—	375
Mortgage loans held for sale	209	—	23	201	—	224
Mortgage loans held for investment, net of allowance for loan losses	4,119,104	—	3,656,465	137,864	—	3,794,329
Advances to lenders	3,595	—	3,595	—	—	3,595
Derivative assets at fair value	177	—	304	72	(199)	177
Guaranty assets	90	—	—	172	—	172
Total financial assets	$4,281,297	$97,788	$3,720,353	$138,677	$(199)	$3,956,619

Financial liabilities:
Short-term debt:
Of Fannie Mae	$24,538	$—	$24,548	$—	$—	$24,548
Long-term debt:
Of Fannie Mae	102,751	—	104,784	602	—	105,386
Of consolidated trusts	4,053,140	—	3,701,675	235	—	3,701,910
Derivative liabilities at fair value	152	—	1,387	7	(1,242)	152
Guaranty obligations	96	—	—	54	—	54
Total financial liabilities	$4,180,677	$—	$3,832,394	$898	$(1,242)	$3,832,050
For a detailed description and classification of our financial instruments, see “Note 16, Fair Value” in our 2025 Form 10-K.
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
The following table displays the fair value and UPB of the financial instruments for which we have elected the fair value option.

	As of
	March 31, 2026			December 31, 2025
	Loans(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts	Loans(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts
	(Dollars in millions)
Fair value	$5,547	$265	$13,707	$5,464	$256	$15,060
UPB	5,943	250	14,215	5,808	250	15,516

Fannie Mae (In conservatorship) First Quarter 2026 Form 10-Q	92

Notes to Condensed Consolidated Financial Statements | Fair Value
(1)Includes nonaccrual loans with a fair value of $28 million and $30 million as of March 31, 2026 and December 31, 2025, respectively. Includes loans that are 90 days or more past due with a fair value of $20 million and $26 million as of March 31, 2026 and December 31, 2025, respectively.
Changes in Fair Value under the Fair Value Option Election
We recorded losses of $22 million for the three months ended March 31, 2026, and gains of $125 million for the three months ended March 31, 2025, from changes in the fair value of loans recorded at fair value in “Fair value gains (losses), net” in our condensed consolidated statements of operations and comprehensive income.
We recorded gains of $87 million for the three months ended March 31, 2026, and losses of $311 million for the three months ended March 31, 2025, from changes in the fair value of long-term debt recorded at fair value in “Fair value gains (losses), net” in our condensed consolidated statements of operations and comprehensive income.
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

Fannie Mae (In conservatorship) First Quarter 2026 Form 10-Q	93

Notes to Condensed Consolidated Financial Statements | Commitments and Contingencies

11, 2025. On April 25, 2025, plaintiffs filed a notice of cross-appeal challenging several of the court’s pretrial rulings, which they contend prevented them from seeking the full measure of their alleged damages. Until the appeals are resolved and any final judgment amount has been paid, post-judgment interest on the damages and prejudgment interest awards will accrue at a rate of 5.01%, starting on March 20, 2024, to be computed daily and compounded annually. We recognized $495 million in 2023 related to the jury verdict and estimated prejudgment interest through December 31, 2023 in “Other expenses, net.” We recognized an additional $24 million and $26 million of expense in 2024 and 2025, respectively, and $7 million of expense for the three months ended March 31, 2026, related to the prejudgment and post-judgment interest. Briefing on the appeals concluded in February 2026 and oral argument was held in the U.S. Court of Appeals for the District of Columbia Circuit in April 2026.
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

Capital Metrics under the Enterprise Regulatory Capital Framework as of March 31, 2026(1)
(Dollars in billions)
Adjusted total assets	$4,419
Risk-weighted assets	1,450

	Amounts			Ratios
	Available Capital (Deficit)(2)	Minimum Capital Requirement	Total Capital Requirement (including Buffers)(3)	Available Capital (Deficit) Ratio	Minimum Capital Ratio Requirement	Total Capital Requirement Ratio (including Buffers)
Risk-based capital:
Total capital (statutory)(4)	*	$116	$116	—%	8.0%	8.0%
Common equity tier 1 capital	$(37)	65	142	(2.5)	4.5	9.8
Tier 1 capital	(18)	87	164	(1.2)	6.0	11.3
Adjusted total capital	(18)	116	193	(1.2)	8.0	13.3
Leverage capital:
Core capital (statutory)(5)	(8)	110	110	(0.2)	2.5	2.5
Tier 1 capital	(18)	110	132	(0.4)	2.5	3.0

Fannie Mae (In conservatorship) First Quarter 2026 Form 10-Q	94

Notes to Condensed Consolidated Financial Statements | Regulatory Capital Requirements

Capital Metrics under the Enterprise Regulatory Capital Framework as of December 31, 2025(1)
(Dollars in billions)
Adjusted total assets	$4,423
Risk-weighted assets	1,411

	Amounts			Ratios
	Available Capital (Deficit)(2)	Minimum Capital Requirement	Total Capital Requirement (including Buffers)(3)	Available Capital (Deficit) Ratio	Minimum Capital Ratio Requirement	Total Capital Requirement Ratio (including Buffers)
Risk-based capital:
Total capital (statutory)(4)	$(3)	$113	$113	(0.2)%	8.0%	8.0%
Common equity tier 1 capital	(41)	63	143	(2.9)	4.5	10.2
Tier 1 capital	(22)	85	165	(1.6)	6.0	11.7
Adjusted total capital	(22)	113	193	(1.6)	8.0	13.7
Leverage capital:
Core capital (statutory)(5)	(12)	111	111	(0.3)	2.5	2.5
Tier 1 capital	(22)	111	134	(0.5)	2.5	3.0
* Represents amounts less than $500 million.
(1)Ratios are calculated as a percentage of risk-weighted assets for risk-based capital metrics and as a percentage of adjusted total assets for leverage capital metrics.
(2)Available capital deficit for all line items excludes the stated value of the senior preferred stock of $120.8 billion.
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

Fannie Mae (In conservatorship) First Quarter 2026 Form 10-Q	95

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
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures in effect as of March 31, 2026, the end of the period covered by this report. As a result of management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of March 31, 2026, or as of the date of filing this report.
Our disclosure controls and procedures were not effective as of March 31, 2026, or as of the date of filing this report because they did not adequately ensure the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws. As a result, we were not able to rely upon the disclosure controls and procedures that were in place as of March 31, 2026, or as of the date of this filing, and we continue to have a material weakness in our internal control over financial reporting. This material weakness is described in more detail below under “Description of Material Weakness.” Based on discussions with FHFA and the structural nature of this material weakness, we do not expect to remediate this material weakness while we are under conservatorship.
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
Management has determined that we continued to have the following material weakness as of March 31, 2026, and as of the date of filing this report:
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

Fannie Mae First Quarter 2026 Form 10-Q	96

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
Due to these circumstances, we have not been able to update our disclosure controls and procedures in a manner that adequately ensures the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws, including disclosures affecting our condensed consolidated financial statements. As a result, we did not maintain effective controls and procedures designed to ensure complete and accurate disclosure as required by GAAP as of March 31, 2026, or as of the date of filing this report. Based on discussions with FHFA and the structural nature of this weakness, we do not expect to remediate this material weakness while we are under conservatorship.
Mitigating Actions Related to Material Weakness
We and FHFA have engaged in the following practices intended to permit accumulation and communication to management of information needed to meet our disclosure obligations under the federal securities laws:
•FHFA has established a process to facilitate operation of the company under the oversight of the conservator.
•FHFA personnel, including senior officials, have reviewed our quarterly and annual SEC filings prior to filing, including this quarterly report on Form 10-Q for the quarter ended March 31, 2026 (“First Quarter 2026 Form 10-Q”), and engaged in discussions regarding issues associated with the information contained in those filings. Prior to filing our First Quarter 2026 Form 10-Q, FHFA provided Fannie Mae management with written acknowledgment that it had reviewed the First Quarter 2026 Form 10-Q, and it was not aware of any material misstatements or omissions in the First Quarter 2026 Form 10-Q and had no objection to our filing the First Quarter 2026 Form 10-Q.
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
Changes in Internal Control Over Financial Reporting
Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting from January 1, 2026 through March 31, 2026 that management believes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Fannie Mae First Quarter 2026 Form 10-Q	97

Other Information

PART II—OTHER INFORMATION
Item 1.  Legal Proceedings
The information in this item supplements and updates information regarding certain legal proceedings set forth in “Legal Proceedings” in our 2025 Form 10-K. We also provide information regarding material legal proceedings in “Note 14, Commitments and Contingencies,” which is incorporated herein by reference. In addition to the matters specifically described or incorporated by reference in this item, we are involved in legal and regulatory proceedings that arise in the ordinary course of business that we do not expect will have a material impact on our business or financial condition. However, litigation claims and proceedings of all types are subject to many factors and their outcome and effect on our business and financial condition generally cannot be predicted accurately.
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
Senior Preferred Stock Purchase Agreements Litigation
Beginning in June 2013, lawsuits were filed in multiple federal courts by preferred and common stockholders of Fannie Mae and Freddie Mac against one or more of the United States, Treasury and FHFA, and in some cases Fannie Mae and Freddie Mac, challenging actions taken by the defendants relating to the Fannie Mae and Freddie Mac senior preferred stock purchase agreements and other matters. Most of these lawsuits have been resolved. The cases in which Fannie Mae is a defendant or that could impact Fannie Mae that remain pending or were terminated after December 31, 2025 are described below.
District of Columbia (In re Fannie Mae/Freddie Mac Senior Preferred Stock Purchase Agreement Class Action Litigations and Fairholme Funds v. FHFA). Fannie Mae is a defendant in two cases filed in the U.S. District Court for the District of Columbia, including a consolidated class action. The cases were consolidated for trial, and on August 14, 2023, the jury returned a verdict for the plaintiffs and awarded damages of $299.4 million to Fannie Mae preferred stockholders. On March 20, 2024, the court entered final judgment and set the amount of prejudgment interest owed by Fannie Mae at $199.7 million. Defendants filed a notice of appeal on April 11, 2025, and plaintiffs filed a notice of cross-appeal on April 25, 2025. The appeals have been fully briefed and oral argument was held in the U.S. Court of Appeals for the District of Columbia Circuit in April 2026. See “Note 14, Commitments and Contingencies” for additional information.
Western District of Michigan (Rop et al. v. FHFA et al.). On June 1, 2017, preferred and common stockholders of Fannie Mae and Freddie Mac filed a complaint for declaratory and injunctive relief against FHFA and Treasury in the U.S. District Court for the Western District of Michigan. FHFA and Treasury moved to dismiss the case on September 8, 2017, and plaintiffs filed a motion for summary judgment on October 6, 2017. On September 8, 2020, the court denied plaintiffs’ motion for summary judgment and granted defendants’ motion to dismiss. On October 4, 2022, the U.S. Court of Appeals for the Sixth Circuit reversed the dismissal and remanded the case to the district court to determine whether the stockholders suffered compensable harm. On February 2, 2023, plaintiffs filed a petition with the Supreme Court seeking review of the Sixth Circuit’s decision, which the Supreme Court denied on June 12, 2023. On August 11, 2023, plaintiffs submitted a motion for leave to file an amended complaint in the district court, which the court denied on December 11, 2024. On March 27, 2025, FHFA filed a motion for judgment on the pleadings seeking to dismiss this lawsuit. Treasury likewise filed a motion for judgment on the pleadings on March 28, 2025. On April 1, 2025, plaintiffs filed a motion for leave to amend their complaint. On March 11, 2026, the court denied plaintiffs’ motion for leave to amend their complaint, and granted FHFA’s and Treasury’s motions for judgment on the pleadings, dismissing the lawsuit.
Item 1A.  Risk Factors
In addition to the information in this report, you should carefully consider the risks relating to our business that we identify in “Risk Factors” in our 2025 Form 10-K. Also refer to “MD&A—Risk Management,” “MD&A—Single-Family Business” and “MD&A—Multifamily Business” in our 2025 Form 10-K and in this report for more detailed descriptions of the primary risks to our business and how we seek to manage those risks.
The risks we face could materially adversely affect our business, results of operations, financial condition, liquidity and net worth, and could cause our actual results to differ materially from our past results or the results contemplated by any forward-looking statements we make. We believe the risks described in the sections of this report and our 2025 Form

Fannie Mae First Quarter 2026 Form 10-Q	98

Other Information

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
Recent Sales of Unregistered Equity Securities
Under the terms of our senior preferred stock purchase agreement with Treasury, we are prohibited from selling or issuing our equity interests without the prior written consent of Treasury except under limited circumstances, which are described in “Business—Conservatorship and Treasury Agreements—Treasury Agreements—Covenants” in our 2025 Form 10-K. During the quarter ended March 31, 2026, we did not sell any equity securities.
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
Our Purchases of Equity Securities
We did not repurchase any of our equity securities during the first quarter of 2026.
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

Fannie Mae First Quarter 2026 Form 10-Q	99

Other Information

the capital requirements and buffers set forth in the enterprise regulatory capital framework. The capital reserve end date is defined as the last day of the second consecutive fiscal quarter during which we have had and maintained capital equal to, or in excess of, all of the capital requirements and buffers under the enterprise regulatory capital framework. After the capital reserve end date, the amount of quarterly dividends to Treasury will be equal to the lesser of any quarterly increase in our net worth and a 10% annual rate on the then-current liquidation preference of the senior preferred stock. For more information on the terms of the senior preferred stock purchase agreement and senior preferred stock, see “Business—Conservatorship and Treasury Agreements” in our 2025 Form 10-K.
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
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
None.
Item 5.  Other Information
Trading Arrangements
During the quarter ended March 31, 2026, no Fannie Mae director or officer (as that term is defined by the SEC in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement for transactions in Fannie Mae securities.

Fannie Mae First Quarter 2026 Form 10-Q	100

Other Information

Item 6.  Exhibits
The exhibits listed below are being filed or furnished with or incorporated by reference into this report.

Item	Description
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

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101. INS	Inline XBRL Instance Document* - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101. SCH	Inline XBRL Taxonomy Extension Schema*
101. CAL	Inline XBRL Taxonomy Extension Calculation*
101. DEF	Inline XBRL Taxonomy Extension Definition*
101. LAB	Inline XBRL Taxonomy Extension Label*
101. PRE	Inline XBRL Taxonomy Extension Presentation*
104	Cover Page Interactive Data File* (embedded within the Inline XBRL document)
*    The financial information contained in these Inline XBRL documents is unaudited.

Fannie Mae First Quarter 2026 Form 10-Q	101

Signatures

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal National Mortgage Association

By:	/s/ Peter Akwaboah
Peter Akwaboah Acting Chief Executive Officer, and Executive Vice President and Chief Operating Officer
Date: April 29, 2026

By:	/s/ Chryssa C. Halley
Chryssa C. Halley Executive Vice President and Chief Financial Officer
Date: April 29, 2026

Fannie Mae First Quarter 2026 Form 10-Q	102