Form 10-Q
period 2026-06-30
FEDERAL NATIONAL MORTGAGE ASSOCIATION FANNIE MAE
filed 2026-07-29
CIK 310522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☑
As of July 10, 2026, there were 1,158,087,567 shares of common stock of the registrant outstanding.

Fannie Mae Second Quarter 2026 Form 10-Q	i

Fannie Mae Second Quarter 2026 Form 10-Q	ii

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
About Fannie Mae

Fannie Mae is a leading source of financing for residential mortgages in the United States. We provided $241.2 billion in liquidity to the mortgage market in the first half of 2026, which enabled the financing of approximately 802,000 home purchases, refinancings, and rental units.
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
We support both single-family and multifamily housing. Our Single-Family business provides financing for properties that have four or fewer residential units. Our Multifamily business provides financing for residential buildings with five or more units. As of March 31, 2026 (the latest date for which information is available), Fannie Mae owned or guaranteed an estimated 24% of single-family mortgage debt outstanding and an estimated 22% of multifamily mortgage debt outstanding in the United States.
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

Fannie Mae Second Quarter 2026 Form 10-Q	1

MD&A | Financial Results Summary
Financial Results Summary

Please read this summary together with our MD&A, our condensed consolidated financial statements and the accompanying notes included in this report.
Quarterly Results
•Net income was $4.0 billion in the second quarter of 2026 compared with $3.3 billion in the second quarter of 2025. Net income increased by $665 million from the second quarter of 2025, primarily driven by a $461 million decrease in provision for credit losses, a $324 million increase in net revenues and a $265 million decrease in non-interest expense. These were partially offset by a $287 million shift from fair value gains in the second quarter of 2025 to fair value losses in the second quarter of 2026.
◦Net revenues totaled $7.6 billion in the second quarter of 2026, up $324 million from the second quarter of 2025, primarily driven by a $177 million increase in net interest income from portfolios, a $99 million increase in net deferred guaranty fee income, and a $56 million increase in net interest income from base guaranty fees.
◦Provision for credit losses was $485 million in the second quarter of 2026, consisting of a $226 million single-family provision for credit losses and a $259 million multifamily provision for credit losses. The single-family provision was primarily driven by current-period loan acquisitions, newly delinquent loans, and the impact of the redesignation of loans from held for investment (“HFI”) to held for sale (“HFS”), which was partially offset by a benefit from actual home price growth. The multifamily provision was primarily driven by weaker property valuations and slower net operating income growth in our multifamily guaranty book of business and by provision for loans that became seriously delinquent.
◦Non-interest expense was $2.1 billion in the second quarter of 2026, a decrease of $265 million from the second quarter of 2025, primarily due to a $185 million shift from other expenses in the second quarter of 2025 to other income in the second quarter of 2026.
Year-to-Date Results
•Net income was $7.7 billion for the first half of 2026 compared with $7.0 billion for the first half of 2025. Net income increased by $724 million from the first half of 2025, primarily driven by a $681 million decrease in non-interest expense, a $519 million increase in net revenues and a $208 million decrease in provision for credit losses. These factors were partially offset by a $289 million decrease in fair value gains and a $204 million increase in investment losses.
◦Net revenues totaled $14.8 billion in the first half of 2026, up $519 million from the first half of 2025, primarily driven by a $297 million increase in net interest income from portfolios, a $132 million increase in net interest income from base guaranty fees, and a $95 million increase in net deferred guaranty fee income.
◦Provision for credit losses was $762 million in the first half of 2026, consisting of a $329 million single-family provision for credit losses and a $433 million multifamily provision for credit losses. The single-family provision was primarily driven by current-period loan acquisitions and newly delinquent loans, partially offset by a benefit from actual home price growth. The multifamily provision was primarily

Fannie Mae Second Quarter 2026 Form 10-Q	2

MD&A | Financial Results Summary
driven by weaker property valuations and slower net operating income growth in our multifamily guaranty book of business and by provision for loans that became seriously delinquent.
◦Non-interest expense was $4.3 billion in the first half of 2026, a decrease of $681 million from the first half of 2025, primarily due to a $283 million decrease in administrative expenses and a $233 million decrease in other expenses.
•Net worth increased by $7.5 billion in the first half of 2026 to $116.5 billion as of June 30, 2026.
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
The U.S. weekly average 30-year fixed-rate mortgage rate increased to 6.49% at the end of the second quarter of 2026, compared to 6.38% at the end of the first quarter of 2026.

Fannie Mae Second Quarter 2026 Form 10-Q	3

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
We currently estimate home prices on a national basis increased by 3.7% in the first half of 2026. We expect home price growth of 2.3% on a national basis for the full year of 2026. We also expect regional variation in the timing and rate of home price changes.
Economic Activity
GDP and Unemployment Rate
(1)Real GDP growth (decline) is based on the quarterly series calculated by the Bureau of Economic Analysis and is subject to revision.
(2)According to the U.S. Bureau of Labor Statistics and subject to revision.
U.S. gross domestic product (“GDP”) increased by 2.1% in the first quarter of 2026. Bureau of Economic Analysis GDP data for the second quarter of 2026 was not available at the time of filing this report. We expect GDP will continue to grow in 2026. The unemployment rate decreased to 4.2% in the second quarter of 2026, compared with 4.3% in the first quarter of 2026. We expect the unemployment rate to remain relatively stable in 2026.
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

Fannie Mae Second Quarter 2026 Form 10-Q	4

MD&A | Consolidated Results of Operations
Consolidated Results of Operations

This section discusses our condensed consolidated results of operations and should be read together with our condensed consolidated financial statements and the accompanying notes.

Summary of Condensed Consolidated Results of Operations
	For the Three Months Ended June 30,			For the Six Months Ended June 30,

	2026	2025	Variance	2026	2025	Variance
	(Dollars in millions)
Net interest income(1)	$7,493	$7,155	$338	$14,691	$14,156	$535
Fee and other income	72	86	(14)	154	170	(16)
Net revenues	7,565	7,241	324	14,845	14,326	519
Fair value gains (losses), net	(76)	211	(287)	45	334	(289)
Investment gains (losses), net	53	(19)	72	(224)	(20)	(204)
Other gains (losses), net	(23)	192	(215)	(179)	314	(493)
(Provision) benefit for credit losses	(485)	(946)	461	(762)	(970)	208
Non-interest expense:
Administrative expenses(2)	(811)	(847)	36	(1,556)	(1,839)	283
Legislative assessments(3)	(934)	(939)	5	(1,865)	(1,870)	5
Credit enhancement expense(4)	(361)	(400)	39	(719)	(879)	160
Other income (expense), net(5)	38	(147)	185	(111)	(344)	233
Total non-interest expense	(2,068)	(2,333)	265	(4,251)	(4,932)	681
Income before federal income taxes	4,989	4,154	835	9,653	8,738	915
Provision for federal income taxes	(1,007)	(837)	(170)	(1,951)	(1,760)	(191)
Net income	$3,982	$3,317	$665	$7,702	$6,978	$724
Total comprehensive income	$3,830	$3,324	$506	$7,485	$6,979	$506
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

Fannie Mae Second Quarter 2026 Form 10-Q	5

MD&A | Consolidated Results of Operations
Components of Net Interest Income
The table below displays the components of our net interest income from our guaranty book of business, from our portfolios, as well as from hedge accounting.

Components of Net Interest Income
	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2026	2025	Variance	2026	2025	Variance
	(Dollars in millions)
Net interest income from guaranty book of business:
Base guaranty fee income excluding TCCA	$4,290	$4,229	$61	$8,576	$8,431	$145
Base guaranty fee income related to TCCA	851	856	(5)	1,702	1,715	(13)
Net deferred guaranty fee income	905	806	99	1,697	1,602	95
Total net interest income from guaranty book of business	6,046	5,891	155	11,975	11,748	227
Net interest income from portfolios(1)	1,608	1,431	177	3,050	2,753	297
Income (expense) from hedge accounting(2)	(161)	(167)	6	(334)	(345)	11
Total net interest income	$7,493	$7,155	$338	$14,691	$14,156	$535
(1)Includes interest income from assets held in our retained mortgage portfolio and our corporate liquidity portfolio, as well as other assets used to support lender liquidity. Also includes interest expense on our funding debt.
(2)For more information about our hedge accounting program, see “Note 9, Derivative Instruments.”
Net interest income increased by $338 million in the second quarter of 2026 compared with the second quarter of 2025, and by $535 million in the first half of 2026 compared with the first half of 2025, primarily driven by higher net interest income from portfolios, higher base guaranty fee income and higher net deferred guaranty fee income.
•Higher net interest income from portfolios. Higher net interest income from portfolios in the second quarter and first half of 2026 compared with the second quarter and first half of 2025 was primarily driven by higher average balances of our retained mortgage portfolio, reflecting acquisitions of agency MBS. This increase was partially offset by lower net interest income from our corporate liquidity portfolio due to lower average balances, as well as higher interest expense on funding debt due to higher average balances. See “Retained Mortgage Portfolio” for more information about our retained mortgage portfolio and “Liquidity and Capital Management—Liquidity Management—Corporate Liquidity Portfolio” for more information about our corporate liquidity portfolio.
•Higher base guaranty fee income. Higher base guaranty fee income in the second quarter and first half of 2026 compared with the second quarter and first half of 2025 was primarily due to an increase in the size of our multifamily guaranty book of business and higher average guaranty fees on our single-family conventional guaranty book of business.
•Higher net deferred guaranty fee income. Higher net deferred guaranty fee income in the second quarter and first half of 2026 compared with the second quarter and first half of 2025 was largely driven by higher single-family prepayment volumes.

Fannie Mae Second Quarter 2026 Form 10-Q	6

MD&A | Consolidated Results of Operations
Analysis of Unamortized Deferred Guaranty Fees
The following charts present information about the interest rates of the loans in our single-family conventional guaranty book of business as well as information about our deferred guaranty fees.
As shown in the chart below (on the left), most of our single-family conventional guaranty book of business as of June 30, 2026 had an interest rate lower than the U.S. weekly average 30-year fixed-rate mortgage rate. Per Freddie Mac’s Primary Mortgage Market Survey®, as of June 25, 2026, the U.S. weekly average interest rate for a single-family 30-year fixed-rate mortgage was 6.49%. Accordingly, even if interest rates decline to 5%, a majority of the borrowers whose mortgage loans are in our single-family conventional guaranty book of business still would not be incentivized to refinance.
The other chart below (on the right) presents guaranty fees that will be amortized into deferred guaranty fee income in future periods, which we refer to as “unamortized deferred guaranty fees,” as described in “MD&A—Consolidated Results of Operations—Net Interest Income—Analysis of Unamortized Deferred Guaranty Fees” in our 2025 Form 10-K.

Interest Rates of Single-Family Conventional Guaranty Book of Business Compared with the U.S. Weekly Average 30-Year Fixed-Rate Mortgage Rate	Unamortized Deferred Guaranty Fees
As of June 30, 2026	(Dollars in billions)

≥7%
4%
6% to <7%
17%
6.49%
5% to <6%
11%
4% to <5%
12%
3% to <4%
30%
<3%
26%
0%
10%
20%
30%
40%
50%

—	Represents the U.S. weekly average 30-year fixed-rate mortgage rate as of June 25, 2026, according to Freddie Mac’s Primary Mortgage Market Survey®, the last published rate for the quarter ending June 30, 2026.	—	Represents the net unamortized cost basis adjustment balance that will be amortized and recognized through deferred guaranty fee income over the remaining contractual life of the mortgage loans or debt.

—	Represents the percentage of single-family conventional guaranty book of business by select interest rate band based on the current interest rate of the mortgage loans.
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

Fannie Mae Second Quarter 2026 Form 10-Q	7

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

Analysis of Net Interest Income and Yield(1)
	For the Three Months Ended June 30,
	2026			2025
	Average Balance	Interest Income/ (Expense)	Average Rates Earned/Paid	Average Balance	Interest Income/ (Expense)	Average Rates Earned/Paid
	(Dollars in millions)
Interest-earning assets:
Cash	$11,094	$103	3.71%	$11,630	$128	4.40%
Securities purchased under agreements to resell	59,187	548	3.70	83,310	924	4.44
Investments in securities	89,473	825	3.69	81,558	617	3.03
Mortgage loans:
Mortgage loans of Fannie Mae	65,346	700	4.28	51,709	542	4.19
Mortgage loans of consolidated trusts	4,064,185	38,594	3.80	4,079,998	37,151	3.64
Total mortgage loans(2)	4,129,531	39,294	3.81	4,131,707	37,693	3.65
Advances to lenders	3,067	38	4.96	3,420	49	5.73
Total interest-earning assets	$4,292,352	$40,808	3.80%	$4,311,625	$39,411	3.66%
Interest-bearing liabilities:
Short-term funding debt	$27,754	$(254)	3.66%	$9,735	$(103)	4.23%
Long-term funding debt	141,282	(1,532)	4.34	122,779	(1,291)	4.21
Total debt of Fannie Mae	169,036	(1,786)	4.23	132,514	(1,394)	4.21
Debt securities of consolidated trusts held by third parties	3,997,005	(31,529)	3.16	4,068,546	(30,862)	3.03
Total interest-bearing liabilities	$4,166,041	$(33,315)	3.20%	$4,201,060	$(32,256)	3.07%
Net interest income/net interest yield		$7,493	0.70%		$7,155	0.66%

Fannie Mae Second Quarter 2026 Form 10-Q	8

MD&A | Consolidated Results of Operations

Analysis of Net Interest Income and Yield(1)
	For the Six Months Ended June 30,
	2026			2025
	Average Balance	Interest Income/ (Expense)	Average Rates Earned/Paid	Average Balance	Interest Income/ (Expense)	Average Rates Earned/Paid
	(Dollars in millions)
Interest-earning assets:
Cash	$11,079	$201	3.63%	$11,627	$253	4.35%
Securities purchased under agreements to resell	63,566	1,178	3.71	81,275	1,796	4.42
Investments in securities	77,411	1,372	3.54	81,530	1,204	2.95
Mortgage loans:
Mortgage loans of Fannie Mae	63,016	1,355	4.30	50,940	1,041	4.09
Mortgage loans of consolidated trusts	4,067,603	76,844	3.78	4,087,198	74,051	3.62
Total mortgage loans(2)	4,130,619	78,199	3.79	4,138,138	75,092	3.63
Advances to lenders	3,258	80	4.91	2,901	82	5.65
Total interest-earning assets	$4,285,933	$81,030	3.78%	$4,315,471	$78,427	3.63%
Interest-bearing liabilities:
Short-term funding debt	$24,593	$(448)	3.64%	$9,786	$(208)	4.25%
Long-term funding debt	129,115	(2,842)	4.40	124,048	(2,583)	4.16
Total debt of Fannie Mae	153,708	(3,290)	4.28	133,834	(2,791)	4.17
Debt securities of consolidated trusts held by third parties	4,009,332	(63,049)	3.15	4,074,700	(61,480)	3.02
Total interest-bearing liabilities	$4,163,040	$(66,339)	3.19%	$4,208,534	$(64,271)	3.05%
Net interest income/net interest yield		$14,691	0.69%		$14,156	0.66%
(1)    Includes the effects of discounts, premiums and other cost basis adjustments, including basis adjustments related to hedge accounting.
(2)    Average balance includes mortgage loans on nonaccrual status. Interest income includes loan fees of $784 million and $1.6 billion, respectively, for the second quarter of 2026 and the first half of 2026, compared with $743 million and $1.4 billion, respectively for the second quarter of 2025 and first half of 2025. Loan fees primarily consist of yield maintenance revenue we recognized on the prepayment of multifamily mortgage loans and the amortization of upfront cash fees exchanged when we acquire the mortgage loan.

Fannie Mae Second Quarter 2026 Form 10-Q	9

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

(Provision) Benefit for Credit Losses and Change in Expected Credit Enhancement Recoveries by Segment
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in millions)
(Provision) benefit for credit losses:
Single-family (provision) benefit for credit losses	$(226)	$(737)	$(329)	$(761)
Multifamily (provision) benefit for credit losses	(259)	(209)	(433)	(209)
Total (provision) benefit for credit losses	$(485)	$(946)	$(762)	$(970)

Change in expected credit enhancement recoveries:(1)
Single-family	$(6)	$19	$6	$(12)
Multifamily	143	37	203	62
Total change in expected credit enhancement recoveries	$137	$56	$209	$50
(1)Consists of estimated changes in benefits from our freestanding credit enhancements, which are recognized as a component of “Other income (expense), net” in our condensed consolidated statements of operations and comprehensive income.
Single-Family (Provision) Benefit for Credit Losses
Our single-family provision for credit losses in the second quarter and first half of 2026 was primarily driven by provision associated with loans that we acquired during the period, the majority of which consisted of purchase loans, and by provision from newly delinquent loans. The impact of these drivers was partially offset by a benefit from actual home price growth. In addition, in the second quarter of 2026, the redesignation of loans from HFI to HFS also contributed to provision. Upon redesignation of these loans, we recorded the loans at the lower of cost or fair value with a write-off against the allowance for loan losses.
Our single-family provision for credit losses in the second quarter and first half of 2025 was primarily driven by lower actual and projected home price growth. During the second quarter and first half of 2025, forecasted home price growth was revised downward compared to our previous estimates. In addition, actual home prices came in lower than we had previously projected.
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
Multifamily (Provision) Benefit for Credit Losses
Our multifamily provision for credit losses in the second quarter and first half of 2026 was primarily driven by weaker property valuations and slower net operating income growth in our multifamily guaranty book of business and by provision for loans that became seriously delinquent. We continue to observe uncertainty in multifamily property valuations, and we continue to evaluate the extent to which recent market activity in select markets is indicative of broader valuation trends.
Our multifamily provision for credit losses in the second quarter and first half of 2025 was primarily driven by declines in actual and estimated near-term projected multifamily property values and new delinquencies during the second quarter.

Fannie Mae Second Quarter 2026 Form 10-Q	10

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
The table below displays our fair value gains (losses) both including and excluding the impact of hedge accounting.

Fair Value Gains (Losses), Net
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in millions)
Total pre-hedge accounting fair value gains (losses)	$(26)	$103	$173	$34
Impact of hedge accounting(1)	(50)	108	(128)	300
Total fair value gains (losses), net	$(76)	$211	$45	$334
(1)The “Impact of hedge accounting” reflected in this table shows the net gain or loss from swaps in hedging relationships plus any accrued interest during the applicable periods, which are recognized in “Net interest income.”
In the second quarter of 2026, the impact of benchmark interest rate-driven fair value movements resulted in gains, which our hedge accounting program largely mitigated. The net fair value losses recognized for the period reflect residual impacts not addressed by hedge accounting, including losses on mortgage commitment derivatives due to changes in spreads.
In the first half of 2026, our hedge accounting program substantially mitigated the impact of benchmark interest rate-driven fair value movements.
In the second quarter and first half of 2025, our hedge accounting program largely mitigated the impact of benchmark interest rate-driven fair value movements. The net fair value gains recognized for those periods reflect residual impacts not addressed by hedge accounting, including gains on risk management derivatives and fixed-rate trading securities.
Investment Gains (Losses), Net
Investment losses, net increased by $204 million in first half of 2026 compared with the first half of 2025 and were primarily driven by debt extinguishment losses in the first half of 2026 resulting from our acquisitions of Fannie Mae MBS for our retained mortgage portfolio. See “Note 1, Summary of Significant Accounting Policies—Debt” in our 2025 Form 10-K for more information about how we record debt extinguishment gains or losses.
Administrative Expenses
Administrative expenses decreased by $283 million in the first half of 2026 compared with the first half of 2025, primarily driven by lower professional services fees, employee headcount, and severance costs.

Fannie Mae Second Quarter 2026 Form 10-Q	11

MD&A | Consolidated Results of Operations
Legislative Assessments
The table below displays the components of our legislative assessments.

Legislative Assessments
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in millions)
TCCA fees(1)	$851	$856	$1,702	$1,715
FHFA assessments(2)	31	41	62	81
Affordable housing allocations:(3)
Treasury’s Capital Magnet Fund	18	15	35	26
HUD’s Housing Trust Fund	34	27	66	48
Total affordable housing allocations	52	42	101	74
Total legislative assessments	$934	$939	$1,865	$1,870
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
(3)Affordable housing allocations relates to the GSE Act requirement to set aside each year an amount equal to 4.2 basis points of the UPB of our new business purchases and to pay this amount to specified U.S. Department of Housing and Urban Development (“HUD”) and Treasury funds in support of affordable housing. In March 2026, we paid $171 million to the funds based on $408.2 billion in new business purchases in 2025. For the first half of 2026, we recognized expenses of $101 million related to this obligation based on $240.8 billion in new business purchases during the period. We expect to pay this amount to the funds in 2027, plus additional amounts to be accrued based on our new business purchases in the second half of 2026.
Other Income (Expense), Net
We had a shift to other income of $38 million for the second quarter of 2026, compared with other expense of $147 million for the second quarter of 2025. For the first half of 2026, other expense decreased by $233 million compared with the first half of 2025. This shift and decrease were primarily driven by an increase in benefits we expect to receive from our multifamily freestanding credit enhancements, as well as a decrease in our single-family foreclosed property expense primarily as a result of lower repair costs and increased gains on sales of foreclosed properties.

Fannie Mae Second Quarter 2026 Form 10-Q	12

MD&A | Consolidated Balance Sheet Analysis
Consolidated Balance Sheet Analysis

This section discusses our condensed consolidated balance sheets and should be read together with our condensed consolidated financial statements and the accompanying notes.

Summary of Condensed Consolidated Balance Sheets
	As of
	June 30, 2026	December 31, 2025	Variance
	(Dollars in millions)
Assets
Cash	$11,413	$11,452	$(39)
Restricted cash	29,401	31,131	(1,730)
Securities purchased under agreements to resell	37,874	45,650	(7,776)
Investments in securities, at fair value	94,769	69,889	24,880
Mortgage loans:
Of Fannie Mae	67,389	58,173	9,216
Of consolidated trusts	4,060,777	4,069,504	(8,727)
Allowance for loan losses	(8,513)	(8,364)	(149)
Mortgage loans, net of allowance for loan losses	4,119,653	4,119,313	340
Deferred tax assets, net	9,185	9,828	(643)
Other assets	30,048	30,275	(227)
Total assets	$4,332,343	$4,317,538	$14,805
Liabilities and equity
Debt:
Of Fannie Mae	$175,435	$127,289	$48,146
Of consolidated trusts	4,012,823	4,053,140	(40,317)
Other liabilities	27,588	28,097	(509)
Total liabilities	4,215,846	4,208,526	7,320
Total stockholders’ equity	116,497	109,012	7,485
Total liabilities and equity	$4,332,343	$4,317,538	$14,805
Securities Purchased Under Agreements to Resell
The decrease in securities purchased under agreements to resell from December 31, 2025 to June 30, 2026, was primarily due to maturities, with proceeds reinvested into agency MBS investments held in our retained mortgage portfolio. See “Retained Mortgage Portfolio” for additional information.
Investments in Securities, at Fair Value
The primary driver of the increase in investments in securities, at fair value, from December 31, 2025 to June 30, 2026, was purchases of U.S. Treasury securities. See “Note 6, Investments in Securities” and “Liquidity and Capital Management—Liquidity Management—Corporate Liquidity Portfolio" for additional information.
Mortgage Loans, Net of Allowance for Loan Losses
The mortgage loans reported in our condensed consolidated balance sheets are classified as either held for sale or held for investment and include loans owned by Fannie Mae and loans held in consolidated trusts.
The slight increase in mortgage loans, net of allowance for loan losses from December 31, 2025 to June 30, 2026, was primarily driven by acquisitions outpacing loan paydowns and liquidations.
For additional information on our mortgage loans, see “Note 4, Mortgage Loans,” and for additional information on changes in our allowance for loan losses, see “Note 5, Allowance for Credit Losses.”
Debt
The increase in debt of Fannie Mae from December 31, 2025 to June 30, 2026 was primarily driven by long-term debt issuances to replace debt scheduled to mature later in the year and also to support balance sheet growth. The decrease

Fannie Mae Second Quarter 2026 Form 10-Q	13

MD&A | Consolidated Balance Sheet Analysis
in debt of consolidated trusts from December 31, 2025 to June 30, 2026 was primarily driven by an increase in Fannie Mae MBS held in our retained mortgage portfolio and liquidations of single-family Fannie Mae MBS outpacing issuances. Purchases of Fannie Mae MBS from consolidated trusts for our retained mortgage portfolio result in the derecognition of related balances in debt of consolidated trusts. See “Liquidity and Capital Management—Liquidity Management—Debt Funding” for a summary of activity in debt of Fannie Mae and information on our outstanding short-term and long-term debt. Also see “Note 8, Short-Term and Long-Term Debt” for additional information on our total outstanding debt.
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

Retained Mortgage Portfolio
	As of
	June 30, 2026	December 31, 2025
	(Dollars in millions)
Agency MBS investments and lender liquidity:
Agency securities(1)	$103,487	$70,416
Mortgage loans	14,783	7,821
Total agency MBS investments and lender liquidity	118,270	78,237
Loss mitigation mortgage loans(2)	52,390	48,594
Other:
Reverse mortgage loans and securities(3)	2,439	2,709
Other mortgage loans and securities(4)	1,949	2,921
Total other	4,388	5,630
Total retained mortgage portfolio	$175,048	$132,461

Retained mortgage portfolio by segment:
Single-family mortgage loans and mortgage-related securities	$160,235	$123,426
Multifamily mortgage loans and mortgage-related securities	$14,813	$9,035
(1)Consists of Fannie Mae, Freddie Mac and Ginnie Mae mortgage-related securities, including Freddie Mac securities guaranteed by Fannie Mae. Excludes Fannie Mae and Ginnie Mae reverse mortgage securities and Fannie Mae-wrapped private-label securities.
(2)Includes single-family loans on nonaccrual status of $14.1 billion and $12.7 billion as of June 30, 2026 and December 31, 2025, respectively. Also includes multifamily loans on nonaccrual status of $3.2 billion and $3.0 billion as of June 30, 2026 and December 31, 2025, respectively.
(3)Includes Fannie Mae and Ginnie Mae reverse mortgage securities.

Fannie Mae Second Quarter 2026 Form 10-Q	14

MD&A | Retained Mortgage Portfolio
(4)Other mortgage loans primarily includes single-family loans that are not included in the loss mitigation or agency MBS investments and lender liquidity categories and multifamily loans on accrual status. Other mortgage securities primarily includes private-label securities and mortgage revenue bonds.
The retained mortgage portfolio increased $42.6 billion in the first half of 2026 to $175.0 billion as of June 30, 2026. The increase was primarily driven by our acquisition of agency MBS for investment purposes in the first quarter of 2026 following FHFA’s January 2026 increase to our agency MBS investment limit to allow us to further support the secondary mortgage market, while generating viable economic returns. The increase was further driven by purchases of mortgage loans that have not yet been securitized. Our agency MBS investments may fluctuate based on market conditions and other purchases for our retained mortgage portfolio, such as purchases of loans from our MBS trusts for loss mitigation purposes and to facilitate lender liquidity, as well as other factors.
The amount of mortgage assets that we may own is capped at $225 billion under the terms of our senior preferred stock purchase agreement with Treasury. We are also subject to specified limitations on the composition of our retained mortgage portfolio pursuant to FHFA guidance, which are described in “MD&A—Retained Mortgage Portfolio” in our 2025 Form 10-K.
We include 10% of the notional value of the interest-only securities we hold in calculating the size of the retained mortgage portfolio for the purpose of determining compliance with the senior preferred stock purchase agreement mortgage assets cap and associated FHFA instructions. As of June 30, 2026, 10% of the notional value of our interest-only securities was $2.4 billion, which is not included in the table above.
Under the terms of our MBS trust documents, we have the option or, in some instances, the obligation, to purchase mortgage loans that meet specific criteria from an MBS trust. FHFA has also provided us with instruction on our single-family delinquent loan buyout policy. The purchase price for these loans is the UPB of the loans plus accrued interest. In support of our loss mitigation strategies, we purchased $8.0 billion of loans from our single-family MBS trusts in the first half of 2026, the substantial majority of which were delinquent, compared with $7.8 billion of loans in the first half of 2025.
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

Fannie Mae Second Quarter 2026 Form 10-Q	15

MD&A | Guaranty Book of Business
The table below displays the composition of our guaranty book of business and our total Fannie Mae guarantees based on UPB.

Composition of Fannie Mae Guaranty Book of Business
	As of
	June 30, 2026			December 31, 2025
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Conventional guaranty book of business	$3,585,608	$548,350	$4,133,958	$3,592,548	$537,832	$4,130,380
Government guaranty book of business	4,364	437	4,801	4,732	473	5,205
Guaranty book of business	3,589,972	548,787	4,138,759	3,597,280	538,305	4,135,585
Freddie Mac securities guaranteed by Fannie Mae(1)	177,303	—	177,303	184,345	—	184,345
Total Fannie Mae guarantees	$3,767,275	$548,787	$4,316,062	$3,781,625	$538,305	$4,319,930
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

Business Segment Financial Results(1)
	For the Three Months Ended June 30,
	2026		2025		Segment Variance
	Single-Family	Multifamily	Single-Family	Multifamily	Single-Family	Multifamily
	(Dollars in millions)
Net interest income(2)	$6,248	$1,245	$5,992	$1,163	$256	$82
Fee and other income	53	19	69	17	(16)	2
Net revenues	6,301	1,264	6,061	1,180	240	84
Fair value gains (losses), net	(35)	(41)	197	14	(232)	(55)
Investment gains (losses), net	50	3	(20)	1	70	2
Other gains (losses), net	15	(38)	177	15	(162)	(53)
(Provision) benefit for credit losses	(226)	(259)	(737)	(209)	511	(50)
Non-interest expense:
Administrative expenses(3)	(650)	(161)	(687)	(160)	37	(1)
Legislative assessments(4)	(924)	(10)	(918)	(21)	(6)	11
Credit enhancement expense(5)	(278)	(83)	(318)	(82)	40	(1)
Other income (expense), net(6)	(87)	125	(131)	(16)	44	141
Total non-interest expense	(1,939)	(129)	(2,054)	(279)	115	150
Income before federal income taxes	4,151	838	3,447	707	704	131
Provision for federal income taxes	(873)	(134)	(711)	(126)	(162)	(8)
Net income	$3,278	$704	$2,736	$581	$542	$123

Fannie Mae Second Quarter 2026 Form 10-Q	16

MD&A | Business Segments Financial Results

	For the Six Months Ended June 30,
	2026		2025		Segment Variance
	Single-Family	Multifamily	Single-Family	Multifamily	Single-Family	Multifamily
	(Dollars in millions)
Net interest income(2)	$12,226	$2,465	$11,858	$2,298	$368	$167
Fee and other income	114	40	134	36	(20)	4
Net revenues	12,340	2,505	11,992	2,334	348	171
Fair value gains (losses), net	169	(124)	279	55	(110)	(179)
Investment gains (losses), net	(207)	(17)	(19)	(1)	(188)	(16)
Other gains (losses), net	(38)	(141)	260	54	(298)	(195)
(Provision) benefit for credit losses	(329)	(433)	(761)	(209)	432	(224)
Non-interest expense:
Administrative expenses(3)	(1,251)	(305)	(1,499)	(340)	248	35
Legislative assessments(4)	(1,842)	(23)	(1,838)	(32)	(4)	9
Credit enhancement expense(5)	(558)	(161)	(725)	(154)	167	(7)
Other income (expense), net(6)	(177)	66	(304)	(40)	127	106
Total non-interest expense	(3,828)	(423)	(4,366)	(566)	538	143
Income before federal income taxes	8,145	1,508	7,125	1,613	1,020	(105)
Provision for federal income taxes	(1,693)	(258)	(1,471)	(289)	(222)	31
Net income	$6,452	$1,250	$5,654	$1,324	$798	$(74)
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
We highlight below our segment results for net interest income, fair value gains (losses), net and other income (expense), net. For discussion of our single-family and multifamily (provision) benefit for credit losses, see “Consolidated Results of Operations—(Provision) Benefit for Credit Losses.” Investment gains (losses) and administrative expenses within the Single‑Family business represent the substantial majority of our consolidated results. See our “Consolidated Results of Operations” for a discussion of these line items.

Fannie Mae Second Quarter 2026 Form 10-Q	17

MD&A | Business Segments Financial Results
Net Interest Income
(Dollars in millions)
Single-Family
Net interest income increased $256 million in the second quarter of 2026 compared with the second quarter of 2025, and $368 million in first half of 2026 compared with the first half of 2025, primarily driven by higher net interest income from portfolios, higher base guaranty fee income and higher net deferred guaranty fee income.
Multifamily
Net interest income increased $82 million in the second quarter of 2026 compared with the second quarter of 2025, and $167 million in the first half of 2026 compared with the first half of 2025. The increase was primarily driven by higher net interest income from our retained mortgage portfolio, reflecting acquisitions of agency MBS. It also reflected higher guaranty fee income resulting from growth in our multifamily guaranty book of business. These increases were partially offset by lower average charged guaranty fees.
Fair Value Gains (Losses), Net
(Dollars in millions)
Single-Family
Our hedge accounting program largely offset the impact of benchmark interest rate-driven movements for the second quarter and first half of 2026. The fair values gains, net for the first half of 2026 included residual gains on non-mortgage securities not addressed by hedge accounting.
Multifamily
Fair value losses, net for the second quarter and first half of 2026 were primarily driven by losses on mortgage-related securities resulting from increases in benchmark interest rates. These losses do not reflect the mitigating effects of hedge accounting, which are allocated to the Single-Family segment. See “Note 10, Segment Reporting—Segment Allocations and Results” for information about our segment allocation methodology.

Fannie Mae Second Quarter 2026 Form 10-Q	18

MD&A | Business Segments Financial Results
Other Income (Expense), Net
(Dollars in millions)
Single-Family
Other expense, net decreased $44 million in the second quarter of 2026 compared with the second quarter of 2025, and by $127 million in the first half of 2026 compared with the first half of 2025, due to a decrease in our foreclosed property expense as a result of lower repair costs and increased gains on sales of foreclosed properties.
Multifamily
Other income (expense), net improved by $141 million in the second quarter of 2026 compared with the second quarter of 2025, and by $106 million in the first half of 2026 compared with the first half of 2025, primarily driven by an increase in benefits we expect to receive from our multifamily freestanding credit enhancements.
Single-Family Business

This section supplements and updates information regarding our Single-Family business segment in our 2025 Form 10-K. See “MD&A—Single-Family Business” in our 2025 Form 10-K for additional information regarding the primary business activities, lenders, investors and competition of our Single-Family business.
Single-Family Mortgage Market
Existing single-family home sales increased to an average of 4.11 million units annualized in the second quarter of 2026, compared with 4.01 million units annualized in the second quarter of 2025, as reported by the National Association of REALTORS®. According to the U.S. Census Bureau, new single-family home sales averaged 631,000 units annualized in the second quarter of 2026, compared with 663,000 units annualized in the second quarter of 2025.
The U.S. weekly average 30-year fixed mortgage rate was 6.49% as of June 25, 2026, compared with 6.77% as of June 26, 2025, and averaged 6.41% in the second quarter of 2026, compared with 6.79% in the second quarter of 2025, according to Freddie Mac’s Primary Mortgage Market Survey®.
Single-family mortgage market originations increased from an estimated $506 billion in the second quarter of 2025 to an estimated $575 billion in the second quarter of 2026. According to the July forecast from our Economic and Strategic Research Group, total originations in the U.S. single-family mortgage market in 2026 are forecasted to increase from 2025 levels by approximately 17%, from an estimated $1.96 trillion in 2025 to $2.30 trillion in 2026, and the amount of refinance originations in the U.S. single-family mortgage market are forecasted to increase from an estimated $573 billion in 2025 to $852 billion in 2026. Our Economic and Strategic Research Group’s July forecast is based on data available as of July 10, 2026. See “Key Market Economic Indicators” in our 2025 Form 10-K and this report for additional discussion of how housing activity can affect our financial results and the uncertainties that may affect our forecasts and expectations.

Fannie Mae Second Quarter 2026 Form 10-Q	19

MD&A | Single-Family Business | Single-Family Mortgage-Related Securities Issuances Share
Single-Family Mortgage-Related Securities Issuances Share
Our single-family Fannie Mae MBS issuances were $106.4 billion for the second quarter of 2026, compared with $82.1 billion for the second quarter of 2025. The increase in issuances compared to the second quarter of 2025 was primarily driven by an increase in refinancing activity in the second quarter of 2026, reflecting lower mortgage rates. Based on the latest data available, the charts below display our estimated share of single-family mortgage-related securities issuances as compared with that of our primary competitors for the issuance of single-family mortgage-related securities for the periods indicated.
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

Fannie Mae Second Quarter 2026 Form 10-Q	20

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
Our single-family conventional loan acquisition volume increased in the second quarter of 2026 compared to the second quarter of 2025. Lower mortgage rates drove higher refinance and purchase acquisitions in the second quarter of 2026 compared with the second quarter of 2025.
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
Our average charged guaranty fee on newly acquired conventional single-family loans, net of TCCA fees, decreased in the second quarter of 2026 compared with the second quarter of 2025, primarily as a result of a shift in the mix and profile of loans we acquired.

Fannie Mae Second Quarter 2026 Form 10-Q	21

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
Fannie Mae uses credit scores to provide a foundation for risk-based pricing and support disclosures to investors. In April 2026, we updated our Selling Guide to allow for two new credit score models—VantageScore® 4.0 and FICO® Score 10T—in addition to the classic FICO® Score from Fair Isaac Corporation that we already use as a credit score model.
VantageScore 4.0 is currently available for loans delivered to Fannie Mae by a limited number of approved lenders. This limited lender rollout is intended to help ensure operational readiness across our systems and the industry before making it broadly available. We plan to make FICO Score 10T available at a later date, with advance notice and implementation guidance to come before launch. To support the industry transitioning to the new credit score models, in July 2026 we published on our website historical credit score data for FICO Score 10T and additional credit score data for VantageScore 4.0 for loans acquired during specified periods.
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

Fannie Mae Second Quarter 2026 Form 10-Q	22

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management

Key Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business(1)
	Percent of Single-Family Conventional Business Volume at Acquisition(2)				Percent of Single-Family Conventional Guaranty Book of Business(3) As of
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025	June 30, 2026	December 31, 2025
Original Loan-to-value (“LTV”) ratio:(4)
<= 60%	18%	18%	19%	18%	23%	23%
60.01% to 70%	12	11	12	11	13	14
70.01% to 80%	31	33	32	33	34	33
80.01% to 90%	15	15	15	15	12	12
90.01% to 95%	17	17	16	17	13	13
95.01% to 100%	7	6	6	6	5	5
Greater than 100%	—	—	—	—	—	—
Total	100%	100%	100%	100%	100%	100%
Weighted average	77%	77%	76%	77%	74%	74%
Average loan amount	$350,498	$335,449	$354,359	$333,536	$211,817	$210,595
Loan count (in thousands)	318	251	593	445	16,851	16,949
Estimated mark-to-market LTV ratio:(5)
<= 60%					67%	67%
60.01% to 70%					11	11
70.01% to 80%					11	11
80.01% to 90%					7	7
90.01% to 100%					4	4
Greater than 100%					*	*
Total					100%	100%
Weighted average					51%	51%
FICO credit score at origination:(6)
< 620	2%	* %	2%	* %	* %	* %
620 to < 660	3	4	3	3	3	3
660 to < 680	2	3	3	3	4	4
680 to < 700	4	4	4	5	6	6
700 to < 740	16	18	16	18	19	19
>= 740	73	71	72	71	68	68
Total	100%	100%	100%	100%	100%	100%
Weighted average	756	757	756	757	753	753
Debt-to-income (“DTI”) ratio at origination:(7)
<= 43%	66%	63%	66%	63%	73%	73%
43.01% to 45%	10	11	10	10	9	9
Greater than 45%	24	26	24	27	18	18
Total	100%	100%	100%	100%	100%	100%
Weighted average	37%	38%	37%	38%	36%	36%

Fannie Mae Second Quarter 2026 Form 10-Q	23

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management

	Percent of Single-Family Conventional Business Volume at Acquisition(2)				Percent of Single-Family Conventional Guaranty Book of Business(3) As of
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025	June 30, 2026	December 31, 2025
Product type:
Fixed-rate:(8)
Long-term	89%	93%	89%	94%	90%	90%
Intermediate-term	7	5	7	5	9	9
Total fixed-rate	96	98	96	99	99	99
Adjustable-rate	4	2	4	1	1	1
Total	100%	100%	100%	100%	100%	100%
Number of property units:
1 unit	98%	97%	98%	97%	97%	97%
2-4 units	2	3	2	3	3	3
Total	100%	100%	100%	100%	100%	100%
Property type:
Single-family homes	92%	92%	92%	92%	91%	91%
Condo/Co-op	8	8	8	8	9	9
Total	100%	100%	100%	100%	100%	100%
Occupancy type:
Primary residence	96%	94%	95%	94%	92%	92%
Second/vacation home	1	2	1	2	3	3
Investor	3	4	4	4	5	5
Total	100%	100%	100%	100%	100%	100%
Loan purpose:
Purchase	65%	76%	61%	77%	50%	50%
Cash-out refinance	11	12	11	12	18	19
Other refinance	24	12	28	11	32	31
Total	100%	100%	100%	100%	100%	100%
Geographic concentration:(9)
Midwest	17%	17%	16%	16%	14%	14%
Northeast	14	14	15	14	16	16
Southeast	26	26	25	26	23	23
Southwest	23	23	23	23	20	20
West	20	20	21	21	27	27
Total	100%	100%	100%	100%	100%	100%
Origination year:
2020 and prior					38%	40%
2021					25	26
2022					11	12
2023					6	6
2024					7	8
2025					8	8
2026					5	—
Total					100%	100%
*    Represents less than 0.5% of single-family conventional business volume or guaranty book of business.

Fannie Mae Second Quarter 2026 Form 10-Q	24

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
(6)FICO credit score at origination excludes loans for which FICO credit scores were unavailable and also excludes loans delivered with a VantageScore 4.0 credit score. Collectively these loans represented less than 0.5% of single-family conventional business volume or guaranty book of business for the applicable periods.
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
The share of our single-family loan acquisitions consisting of refinance loans increased to 35% in the second quarter of 2026 compared with 24% in the second quarter of 2025, driven by lower mortgage rates in the second quarter of 2026. The percentage of loans we acquired with FICO credit scores less than 620 increased to 2% of our single-family loan acquisitions in the second quarter of 2026, from less than 0.5% of our second quarter 2025 single-family loan acquisitions, due to our removal of the 620 minimum FICO credit score requirement for loans submitted to Desktop Underwriter® (DU®) effective in November 2025; the 620 minimum credit score requirement was replaced with a minimum credit risk standard based on the credit risk factor evaluation within the DU credit risk assessment.
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

Fannie Mae Second Quarter 2026 Form 10-Q	25

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
The table below displays information about loans in our single-family conventional guaranty book of business covered by one or more forms of credit enhancement, including mortgage insurance or a credit risk transfer transaction. The risk in force of our back-end single-family credit risk transfer transactions, which refers to the maximum amount of losses that could be absorbed by credit risk transfer investors, was approximately $37 billion as of June 30, 2026, compared with approximately $39 billion as of December 31, 2025. Our mortgage insurance risk in force, which refers to our maximum potential loss recovery under the applicable mortgage insurance policies in force, was approximately $202 billion as of June 30, 2026, compared with approximately $201 billion as of December 31, 2025.

Single-Family Loans with Credit Enhancement
	As of
	June 30, 2026		December 31, 2025
	UPB	Percentage of Single-Family Conventional Guaranty Book of Business	UPB	Percentage of Single-Family Conventional Guaranty Book of Business
	(Dollars in billions)
Primary mortgage insurance	$759	21%	$756	21%
Connecticut Avenue Securities	848	23	859	24
Credit Insurance Risk Transfer	411	12	418	12
Other	26	1	28	1
Less: Loans covered by multiple credit enhancements	(391)	(11)	(398)	(11)
Total single-family loans with credit enhancement	$1,653	46%	$1,663	47%
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
In the first half of 2026, we transferred a portion of the mortgage credit risk on single-family mortgage loans with a UPB of $73.5 billion at the time of the transactions.
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

Fannie Mae Second Quarter 2026 Form 10-Q	26

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

Delinquency Status and Activity of Single-Family Conventional Loans
	As of
	June 30, 2026	December 31, 2025	June 30, 2025
Delinquency status:
30 to 59 days delinquent	1.09%	1.05%	0.99%
60 to 89 days delinquent	0.27	0.30	0.25
Seriously delinquent (“SDQ”):	0.58	0.58	0.53
Percentage of SDQ loans that have been delinquent for more than 180 days	47	43	47
Percentage of SDQ loans that have been delinquent for more than two years	5	4	5

	For the Six Months Ended June 30,
	2026	2025
Single-family SDQ loans (number of loans):
Beginning balance	97,885	97,129
Additions	96,829	89,909
Removals:
Modifications and other loan workouts	(38,150)	(42,153)
Liquidations and sales	(14,885)	(14,043)
Cured or less than 90 days delinquent	(43,364)	(39,749)
Total removals	(96,399)	(95,945)
Ending balance	98,315	91,093
Our single-family serious delinquency rate remained flat at 0.58% as of June 30, 2026 and December 31, 2025, and continues to remain near historically low levels. Given our expectation of slower home price growth, the credit performance of the loans in our single-family guaranty book of business may decline compared with recent performance, which could lead to higher delinquencies or an increase in our single-family serious delinquency rate. For information about factors that affect our single-family serious delinquency rate, see “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Problem Loan Management” in our 2025 Form 10-K. See “Note 11, Concentrations of Credit Risk” and the table below for additional information on the delinquency status and serious delinquency rates for specified loan categories of our single-family conventional guaranty book of business.

Fannie Mae Second Quarter 2026 Form 10-Q	27

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
The table below displays the serious delinquency rates for, and the percentage of our seriously delinquent single-family conventional loans represented by, the specified loan categories.

Single-Family Conventional Seriously Delinquent Loan Concentration Analysis
	As of
	June 30, 2026			December 31, 2025			June 30, 2025
	Percentage of Book Outstanding(1)	Percentage of Seriously Delinquent Loans(2)	Serious Delinquency Rate	Percentage of Book Outstanding(1)	Percentage of Seriously Delinquent Loans(2)	Serious Delinquency Rate	Percentage of Book Outstanding(1)	Percentage of Seriously Delinquent Loans(2)	Serious Delinquency Rate
States:
California	18%	10%	0.45%	18%	10%	0.44%	19%	11%	0.43%
Florida	6	10	0.86	6	10	0.85	6	10	0.84
Illinois	3	5	0.71	3	5	0.73	3	5	0.66
New York	4	5	0.77	4	5	0.78	4	6	0.75
Texas	8	10	0.74	8	10	0.74	8	9	0.66
All other states	61	60	0.54	61	60	0.54	60	59	0.49
Estimated mark-to-market LTV ratio:
<= 60%	67	63	0.47	67	64	0.47	70	68	0.45
60.01% to 70%	11	13	0.99	11	14	0.98	11	14	0.90
70.01% to 80%	11	10	0.86	11	10	0.88	10	9	0.79
80.01% to 90%	7	8	1.11	7	7	1.03	6	6	0.95
90.01% to 100%	4	5	1.12	4	4	0.98	3	3	0.82
Greater than 100%	*	1	4.24	*	1	3.46	*	*	3.48
Credit enhanced:(3)
Primary MI & other(4)	21	35	1.28	21	35	1.26	21	34	1.12
Credit risk transfer(5)	36	32	0.64	37	32	0.63	38	31	0.55
Non-credit enhanced	54	48	0.45	53	48	0.45	53	50	0.43
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
(3)The credit-enhanced categories are not mutually exclusive. A loan with primary mortgage insurance that is also covered by a credit risk transfer transaction will be included in both the “Primary MI & other” category and the “Credit risk transfer” category. As a result, the “Credit enhanced” and “Non-credit enhanced” categories do not sum to 100%. The total percentage of our single-family conventional guaranty book of business with some form of credit enhancement as of June 30, 2026 was 46%.
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

Fannie Mae Second Quarter 2026 Form 10-Q	28

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
The chart below displays the UPB of our completed single-family loan workouts by type, as well as the number of loan workouts. This table does not include loans in an active forbearance arrangement, trial modifications, and repayment plans that have been initiated but not completed. As of June 30, 2026, the UPB of single-family loans in forbearance was $6.1 billion, compared with $7.5 billion as of December 31, 2025.
Completed Loan Workout Activity
(Dollars in billions)
(1)Excludes approximately 22,500 loans and 23,800 loans in a trial modification period that was not yet complete as of June 30, 2026 and 2025, respectively.
(2)Other was $467 million and $474 million for the first half of 2026 and the first half of 2025, respectively. Other includes repayment plans and foreclosure alternatives. Repayment plans reflect only those plans associated with loans that were 60 days or more delinquent at the execution of the plan.
Single-Family REO Management
If a loan defaults, we may acquire the property through foreclosure or a deed-in-lieu of foreclosure. The table below displays our REO activity by region. Regional REO acquisition trends generally follow a pattern that is similar to, but lags, that of regional delinquency trends.

Fannie Mae Second Quarter 2026 Form 10-Q	29

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management

Single-Family REO Properties
	For the Six Months Ended June 30,
	2026	2025
Single-family REO properties (number of properties):
Beginning of period inventory of single-family REO properties(1)	4,519	5,895
Acquisitions by geographic area:(2)
Midwest	546	302
Northeast	201	167
Southeast	628	347
Southwest	698	288
West	316	160
Total REO acquisitions(1)	2,389	1,264
Dispositions of REO	(1,941)	(2,493)
End of period inventory of single-family REO properties(1)	4,967	4,666
Carrying value of single-family REO properties (dollars in millions)	$972	$857
Single-family foreclosure rate(3)	0.03%	0.01%
REO net sales price to UPB(4)	111%	143%
REO net sales price to UPB and costs to repair(5)	82%	83%
Short sales net sales price to UPB(6)	83%	84%
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
The increase in single-family REO properties in the first six months of 2026 compared with the first six months of 2025 was primarily driven by higher REO acquisitions during the period. The increase in REO acquisitions was primarily driven by higher overall foreclosure volume, with a lower proportion of those foreclosures resulting in third-party sales. Properties that are sold to third parties at foreclosure do not enter our REO inventory; therefore, the lower proportion of foreclosures resulting in third-party sales contributed to a higher number of properties entering our REO inventory in the first half of 2026.
Our REO net sales price to UPB, excluding costs to repair, declined to 111% for the first half of 2026 compared to 143% for the first half of 2025, primarily driven by REO properties with higher LTV ratios at foreclosure, resulting in a higher average UPB of the loan relative to the sales price of the REO.
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

Fannie Mae Second Quarter 2026 Form 10-Q	30

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

Single-Family Credit Loss Performance Metrics and Loan Sale Performance
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in millions)
Write-offs, excluding write-offs on redesignation of mortgage loans from HFI to HFS	$(151)	$(142)	$(283)	$(264)
Recoveries	65	53	108	86
Foreclosed property income (expense)	(23)	(90)	(63)	(155)
Credit gains (losses)	(109)	(179)	(238)	(333)
Write-offs on the redesignation of mortgage loans from HFI to HFS(1)	(82)	(21)	(82)	(90)
Net credit gains (losses) and write-offs on redesignations	(191)	(200)	(320)	(423)
Gains (losses) on sales and other valuation adjustments(2)	(2)	(9)	(1)	(12)
Net credit gains (losses), write-offs on redesignations and gains (losses) on sales and other valuation adjustments	$(193)	$(209)	$(321)	$(435)

Credit gain (loss) ratio (in bps)(3)	(1.2)	(2.0)	(1.3)	(1.8)
Net credit gains (losses), write-offs on redesignations and gains (losses) on sales and other valuation adjustments ratio (in bps)(4)	(2.2)	(2.3)	(1.8)	(2.4)
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
The main driver of the decline in single-family net credit gains (losses), write-offs on redesignations and gains (losses) on sales and other valuation adjustments from $435 million in net losses in the first half of 2025 to $321 million in net losses in the first half of 2026 was a decline in foreclosed property expense. See “Consolidated Results of Operations—Other Income (Expense)” for a discussion of foreclosed property expense.

Fannie Mae Second Quarter 2026 Form 10-Q	31

MD&A | Multifamily Business | Multifamily Mortgage Market
Multifamily Business

This section supplements and updates information regarding our Multifamily business segment in our 2025 Form 10-K. See “MD&A—Multifamily Business” in our 2025 Form 10-K for additional information regarding the primary business activities, lenders, investors and competition of our Multifamily business.
Multifamily Mortgage Market
The national multifamily vacancy rate for institutional investment-type apartment properties remained elevated as of June 30, 2026 at 6.8%, compared with 6.9% as of March 31, 2026, and 6.6% as of June 30, 2025, based on data from Moody’s Analytics. The estimated average national multifamily vacancy rate over the last 15 years was approximately 5.0%.
Effective rents increased 0.8% during the second quarter of 2026, following an increase of 0.6% during the first quarter of 2026 and similar to the increase of 0.7% during the second quarter of 2025, based on Moody’s Analytics data. Effective rents as of the second quarter of 2026 increased 0.6% from the second quarter of 2025.
Net absorption, the net change in the total number of occupied multifamily rental units, continued to slow for the three months ending May 2026, consistent with the elevated vacancy rates. Based on Moody’s Analytics data, net absorption for the March 2026 to May 2026 period declined 53% compared with the comparable period ending May 2025.
Multifamily property sales for the first half of 2026 were $72.1 billion, based on preliminary MSCI Real Capital Analytics (“MSCI RCA”) data, slightly higher than the $68.3 billion volume during the first half of 2025, and closer to the 2015 to 2019 average level of $73.6 billion for the first half of the year.
Multifamily property values dropped 1.7% year over year from the second quarter of 2025 to the second quarter of 2026 and are down 20.0% from their peak in the second quarter of 2022, according to data from the MSCI RCA Commercial Property Price Index (“RCA CPPITM”).
We estimate that more than 500,000 multifamily rental units were delivered to the U.S. housing market in 2025, which is above the past 10-year average of 424,000 units delivered annually. Additionally, as of May 2026, there were approximately 195,000 units delivered or with expected completions in the first half of 2026, with approximately 840,000 additional multifamily rental units underway. Of these, approximately 310,000 units are estimated for delivery in the second half of 2026, and the remainder in future years. New supply is expected to slow by the end of 2026.
Vacancy rates and rents are important to loan performance because multifamily loans are generally repaid from the cash flows generated by the underlying property. We expect vacancy rates will decline slightly by the end of 2026, and we expect cumulative rent growth below 2.0% for the year. We also expect slowing household formation, but elevated single-family housing prices in many places continue to push many new households into the rental market and keep tenants renting longer. If job growth slows substantially, lower demand could push up vacancies and limit rent growth potential. The information we provide above on vacancy rates, rents and other market trends are provided on a national basis. Regional market trends may also be important to loan performance.
Property value is important to credit quality because when a multifamily loan matures, a borrower may be required to make up any value shortfalls if the value estimate has declined below the UPB of the loan and the borrower needs new financing for the property. A borrower may default on its loan if the UPB of the loan is significantly higher than the current property value.

Fannie Mae Second Quarter 2026 Form 10-Q	32

MD&A | Multifamily Business | Multifamily Business Metrics
Multifamily Business Metrics
Multifamily New Business Volume
The chart below displays our multifamily loan acquisitions by UPB and total number of units financed.
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
Multifamily business volumes increased by 7% in the first half of 2026 compared with the first half of 2025, reflecting higher market activity in the fourth quarter of 2025, which resulted in some additional business volume being acquired in the first quarter of 2026, partially offset by lower market activity in the second quarter of 2026 from the elevated interest rate environment. For 2026, FHFA has capped our multifamily loan purchases at $88 billion. FHFA has exempted from the volume cap loans financing workforce housing properties meeting specified criteria that preserve long-term affordability for the properties.
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

Fannie Mae Second Quarter 2026 Form 10-Q	33

MD&A | Multifamily Business | Multifamily Business Metrics
Our multifamily guaranty book of business grew to $544.6 billion as of June 30, 2026, a 7% increase from June 30, 2025. The average charged guaranty fee on our multifamily guaranty book of business decreased 2.8 bps as of June 30, 2026 compared with June 30, 2025, due to lower average charged fees on our acquisitions for the twelve months ended June 30, 2026 compared with the existing loans in our multifamily guaranty book of business. For additional information regarding our average charged guaranty fee, see “MD&A—Multifamily Business—Multifamily Business Metrics—Multifamily Guaranty Book of Business and Average Charged Guaranty Fee” in our 2025 Form 10-K.
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

Fannie Mae Second Quarter 2026 Form 10-Q	34

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

Key Risk Characteristics of Multifamily Business Volume and Guaranty Book of Business
	Multifamily Business Volume at Acquisition(1)				Multifamily Guaranty Book of Business(2) As of
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025	June 30, 2026	December 31, 2025
LTV ratio:
Weighted-average original LTV ratio	61%	62%	62%	62%	63%	63%
Debt Service Coverage Ratio (“DSCR”):
Weighted-average DSCR(3)	1.7	1.6	1.7	1.6	1.9	1.9
Current DSCR below 1.0(3)	N/A	N/A	N/A	N/A	4%	4%
Loan amount and count:
Average loan amount (in millions)	$22	$21	$24	$20	$18	$17
Loan count	648	814	1,317	1,470	30,617	30,593
Interest rate type:
Fixed-rate	97%	99%	99%	99%	95%	95%
Adjustable-rate	3	1	1	1	5	5
Total	100%	100%	100%	100%	100%	100%
Amortization type:
Full interest-only	67%	65%	67%	61%	50%	48%
Partial interest-only(4)	26	24	26	30	41	42
Fully amortizing	7	11	7	9	9	10
Total	100%	100%	100%	100%	100%	100%
Asset class type:
Conventional/co-op	95%	95%	94%	95%	92%	91%
Seniors housing	1	*	1	2	2	2
Student housing	1	1	1	*	2	2
Manufactured housing	3	4	4	3	4	5
Total	100%	100%	100%	100%	100%	100%
Affordable(5)	12%	12%	14%	13%	12%	12%
Small balance loans (based on loan count)(6)	35%	33%	34%	35%	44%	45%
Geographic concentration:(7)
Midwest	9%	13%	11%	14%	12%	12%
Northeast	19	22	21	19	16	15
Southeast	22	28	22	26	27	28
Southwest	19	18	20	20	22	22
West	31	19	26	21	23	23
Total	100%	100%	100%	100%	100%	100%
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

Fannie Mae Second Quarter 2026 Form 10-Q	35

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
(6)Small balance loans refer to multifamily loans with an original UPB of up to $9 million. Small balance loans are included within the asset class categories referenced above. We present this metric in the table based on loan count rather than UPB. Small balance loans comprised 10% of our multifamily guaranty book of business as of both June 30, 2026 and December 31, 2025, based on UPB of the loans.
(7)Midwest consists of IL, IN, IA, MI, MN, NE, ND, OH, SD and WI. Northeast consists of CT, DE, ME, MA, NH, NJ, NY, PA, PR, RI, VT and VI. Southeast consists of AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA and WV. Southwest consists of AZ, AR, CO, KS, LA, MO, NM, OK, TX and UT. West consists of AK, CA, GU, HI, ID, MT, NV, OR, WA and WY.
Multifamily Transfer of Mortgage Credit Risk
Front-End Credit Risk Sharing
We primarily transfer credit risk on the multifamily loans we guarantee through our Delegated Underwriting and Servicing (“DUS®”) program, which delegates to DUS lenders the ability to underwrite and service multifamily loans, in accordance with our standards and requirements. Loans serviced by DUS lenders and their affiliates represented substantially all of our multifamily guaranty book of business as of June 30, 2026 and December 31, 2025. See “MD&A—Multifamily Business—Multifamily Mortgage Credit Risk Management—Multifamily Transfer of Mortgage Credit Risk” in our 2025 Form 10-K for a description of our DUS program.
Back-End Credit Risk Sharing
To complement our DUS front-end lender-risk sharing program, we also engage in back-end credit risk transfer transactions through our Multifamily CIRTTM (“MCIRTTM”) and Multifamily Connecticut Avenue Securities® (“MCASTM”) programs. Our back-end MCIRT and MCAS credit risk transfer programs transfer a portion of the credit risk associated with a reference pool of multifamily mortgage loans to insurers, reinsurers, or investors. During the first half of 2026, we entered into one new multifamily credit risk transfer transaction through our MCIRT program.
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

Multifamily Loans in Back-End Credit Risk Transfer Transactions
	As of
	June 30, 2026		December 31, 2025
	UPB	Percentage of Multifamily Guaranty Book of Business	UPB	Percentage of Multifamily Guaranty Book of Business
	(Dollars in millions)
MCIRT	$117,028	22%	$105,740	20%
MCAS	65,890	12	67,040	12
Total	$182,918	34%	$172,780	32%

Fannie Mae Second Quarter 2026 Form 10-Q	36

MD&A | Multifamily Business | Multifamily Mortgage Credit Risk Management
Multifamily Problem Loan Management
Credit Performance Statistics on Multifamily Problem Loans
The percentage of loans in our multifamily guaranty book of business that were criticized was 5% as of June 30, 2026, compared with 6% as of December 31, 2025. The criticized loans category substantially consists of loans classified as “Substandard” and also includes loans classified as “Special Mention” or “Doubtful.” Substandard loans are loans that have a well-defined weakness that could impact their timely full repayment. While the majority of the substandard loans in our multifamily guaranty book of business are currently making timely payments, we continue to monitor the performance of our substandard loan population. For more information on our credit quality indicators, including our population of substandard loans, see “Note 4, Mortgage Loans.”
Our multifamily serious delinquency rate decreased to 0.60% as of June 30, 2026, compared with 0.74% as of December 31, 2025, primarily as a result of a recent modification of a loan portfolio previously in forbearance, as well as foreclosure activity, partially offset by additional loans that became seriously delinquent due to sustained market challenges in recent periods. Although this loan modification and foreclosure activity resulted in a decrease in our multifamily serious delinquency rate, ongoing market challenges are expected to result in additional delinquencies. Our multifamily serious delinquency rate consists of multifamily loans that were 60 days or more past due based on UPB, expressed as a percentage of our multifamily guaranty book of business.
Management monitors the multifamily serious delinquency rate as an indicator of potential future credit losses and loss mitigation activities. Serious delinquency rates are reflective of our performance in assessing and managing credit risk associated with multifamily loans in our guaranty book of business. A higher serious delinquency rate may result in a higher allowance for loan losses. The percentage of loans in our multifamily guaranty book of business that were 180 days or more delinquent was 0.43% as of June 30, 2026, compared with 0.56% as of December 31, 2025.
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
Multifamily REO Management
As of June 30, 2026, we held 218 multifamily REO properties with a carrying value of $1.5 billion, compared with 181 properties with a carrying value of $1.0 billion as of December 31, 2025, as a result of increased foreclosure activity. The increase in foreclosure activity was primarily driven by recent periods of rising delinquencies, which we expect to continue to drive elevated foreclosure activity. The foreclosure timeline may vary by region and by property.
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

Fannie Mae Second Quarter 2026 Form 10-Q	37

MD&A | Multifamily Business | Multifamily Mortgage Credit Risk Management
The table below displays the components of our multifamily credit loss performance metrics, as well as our multifamily initial write-off severity rate and write-off loan count.

Multifamily Credit Loss Performance Metrics
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in millions)
Write-offs(1)	$(201)	$(122)	$(444)	$(183)
Recoveries	44	33	99	61
Foreclosed property income (expense)	(11)	(47)	(124)	(90)
Credit gains (losses)	(168)	(136)	(469)	(212)
Change in expected benefits from freestanding loss-sharing arrangements(2)	39	35	103	65
Credit gains (losses), net of freestanding loss-sharing arrangements	$(129)	$(101)	$(366)	$(147)

Credit gain (loss) ratio (in bps)(3)	(12.4)	(10.7)	(17.4)	(8.4)
Credit gain (loss) ratio, net of freestanding loss-sharing arrangements (in bps)(2)(3)	(9.5)	(8.0)	(13.5)	(5.8)
Multifamily initial write-off severity rate on liquidated loans(4)	16.9%	27.7%	17.8%	26.5%
Multifamily write-off loan count on liquidated loans(5)	40	27	67	32
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
Our multifamily credit losses increased in the second quarter and first half of 2026 compared with the second quarter and first half of 2025, primarily driven by weaker property valuations and losses on loans that became seriously delinquent in the first half of 2026, which resulted in increased write-offs.

Fannie Mae Second Quarter 2026 Form 10-Q	38

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

Consolidated Credit Ratios and Select Credit Information
	As of
	June 30, 2026			December 31, 2025
	Single-Family	Multifamily	Consolidated Total	Single-Family	Multifamily	Consolidated Total
	(Dollars in millions)
Credit loss reserves as a percentage of:
Guaranty book of business	0.17%	0.44%	0.21%	0.17%	0.43%	0.20%
Nonaccrual loans at amortized cost	21.56	77.87	27.09	22.03	70.02	27.19

Nonaccrual loans as a percentage of:
Guaranty book of business	0.80%	0.57%	0.77%	0.77%	0.62%	0.75%

Select financial information used in calculating credit ratios:
Credit loss reserves	$(6,125)	$(2,407)	$(8,532)	$(6,066)	$(2,319)	$(8,385)
Guaranty book of business(1)	3,563,968	544,560	4,108,528	3,569,324	534,715	4,104,039
Nonaccrual loans at amortized cost	28,405	3,091	31,496	27,532	3,312	30,844
(1)Guaranty book of business is as of period end. For single-family, represents the conventional guaranty book of business.

Fannie Mae Second Quarter 2026 Form 10-Q	39

MD&A | Consolidated Credit Ratios and Select Credit Information

Consolidated Write-off Ratio and Select Credit Information
	For the Three Months Ended June 30,
	2026			2025
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Select credit ratio:
Write-offs, net of recoveries annualized, as a percentage of the average guaranty book of business (in bps)	1.9	11.6	3.2	1.2	7.0	1.9

Select financial information used in calculating credit ratio:
Write-offs(1)	$233	$201	$434	$163	$122	$285
Recoveries	(65)	(44)	(109)	(53)	(33)	(86)
Write-offs, net of recoveries	$168	$157	$325	$110	$89	$199
Average guaranty book of business(2)	$3,561,557	$543,520	$4,105,077	$3,596,978	$507,648	$4,104,626

	For the Six Months Ended June 30,
	2026			2025
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Select credit ratio:
Write-offs, net of recoveries annualized, as a percentage of the average guaranty book of business (in bps)	1.4	12.8	2.9	1.5	4.8	1.9

Select financial information used in calculating credit ratio:
Write-offs(1)	$365	$444	$809	$354	$183	$537
Recoveries	(108)	(99)	(207)	(86)	(61)	(147)
Write-offs, net of recoveries	$257	$345	$602	$268	$122	$390
Average guaranty book of business(2)	$3,564,146	$540,585	$4,104,731	$3,603,741	$504,983	$4,108,724
(1)Represents write-offs when a loan is determined to be uncollectible. For single-family, also includes any write-offs upon the redesignation of mortgage loans from HFI to HFS.
(2)Average guaranty book of business is based on the average of quarter-end balances. For single-family, represents the conventional guaranty book of business.
Liquidity and Capital Management

Liquidity Management
This section supplements and updates information regarding liquidity management in our 2025 Form 10-K. See “MD&A—Liquidity and Capital Management—Liquidity Management” in our 2025 Form 10-K for additional information, including discussions of our primary sources and uses of funds, our liquidity risk management practices and contingency planning, our liquidity requirements, factors that influence our debt funding activity, factors that may impact our access to or the cost of our debt funding and factors that could adversely affect our liquidity and funding. As of June 30, 2026, we were in compliance with all four components of the liquidity requirements outlined in our 2025 Form 10-K. Also see “Risk Factors—Liquidity Risk” in our 2025 Form 10-K for a discussion of liquidity risks.
Debt Funding
The UPB of our aggregate indebtedness was $178.1 billion as of June 30, 2026. Pursuant to the terms of the senior preferred stock purchase agreement with Treasury, we are prohibited from issuing debt without the prior consent of

Fannie Mae Second Quarter 2026 Form 10-Q	40

MD&A | Liquidity and Capital Management
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
The following chart and table display information on our outstanding short-term and long-term debt based on original contractual maturity. Our outstanding debt increased in the first half of 2026. We increased long-term debt issuances during the first half of the year to replace debt scheduled to mature later in the year and also to support balance sheet growth.
Debt of Fannie Mae(1)
(Dollars in billions)

Short-term debt

Long-term debt maturing within one year

Long-term debt, excluding portion maturing within one year
(1)Outstanding debt balance consists of the UPB, premiums and discounts, fair value adjustments, hedge-related basis adjustments and other cost basis adjustments. Reported amounts include net discount unamortized cost basis adjustments and fair value adjustments of $2.7 billion and $2.6 billion as of June 30, 2026 and December 31, 2025, respectively.

Selected Debt Information
	As of
	June 30, 2026	December 31, 2025
Selected Weighted-Average Interest Rates(1)	(Dollars in billions)
Interest rate on short-term debt	3.69%	3.66%
Interest rate on long-term debt, including portion maturing within one year	3.93	3.89
Interest rate on callable debt	3.69	3.45
Selected Maturity Data
Weighted-average maturity of debt maturing within one year (in days)	90	189
Weighted-average maturity of debt maturing in more than one year (in months)	38	49
Other Data
Outstanding callable debt(2)	$57.6	$35.4
(1)Excludes the effects of fair value adjustments and hedge-related basis adjustments.
(2)Includes short-term callable debt of $449 million and $40 million as of June 30, 2026 and December 31, 2025, respectively.
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

Fannie Mae Second Quarter 2026 Form 10-Q	41

MD&A | Liquidity and Capital Management
Debt Funding Activity
The table below displays activity in debt of Fannie Mae. This activity excludes the debt of consolidated trusts and intraday borrowing. The reported amounts of debt issued and paid off during each period represent the face amount of the debt at issuance and redemption.

Activity in Debt of Fannie Mae
	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2026	2025	2026	2025
Issued during the period:	(Dollars in millions)
Short-term:
Amount	$84,164	$93,732	$147,384	$177,860
Weighted-average interest rate	3.62%	4.22%	3.62%	4.25%
Long-term:
Amount	$26,483	$4,519	$59,053	$10,323
Weighted-average interest rate	3.94%	4.39%	3.89%	4.71%
Total issued:
Amount	$110,647	$98,251	$206,437	$188,183
Weighted-average interest rate	3.70%	4.23%	3.69%	4.27%
Paid off during the period:(1)
Short-term:
Amount	$77,105	$93,677	$144,221	$177,948
Weighted-average interest rate	3.50%	4.12%	3.64%	4.20%
Long-term:
Amount	$8,500	$13,372	$14,036	$22,104
Weighted-average interest rate	3.29%	2.14%	3.87%	2.46%
Total paid off:
Amount	$85,605	$107,049	$158,257	$200,052
Weighted-average interest rate	3.48%	3.87%	3.66%	4.01%
(1)Consists of all payments on debt, including regularly scheduled principal payments, payments at maturity, payments resulting from calls and payments for any other repurchases. Repurchases of debt and early retirements of zero-coupon debt are reported at original face value, which does not equal the amount of actual cash payment.

Fannie Mae Second Quarter 2026 Form 10-Q	42

MD&A | Liquidity and Capital Management
Corporate Liquidity Portfolio
The chart below displays information on the composition of our corporate liquidity portfolio. The balance and composition of our corporate liquidity portfolio fluctuates as a result of factors such as changes in our cash flows, liquidity in the fixed-income markets, our investment strategy, and our liquidity risk management framework and practices. Our corporate liquidity portfolio increased in the first half of 2026, driven by purchases of U.S. Treasury securities in the second quarter of 2026, supported by additional liquidity from higher debt issuances.

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
The total amount of our off-balance sheet exposure related to unconsolidated Fannie Mae MBS net of any beneficial interest that we retain, and other financial guarantees was $188.4 billion as of June 30, 2026 and $195.7 billion as of December 31, 2025. The majority of the other financial guarantees consists of Freddie Mac securities backing Fannie Mae structured securities. See “Guaranty Book of Business” and “Note 7, Financial Guarantees” for more information regarding our maximum exposure to loss on unconsolidated Fannie Mae MBS and Freddie Mac securities.
Our total outstanding liquidity commitments to advance funds for securities backed by multifamily housing revenue bonds totaled $3.4 billion as of June 30, 2026 and $3.6 billion as of December 31, 2025. These commitments require us to advance funds to third parties that enable them to repurchase tendered bonds or securities that are unable to be remarketed.
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

Fannie Mae Second Quarter 2026 Form 10-Q	43

MD&A | Liquidity and Capital Management
Financial Assets—Unconsolidated VIEs” for information regarding our investments in limited partnerships and similar legal entities.
Cash Flows
Six Months Ended June 30, 2026. Cash and restricted cash decreased from $42.6 billion as of December 31, 2025 to $40.8 billion as of June 30, 2026. The decrease was primarily driven by cash outflows from (1) payments on outstanding debt of consolidated trusts and the purchase of Fannie Mae MBS from third parties, (2) purchases of loans acquired as held for investment, (3) advances to lenders, (4) purchases of available-for-sale securities, and (5) repayments of Fannie Mae debt and short-term borrowings.
Partially offsetting these cash outflows were cash inflows primarily from (1) proceeds from repayments of loans, (2) the sale of Fannie Mae MBS to third parties, (3) proceeds from issuance of debt of Fannie Mae, (4) maturity of investments in securities purchased under agreements to resell, and (5) proceeds from sales of available-for-sale securities.
Six Months Ended June 30, 2025. Cash and restricted cash decreased from $38.5 billion as of December 31, 2024 to $38.4 billion as of June 30, 2025. The decrease was primarily driven by cash outflows from (1) payments on outstanding debt of consolidated trusts, (2) purchases of loans acquired as held for investment, (3) advances to lenders, and (4) investments in securities purchased under agreements to resell.
Largely offsetting these cash outflows were cash inflows primarily from (1) proceeds from repayments of loans and (2) the sale of Fannie Mae MBS to third parties.
Credit Ratings
As of June 30, 2026, our credit ratings issued by the three major credit rating agencies have not changed since December 31, 2025. For information on these credit ratings, see “MD&A—Liquidity and Capital Management—Liquidity Management—Credit Ratings” in our 2025 Form 10-K.
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
The table below sets forth information about our capital requirements under the standardized approach of the enterprise regulatory capital framework. As of June 30, 2026, we had a deficit in available capital for purposes of our risk-based adjusted total capital requirement under the enterprise regulatory capital framework even though we had positive net worth under U.S. generally accepted accounting principles (“GAAP”) of $116.5 billion primarily because the $120.8 billion stated value of the senior preferred stock does not qualify as regulatory capital. Our deficit in available capital for purposes of our risk-based adjusted total capital requirement declined from $22 billion as of December 31, 2025 to $14 billion as of June 30, 2026.
As of June 30, 2026, we had a $208 billion shortfall to our risk-based adjusted total capital requirement including buffers, and a $176 billion shortfall to our common equity tier 1 (CET1) capital requirement including buffers. From December 31, 2025 to June 30, 2026, our risk-based adjusted total capital shortfall including buffers declined by $7 billion, primarily driven by a $7.5 billion increase in retained earnings that more than offset a $1 billion increase in our risk-based adjusted total capital requirement during the first half of 2026.
The increase in our risk-based adjusted total capital requirement was primarily driven by the impact of higher risk-weighted assets, which was substantially offset by a $3 billion decline in the stability capital buffer. The increase in risk-weighted assets during the first half of 2026 was largely driven by market risk associated with the increase in retained mortgage portfolio assets and loans we acquired during the period that carried higher credit risk-weights compared to seasoned loans that liquidated, as well as less relief from credit risk transfer transactions. Under the enterprise regulatory capital framework, we are required to hold capital associated with the market risk of the mortgage assets held in our retained mortgage portfolio. As a result, increases in the amount of agency MBS we hold in our retained mortgage portfolio generally result in an increase in the amount of market risk capital we are required to hold. Our stability capital buffer decreased as a result of us having a lower total share of U.S. residential mortgage debt outstanding in 2025 than in 2024, which is used to determine the 2026 buffer under the enterprise regulatory capital framework.

Fannie Mae Second Quarter 2026 Form 10-Q	44

MD&A | Liquidity and Capital Management

Capital Metrics under the Enterprise Regulatory Capital Framework as of June 30, 2026(1)
(Dollars in billions)

		Stress capital buffer	$33
		Stability capital buffer	44
Adjusted total assets	$4,435	Countercyclical capital buffer	—
Risk-weighted assets	1,461	Prescribed capital conservation buffer amount	$77

	Minimum Capital Ratio Requirement	Minimum Capital Requirement	Available Capital (Deficit)	Capital Shortfall (without Buffers)(2)	Applicable Buffers(3)	Total Capital Requirement (with Buffers)	Capital Shortfall (with Buffers)(2)
Risk-based capital:
Total capital (statutory)(4)	8.0%	$117	$5	$(112)	N/A	$117	$(112)
Common equity tier 1 capital	4.5	66	(33)	(99)	$77	143	(176)
Tier 1 capital	6.0	88	(14)	(102)	77	165	(179)
Adjusted total capital	8.0	117	(14)	(131)	77	194	(208)
Leverage capital:
Core capital (statutory)(5)	2.5	111	(4)	(115)	N/A	111	(115)
Tier 1 capital	2.5	111	(14)	(125)	22	133	(147)

Capital Metrics under the Enterprise Regulatory Capital Framework as of December 31, 2025(1)
(Dollars in billions)
		Stress capital buffer	$33
		Stability capital buffer	47
Adjusted total assets	$4,423	Countercyclical capital buffer	—
Risk-weighted assets	1,411	Prescribed capital conservation buffer amount	$80

	Minimum Capital Ratio Requirement	Minimum Capital Requirement	Available Capital (Deficit)	Capital Shortfall (without Buffers)(2)	Applicable Buffers(3)	Total Capital Requirement (with Buffers)	Capital Shortfall (with Buffers)(2)
Risk-based capital:
Total capital (statutory)(4)	8.0%	$113	$(3)	$(116)	N/A	$113	$(116)
Common equity tier 1 capital	4.5	63	(41)	(104)	$80	143	(184)
Tier 1 capital	6.0	85	(22)	(107)	80	165	(187)
Adjusted total capital	8.0	113	(22)	(135)	80	193	(215)
Leverage capital:
Core capital (statutory)(5)	2.5	111	(12)	(123)	N/A	111	(123)
Tier 1 capital	2.5	111	(22)	(133)	23	134	(156)

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
(4)The sum of (a) core capital (see definition in footnote 5 below); and (b) a general allowance for foreclosure losses.

Fannie Mae Second Quarter 2026 Form 10-Q	45

MD&A | Liquidity and Capital Management
(5)The sum of (a) the stated value of our outstanding common stock (common stock less treasury stock); (b) the stated value of our outstanding perpetual, noncumulative preferred stock; (c) our paid-in capital; and (d) our retained earnings (accumulated deficit).
While it is not applicable until the date of termination of our conservatorship, our maximum payout ratio represents the percentage of eligible retained income that we are permitted to pay out in the form of distributions or discretionary bonus payments under the enterprise regulatory capital framework. As of June 30, 2026, our maximum payout ratio under the enterprise regulatory capital framework was 0%. See “Note 15, Regulatory Capital Requirements” for information on our capital ratios as of June 30, 2026 and December 31, 2025 under the enterprise regulatory capital framework.
The table below presents certain components of our regulatory capital.

Regulatory Capital Components
	As of
	June 30, 2026	December 31, 2025
	(Dollars in millions)
Total equity	$116,497	$109,012
Less:
Senior preferred stock	120,836	120,836
Preferred stock	19,130	19,130
Common equity	(23,469)	(30,954)
Less: deferred tax assets arising from temporary differences that exceed 10% of common equity tier 1 capital and other regulatory adjustments	9,185	9,828
Common equity tier 1 capital (deficit)	(32,654)	(40,782)
Add: perpetual, noncumulative preferred stock	19,130	19,130
Tier 1 capital (deficit)	(13,524)	(21,652)
Tier 2 capital adjustments	—	—
Adjusted total capital (deficit)	$(13,524)	$(21,652)
The table below presents certain components of our core capital.

Statutory Capital Components
	As of
	June 30, 2026	December 31, 2025
	(Dollars in millions)
Total equity	$116,497	$109,012
Less:
Senior preferred stock	120,836	120,836
Accumulated other comprehensive income (loss), net of taxes	(197)	20
Core capital (deficit)	(4,142)	(11,844)
Less: general allowance for foreclosure losses	(8,742)	(8,581)
Total statutory capital (deficit)	$4,600	$(3,263)
Capital Activity
Under the terms governing the senior preferred stock, no dividends were payable to Treasury for the second quarter of 2026 and none are payable for the third quarter of 2026.
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
As a result of these terms governing the senior preferred stock, the aggregate liquidation preference of the senior preferred stock increased to $234.2 billion as of June 30, 2026 from $230.5 billion as of March 31, 2026, due to the increase in our net worth in the first quarter of 2026. The aggregate liquidation preference of the senior preferred stock will further increase to $238.0 billion as of September 30, 2026, due to the increase in our net worth in the second

Fannie Mae Second Quarter 2026 Form 10-Q	46

MD&A | Liquidity and Capital Management
quarter of 2026. See “Business—Conservatorship and Treasury Agreements—Treasury Agreements” in our 2025 Form 10-K for more information on the terms of our senior preferred stock, including how the aggregate liquidation preference is determined.
Treasury Funding Commitment
Treasury made a commitment under the senior preferred stock purchase agreement to provide funding to us under certain circumstances if we have a net worth deficit. As of June 30, 2026, the remaining amount of Treasury’s funding commitment to us was $113.9 billion. See “Note 2, Conservatorship, Senior Preferred Stock Purchase Agreement and Related Matters” in our 2025 Form 10-K for more information on Treasury’s funding commitment under the senior preferred stock purchase agreement.
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
Historically, our interest-rate risk management strategy focused primarily on maintaining an asset duration closely matched to our liability duration, net of derivatives, to minimize exposure to interest-rate movements. Beginning in the fourth quarter of 2025, we adjusted our interest-rate risk management strategy to balance this objective with the goal of managing the volatility of our earnings associated with short-term interest rate changes. As a result, pursuant to this new strategy, we are accepting additional interest rate risk associated with duration by increasing our exposure to longer-term rate positions, such as U.S. Treasury securities, which reduces the sensitivity of our earnings to short-term interest rate movements and helps manage interest-rate related volatility associated with our retained mortgage portfolio and corporate liquidity portfolio investments. Our goal for managing interest-rate risk is to manage risk from movements in interest rates and volatility to a low level of exposure, within Board-approved risk limits.
Market Value Sensitivity
We manage the market value sensitivity of our net portfolio arising from interest rate movements. We collectively define our net portfolio as: our retained mortgage portfolio assets; our corporate liquidity portfolio; outstanding debt of Fannie Mae; mortgage commitments; and risk management derivatives. This involves asset selection and structuring of our liabilities to match and offset the interest-rate characteristics of our retained mortgage portfolio and our investments in non-mortgage securities. We actively manage the interest-rate risk of our net portfolio through a strategy incorporating debt instruments, derivative instruments, and portfolio rebalancing, as described in “MD&A—Risk Management—Market Risk Management, including Interest-Rate Risk Management—Interest-Rate Risk Management” in our 2025 Form 10-K.
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

Fannie Mae Second Quarter 2026 Form 10-Q	47

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
Measurement of Market Value Sensitivity of our Net Portfolio
The table below displays the pre-tax market value sensitivity of our net portfolio to changes in the level of interest rates and the slope of the applicable yield curve as measured on the last day of each period presented. The table below also provides the daily average, minimum, maximum and standard deviation values for duration gap and for the most adverse market value impact on the net portfolio to changes in the level of interest rates and the slope of the applicable yield curve for the three months ended June 30, 2026 and 2025. Our practice is to allow interest rates to go below zero in the downward shock models unless otherwise prevented through contractual floors.
For information on how we measure our interest-rate risk, see “MD&A—Risk Management—Market Risk Management, including Interest-Rate Risk Management” in our 2025 Form 10-K.

Market Value Sensitivity of Net Portfolio to Changes in Interest-Rate Level and Slope of Yield Curve
	As of(1)(2)
	June 30, 2026	December 31, 2025
Rate level shock:	(Dollars in millions)
-100 basis points	$2,728	$429
-50 basis points	1,418	219
+50 basis points	(1,522)	(223)
+100 basis points	(3,108)	(443)
Rate slope shock:
-25 basis points (flattening)	(141)	(3)
+25 basis points (steepening)	128	(5)

	For the Three Months Ended June 30,(1)(3)
	2026			2025
	Duration Gap	Rate Slope Shock 25 bps	Rate Level Shock 50 bps	Duration Gap	Rate Slope Shock 25 bps	Rate Level Shock 50 bps
		Market Value Sensitivity			Market Value Sensitivity
	(In years)	(Dollars in millions)		(In years)	(Dollars in millions)
Average	1.25	$(109)	$(1,401)	0.03	$(7)	$(26)
Minimum	1.08	(143)	(1,566)	(0.01)	(18)	(50)
Maximum	1.39	(83)	(1,207)	0.06	(2)	2
Standard deviation	0.08	20	127	0.02	3	14
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

Fannie Mae Second Quarter 2026 Form 10-Q	48

MD&A | Risk Management | Market Risk Management, including Interest-Rate Risk Management quantifying the change in the present value of the cash flows of our financial assets and liabilities that would result from an instantaneous shock to interest rates, assuming spreads are held constant. As a result of changes in our interest-rate risk management strategy as described above, including the purchases of longer-term U.S. Treasury securities, our duration gap has increased, resulting in greater market value sensitivity of our net portfolio.
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

Derivative Impact on Interest-Rate Risk (50 Basis Points)
	As of(1)
	June 30, 2026	December 31, 2025
	(Dollars in millions)
Before derivatives	$(2,644)	$(1,101)
After derivatives	(1,522)	(223)
Effect of derivatives	1,122	879
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

Fannie Mae Second Quarter 2026 Form 10-Q	49

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

Fannie Mae Second Quarter 2026 Form 10-Q	50

MD&A | Critical Accounting Estimates
Single-Family Sensitivities and Inputs
The table below provides information about our most significant macroeconomic inputs used in determining our single-family allowance for loan losses: forecasted home price growth rates and interest rates. Although the model consumes a wide range of possible regional home price forecasts and interest rate scenarios that take into account inherent uncertainty, the forecasts below represent the mean path of those simulations used in determining the single-family allowance for each quarter through the six months ended June 30, 2026, and for each quarter during the year ended December 31, 2025, and how those forecasts have changed between periods of estimate. Below we present our home price growth and interest rate estimates used in our estimate of expected credit losses. Our forecasts include estimates for periods beyond those presented below.

Select Single-Family Macroeconomic Model Inputs(1)

Forecasted home price growth (decline) rate by period of estimate:(2)
	For the Full Year ending December 31,
	2026	2027	2028
Second Quarter 2026	1.4%	1.0%	1.4%
First Quarter 2026	2.8	1.9	1.4

	For the Full Year ending December 31,
	2025	2026	2027
Fourth Quarter 2025	2.7%	2.4%	2.2%
Third Quarter 2025	2.6	1.3	1.2
Second Quarter 2025	3.4	1.1	1.1
First Quarter 2025	4.2	2.0	1.3

Forecasted 30-year mortgage interest rates by period of estimate:(3)
	Through the end of December 31,	For the Full Year ending December 31,
	2026	2027	2028
Second Quarter 2026	6.5%	6.4%	6.4%
First Quarter 2026	6.4	6.3	6.3

	Through the end of December 31,	For the Full Year ending December 31,
	2025	2026	2027
Fourth Quarter 2025	6.3%	6.2%	6.2%
Third Quarter 2025	6.4	6.2	6.1
Second Quarter 2025	6.7	6.3	6.3
First Quarter 2025	6.6	6.3	6.3
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

Fannie Mae Second Quarter 2026 Form 10-Q	51

MD&A | Critical Accounting Estimates
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

Single-Family Sensitivities - Hypothetical Changes to Model Inputs

Forecasted change to the first 12 months of the forecast:	Allowance Impact	Approximate Change in Allowance as of June 30, 2026(1)
(In percentage points)
Change in home prices growth rate:(2)
+1%		4%
-1%		4%

Change in 30-year interest rates:
+0.5%		4%
-0.5%		5%
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
Multifamily Sensitivities and Inputs
The table below provides information about our most significant macroeconomic inputs used in determining our multifamily allowance for loan losses: multifamily property net operating income and property value growth rates. Although the model consumes a wide range of possible future economic scenarios, the forecasts below represent the mean path of those simulations used in determining the multifamily allowance for the quarter ended June 30, 2026, and for the quarter ended December 31, 2025, and how those forecasts have changed between periods of estimate. Our forecasts include estimates for periods beyond those presented below.

Select Multifamily Macroeconomic Model Inputs(1)

Forecasted net operating income growth (decline) rate by period of estimate:
	For the Full Year ending December 31,
	2025	2026	2027	2028
Second Quarter 2026	N/A	0.5%	2.2%	3.5%
Fourth Quarter 2025	1.1%	1.9	3.2	N/A

Forecasted property value growth (decline) rate by period of estimate:
	For the Full Year ending December 31,
	2025	2026	2027	2028
Second Quarter 2026	N/A	(4.0)%	3.2%	3.3%
Fourth Quarter 2025	(4.3)%	3.1	3.1	N/A
N/A    Not applicable. For purposes of this disclosure, we provide the forecasted net operating income growth rate and property value growth rate for the period of estimate and the two years following the period of estimate.

Fannie Mae Second Quarter 2026 Form 10-Q	52

MD&A | Critical Accounting Estimates
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

Multifamily Sensitivities - Hypothetical Changes to Model Inputs

Forecasted change to the first 12 months of the forecast:	Allowance Impact	Approximate Change in Allowance as of June 30, 2026(1)
(In percentage points)
Change in net operating income growth rate:
+1%		2%
-1%		2%

Change in property value growth rate:
+1%		4%
-1%		4%
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
•the impact of hedge accounting and our risk management approach on the volatility of our financial results;

Fannie Mae Second Quarter 2026 Form 10-Q	53

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
•the impact of investment in AI and other emerging technologies on future economic growth;
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
•the size, composition, quality and performance of our guaranty book of business and retained mortgage portfolio;
•how long loans in our guaranty book of business remain outstanding;
•our and our competitors’ future guaranty fee pricing and the impact of that pricing on our competitive environment and guaranty fee revenues;

Fannie Mae Second Quarter 2026 Form 10-Q	54

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

Fannie Mae Second Quarter 2026 Form 10-Q	55

MD&A | Forward-Looking Statements

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
•opportunities and risks presented by the use or anticipated use of AI technologies and other emerging technologies by us or third parties, including generative AI and agentic AI, including opportunities and risks presented by the rapid and increasing pace of adoption and evolution of AI;
•cyber attacks or other cybersecurity breaches or threats impacting us, the third parties with which we do business or our regulators, and any restrictions on our and their access to AI models;
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

Fannie Mae Second Quarter 2026 Form 10-Q	56

Financial Statements | Condensed Consolidated Statements of Operations and Comprehensive Income
Item 1.  Financial Statements
FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Operations and Comprehensive Income — (Unaudited)
(Dollars and shares in millions, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2026	2025	2026	2025
Interest income:
Mortgage loans	$39,294	$37,693	$78,199	$75,092
Securities purchased under agreements to resell	548	924	1,178	1,796
Investments in securities and other	966	794	1,653	1,539
Total interest income	40,808	39,411	81,030	78,427
Interest expense:
Short-term debt	(254)	(103)	(448)	(208)
Long-term debt	(33,061)	(32,153)	(65,891)	(64,063)
Total interest expense	(33,315)	(32,256)	(66,339)	(64,271)
Net interest income	7,493	7,155	14,691	14,156
Non-interest income:
Fair value gains (losses), net	(76)	211	45	334
Fee and other income	72	86	154	170
Investment gains (losses), net	53	(19)	(224)	(20)
Total non-interest income	49	278	(25)	484
(Provision) benefit for credit losses	(485)	(946)	(762)	(970)
Non-interest expense:
Salaries and employee benefits	(463)	(492)	(926)	(1,103)
Professional services, technology, and occupancy	(348)	(355)	(630)	(736)
Legislative assessments	(934)	(939)	(1,865)	(1,870)
Credit enhancement expense	(361)	(400)	(719)	(879)
Other income (expense), net	38	(147)	(111)	(344)
Total non-interest expense	(2,068)	(2,333)	(4,251)	(4,932)
Income before federal income taxes	4,989	4,154	9,653	8,738
Provision for federal income taxes	(1,007)	(837)	(1,951)	(1,760)
Net income	3,982	3,317	7,702	6,978
Other comprehensive income (loss)	(152)	7	(217)	1
Total comprehensive income	$3,830	$3,324	$7,485	$6,979
Net income	$3,982	$3,317	$7,702	$6,978
Dividends distributed or amounts attributable to senior preferred stock	(3,830)	(3,324)	(7,485)	(6,979)
Net income (loss) attributable to common stockholders	$152	$(7)	$217	$(1)
Earnings per share:
Basic	$0.03	$0.00	$0.04	$0.00
Diluted	0.03	0.00	0.04	0.00
Weighted-average common shares outstanding:
Basic	5,867	5,867	5,867	5,867
Diluted	5,893	5,867	5,893	5,867

See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) Second Quarter 2026 Form 10-Q	57

Financial Statements | Condensed Consolidated Balance Sheets
FANNIE MAE
(In conservatorship)
Condensed Consolidated Balance Sheets — (Unaudited)
(Dollars in millions)

	As of
	June 30, 2026	December 31, 2025

ASSETS
Cash	$11,413	$11,452
Restricted cash (includes $22,143 and $22,848, respectively, related to consolidated trusts)	29,401	31,131
Securities purchased under agreements to resell (includes $17,900 and $18,425, respectively, related to consolidated trusts)	37,874	45,650
Investments in securities, at fair value	94,769	69,889
Mortgage loans:
Loans held for sale, at lower of cost or fair value	648	209
Loans held for investment, at amortized cost:
Of Fannie Mae	66,761	57,970
Of consolidated trusts	4,060,757	4,069,498
Total loans held for investment (includes $5,983 and $5,464, respectively, at fair value)	4,127,518	4,127,468
Allowance for loan losses	(8,513)	(8,364)
Total loans held for investment, net of allowance	4,119,005	4,119,104
Total mortgage loans	4,119,653	4,119,313
Advances to lenders	1,380	3,595
Deferred tax assets, net	9,185	9,828
Accrued interest receivable (includes $11,477 and $11,129, respectively, related to consolidated trusts)	12,287	11,689
Other assets	16,381	14,991
Total assets	$4,332,343	$4,317,538
LIABILITIES AND EQUITY
Liabilities:
Accrued interest payable (includes $11,321 and $11,320, respectively, related to consolidated trusts)	$12,423	$12,035
Debt:
Of Fannie Mae (includes $264 and $256, respectively, at fair value)	175,435	127,289
Of consolidated trusts (includes $14,557 and $15,060, respectively, at fair value)	4,012,823	4,053,140
Other liabilities (includes $1,701 and $1,719, respectively, related to consolidated trusts)	15,165	16,062
Total liabilities	4,215,846	4,208,526
Commitments and contingencies (Note 14)	—	—
Fannie Mae stockholders’ equity:
Senior preferred stock (liquidation preference of $234,166 and $226,984, respectively)	120,836	120,836
Preferred stock, 700,000,000 shares are authorized—555,374,922 shares issued and outstanding	19,130	19,130
Common stock, no par value, no maximum authorization—1,308,762,703 shares issued and 1,158,087,567 shares outstanding	687	687
Accumulated deficit	(16,559)	(24,261)
Accumulated other comprehensive income (loss)	(197)	20
Treasury stock, at cost, 150,675,136 shares	(7,400)	(7,400)
Total stockholders’ equity	116,497	109,012
Total liabilities and equity	$4,332,343	$4,317,538

See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) Second Quarter 2026 Form 10-Q	58

Financial Statements | Condensed Consolidated Statements of Cash Flows
FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Cash Flows — (Unaudited)
(Dollars in millions)

	For the Six Months Ended June 30,
	2026	2025
Net cash provided by (used in) operating activities	$25,737	$8,413
Cash flows provided by (used in) investing activities:
Mortgage loans acquired held for investment:
Purchases	(91,827)	(58,237)
Proceeds from sales	—	582
Proceeds from repayments	234,737	190,263
Advances to lenders	(69,452)	(45,763)
Purchases of available-for-sale securities	(42,907)	—
Proceeds from sales of available-for-sale securities	4,089	—
Proceeds from disposition of acquired property, preforeclosure sales and insurance proceeds	1,404	1,396
Net change in securities purchased under agreements to resell	7,776	(7,628)
Other, net	(1,471)	(1,216)
Net cash provided by (used in) investing activities	42,349	79,397
Cash flows provided by (used in) financing activities:
Borrowings that have an original maturity of three months or less, net	(5,323)	15
Proceeds from issuance of debt of Fannie Mae	78,402	12,907
Payments to redeem debt of Fannie Mae	(25,015)	(24,801)
Proceeds from issuance of debt of consolidated trusts	156,106	121,287
Payments to redeem debt of consolidated trusts	(274,021)	(197,324)
Other, net	(4)	(3)
Net cash provided by (used in) financing activities	(69,855)	(87,919)
Net increase (decrease) in cash and restricted cash	(1,769)	(109)
Cash and restricted cash at beginning of period	42,583	38,536
Cash and restricted cash at end of period	$40,814	$38,427
Cash paid during the period for:
Interest	$69,577	$67,546
Federal income taxes, net of refunds	1,000	1,150

See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) Second Quarter 2026 Form 10-Q	59

Financial Statements | Condensed Consolidated Statements of Changes in Equity
FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Changes in
Equity — (Unaudited)
(Dollars and shares in millions)

	Fannie Mae Stockholders’ Equity
	Shares Outstanding			Senior Preferred Stock	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
	Senior Preferred	Preferred	Common
Balance as of March 31, 2026	1	556	1,158	$120,836	$19,130	$687	$(20,541)	$(45)	$(7,400)	$112,667
Senior preferred stock dividends paid	—	—	—	—	—	—	—	—	—	—
Comprehensive income:
Net income	—	—	—	—	—	—	3,982	—	—	3,982
Other comprehensive income, net of tax effect:
Changes in net unrealized gains (losses) on available-for-sale securities (net of taxes of $40)	—	—	—	—	—	—	—	(150)	—	(150)
Reclassification adjustment for (gains) losses included in net income (net of taxes of $0)	—	—	—	—	—	—	—	—	—	—
Other (net of taxes of $1)	—	—	—	—	—	—	—	(2)	—	(2)
Total comprehensive income										3,830
Balance as of June 30, 2026	1	556	1,158	$120,836	$19,130	$687	$(16,559)	$(197)	$(7,400)	$116,497

	Fannie Mae Stockholders’ Equity
	Shares Outstanding			Senior Preferred Stock	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
	Senior Preferred	Preferred	Common
Balance as of December 31, 2025	1	556	1,158	$120,836	$19,130	$687	$(24,261)	$20	$(7,400)	$109,012
Comprehensive income:
Net income	—	—	—	—	—	—	7,702	—	—	7,702
Other comprehensive income, net of tax effect:
Changes in net unrealized gains (losses) on available-for-sale securities (net of taxes of $57)	—	—	—	—	—	—	—	(214)	—	(214)
Reclassification adjustment for (gains) losses included in net income (net of taxes of $0)	—	—	—	—	—	—	—	—	—	—
Other (net of taxes of $1)	—	—	—	—	—	—	—	(3)	—	(3)
Total comprehensive income										7,485
Balance as of June 30, 2026	1	556	1,158	$120,836	$19,130	$687	$(16,559)	$(197)	$(7,400)	$116,497

Fannie Mae (In conservatorship) Second Quarter 2026 Form 10-Q	60

Financial Statements | Condensed Consolidated Statements of Changes in Equity

	Fannie Mae Stockholders’ Equity
	Shares Outstanding			Senior Preferred Stock	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
	Senior Preferred	Preferred	Common
Balance as of March 31, 2025	1	556	1,158	$120,836	$19,130	$687	$(34,964)	$23	$(7,400)	$98,312
Senior preferred stock dividends paid	—	—	—	—	—	—	—	—	—	—
Comprehensive income:
Net income	—	—	—	—	—	—	3,317	—	—	3,317
Other comprehensive income, net of tax effect:
Changes in net unrealized gains (losses) on available-for-sale securities (net of taxes of $2)	—	—	—	—	—	—	—	9	—	9
Reclassification adjustment for (gains) losses included in net income (net of taxes of $0)	—	—	—	—	—	—	—	—	—	—
Other (net of taxes of $0)	—	—	—	—	—	—	—	(2)	—	(2)
Total comprehensive income										3,324
Balance as of June 30, 2025	1	556	1,158	$120,836	$19,130	$687	$(31,647)	$30	$(7,400)	$101,636

	Fannie Mae Stockholders’ Equity
	Shares Outstanding			Senior Preferred Stock	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
	Senior Preferred	Preferred	Common
Balance as of December 31, 2024	1	556	1,158	$120,836	$19,130	$687	$(38,625)	$29	$(7,400)	$94,657
Comprehensive income:
Net income	—	—	—	—	—	—	6,978	—	—	6,978
Other comprehensive income, net of tax effect:
Changes in net unrealized gains (losses) on available-for-sale securities (net of taxes of $1)	—	—	—	—	—	—	—	3	—	3
Reclassification adjustment for (gains) losses included in net income (net of taxes of $0)	—	—	—	—	—	—	—	1	—	1
Other (net of taxes of $1)	—	—	—	—	—	—	—	(3)	—	(3)
Total comprehensive income										6,979
Balance as of June 30, 2025	1	556	1,158	$120,836	$19,130	$687	$(31,647)	$30	$(7,400)	$101,636

See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) Second Quarter 2026 Form 10-Q	61

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
As disclosed in our 2025 Form 10-K, beginning in the third quarter of 2025, we changed which financial instruments are presented as cash equivalents and restricted cash equivalents. This change in accounting principle was applied on a retrospective basis and the condensed consolidated statement of cash flows for the six months ended June 30, 2025 reflects (1) a decrease in cash used related to the net change in securities purchased under agreements to resell and related sub-totals by $150 million and (2) a decrease in the balance of cash and restricted cash at the beginning and end of the period of $40.3 billion and $40.1 billion, respectively.
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

Fannie Mae (In conservatorship) Second Quarter 2026 Form 10-Q	62

Notes to Condensed Consolidated Financial Statements | Summary of Significant Accounting Policies
Earnings per Share
Earnings per share (“EPS”) is presented for basic and diluted EPS. For the three and six months ended June 30, 2026 and 2025, the weighted average shares outstanding used in the computation of basic and diluted EPS includes 4.7 billion shares of common stock that would be issuable upon full exercise of the common stock warrant issued to the U.S. Department of the Treasury (“Treasury”).
For the calculation of diluted EPS, the weighted average shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. For the three and six months ended June 30, 2026, our diluted EPS weighted-average shares outstanding includes the 26 million shares issuable upon the conversion of convertible preferred stock. For the three and six months ended June 30, 2025, our diluted EPS weighted-average shares outstanding does not include the 26 million shares issuable upon the conversion of convertible preferred stock because it would have had an anti-dilutive effect due to the net losses attributable to common stockholders.
Collateral
We enter into various transactions related to financial instruments where we pledge and accept collateral, including derivative transactions and repurchase and reverse repurchase agreements.
Pursuant to these arrangements, we posted U.S. Treasury securities of $9.3 billion and $8.2 billion as collateral, of which the substantial majority could be sold or repledged, as of June 30, 2026 and December 31, 2025, respectively. The fair value of non-cash collateral received was $38.1 billion and $45.6 billion, of which $37.2 billion and $43.4 billion could be sold or repledged as of June 30, 2026 and December 31, 2025, respectively. None of the underlying collateral we received was sold or repledged as of June 30, 2026 or December 31, 2025.
Foreclosed Property
We present property acquired through foreclosure in “Other assets” in our condensed consolidated balance sheets. We held $2.5 billion and $1.9 billion of acquired foreclosed property, net as of June 30, 2026 and December 31, 2025, respectively.
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

Fannie Mae (In conservatorship) Second Quarter 2026 Form 10-Q	63

Notes to Condensed Consolidated Financial Statements | Conservatorship, Senior Preferred Stock Purchase Agreement and Related Matters
purchase shares equal to 79.9% of our common stock, on a fully diluted basis, for a nominal price of $0.00001 per share. This agreement also provides funding to us under certain circumstances if we have a net worth deficit. Pursuant to the senior preferred stock purchase agreement, we have received a total of $119.8 billion from Treasury as of June 30, 2026, and the amount of remaining funding available to us under the agreement is $113.9 billion. We have not received any funding from Treasury under this commitment since the first quarter of 2018. We had a positive net worth of $116.5 billion as of June 30, 2026.
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
The aggregate liquidation preference of the senior preferred stock increased to $234.2 billion as of June 30, 2026 from $230.5 billion as of March 31, 2026, due to the increase in our net worth in the first quarter of 2026. The aggregate liquidation preference of the senior preferred stock will further increase to $238.0 billion as of September 30, 2026, due to the increase in our net worth in the second quarter of 2026.
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

Fannie Mae (In conservatorship) Second Quarter 2026 Form 10-Q	64

Notes to Condensed Consolidated Financial Statements | Consolidations and Transfers of Financial Assets

The following table displays our maximum exposure to loss as a result of our involvement with unconsolidated VIEs and the total assets of the VIEs.

	As of
	June 30, 2026		December 31, 2025
	Total Assets	Maximum Exposure to Loss	Total Assets	Maximum Exposure to Loss
	(Dollars in millions)
Securitization and resecuritization trusts(1)	$474,900	$186,613	$535,491	$199,010
Credit risk transfer SPVs(2)	22,205	22,215	22,835	22,847
Limited partnerships, including low income housing tax credit ("LIHTC") investments(3)	7,230	746	6,973	750
(1)The net carrying amount of securitization and resecuritization trusts were $15.6 billion and $14.1 billion as of June 30, 2026 and December 31, 2025, respectively, which are primarily classified in Investments in securities, at fair value in our condensed consolidated balance sheets.
(2)Maximum exposure to loss of credit risk transfer SPVs consists of the UPB and accrued interest payable of obligations issued by Connecticut Avenue Securities® ("CAS") and Multifamily Connecticut Avenue Securities® ("MCASTM") SPVs.
(3)The net carrying value of LIHTC investments that represent VIEs was $745 million and $750 million as of June 30, 2026 and December 31, 2025, respectively. The net carrying value of all LIHTC investments was $2.7 billion and $2.5 billion as of June 30, 2026 and December 31, 2025, respectively. In our condensed consolidated balance sheets, the LIHTC investment assets and liabilities are classified as “Other assets” and “Other liabilities,” respectively.
As of June 30, 2026, the UPB of our multifamily loan portfolio was $534.9 billion. As our lending relationship does not provide us with a controlling financial interest in the borrower entity for loans in our multifamily loan portfolio, we do not consolidate these borrowers regardless of their status as either a VIE or a voting interest entity. We have excluded these entities from our VIE disclosures; however, the disclosures we have provided in “Note 4, Mortgage Loans,” “Note 5, Allowance for Credit Losses” and “Note 7, Financial Guarantees” with respect to this population are consistent with the FASB’s stated objectives for the disclosures related to unconsolidated VIEs.
Transfers of Financial Assets and Portfolio Securitizations
We issue single-class Fannie Mae MBS through portfolio securitization transactions by transferring pools of mortgage loans or mortgage-related securities to one or more trusts or special purpose entities. For the three months ended June 30, 2026 and 2025, the UPB of portfolio securitizations was $49.4 billion and $30.9 billion, respectively. For the six months ended June 30, 2026 and 2025, the UPB of portfolio securitizations was $97.7 billion and $66.4 billion, respectively. We consolidate the substantial majority of these portfolio securitization transactions.
We retain interests from the transfer and sale of mortgage-related securities to unconsolidated single-class portfolio securitization trusts and unconsolidated single-class and multi-class portfolio resecuritization trusts. As of June 30, 2026, the UPB of retained interests was $6.4 billion and its related fair value was $6.7 billion. As of December 31, 2025, the UPB of retained interests was $1.0 billion and its related fair value was $1.3 billion. For the three months ended June 30, 2026 and 2025, the principal, interest and other fees received on retained interests was $129 million and $66 million, respectively. For the six months ended June 30, 2026 and 2025, the principal, interest and other fees received on retained interests was $200 million and $123 million, respectively.
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

Fannie Mae (In conservatorship) Second Quarter 2026 Form 10-Q	65

Notes to Condensed Consolidated Financial Statements | Mortgage Loans
less, amortizing fixed-rate,” “Adjustable-rate,” and “Other.” The “Other” class primarily consists of reverse mortgage loans, interest-only loans, negative-amortizing loans and second liens.
The following table displays the carrying value of our mortgage loans and allowance for loan losses.

	As of
	June 30, 2026	December 31, 2025
	(Dollars in millions)
Single-family	$3,565,196	$3,570,904
Multifamily	534,915	524,962
Total UPB of mortgage loans	4,100,111	4,095,866
Cost basis and fair value adjustments, net	28,055	31,811
Allowance for loan losses for HFI loans	(8,513)	(8,364)
Total mortgage loans(1)	$4,119,653	$4,119,313
(1)Excludes $11.6 billion and $11.3 billion of accrued interest receivable as of June 30, 2026 and December 31, 2025, respectively.
The following table displays information about our purchase of HFI loans, redesignation of loans and sales of mortgage loans during the period.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2026	2025	2026	2025
	(Dollars in millions)
Purchase of HFI loans:
Single-family UPB	$110,645	$83,567	$209,110	$147,194
Multifamily UPB	13,997	16,636	30,849	28,150

Single-family loans redesignated from HFI to HFS:
Amortized cost	$541	$194	$541	$704
Lower of cost or fair value adjustment at time of redesignation(1)	(82)	(21)	(82)	(90)
Allowance reversed at time of redesignation	(3)	3	(3)	20

Single-family loans sold:
UPB	$—	$660	$—	$660
Realized gains (losses), net	—	7	—	7
(1)Consists of the write-off against the allowance at the time of redesignation.

Fannie Mae (In conservatorship) Second Quarter 2026 Form 10-Q	66

Notes to Condensed Consolidated Financial Statements | Mortgage Loans
Aging Analysis
The following tables display an aging analysis of the total amortized cost of our HFI mortgage loans by portfolio segment and class of financing receivable, excluding loans for which we have elected the fair value option.

	As of June 30, 2026
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(1)	Total Delinquent	Current	Total	Loans 90 Days or More Delinquent and Accruing Interest	Nonaccrual Loans with No Allowance(2)
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$35,520	$9,172	$21,387	$66,079	$3,177,751	$3,243,830	$105	$3,961
15-year or less, amortizing fixed-rate	1,379	276	538	2,193	302,696	304,889	4	241
Adjustable-rate	177	38	87	302	34,196	34,498	—	17
Other(3)	426	107	334	867	15,526	16,393	10	125
Total single-family	37,502	9,593	22,346	69,441	3,530,169	3,599,610	119	4,344
Multifamily(4)	637	N/A	2,566	3,203	530,359	533,562	1	1,972
Total	$38,139	$9,593	$24,912	$72,644	$4,060,528	$4,133,172	$120	$6,316

	As of December 31, 2025
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(1)	Total Delinquent	Current	Total	Loans 90 Days or More Delinquent and Accruing Interest	Nonaccrual Loans with No Allowance(2)
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$33,764	$10,205	$20,857	$64,826	$3,175,684	$3,240,510	$171	$3,713
15-year or less, amortizing fixed-rate	1,313	310	547	2,170	320,414	322,584	7	193
Adjustable-rate	155	43	96	294	28,312	28,606	1	17
Other(3)	455	127	354	936	16,690	17,626	12	133
Total single-family	35,687	10,685	21,854	68,226	3,541,100	3,609,326	191	4,056
Multifamily(4)	519	N/A	3,240	3,759	520,194	523,953	18	1,985
Total	$36,206	$10,685	$25,094	$71,985	$4,061,294	$4,133,279	$209	$6,041
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
The amortized cost of single-family mortgage loans for which formal foreclosure proceedings were in process was $6.0 billion and $5.4 billion as of June 30, 2026 and December 31, 2025, respectively. As a result of our various loss

Fannie Mae (In conservatorship) Second Quarter 2026 Form 10-Q	67

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

Fannie Mae (In conservatorship) Second Quarter 2026 Form 10-Q	68

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

	Credit Quality Indicators as of June 30, 2026 and Write-offs for the Six Months Ended June 30, 2026, by Year of Origination(1)
	2026	2025	2024	2023	2022	Prior	Total
	(Dollars in millions)
Estimated mark-to-market LTV ratio:(2)
20- and 30-year or more, amortizing fixed-rate:
Less than or equal to 80%	$92,004	$167,369	$147,625	$138,053	$304,683	$2,010,162	$2,859,896
Greater than 80% and less than or equal to 90%	24,181	59,456	59,523	41,093	41,988	12,491	238,732
Greater than 90% and less than or equal to 100%	36,732	50,913	25,370	11,993	10,762	2,044	137,814
Greater than 100%	—	473	1,613	1,973	2,771	558	7,388
Total 20- and 30-year or more, amortizing fixed-rate	152,917	278,211	234,131	193,112	360,204	2,025,255	3,243,830
Current-year 20- and 30-year or more, amortizing fixed-rate write-offs	—	25	43	47	88	146	349
15-year or less, amortizing fixed-rate:
Less than or equal to 80%	9,939	14,424	6,058	4,578	24,709	241,855	301,563
Greater than 80% and less than or equal to 90%	955	1,216	265	56	47	3	2,542
Greater than 90% and less than or equal to 100%	472	270	28	4	7	—	781
Greater than 100%	—	1	1	1	—	—	3
Total 15-year or less, amortizing fixed-rate	11,366	15,911	6,352	4,639	24,763	241,858	304,889
Current-year 15-year or less, amortizing fixed-rate write-offs	—	—	1	1	1	2	5
Adjustable-rate:
Less than or equal to 80%	4,904	5,532	1,251	1,467	3,817	11,697	28,668
Greater than 80% and less than or equal to 90%	1,205	1,464	378	331	455	27	3,860
Greater than 90% and less than or equal to 100%	772	769	119	104	122	7	1,893
Greater than 100%	—	2	9	22	42	2	77
Total adjustable-rate	6,881	7,767	1,757	1,924	4,436	11,733	34,498
Current-year adjustable-rate write-offs	—	—	—	—	—	1	1
Other:
Less than or equal to 80%	—	—	—	—	—	13,732	13,732
Greater than 80% and less than or equal to 90%	—	—	—	—	—	39	39
Greater than 90% and less than or equal to 100%	—	—	—	—	—	16	16
Greater than 100%	—	—	—	—	—	18	18
Total other	—	—	—	—	—	13,805	13,805
Current-year other write-offs	—	—	—	—	—	4	4
Total for all classes by LTV ratio:(2)
Less than or equal to 80%	$106,847	$187,325	$154,934	$144,098	$333,209	$2,277,446	$3,203,859
Greater than 80% and less than or equal to 90%	26,341	62,136	60,166	41,480	42,490	12,560	245,173
Greater than 90% and less than or equal to 100%	37,976	51,952	25,517	12,101	10,891	2,067	140,504
Greater than 100%	—	476	1,623	1,996	2,813	578	7,486
Total	$171,164	$301,889	$242,240	$199,675	$389,403	$2,292,651	$3,597,022
Total current-year write-offs	$—	$25	$44	$48	$89	$153	$359

Fannie Mae (In conservatorship) Second Quarter 2026 Form 10-Q	69

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

	Credit Quality Indicators as of December 31, 2025 and Write-offs for the Year Ended December 31, 2025, by Year of Origination(1)
	2025	2024	2023	2022	2021	Prior	Total
	(Dollars in millions)
Estimated mark-to-market LTV ratio:(2)
20- and 30-year or more, amortizing fixed-rate:
Less than or equal to 80%	$145,040	$152,418	$142,942	$306,573	$792,049	$1,301,401	$2,840,423
Greater than 80% and less than or equal to 90%	54,527	62,451	52,313	53,203	14,848	2,790	240,132
Greater than 90% and less than or equal to 100%	69,983	44,582	18,590	15,374	2,184	517	151,230
Greater than 100%	566	2,035	2,314	3,137	479	194	8,725
Total 20- and 30-year or more, amortizing fixed-rate	270,116	261,486	216,159	378,287	809,560	1,304,902	3,240,510
Current-year 20- and 30-year or more, amortizing fixed-rate write-offs	5	56	92	176	106	242	677
15-year or less, amortizing fixed-rate:
Less than or equal to 80%	13,753	6,794	5,149	26,742	125,837	141,455	319,730
Greater than 80% and less than or equal to 90%	1,464	440	127	82	6	—	2,119
Greater than 90% and less than or equal to 100%	619	88	11	13	—	—	731
Greater than 100%	1	2	1	—	—	—	4
Total 15-year or less, amortizing fixed-rate	15,837	7,324	5,288	26,837	125,843	141,455	322,584
Current-year 15-year or less, amortizing fixed-rate write-offs	—	1	1	3	1	3	9
Adjustable-rate:
Less than or equal to 80%	4,550	1,324	1,533	3,956	4,859	7,841	24,063
Greater than 80% and less than or equal to 90%	1,493	442	432	560	32	4	2,963
Greater than 90% and less than or equal to 100%	987	206	131	165	9	1	1,499
Greater than 100%	2	3	24	51	1	—	81
Total adjustable-rate	7,032	1,975	2,120	4,732	4,901	7,846	28,606
Current-year adjustable-rate write-offs	—	—	1	1	—	—	2
Other:
Less than or equal to 80%	—	—	—	—	—	14,701	14,701
Greater than 80% and less than or equal to 90%	—	—	—	—	—	45	45
Greater than 90% and less than or equal to 100%	—	—	—	—	—	21	21
Greater than 100%	—	—	—	—	—	21	21
Total other	—	—	—	—	—	14,788	14,788
Current-year other write-offs	—	—	—	—	—	35	35
Total for all classes by LTV ratio:(2)
Less than or equal to 80%	$163,343	$160,536	$149,624	$337,271	$922,745	$1,465,398	$3,198,917
Greater than 80% and less than or equal to 90%	57,484	63,333	52,872	53,845	14,886	2,839	245,259
Greater than 90% and less than or equal to 100%	71,589	44,876	18,732	15,552	2,193	539	153,481
Greater than 100%	569	2,040	2,339	3,188	480	215	8,831
Total	$292,985	$270,785	$223,567	$409,856	$940,304	$1,468,991	$3,606,488
Total current-year write-offs	$5	$57	$94	$180	$107	$280	$723
(1)Excludes amortized cost of $2.6 billion and $2.8 billion as of June 30, 2026 and December 31, 2025, respectively, of mortgage loans guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies, which represents primarily reverse mortgages for which we do not calculate an estimated mark-to-market LTV ratio. The tables also exclude current-year write-offs of mortgage loans guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies. Year of loan origination may not be the same as the period in which we subsequently acquired the loan.
(2)The aggregate estimated mark-to-market LTV ratio is based on the UPB of the loan divided by the estimated current value of the property as of the end of each reported period, which we calculate using an internal valuation model that estimates periodic changes in home value.

Fannie Mae (In conservatorship) Second Quarter 2026 Form 10-Q	70

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

	Credit Quality Indicators as of June 30, 2026 and Write-offs for the Six Months Ended June 30, 2026, by Year of Origination(1)
	2026	2025	2024	2023	2022	Prior	Total
	(Dollars in millions)
Internally assigned credit risk rating:
Pass(2)	$20,593	$77,357	$51,281	$47,579	$49,282	$259,460	$505,552
Special mention(3)	—	—	64	15	214	808	1,101
Substandard(4)	—	380	2,831	4,276	5,624	13,761	26,872
Doubtful(5)	—	13	—	2	—	22	37
Total	$20,593	$77,750	$54,176	$51,872	$55,120	$274,051	$533,562
Current-year write-offs	$—	$—	$28	$74	$90	$252	$444

	Credit Quality Indicators as of December 31, 2025 and Write-offs for the Year Ended December 31, 2025, by Year of Origination(1)
	2025	2024	2023	2022	2021	Prior	Total
	(Dollars in millions)
Internally assigned credit risk rating:
Pass(2)	$67,503	$52,368	$48,990	$49,486	$58,248	$218,704	$495,299
Special mention(3)	—	187	124	155	246	793	1,505
Substandard(4)	378	1,920	3,753	6,567	3,291	11,239	27,148
Doubtful(5)	—	—	—	—	—	1	1
Total	$67,881	$54,475	$52,867	$56,208	$61,785	$230,737	$523,953
Current-year write-offs	$—	$17	$111	$108	$66	$168	$470
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

Fannie Mae (In conservatorship) Second Quarter 2026 Form 10-Q	71

Notes to Condensed Consolidated Financial Statements | Mortgage Loans
Restructurings for Borrowers Experiencing Financial Difficulty
The following tables display the amortized cost of HFI mortgage loans that were restructured, during the periods indicated, presented by portfolio segment and class of financing receivable.

	For the Three Months Ended June 30, 2026
	Payment Delay (Only)
	Forbearance Plan	Payment Deferral	Trial Modification and Repayment Plans	Payment Delay and Term Extension(1)	Payment Delay, Term Extension, Interest Rate Reduction, and Other(1)	Total	Percentage of Total by Financing Class(2)
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$5,897	$2,080	$5,454	$2,415	$524	$16,370	1%
15-year or less, amortizing fixed-rate	167	51	140	52	2	412	*
Adjustable-rate	42	11	16	—	—	69	*
Other	33	19	40	16	6	114	1
Total single-family	6,139	2,161	5,650	2,483	532	16,965	*
Multifamily	29	—	—	—	433	462	*
Total(3)	$6,168	$2,161	$5,650	$2,483	$965	$17,427	*

	For the Six Months Ended June 30, 2026
	Payment Delay (Only)
	Forbearance Plan	Payment Deferral	Trial Modification and Repayment Plans	Payment Delay and Term Extension(1)	Payment Delay, Term Extension, Interest Rate Reduction, and Other(1)	Total	Percentage of Total by Financing Class(2)
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$8,044	$4,868	$8,068	$4,997	$866	$26,843	1%
15-year or less, amortizing fixed-rate	236	121	219	107	4	687	*
Adjustable-rate	54	19	22	—	1	96	*
Other	44	43	62	31	10	190	1
Total single-family	8,378	5,051	8,371	5,135	881	27,816	1
Multifamily	35	—	—	—	433	468	*
Total(3)	$8,413	$5,051	$8,371	$5,135	$1,314	$28,284	1

Fannie Mae (In conservatorship) Second Quarter 2026 Form 10-Q	72

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

	For the Three Months Ended June 30, 2025
	Payment Delay (Only)
	Forbearance Plan	Payment Deferral	Trial Modification and Repayment Plans	Payment Delay and Term Extension(1)	Payment Delay, Term Extension, Interest Rate Reduction, and Other(1)	Total	Percentage of Total by Financing Class(2)
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$5,280	$2,635	$5,822	$3,166	$224	$17,127	1%
15-year or less, amortizing fixed-rate	185	82	175	36	2	480	*
Adjustable-rate	29	12	18	—	1	60	*
Other	30	28	50	21	8	137	1
Total single-family	5,524	2,757	6,065	3,223	235	17,804	*
Multifamily	20	—	—	—	35	55	*
Total(3)	$5,544	$2,757	$6,065	$3,223	$270	$17,859	*

	For the Six Months Ended June 30, 2025
	Payment Delay (Only)
	Forbearance Plan	Payment Deferral	Trial Modification and Repayment Plans	Payment Delay and Term Extension(1)	Payment Delay, Term Extension, Interest Rate Reduction, and Other(1)	Total	Percentage of Total by Financing Class(2)
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$7,505	$6,040	$8,447	$5,723	$355	$28,070	1%
15-year or less, amortizing fixed-rate	263	197	261	39	2	762	*
Adjustable-rate	44	22	29	—	3	98	*
Other	46	58	84	39	15	242	1
Total single-family	7,858	6,317	8,821	5,801	375	29,172	1
Multifamily	602	—	—	—	48	650	*
Total(3)	$8,460	$6,317	$8,821	$5,801	$423	$29,822	1
*    Represents less than 0.5% of total by financing class.
(1)    Represents loans that received a contractual modification.
(2)    Based on the amortized cost basis as of period end, divided by the period-end amortized cost basis of the corresponding class of financing receivable.
(3)    Excludes $269 million and $633 million for the three and six months ended June 30, 2026, respectively, and $243 million and $592 million for the three and six months ended June 30, 2025, respectively, for loans that were the subject of loss mitigation activity during the period that paid off, were repurchased or were sold prior to period end. Also excludes loans that liquidated either through foreclosure, deed-in-lieu of foreclosure, or a short sale. Loans may move from one category to another, as a result of the restructuring(s) they received during the period.

Fannie Mae (In conservatorship) Second Quarter 2026 Form 10-Q	73

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

	For the Three Months Ended June 30,
	2026			2025
	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (in Months)	Average Amount Capitalized as a Result of a Payment Delay(1)	Weighted- Average Interest Rate Reduction	Weighted- Average Term Extension (in Months)	Average Amount Capitalized as a Result of a Payment Delay(1)
Loan by class of financing receivable:(2)
20- and 30-year or more, amortizing fixed-rate	0.80%	144	$14,360	0.60%	145	$13,775
15-year or less, amortizing fixed-rate	1.10	53	10,791	1.18	52	10,121
Adjustable-rate	0.58	—	12,457	1.31	—	11,166
Other	1.76	148	16,556	1.29	135	14,693

	For the Six Months Ended June 30,
	2026			2025
	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (in Months)	Average Amount Capitalized as a Result of a Payment Delay(1)	Weighted- Average Interest Rate Reduction	Weighted- Average Term Extension (in Months)	Average Amount Capitalized as a Result of a Payment Delay(1)
Loan by class of financing receivable:(2)
20- and 30-year or more, amortizing fixed-rate	0.73%	144	$13,923	0.61%	150	$13,061
15-year or less, amortizing fixed-rate	1.01	53	11,043	1.17	53	9,431
Adjustable-rate	0.63	—	11,613	1.31	—	10,487
Other	1.31	143	15,304	1.13	158	12,930
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

Fannie Mae (In conservatorship) Second Quarter 2026 Form 10-Q	74

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

	For the Three Months Ended June 30, 2026
	Payment Delay as a Result of a Payment Deferral (Only)	Payment Delay and Term Extension	Payment Delay, Term Extension, Interest Rate Reduction and Other	Total
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$1,156	$982	$99	$2,237
15-year or less, amortizing fixed-rate	28	16	—	44
Adjustable-rate	3	—	—	3
Other	11	7	2	20
Total single-family	1,198	1,005	101	2,304
Multifamily	—	—	—	—
Total loans that subsequently defaulted(1)(2)	$1,198	$1,005	$101	$2,304

	For the Six Months Ended June 30, 2026
	Payment Delay as a Result of a Payment Deferral (Only)	Payment Delay and Term Extension	Payment Delay, Term Extension, Interest Rate Reduction and Other	Total
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$1,873	$1,607	$162	$3,642
15-year or less, amortizing fixed-rate	50	21	1	72
Adjustable-rate	4	—	—	4
Other	19	12	4	35
Total single-family	1,946	1,640	167	3,753
Multifamily	—	—	—	—
Total loans that subsequently defaulted(1)(2)	$1,946	$1,640	$167	$3,753

Fannie Mae (In conservatorship) Second Quarter 2026 Form 10-Q	75

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

	For the Three Months Ended June 30, 2025
	Payment Delay as a Result of a Payment Deferral (Only)	Payment Delay and Term Extension	Payment Delay, Term Extension and Interest Rate Reduction	Total
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$1,190	$807	$26	$2,023
15-year or less, amortizing fixed-rate	31	—	—	31
Adjustable-rate	3	—	1	4
Other	12	6	2	20
Total single-family	1,236	813	29	2,078
Multifamily	—	—	—	—
Total loans that subsequently defaulted(1)(2)	$1,236	$813	$29	$2,078

	For the Six Months Ended June 30, 2025
	Payment Delay as a Result of a Payment Deferral (Only)	Payment Delay and Term Extension	Payment Delay, Term Extension and Interest Rate Reduction	Total
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$1,998	$1,293	$40	$3,331
15-year or less, amortizing fixed-rate	55	—	—	55
Adjustable-rate	6	—	2	8
Other	19	10	4	33
Total single-family	2,078	1,303	46	3,427
Multifamily	—	—	—	—
Total loans that subsequently defaulted(1)(2)	$2,078	$1,303	$46	$3,427
(1)    Represents amortized cost as of period end. Excludes loans that liquidated either through foreclosure, deed-in-lieu of foreclosure, or a short sale.
(2)    The substantial majority of loans that received a completed modification or a payment deferral during the three months ended June 30, 2026 did not default during the second quarter of 2026. The substantial majority of loans that received a completed modification or a payment deferral during the three months ended June 30, 2025 did not default during the second quarter of 2025.

Fannie Mae (In conservatorship) Second Quarter 2026 Form 10-Q	76

Notes to Condensed Consolidated Financial Statements | Mortgage Loans
The following tables display an aging analysis of HFI mortgage loans that were restructured during the twelve months prior to June 30, 2026 and June 30, 2025, respectively, presented by portfolio segment and class of financing receivable.

	As of June 30, 2026(1)
	30-59 Days Delinquent	60-89 Days Delinquent(2)	Seriously Delinquent	Total Delinquent	Current	Total
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$4,672	$2,919	$13,529	$21,120	$15,936	$37,056
15-year or less, amortizing fixed-rate	112	72	324	508	507	1,015
Adjustable-rate	12	9	51	72	52	124
Other	39	23	98	160	106	266
Total single-family loans modified	4,835	3,023	14,002	21,860	16,601	38,461
Multifamily	—	N/A	35	35	434	469
Total loans restructured(3)	$4,835	$3,023	$14,037	$21,895	$17,035	$38,930

	As of June 30, 2025(1)
	30-59 Days Delinquent	60-89 Days Delinquent(2)	Seriously Delinquent	Total Delinquent	Current	Total
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$4,266	$2,647	$12,994	$19,907	$15,158	$35,065
15-year or less, amortizing fixed-rate	101	67	369	537	434	971
Adjustable-rate	13	7	55	75	41	116
Other	46	29	113	188	134	322
Total single-family loans modified	4,426	2,750	13,531	20,707	15,767	36,474
Multifamily	—	N/A	569	569	495	1,064
Total loans restructured(3)	$4,426	$2,750	$14,100	$21,276	$16,262	$37,538
(1)    As of June 30, 2026, the substantial majority of loans that received a completed modification or a payment deferral during the second quarter of 2026 were not delinquent as of June 30, 2026. As of June 30, 2025, the substantial majority of loans that received a completed modification or a payment deferral during the second quarter of 2025 were not delinquent as of June 30, 2025.
(2)     Multifamily loans 60-89 days delinquent are included in the seriously delinquent column.
(3)    Represents the amortized cost basis as of period end.

Fannie Mae (In conservatorship) Second Quarter 2026 Form 10-Q	77

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
The table below displays the accrued interest receivable written off through the reversal of interest income from nonaccrual loans.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in millions)
Accrued interest receivable written off through the reversal of interest income:
Single-family	$107	$91	$223	$194
Multifamily	6	9	14	17
The tables below include the amortized cost of and interest income recognized on mortgage loans on nonaccrual status, presented by portfolio segment and class of financing receivable.

	As of			For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026
	June 30, 2026	March 31, 2026	December 31, 2025
	Amortized Cost(1)			Total Interest Income Recognized(2)
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$27,139	$27,148	$26,221	$53	$155
15-year or less, amortizing fixed-rate	680	681	692	1	3
Adjustable-rate	111	118	114	—	1
Other	398	412	421	1	3
Total single-family	28,328	28,359	27,448	55	162
Multifamily	3,091	3,375	3,312	6	11
Total nonaccrual loans	$31,419	$31,734	$30,760	$61	$173

	As of			For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025
	June 30, 2025	March 31, 2025	December 31, 2024
	Amortized Cost(1)			Total Interest Income Recognized(2)
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$25,423	$26,335	$25,218	$56	$148
15-year or less, amortizing fixed-rate	736	771	770	1	3
Adjustable-rate	114	122	114	—	1
Other	428	463	482	1	3
Total single-family	26,701	27,691	26,584	58	155
Multifamily	2,862	2,702	2,517	6	7
Total nonaccrual loans	$29,563	$30,393	$29,101	$64	$162
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

Fannie Mae (In conservatorship) Second Quarter 2026 Form 10-Q	78

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in millions)
Single-family allowance for credit losses:
Beginning balance	$(6,286)	$(5,356)	$(6,272)	$(5,487)
(Provision) benefit for credit losses	(226)	(737)	(329)	(761)
Write-offs	233	166	365	357
Recoveries	(66)	(58)	(109)	(94)
Ending balance	$(6,345)	$(5,985)	$(6,345)	$(5,985)
Multifamily allowance for credit losses:
Beginning balance	$(2,306)	$(2,366)	$(2,320)	$(2,399)
(Provision) benefit for credit losses	(259)	(209)	(433)	(209)
Write-offs	201	122	444	183
Recoveries	(44)	(33)	(99)	(61)
Ending balance	$(2,408)	$(2,486)	$(2,408)	$(2,486)
Total allowance for credit losses:
Beginning balance	$(8,592)	$(7,722)	$(8,592)	$(7,886)
(Provision) benefit for credit losses	(485)	(946)	(762)	(970)
Write-offs	434	288	809	540
Recoveries	(110)	(91)	(208)	(155)
Ending balance	$(8,753)	$(8,471)	$(8,753)	$(8,471)

Components of allowance for credit losses:
	As of
	June 30, 2026	December 31, 2025
	(Dollars in millions)
Single-family allowance for credit losses:
Allowance for loan losses	$(6,117)	$(6,056)
Other(1)	(228)	(216)
Total	$(6,345)	$(6,272)
Multifamily allowance for credit losses:
Allowance for loan losses	$(2,396)	$(2,308)
Other(1)	(12)	(12)
Total	$(2,408)	$(2,320)
Total allowance for credit losses:
Allowance for loan losses	$(8,513)	$(8,364)
Other(1)	(240)	(228)
Total	$(8,753)	$(8,592)
(1)Consists of allowance for credit losses on advances of pre-foreclosure costs, accrued interest receivable, our guaranty loss reserves, and credit reserves on our AFS debt securities. Pre-foreclosure costs represent advances for property taxes and insurance receivables.

Fannie Mae (In conservatorship) Second Quarter 2026 Form 10-Q	79

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
Our single-family provision for credit losses for the three and six months ended June 30, 2026 was primarily driven by provision associated with loans that we acquired during the period, the majority of which consisted of purchase loans, and by provision from newly delinquent loans. The impact of these drivers was partially offset by a benefit from actual home price growth. In addition, for the three months ended June 2026, the redesignation of loans from HFI to HFS also contributed to provision. Upon redesignation of these loans, we recorded the loans at the lower of cost or fair value with a write-off against the allowance for loan losses.
Our single-family provision for loan losses for the three and six months ended June 30, 2025 was primarily driven by lower actual and projected home price growth. During the three and six months ended June 30, 2025, forecasted home price growth was revised downward compared to our previous estimates. In addition, actual home prices came in lower than we had previously projected.
Our multifamily provision for credit losses for the three and six months ended June 30, 2026 was primarily driven by weaker property valuations and slower net operating income growth in our multifamily guaranty book of business and by provision for loans that became seriously delinquent. We continue to observe uncertainty in multifamily property valuations, and we continue to evaluate the extent to which recent market activity in select markets is indicative of broader valuation trends.
Our multifamily provision for loan losses for the three and six months ended June 30, 2025 was primarily driven by declines in actual and estimated near-term projected multifamily property values and new delinquencies during the second quarter.

Fannie Mae (In conservatorship) Second Quarter 2026 Form 10-Q	80

Notes to Condensed Consolidated Financial Statements | Investment in Securities
6.  Investments in Securities
We classify and account for our investments in securities as either trading or available-for-sale (“AFS”). See “Note 1, Summary of Significant Accounting Policies” in our 2025 Form 10-K for additional information on our accounting policies regarding our investments in securities. The following table displays our investments in securities.

	As of
	June 30, 2026	December 31, 2025
Trading securities:	(Dollars in millions)
Mortgage-related securities (includes $1.2 billion and $522 million, respectively, related to consolidated trusts)(1)	$16,216	$14,291
Non-mortgage-related securities(2)	39,679	55,223
Total trading securities	55,895	69,514
Available-for-sale securities:
Mortgage-related securities (amortized cost of $640 million and $400 million, respectively)(1)	609	375
Non-mortgage-related securities (amortized cost of $38.5 billion and $0, respectively)(2)	38,265	—
Total available-for-sale securities	38,874	375
Total investments in securities	$94,769	$69,889
(1)Primarily consists of Fannie Mae, Freddie Mac, and Ginnie Mae mortgage-related securities.
(2)Consists of U.S. Treasury securities.
The following table displays information about our net trading gains (losses).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in millions)
Net trading gains (losses)	$(163)	$329	$(498)	$983
Net trading gains (losses) recognized in the period related to securities still held at period end	(195)	306	(498)	887

Net unrealized losses on our AFS investment portfolio recorded in accumulated other comprehensive income (loss) were $294 million and $23 million as of June 30, 2026 and December 31, 2025, respectively. The allowance for credit losses on our AFS investment portfolio was not significant as of June 30, 2026 or December 31, 2025.
For the three and six months ended June 30, 2026, we had $831 million and $4.1 billion in proceeds from sales of AFS securities, respectively, resulting in gross realized losses of $16 million and $25 million, respectively. There were no sales of AFS securities during the three and six months ended June 30, 2025.

Fannie Mae (In conservatorship) Second Quarter 2026 Form 10-Q	81

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

	As of June 30, 2026
	Total Carrying Amount(1)	Total Fair Value	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
			Net Carrying Amount(1)	Fair Value	Net Carrying Amount(1)	Fair Value	Net Carrying Amount(1)	Fair Value	Net Carrying Amount(1)	Fair Value
	(Dollars in millions)
Mortgage-related securities	$639	$609	$4	$4	$7	$6	$108	$109	$520	$490
Non-mortgage-related securities	38,530	38,265	—	—	28,679	28,507	9,851	9,758	—	—
Total	$39,169	$38,874	$4	$4	$28,686	$28,513	$9,959	$9,867	$520	$490
Weighted-average interest rate (2)	3.97%		5.98%		3.92%		4.03%		5.20%
(1)Net carrying amount consists of book value, net of allowance for credit losses on AFS debt securities.
(2)Weighted-average interest rate includes the effects of discounts, premiums and other cost basis adjustments.
7.  Financial Guarantees
We recognize a guaranty obligation for our obligation to stand ready to perform on our guarantees to unconsolidated trusts and other guaranty arrangements. These off-balance sheet guarantees expose us to credit losses primarily relating to the UPB of our unconsolidated Fannie Mae MBS and other financial guarantees. As of June 30, 2026, the maximum remaining contractual term of our guarantees was 29 years; however, the actual term of each guaranty may be significantly less than the contractual term based on the prepayment characteristics of the related mortgage loans. We measure our guaranty reserve for estimated credit losses for off-balance sheet exposures over the contractual period for which they are exposed to the credit risk, unless that obligation is unconditionally cancellable by the issuer.
As the guarantor of structured securities backed in whole or in part by Freddie Mac-issued securities, we extend our guaranty to the underlying Freddie Mac securities in our resecuritization trusts. However, Freddie Mac continues to guarantee the payment of principal and interest on the underlying Freddie Mac securities that we have resecuritized. When we began issuing UMBS, we entered into an indemnification agreement under which Freddie Mac agreed to indemnify us for losses caused by its failure to meet its payment or other specified obligations under the trust agreements pursuant to which the underlying resecuritized securities were issued. As a result, and due to the funding commitment available to Freddie Mac through its senior preferred stock purchase agreement with Treasury, we have concluded that the associated credit risk is negligible. Accordingly, we exclude from the following table Freddie Mac securities backing unconsolidated Fannie Mae-issued structured securities of $177.3 billion and $184.3 billion as of June 30, 2026 and December 31, 2025, respectively.
The following table displays our off-balance sheet maximum exposure, guaranty obligation recognized in our condensed consolidated balance sheets and the potential maximum recovery from third parties through available credit enhancements and recourse related to our financial guarantees.

	As of
	June 30, 2026			December 31, 2025
	Maximum Exposure	Guaranty Obligation	Maximum Recovery(1)	Maximum Exposure	Guaranty Obligation	Maximum Recovery(1)
	(Dollars in millions)
Unconsolidated Fannie Mae MBS	$2,093	$12	$2,056	$2,229	$13	$2,187
Other guaranty arrangements(2)	9,036	87	2,093	9,151	83	2,132
Total	$11,129	$99	$4,149	$11,380	$96	$4,319
(1)Recoverability of such credit enhancements and recourse is subject to, among other factors, the ability of our mortgage insurers and the U.S. government, as a financial guarantor, to meet their obligations to us. For information on our mortgage insurers, see “Note 14, Concentrations of Credit Risk” in our 2025 Form 10-K.
(2)Primarily consists of credit enhancements and long-term standby commitments.

Fannie Mae (In conservatorship) Second Quarter 2026 Form 10-Q	82

Notes to Condensed Consolidated Financial Statements | Short-Term and Long-Term Debt

8.  Short-Term and Long-Term Debt
Short-Term Debt
The following table displays our outstanding short-term debt (debt with an original contractual maturity of one year or less) and weighted-average interest rates of this debt.

	As of
	June 30, 2026		December 31, 2025
	Outstanding	Weighted- Average Interest Rate(1)	Outstanding	Weighted- Average Interest Rate(1)
	(Dollars in millions)
Short-term debt of Fannie Mae	$27,667	3.69%	$24,538	3.66%
(1)Includes the effects of discounts, premiums and other cost basis adjustments.
Long-Term Debt
Long-term debt represents debt with an original contractual maturity of greater than one year. The following table displays our outstanding long-term debt.

	As of
	June 30, 2026			December 31, 2025
	Maturities	Outstanding(1)	Weighted- Average Interest Rate(2)	Maturities	Outstanding(1)	Weighted- Average Interest Rate(2)
	(Dollars in millions)
Senior fixed:
Benchmark notes and bonds	2026 - 2030	$23,165	4.61%	2026 - 2030	$26,649	4.16%
Medium-term notes(3)	2026 - 2036	53,650	3.69	2026 - 2035	31,430	3.25
Other(4)	2026 - 2038	6,413	3.94	2026 - 2038	6,609	3.87
Total senior fixed		83,228	3.98		64,688	3.70
Senior floating:
Medium-term notes(3)	2026 - 2028	63,434	3.75	2026 - 2027	36,437	3.93
Other(5)	2028 - 2037	1,106	10.63	2028 - 2037	1,626	10.99
Total senior floating		64,540	3.87		38,063	4.23
Total long-term debt of Fannie Mae(6)		147,768	3.93		102,751	3.89
Debt of consolidated trusts	2026 - 2064	4,012,823	3.18	2026 - 2064	4,053,140	3.14
Total long-term debt		$4,160,591	3.20%		$4,155,891	3.16%
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
(6)Includes unamortized discounts and premiums, fair value adjustments, hedge-related cost basis adjustments, and other cost basis adjustments in a net discount position of $2.6 billion as of both June 30, 2026 and December 31, 2025.
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

Fannie Mae (In conservatorship) Second Quarter 2026 Form 10-Q	83

Notes to Condensed Consolidated Financial Statements | Derivative Instruments
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

	As of June 30, 2026			As of December 31, 2025
	Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
		Asset Derivatives	Liability Derivatives		Asset Derivatives	Liability Derivatives
	(Dollars in millions)
Risk management derivatives designated as hedging instruments:
Swaps:(1)
Pay-fixed	$44,955	$—	$—	$38,759	$—	$—
Receive-fixed	18,101	—	—	8,439	—	—
Total risk management derivatives designated as hedging instruments	63,056	—	—	47,198	—	—
Risk management derivatives not designated as hedging instruments:
Swaps:(1)
Pay-fixed	158,644	—	—	199,744	—	—
Receive-fixed	195,328	88	(1,221)	194,394	145	(1,082)
Basis	250	35	—	250	28	—
Foreign currency	329	—	(63)	334	—	(56)
Swaptions:(1)
Pay-fixed	20,145	78	(17)	11,956	91	(4)
Receive-fixed	10,351	4	(120)	11,661	13	(114)
Futures(1)	11,037	—	—	11,546	—	—
Total risk management derivatives not designated as hedging instruments	396,084	205	(1,421)	429,885	277	(1,256)
Netting adjustment(2)	—	(38)	1,383	—	(199)	1,242
Total risk management derivatives portfolio	459,140	167	(38)	477,083	78	(14)
Mortgage commitment derivatives:
Mortgage commitments to purchase whole loans	4,790	6	(2)	4,005	7	(1)
Forward contracts to purchase mortgage-related securities	70,038	55	(112)	47,122	48	(13)
Forward contracts to sell mortgage-related securities	133,599	117	(79)	111,868	—	(117)
Total mortgage commitment derivatives	208,427	178	(193)	162,995	55	(131)
Credit enhancement derivatives	26,033	41	(4)	27,269	44	(3)
Other derivatives	4,007	—	(35)	732	—	(4)
Derivatives at fair value	$697,607	$386	$(270)	$668,079	$177	$(152)
(1)Centrally cleared derivatives have no ascribable fair value because the positions are settled daily.
(2)The netting adjustment represents the effect of the legal right to offset under legally enforceable master netting arrangements to settle with the same counterparty on a net basis, including cash collateral posted and received. Cash collateral posted was $1.4 billion and $1.1 billion as of June 30, 2026 and December 31, 2025, respectively. Cash collateral received was $16 million and $27 million as of June 30, 2026 and December 31, 2025, respectively.

Fannie Mae (In conservatorship) Second Quarter 2026 Form 10-Q	84

Notes to Condensed Consolidated Financial Statements | Derivative Instruments
The following table displays, by type of derivative instrument, the fair value gains and losses, net on our derivatives.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in millions)
Risk management derivatives:
Swaps:
Pay-fixed	$1,138	$(331)	$1,724	$(1,210)
Receive-fixed	(1,097)	602	(1,774)	1,617
Basis	(3)	(11)	6	1
Foreign currency	3	23	(7)	32
Swaptions:
Pay-fixed	22	(1)	(16)	(15)
Receive-fixed	(26)	(9)	(5)	(9)
Futures	132	2	231	1
Net contractual interest income (expense) on interest-rate swaps	—	(183)	(13)	(401)
Total risk management derivatives fair value gains (losses), net	169	92	146	16
Mortgage commitment derivatives fair value gains (losses), net	(105)	(147)	317	(389)
Credit enhancement derivatives fair value gains (losses), net	(6)	(11)	(16)	(28)
Other derivatives	(3)	—	(7)	—
Total derivatives fair value gains (losses), net	$55	$(66)	$440	$(401)

Fannie Mae (In conservatorship) Second Quarter 2026 Form 10-Q	85

Notes to Condensed Consolidated Financial Statements | Derivative Instruments
Effect of Fair Value Hedge Accounting
The following table displays the effect of fair value hedge accounting on our condensed consolidated statements of operations and comprehensive income, including gains and losses recognized on fair value hedging relationships.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026		2025		2026		2025
	Interest Income: Mortgage Loans	Interest Expense: Long-Term Debt	Interest Income: Mortgage Loans	Interest Expense: Long-Term Debt	Interest Income: Mortgage Loans	Interest Expense: Long-Term Debt	Interest Income: Mortgage Loans	Interest Expense: Long-Term Debt
	(Dollars in millions)
Total amounts presented in our condensed consolidated statements of operations and comprehensive income	$39,294	$(33,061)	$37,693	$(32,153)	$78,199	$(65,891)	$75,092	$(64,063)

Gains (losses) from fair value hedging relationships:
Mortgage loans HFI and related interest-rate contracts:
Hedged items	$(285)	$—	$211	$—	$(493)	$—	$647	$—
Discontinued hedge related basis adjustment amortization	22	—	7	—	27	—	23	—
Derivatives designated as hedging instruments	267	—	(202)	—	464	—	(643)	—
Interest accruals on hedging instruments	(7)	—	53	—	4	—	109	—
Debt of Fannie Mae and related interest-rate contracts:
Hedged items	—	216	—	(62)	—	333	—	(274)
Discontinued hedge-related basis adjustment amortization	—	(164)	—	(214)	—	(329)	—	(440)
Derivatives designated as hedging instruments	—	(208)	—	62	—	(330)	—	278
Interest accruals on derivative hedging instruments	—	(2)	—	(22)	—	(10)	—	(45)
Gains (losses) recognized in net interest income on fair value hedging relationships	$(3)	$(158)	$69	$(236)	$2	$(336)	$136	$(481)

Fannie Mae (In conservatorship) Second Quarter 2026 Form 10-Q	86

Notes to Condensed Consolidated Financial Statements | Derivative Instruments
Hedged Items in Fair Value Hedging Relationships
The following table displays the carrying amounts of the hedged items that have been in qualifying fair value hedges recorded in our condensed consolidated balance sheets, including the hedged item’s cumulative basis adjustments and the closed portfolio balances under the portfolio layer method. The hedged item carrying amounts and total basis adjustments include both open and discontinued hedges. The amortized cost and designated UPB consists only of open hedges as of June 30, 2026 and December 31, 2025.

	As of June 30, 2026
	Carrying Amount Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Basis Adjustments Included in the Carrying Amount		Closed Portfolio of Mortgage Loans Under Portfolio Layer Method
		Total Basis Adjustments(1)	Remaining Adjustments - Discontinued Hedge	Total Amortized Cost	Designated UPB
	(Dollars in millions)
Mortgage loans HFI	$1,712,443	$(810)	$(810)	$349,402	$45,748
Debt of Fannie Mae	(25,201)	2,359	2,359	N/A	N/A

	As of December 31, 2025
	Carrying Amount Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Basis Adjustments Included in the Carrying Amount		Closed Portfolio of Mortgage Loans Under Portfolio Layer Method
		Total Basis Adjustments(1)	Remaining Adjustments - Discontinued Hedge	Total Amortized Cost	Designated UPB
	(Dollars in millions)
Mortgage loans HFI	$1,343,231	$(344)	$(344)	$251,659	$39,605
Debt of Fannie Mae	(28,764)	2,355	2,355	N/A	N/A
(1)    No basis adjustment associated with open hedges, as all hedges are designated at the close of business, with a one-day term.
Derivative Counterparty Credit Exposure
Our derivative counterparty credit exposure relates principally to interest-rate derivative contracts. We manage our derivative counterparty credit exposure relating to our risk management derivative transactions mainly through enforceable master netting arrangements and collateral requirements. See “Note 12, Netting Arrangements” for information on our rights to offset assets and liabilities as of June 30, 2026 and December 31, 2025.
For certain OTC derivatives, the amount of collateral we pledge to counterparties related to our derivative instruments is determined after considering our credit ratings. Currently, our long-term senior debt is rated AA+ or above by the three major rating agencies, S&P Global Ratings, Moody’s Ratings, and Fitch Ratings. If our long-term senior debt credit ratings were downgraded to established thresholds in our OTC derivative contracts, which range from A3/A- to Baa2/BBB or below, we would be required to provide additional collateral to certain counterparties. The aggregate fair value of our OTC derivative instruments with credit-risk-related contingent features that were in a net liability position was $699 million and $651 million, for which we posted collateral of $611 million and $552 million as of June 30, 2026 and December 31, 2025, respectively. If our credit ratings were downgraded to Baa2/BBB or below, the maximum additional collateral we would have been required to post to our counterparties as of June 30, 2026 and December 31, 2025 would have been $321 million and $316 million, respectively.

Fannie Mae (In conservatorship) Second Quarter 2026 Form 10-Q	87

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
The following table displays total assets by segment.

	As of
	June 30, 2026	December 31, 2025
	(Dollars in millions)
Single-Family	$3,755,422	$3,757,261
Multifamily	576,921	560,277
Total assets	$4,332,343	$4,317,538
We operate our business solely in the United States and its territories, and accordingly, we generate no revenue from and have no long-lived assets, other than financial instruments, in geographic locations other than the United States and its territories.

Fannie Mae (In conservatorship) Second Quarter 2026 Form 10-Q	88

Notes to Condensed Consolidated Financial Statements | Segment Reporting

The below table displays our segment results.

	For the Three Months Ended June 30,
	2026			2025
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Net interest income(1)	$6,248	$1,245	$7,493	$5,992	$1,163	$7,155
Fee and other income	53	19	72	69	17	86
Net revenues	6,301	1,264	7,565	6,061	1,180	7,241
Fair value gains (losses), net(2)	(35)	(41)	(76)	197	14	211
Investment gains (losses), net(3)	50	3	53	(20)	1	(19)
Other gains (losses), net	15	(38)	(23)	177	15	192
(Provision) benefit for credit losses(4)	(226)	(259)	(485)	(737)	(209)	(946)
Non-interest expense:
Administrative expenses(5)	(650)	(161)	(811)	(687)	(160)	(847)
Legislative assessments(6)	(924)	(10)	(934)	(918)	(21)	(939)
Credit enhancement expense(7)	(278)	(83)	(361)	(318)	(82)	(400)
Other income (expense), net(8)	(87)	125	38	(131)	(16)	(147)
Total non-interest expense	(1,939)	(129)	(2,068)	(2,054)	(279)	(2,333)
Income before federal income taxes	4,151	838	4,989	3,447	707	4,154
Provision for federal income taxes	(873)	(134)	(1,007)	(711)	(126)	(837)
Net income	$3,278	$704	$3,982	$2,736	$581	$3,317

	For the Six Months Ended June 30,
	2026			2025
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Net interest income(1)	$12,226	$2,465	$14,691	$11,858	$2,298	$14,156
Fee and other income	114	40	154	134	36	170
Net revenues	12,340	2,505	14,845	11,992	2,334	14,326
Fair value gains (losses), net(2)	169	(124)	45	279	55	334
Investment gains (losses), net(3)	(207)	(17)	(224)	(19)	(1)	(20)
Other gains (losses), net	(38)	(141)	(179)	260	54	314
(Provision) benefit for credit losses(4)	(329)	(433)	(762)	(761)	(209)	(970)
Non-interest expense:
Administrative expenses(5)	(1,251)	(305)	(1,556)	(1,499)	(340)	(1,839)
Legislative assessments(6)	(1,842)	(23)	(1,865)	(1,838)	(32)	(1,870)
Credit enhancement expense(7)	(558)	(161)	(719)	(725)	(154)	(879)
Other income (expense), net(8)	(177)	66	(111)	(304)	(40)	(344)
Total non-interest expense	(3,828)	(423)	(4,251)	(4,366)	(566)	(4,932)
Income before federal income taxes	8,145	1,508	9,653	7,125	1,613	8,738
Provision for federal income taxes	(1,693)	(258)	(1,951)	(1,471)	(289)	(1,760)
Net income	$6,452	$1,250	$7,702	$5,654	$1,324	$6,978

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

Fannie Mae (In conservatorship) Second Quarter 2026 Form 10-Q	89

Notes to Condensed Consolidated Financial Statements | Segment Reporting

associated with the debt funding those assets. Revenues from single-family guaranty fees include revenues generated by the 10 basis point increase in guaranty fees pursuant to the TCCA, the incremental revenue from which is paid to Treasury and not retained by us. Also includes yield maintenance revenue we recognized on the prepayment of multifamily loans.
(2)Single-family fair value gains (losses) primarily consist of fair value gains and losses on risk management and mortgage commitment derivatives, trading securities, fair value option debt, and other financial instruments associated with our single-family guaranty book of business. Multifamily fair value gains (losses) primarily consist of fair value gains and losses on trading securities and other financial instruments associated with our multifamily guaranty book of business.
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

Fannie Mae (In conservatorship) Second Quarter 2026 Form 10-Q	90

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

	As of
	June 30, 2026			December 31, 2025
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent
Percentage of single-family conventional guaranty book of business based on UPB	1.05%	0.27%	0.65%	1.00%	0.30%	0.63%
Percentage of single-family conventional loans based on loan count	1.09	0.27	0.58	1.05	0.30	0.58

	As of
	June 30, 2026		December 31, 2025
	Percentage of Single-Family Conventional Guaranty Book of Business Based on UPB	Serious Delinquency Rate(1)	Percentage of Single-Family Conventional Guaranty Book of Business Based on UPB	Serious Delinquency Rate(1)
Estimated mark-to-market LTV ratio:
80.01% to 90%	7%	1.11%	7%	1.03%
90.01% to 100%	4	1.12	4	0.98
Greater than 100%	*	4.24	*	3.46
Geographical distribution:
California	18	0.45	18	0.44
Florida	6	0.86	6	0.85
Illinois	3	0.71	3	0.73
New York	4	0.77	4	0.78
Texas	8	0.74	8	0.74
All other states	61	0.54	61	0.54
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

Fannie Mae (In conservatorship) Second Quarter 2026 Form 10-Q	91

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

	As of
	June 30, 2026(1)		December 31, 2025(1)
	30 - 59 Days Delinquent	Seriously Delinquent(2)	30 - 59 Days Delinquent	Seriously Delinquent(2)
Percentage of multifamily guaranty book of business	0.12%	0.60%	0.10%	0.74%

	As of
	June 30, 2026		December 31, 2025
	Percentage of Multifamily Guaranty Book of Business(1)	Serious Delinquency Rate(2)(3)	Percentage of Multifamily Guaranty Book of Business(1)	Serious Delinquency Rate(2)(3)
Original LTV ratio:
Greater than 80%	1%	0.45%	1%	0.12%
Less than or equal to 80%	99	0.60	99	0.75
Current DSCR below 1.0(4)	4	6.07	4	5.88
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

Fannie Mae (In conservatorship) Second Quarter 2026 Form 10-Q	92

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

	As of June 30, 2026
		Gross Amount Offset(1)	Net Amount Presented in our Condensed Consolidated Balance Sheets		Amounts Not Offset in our Condensed Consolidated Balance Sheets
	Gross Amount				Financial Instruments(2)	Collateral(3)	Net Amount
	(Dollars in millions)
Assets:
OTC risk management derivatives	$205	$(199)	$6		$—	$—	$6
Cleared risk management derivatives	—	161	161		—	—	161
Mortgage commitment derivatives	178	—	178		(144)	(1)	33
Total derivative assets	383	(38)	345	(4)	(144)	(1)	200
Securities purchased under agreements to resell	37,874	—	37,874		—	(37,874)	—
Total assets	$38,257	$(38)	$38,219		$(144)	$(37,875)	$200
Liabilities:
OTC risk management derivatives	$(1,421)	$1,383	$(38)		$—	$30	$(8)
Cleared risk management derivatives	—	—	—		—	—	—
Mortgage commitment derivatives	(193)	—	(193)		144	40	(9)
Total liabilities	$(1,614)	$1,383	$(231)	(4)	$144	$70	$(17)

	As of December 31, 2025
		Gross Amount Offset(1)	Net Amount Presented in our Condensed Consolidated Balance Sheets		Amounts Not Offset in our Condensed Consolidated Balance Sheets
	Gross Amount				Financial Instruments(2)	Collateral(3)	Net Amount
	(Dollars in millions)
Assets:
OTC risk management derivatives	$277	$(266)	$11		$—	$—	$11
Cleared risk management derivatives	—	67	67		—	—	67
Mortgage commitment derivatives	55	—	55		(24)	(1)	30
Total derivative assets	332	(199)	133	(4)	(24)	(1)	108
Securities purchased under agreements to resell	45,650	—	45,650		—	(45,650)	—
Total assets	$45,982	$(199)	$45,783		$(24)	$(45,651)	$108
Liabilities:
OTC risk management derivatives	$(1,256)	$1,244	$(12)		$—	$10	$(2)
Cleared risk management derivatives	—	(2)	(2)		—	2	—
Mortgage commitment derivatives	(131)	—	(131)		24	101	(6)
Total liabilities	$(1,387)	$1,242	$(145)	(4)	$24	$113	$(8)
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

Fannie Mae (In conservatorship) Second Quarter 2026 Form 10-Q	93

Notes to Condensed Consolidated Financial Statements | Netting Arrangements
(4)Excludes derivative assets of $41 million and $44 million as of June 30, 2026 and December 31, 2025, respectively, and derivative liabilities of $39 million and $7 million as of June 30, 2026 and December 31, 2025, respectively, recognized in our condensed consolidated balance sheets, that were not subject to enforceable master netting arrangements.
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
•Level 3: Unobservable inputs.
We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. See “Note 16, Fair Value” in our 2025 Form 10-K for information on the valuation control processes and the valuation techniques we use for fair value measurement and disclosure as well as our basis for classifying these measurements as Level 1, Level 2 or Level 3 of the valuation hierarchy in more specific situations. If the inputs used to measure assets or liabilities at fair value change, it may also result in a change in classification among Levels 1, 2, and 3. We made no material changes to the valuation control processes or the valuation techniques for the six months ended June 30, 2026.

Fannie Mae (In conservatorship) Second Quarter 2026 Form 10-Q	94

Notes to Condensed Consolidated Financial Statements | Fair Value
Recurring Changes in Fair Value
The following tables display our assets and liabilities measured in our condensed consolidated balance sheets at fair value on a recurring basis subsequent to initial recognition, including instruments for which we have elected the fair value option.

	Fair Value Measurements as of June 30, 2026
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Recurring fair value measurements:
Assets:
Trading securities:
Mortgage-related(2)	$—	$16,190	$26	$—	$16,216
Non-mortgage-related(3)	39,661	18	—	—	39,679
Total trading securities	39,661	16,208	26	—	55,895
Available-for-sale securities:
Mortgage-related(2)	$—	$289	$320	$—	$609
Non-mortgage-related(3)	38,265	—	—	—	38,265
Total available-for-sale securities	38,265	289	320	—	38,874
Mortgage loans	—	5,616	367	—	5,983
Derivative assets	—	348	76	(38)	386
Total assets at fair value	$77,926	$22,461	$789	$(38)	$101,138

Liabilities:
Long-term debt:
Of Fannie Mae	$—	$—	$264	$—	$264
Of consolidated trusts	—	14,475	82	—	14,557
Total long-term debt	—	14,475	346	—	14,821
Derivative liabilities	—	1,646	7	(1,383)	270
Total liabilities at fair value	$—	$16,121	$353	$(1,383)	$15,091

	Fair Value Measurements as of December 31, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Recurring fair value measurements:
Assets:
Trading securities:
Mortgage-related(2)	$—	$14,264	$27	$—	$14,291
Non-mortgage-related(3)	55,205	18	—	—	55,223
Total trading securities	55,205	14,282	27	—	69,514
Available-for-sale securities:
Mortgage-related(2)	$—	$34	$341	$—	$375
Non-mortgage-related(3)	—	—	—	—	—
Total available-for-sale securities	—	34	341	—	375
Mortgage loans	—	5,076	388	—	5,464
Derivative assets	—	304	72	(199)	177
Total assets at fair value	$55,205	$19,696	$828	$(199)	$75,530

Liabilities:
Long-term debt:
Of Fannie Mae	$—	$—	$256	$—	$256
Of consolidated trusts	—	14,969	91	—	15,060
Total long-term debt	—	14,969	347	—	15,316
Derivative liabilities	—	1,387	7	(1,242)	152
Total liabilities at fair value	$—	$16,356	$354	$(1,242)	$15,468

Fannie Mae (In conservatorship) Second Quarter 2026 Form 10-Q	95

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

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Trading Securities	Available-for-Sale Securities	Mortgage Loans	Net Derivatives	Long-term Debt
	(Dollars in millions)
Balance as of March 31, 2026	$26	$331	$401	$54	$(353)
Purchases	—	—	—	—	—
Sales	—	—	—	—	—
Issuances	—	—	—	—	—
Settlements	—	(10)	(14)	13	6
Net transfers	—	(1)	(21)	10	1
Total gains (losses) realized & unrealized(1)	—	—	1	(8)	—
Balance as of June 30, 2026	$26	$320	$367	$69	$(346)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Trading Securities	Available-for-Sale Securities	Mortgage Loans	Net Derivatives	Long-term Debt
	(Dollars in millions)
Balance as of December 31, 2025	$27	$341	$388	$65	$(347)
Purchases	—	—	—	—	—
Sales	—	—	—	—	—
Issuances	—	—	—	—	—
Settlements	—	(18)	(27)	4	9
Net transfers	—	(1)	6	10	—
Total gains (losses) realized & unrealized(1)	(1)	(2)	—	(10)	(8)
Balance as of June 30, 2026	$26	$320	$367	$69	$(346)

Fannie Mae (In conservatorship) Second Quarter 2026 Form 10-Q	96

Notes to Condensed Consolidated Financial Statements | Fair Value

	Trading Securities	Available-for-Sale Securities	Mortgage Loans	Net Derivatives	Long-term Debt
	(Dollars in millions)
Balance as of March 31, 2025	$26	$405	$388	$35	$(364)
Purchases	—	—	—	—	—
Sales	—	—	—	—	—
Issuances	—	—	—	—	—
Settlements	—	(17)	(13)	18	2
Net transfers	—	—	1	—	—
Total gains (losses) realized & unrealized(1)	(1)	11	—	(20)	12
Balance as of June 30, 2025	$25	$399	$376	$33	$(350)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Trading Securities	Available-for-Sale Securities	Mortgage Loans	Net Derivatives	Long-term Debt
	(Dollars in millions)
Balance as of December 31, 2024	$28	$427	$399	$39	$(353)
Purchases	—	—	—	—	—
Sales	—	—	—	—	—
Issuances	—	—	—	—	—
Settlements	—	(36)	(29)	19	6
Net transfers	(3)	—	(1)	—	—
Total gains (losses) realized & unrealized(1)	—	8	7	(25)	(3)
Balance as of June 30, 2025	$25	$399	$376	$33	$(350)
(1)We had no significant unrealized gains or losses related to assets and liabilities still held in either “Net income” or “Other comprehensive income (loss)” as of June 30, 2026 or June 30, 2025.
The following tables display significant valuation techniques for our Level 3 assets and liabilities measured at fair value on a recurring basis, excluding instruments for which we have elected the fair value option. Changes in these unobservable inputs can result in significantly higher or lower fair value measurements of these assets and liabilities as of the reporting date.

	Fair Value Measurements as of June 30, 2026
	Fair Value	Significant Valuation Techniques
	(Dollars in millions)
Recurring fair value measurements:
Trading securities:
Mortgage-related	$26	Single Vendor
Available-for-sale securities:
Mortgage-related	$320	Primarily Consensus and Single Vendor
Net derivatives	$69	Dealer Mark and Discounted Cash Flow

	Fair Value Measurements as of December 31, 2025
	Fair Value	Significant Valuation Techniques
	(Dollars in millions)
Recurring fair value measurements:
Trading securities:
Mortgage-related	$27	Single Vendor
Available-for-sale securities:
Mortgage-related	$341	Primarily Consensus, Single Vendor, and Discounted Cash Flow
Net derivatives	$65	Dealer Mark and Discounted Cash Flow

Fannie Mae (In conservatorship) Second Quarter 2026 Form 10-Q	97

Notes to Condensed Consolidated Financial Statements | Fair Value
Nonrecurring Changes in Fair Value
In our condensed consolidated balance sheets, certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when we evaluate loans for impairment).
The following table displays valuation techniques for our Level 3 assets measured at fair value on a nonrecurring basis.

		Fair Value Measurements as of
	Valuation Techniques	June 30, 2026	December 31, 2025
		(Dollars in millions)
Nonrecurring fair value measurements:
Mortgage loans:(1)
Mortgage loans held for sale, at lower of cost or fair value	Consensus	$375	$107
Single-family mortgage loans held for investment, at amortized cost	Internal Model	211	221

Multifamily mortgage loans held for investment, at amortized cost	Appraisal	208	231
	Asset Manager Estimate	—	1
	Broker Price Opinion	1,436	1,586
	Internal Model	212	250
Total multifamily mortgage loans held for investment, at amortized cost		1,856	2,068
Acquired property, net:
Single-family	Accepted Offer and Appraisal	155	139
	Internal Model and Walk Forward	216	263
Total single-family		371	402
Multifamily	Broker Price Opinion and Appraisal	286	104
Total nonrecurring assets at fair value		$3,099	$2,902
(1)When we measure impairment, including recoveries, based on the fair value of the loan or the underlying collateral and impairment is recorded on any component of the mortgage loan, including accrued interest receivable and amounts due from the borrower for advances of taxes and insurance, we present the entire fair value measurement amount with the corresponding mortgage loan.

Fannie Mae (In conservatorship) Second Quarter 2026 Form 10-Q	98

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

	As of June 30, 2026
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment	Estimated Fair Value
	(Dollars in millions)
Financial assets:
Cash, including restricted cash	$40,814	$40,814	$—	$—	$—	$40,814
Securities purchased under agreements to resell	37,874	—	37,874	—	—	37,874
Trading securities	55,895	39,661	16,208	26	—	55,895
Available-for-sale securities	38,874	38,265	289	320	—	38,874
Mortgage loans held for sale	648	—	503	178	—	681
Mortgage loans held for investment, net of allowance for loan losses	4,119,005	—	3,619,115	161,954	—	3,781,069
Advances to lenders	1,380	—	1,380	—	—	1,380
Derivative assets at fair value	386	—	348	76	(38)	386
Guaranty assets	94	—	—	172	—	172
Total financial assets	$4,294,970	$118,740	$3,675,717	$162,726	$(38)	$3,957,145

Financial liabilities:
Short-term debt:
Of Fannie Mae	$27,667	$—	$27,669	$—	$—	$27,669
Long-term debt:
Of Fannie Mae	147,768	—	148,871	599	—	149,470
Of consolidated trusts	4,012,823	—	3,637,079	215	—	3,637,294
Derivative liabilities at fair value	270	—	1,646	7	(1,383)	270
Guaranty obligations	99	—	—	51	—	51
Total financial liabilities	$4,188,627	$—	$3,815,265	$872	$(1,383)	$3,814,754

Fannie Mae (In conservatorship) Second Quarter 2026 Form 10-Q	99

Notes to Condensed Consolidated Financial Statements | Fair Value

	As of December 31, 2025
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment	Estimated Fair Value
	(Dollars in millions)
Financial assets:
Cash, including restricted cash	$42,583	$42,583	$—	$—	$—	$42,583
Securities purchased under agreements to resell	45,650	—	45,650	—	—	45,650
Trading securities	69,514	55,205	14,282	27	—	69,514
Available-for-sale securities	375	—	34	341	—	375
Mortgage loans held for sale	209	—	23	201	—	224
Mortgage loans held for investment, net of allowance for loan losses	4,119,104	—	3,656,465	137,864	—	3,794,329
Advances to lenders	3,595	—	3,595	—	—	3,595
Derivative assets at fair value	177	—	304	72	(199)	177
Guaranty assets	90	—	—	172	—	172
Total financial assets	$4,281,297	$97,788	$3,720,353	$138,677	$(199)	$3,956,619

Financial liabilities:
Short-term debt:
Of Fannie Mae	$24,538	$—	$24,548	$—	$—	$24,548
Long-term debt:
Of Fannie Mae	102,751	—	104,784	602	—	105,386
Of consolidated trusts	4,053,140	—	3,701,675	235	—	3,701,910
Derivative liabilities at fair value	152	—	1,387	7	(1,242)	152
Guaranty obligations	96	—	—	54	—	54
Total financial liabilities	$4,180,677	$—	$3,832,394	$898	$(1,242)	$3,832,050
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
The following table displays the fair value and UPB of the financial instruments for which we have elected the fair value option.

	As of
	June 30, 2026			December 31, 2025
	Loans(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts	Loans(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts
	(Dollars in millions)
Fair value	$5,983	$264	$14,557	$5,464	$256	$15,060
UPB	6,445	250	15,271	5,808	250	15,516

Fannie Mae (In conservatorship) Second Quarter 2026 Form 10-Q	100

Notes to Condensed Consolidated Financial Statements | Fair Value
(1)Includes nonaccrual loans with a fair value of $29 million and $30 million as of June 30, 2026 and December 31, 2025, respectively. Includes loans that are 90 days or more past due with a fair value of $21 million and $26 million as of June 30, 2026 and December 31, 2025, respectively.
Changes in Fair Value under the Fair Value Option Election
We recorded gains of less than $1 million and losses of $22 million for the three and six months ended June 30, 2026, and gains of $36 million and $161 million for the three and six months ended June 30, 2025, from changes in the fair value of loans recorded at fair value in “Fair value gains (losses), net” in our condensed consolidated statements of operations and comprehensive income.
We recorded gains of $32 million and $119 million for the three and six months ended June 30, 2026, and losses of $68 million and $379 million for the three and six months ended June 30, 2025, from changes in the fair value of long-term debt recorded at fair value in “Fair value gains (losses), net” in our condensed consolidated statements of operations and comprehensive income.
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

Fannie Mae (In conservatorship) Second Quarter 2026 Form 10-Q	101

Notes to Condensed Consolidated Financial Statements | Commitments and Contingencies

prejudgment interest owed by Fannie Mae at $199.7 million. On April 17, 2024, the defendants filed a motion for judgment as a matter of law, which the court denied on March 14, 2025. The defendants filed a notice of appeal on April 11, 2025. On April 25, 2025, plaintiffs filed a notice of cross-appeal challenging several of the court’s pretrial rulings, which they contend prevented them from seeking the full measure of their alleged damages. After briefing and oral argument on the appeals, on July 24, 2026, the U.S. Court of Appeals for the District of Columbia Circuit affirmed the district court’s final judgment. Consideration is being given to the possibility of further action. Until the appeals are resolved and any final judgment amount has been paid, post-judgment interest on the damages and prejudgment interest awards will accrue at a rate of 5.01%, starting on March 20, 2024, to be computed daily and compounded annually. We recognized $495 million in 2023 related to the jury verdict and estimated prejudgment interest through December 31, 2023 in “Other expenses, net.” We recognized an additional $24 million and $26 million of expense in 2024 and 2025, respectively, and $6 million and $13 million of expense for the three and six months ended June 30, 2026, respectively, related to the prejudgment and post-judgment interest.
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

Capital Metrics under the Enterprise Regulatory Capital Framework as of June 30, 2026(1)
(Dollars in billions)
Adjusted total assets	$4,435
Risk-weighted assets	1,461

	Amounts			Ratios
	Available Capital (Deficit)(2)	Minimum Capital Requirement	Total Capital Requirement (including Buffers)(3)	Available Capital (Deficit) Ratio	Minimum Capital Ratio Requirement	Total Capital Requirement Ratio (including Buffers)
Risk-based capital:
Total capital (statutory)(4)	$5	$117	$117	0.3%	8.0%	8.0%
Common equity tier 1 capital	(33)	66	143	(2.2)	4.5	9.8
Tier 1 capital	(14)	88	165	(0.9)	6.0	11.3
Adjusted total capital	(14)	117	194	(0.9)	8.0	13.3
Leverage capital:
Core capital (statutory)(5)	(4)	111	111	(0.1)	2.5	2.5
Tier 1 capital	(14)	111	133	(0.3)	2.5	3.0

Fannie Mae (In conservatorship) Second Quarter 2026 Form 10-Q	102

Notes to Condensed Consolidated Financial Statements | Regulatory Capital Requirements

Capital Metrics under the Enterprise Regulatory Capital Framework as of December 31, 2025(1)
(Dollars in billions)
Adjusted total assets	$4,423
Risk-weighted assets	1,411

	Amounts			Ratios
	Available Capital (Deficit)(2)	Minimum Capital Requirement	Total Capital Requirement (including Buffers)(3)	Available Capital (Deficit) Ratio	Minimum Capital Ratio Requirement	Total Capital Requirement Ratio (including Buffers)
Risk-based capital:
Total capital (statutory)(4)	$(3)	$113	$113	(0.2)%	8.0%	8.0%
Common equity tier 1 capital	(41)	63	143	(2.9)	4.5	10.2
Tier 1 capital	(22)	85	165	(1.6)	6.0	11.7
Adjusted total capital	(22)	113	193	(1.6)	8.0	13.7
Leverage capital:
Core capital (statutory)(5)	(12)	111	111	(0.3)	2.5	2.5
Tier 1 capital	(22)	111	134	(0.5)	2.5	3.0
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

Fannie Mae (In conservatorship) Second Quarter 2026 Form 10-Q	103

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
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures in effect as of June 30, 2026, the end of the period covered by this report. As a result of management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of June 30, 2026, or as of the date of filing this report.
Our disclosure controls and procedures were not effective as of June 30, 2026, or as of the date of filing this report because they did not adequately ensure the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws. As a result, we were not able to rely upon the disclosure controls and procedures that were in place as of June 30, 2026, or as of the date of this filing, and we continue to have a material weakness in our internal control over financial reporting. This material weakness is described in more detail below under “Description of Material Weakness.” Based on discussions with FHFA and the structural nature of this material weakness, we do not expect to remediate this material weakness while we are under conservatorship.
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
Management has determined that we continued to have the following material weakness as of June 30, 2026, and as of the date of filing this report:
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

Fannie Mae Second Quarter 2026 Form 10-Q	104

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
Due to these circumstances, we have not been able to update our disclosure controls and procedures in a manner that adequately ensures the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws, including disclosures affecting our condensed consolidated financial statements. As a result, we did not maintain effective controls and procedures designed to ensure complete and accurate disclosure as required by GAAP as of June 30, 2026, or as of the date of filing this report. Based on discussions with FHFA and the structural nature of this weakness, we do not expect to remediate this material weakness while we are under conservatorship.
Mitigating Actions Related to Material Weakness
We and FHFA have engaged in the following practices intended to permit accumulation and communication to management of information needed to meet our disclosure obligations under the federal securities laws:
•FHFA has established a process to facilitate operation of the company under the oversight of the conservator.
•FHFA personnel, including senior officials, have reviewed our quarterly and annual SEC filings prior to filing, including this quarterly report on Form 10-Q for the quarter ended June 30, 2026 (“Second Quarter 2026 Form 10-Q”), and engaged in discussions regarding issues associated with the information contained in those filings. Prior to filing our Second Quarter 2026 Form 10-Q, FHFA provided Fannie Mae management with written acknowledgment that it had reviewed the Second Quarter 2026 Form 10-Q, and it was not aware of any material misstatements or omissions in the Second Quarter 2026 Form 10-Q and had no objection to our filing the Second Quarter 2026 Form 10-Q.
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
Changes in Internal Control Over Financial Reporting
Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting from April 1, 2026 through June 30, 2026 that management believes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Fannie Mae Second Quarter 2026 Form 10-Q	105

Other Information

PART II—OTHER INFORMATION
Item 1.  Legal Proceedings
The information in this item supplements and updates information regarding certain legal proceedings set forth in “Legal Proceedings” in our 2025 Form 10-K and in our Form 10-Q for the quarter ended March 31, 2026. We also provide information regarding material legal proceedings in “Note 14, Commitments and Contingencies,” which is incorporated herein by reference. In addition to the matters specifically described or incorporated by reference in this item, we are involved in legal and regulatory proceedings that arise in the ordinary course of business that we do not expect will have a material impact on our business or financial condition. However, litigation claims and proceedings of all types are subject to many factors and their outcome and effect on our business and financial condition generally cannot be predicted accurately.
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
Senior Preferred Stock Purchase Agreements Litigation
Beginning in June 2013, lawsuits were filed in multiple federal courts by preferred and common stockholders of Fannie Mae and Freddie Mac against one or more of the United States, Treasury and FHFA, and in some cases Fannie Mae and Freddie Mac, challenging actions taken by the defendants relating to the Fannie Mae and Freddie Mac senior preferred stock purchase agreements and other matters. Most of these lawsuits have been resolved. The cases in which Fannie Mae is a defendant or that could impact Fannie Mae that remain pending or were terminated after March 31, 2026 are described below.
District of Columbia (In re Fannie Mae/Freddie Mac Senior Preferred Stock Purchase Agreement Class Action Litigations and Fairholme Funds v. FHFA). Fannie Mae is a defendant in two cases filed in the U.S. District Court for the District of Columbia, including a consolidated class action. The cases were consolidated for trial, and on August 14, 2023, the jury returned a verdict for the plaintiffs and awarded damages of $299.4 million to Fannie Mae preferred stockholders. On March 20, 2024, the court entered final judgment and set the amount of prejudgment interest owed by Fannie Mae at $199.7 million. Defendants filed a notice of appeal on April 11, 2025, and plaintiffs filed a notice of cross-appeal on April 25, 2025. After briefing and oral argument on the appeals, on July 24, 2026, the U.S. Court of Appeals for the District of Columbia Circuit affirmed the district court’s final judgment. Consideration is being given to the possibility of further action. See “Note 14, Commitments and Contingencies” for additional information.
Western District of Michigan (Rop et al. v. FHFA et al.). On June 1, 2017, preferred and common stockholders of Fannie Mae and Freddie Mac filed a complaint for declaratory and injunctive relief against FHFA and Treasury in the U.S. District Court for the Western District of Michigan. FHFA and Treasury moved to dismiss the case on September 8, 2017, and plaintiffs filed a motion for summary judgment on October 6, 2017. On September 8, 2020, the court denied plaintiffs’ motion for summary judgment and granted defendants’ motion to dismiss. On October 4, 2022, the U.S. Court of Appeals for the Sixth Circuit reversed the dismissal and remanded the case to the district court to determine whether the stockholders suffered compensable harm. On February 2, 2023, plaintiffs filed a petition with the Supreme Court seeking review of the Sixth Circuit’s decision, which the Supreme Court denied on June 12, 2023. On August 11, 2023, plaintiffs submitted a motion for leave to file an amended complaint in the district court, which the court denied on December 11, 2024. On March 27, 2025, FHFA filed a motion for judgment on the pleadings seeking to dismiss this lawsuit. Treasury likewise filed a motion for judgment on the pleadings on March 28, 2025. On April 1, 2025, plaintiffs filed a motion for leave to amend their complaint. On March 11, 2026, the court denied plaintiffs’ motion for leave to amend their complaint, and granted FHFA’s and Treasury’s motions for judgment on the pleadings, dismissing the lawsuit. Plaintiffs filed a notice of appeal on May 7, 2026.
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

Fannie Mae Second Quarter 2026 Form 10-Q	106

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
Recent Sales of Unregistered Equity Securities
Under the terms of our senior preferred stock purchase agreement with Treasury, we are prohibited from selling or issuing our equity interests without the prior written consent of Treasury except under limited circumstances, which are described in “Business—Conservatorship and Treasury Agreements—Treasury Agreements—Covenants” in our 2025 Form 10-K. During the quarter ended June 30, 2026, we did not sell any equity securities.
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
Our Purchases of Equity Securities
We did not repurchase any of our equity securities during the second quarter of 2026.
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

Fannie Mae Second Quarter 2026 Form 10-Q	107

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
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
None.
Item 5.  Other Information
Trading Arrangements
During the quarter ended June 30, 2026, no Fannie Mae director or officer (as that term is defined by the SEC in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement for transactions in Fannie Mae securities.

Fannie Mae Second Quarter 2026 Form 10-Q	108

Other Information

Item 6.  Exhibits
The exhibits listed below are being filed or furnished with or incorporated by reference into this report.

Item	Description
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

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101. INS	Inline XBRL Instance Document* - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101. SCH	Inline XBRL Taxonomy Extension Schema*
101. CAL	Inline XBRL Taxonomy Extension Calculation*
101. DEF	Inline XBRL Taxonomy Extension Definition*
101. LAB	Inline XBRL Taxonomy Extension Label*
101. PRE	Inline XBRL Taxonomy Extension Presentation*
104	Cover Page Interactive Data File* (embedded within the Inline XBRL document)
*    The financial information contained in these Inline XBRL documents is unaudited.

Fannie Mae Second Quarter 2026 Form 10-Q	109

Signatures

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal National Mortgage Association

By:	/s/ Peter Akwaboah
Peter Akwaboah Acting Chief Executive Officer, and Executive Vice President and Chief Operating Officer
Date: July 29, 2026

By:	/s/ Chryssa C. Halley
Chryssa C. Halley Executive Vice President and Chief Financial Officer
Date: July 29, 2026

Fannie Mae Second Quarter 2026 Form 10-Q	110