Form 10-Q
period 2026-09-30
FEDERAL NATIONAL MORTGAGE ASSOCIATION FANNIE MAE
filed 2026-10-28
CIK 310522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☑
As of October 9, 2026, there were 1,158,087,567 shares of common stock of the registrant outstanding.

Fannie Mae Third Quarter 2026 Form 10-Q	i

Fannie Mae Third Quarter 2026 Form 10-Q	ii

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
About Fannie Mae

Fannie Mae is a leading source of financing for residential mortgages in the United States. We provided $344.1 billion in liquidity to the mortgage market in the first nine months of 2026, which enabled the financing of approximately 1.2 million home purchases, refinancings, and rental units.
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
We support both single-family and multifamily housing. Our Single-Family business provides financing for properties that have four or fewer residential units. Our Multifamily business provides financing for residential buildings with five or more units. As of June 30, 2026 (the latest date for which information is available), Fannie Mae owned or guaranteed an estimated 24% of single-family mortgage debt outstanding and an estimated 21% of multifamily mortgage debt outstanding in the United States.
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
Recent Developments

VantageScore 4.0 Expansion
Effective September 2026, all Fannie Mae-approved lenders may elect to use a VantageScore® 4.0 credit score when originating eligible single-family mortgage loans and delivering those loans to Fannie Mae. This expansion follows the initial rollout of VantageScore 4.0 to a limited number of approved lenders in April 2026. We also aligned the loan-level price adjustments across classic FICO® and VantageScore 4.0 effective October 1, 2026, creating a consistent pricing

Fannie Mae Third Quarter 2026 Form 10-Q	1

MD&A | Recent Developments
approach across both credit score models. See “Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Acquisition and Servicing Policies and Underwriting and Servicing Standards—New Credit Score Models and Pricing Change” for more information.
Executive Order on Housing Costs
On October 22, 2026, the President issued an executive order aimed at decreasing housing costs for the American people. Among other things, the executive order directs the Director of FHFA, under specified conditions, to direct Fannie Mae and Freddie Mac to take a number of actions. See “Legislation and Regulation—Executive Order on Housing Costs” for more information on the executive order.
Financial Results Summary

Please read this summary together with our MD&A, our condensed consolidated financial statements and the accompanying notes included in this report.
Quarterly Results
•Net income increased by $318 million in the third quarter of 2026 compared with the third quarter of 2025, primarily driven by a $617 million increase in fair value gains and a $344 million increase in net revenues. These factors were partially offset by an $802 million increase in provision for credit losses.
◦Net revenues increased by $344 million, primarily driven by a $249 million increase in net interest income from portfolios.
◦Provision for credit losses was $1.1 billion in the third quarter of 2026, reflecting a $694 million single-family provision and a $446 million multifamily provision, compared with a $338 million provision in the third quarter of 2025, which reflected a $269 million single-family provision and a $69 million multifamily provision.
Year-to-Date Results
•Net income increased by $1.0 billion in the first nine months of 2026 compared with the first nine months of 2025, primarily driven by an $863 million increase in net revenues, an $825 million decrease in non-interest expense, and a $328 million increase in fair value gains. These factors were partially offset by a $594 million increase in provision for credit losses and a $230 million shift from investment gains in the first nine months of 2025 to investment losses in the first nine months of 2026.
◦Net revenues increased by $863 million, primarily driven by a $546 million increase in net interest income from portfolios, a $186 million increase in net interest income from base guaranty fees, and a $169 million increase in net deferred guaranty fee income.
◦Provision for credit losses was $1.9 billion in the first nine months of 2026, reflecting a $1.0 billion single-family provision and an $879 million multifamily provision, compared with a $1.3 billion provision in the first nine months of 2025, which reflected a $1.0 billion single-family provision and a $278 million multifamily provision.

Fannie Mae Third Quarter 2026 Form 10-Q	2

MD&A | Financial Results Summary
◦Non-interest expense was $6.4 billion in the first nine months of 2026, a decrease of $825 million from the first nine months of 2025, primarily due to a $318 million decrease in administrative expenses and a $285 million decrease in other expenses.
•Net worth increased by $10.6 billion in the first nine months of 2026 to $119.6 billion as of September 30, 2026, which reflected our net income of $11.9 billion, partially offset by $1.3 billion in other comprehensive loss.
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
The U.S. weekly average 30-year fixed-rate mortgage rate increased to 7.03% at the end of the third quarter of 2026, compared to 6.49% at the end of the second quarter of 2026.

Fannie Mae Third Quarter 2026 Form 10-Q	3

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
We currently estimate home prices on a national basis increased by 3.8% in the first nine months of 2026. Based on our expectation of a seasonal decline in home prices in the fourth quarter of 2026, we expect home price growth of 2.7% on a national basis for the full year of 2026. We also expect regional variation in the timing and rate of home price changes.
Economic Activity
GDP and Unemployment Rate
(1)Real GDP growth (decline) is based on the quarterly series calculated by the Bureau of Economic Analysis and is subject to revision.
(2)According to the U.S. Bureau of Labor Statistics and subject to revision.
U.S. gross domestic product (“GDP”) increased by 2.2% in the second quarter of 2026. Bureau of Economic Analysis GDP data for the third quarter of 2026 was not available at the time of filing this report. We expect GDP growth to continue in the second half of 2026. The unemployment rate was 4.2% as of the end of both the third quarter and the second quarter of 2026. We expect the unemployment rate to remain relatively stable in the fourth quarter of 2026.
The impact of trade, fiscal, monetary, regulatory, and immigration policies is uncertain and could materially impact our outlook for interest rates, home price growth, economic growth, and the unemployment rate. Our housing and economic outlook also could be affected by the impact of geopolitical events, including the continuation or worsening of the conflict in the Middle East. See “Risk Factors—Credit Risk” and “Risk Factors—Market and Industry Risk” in our 2025 Form 10-K for discussion of risks to our business and financial results associated with interest rates, home prices, economic conditions, and geopolitical events.

Fannie Mae Third Quarter 2026 Form 10-Q	4

MD&A | Consolidated Results of Operations
Consolidated Results of Operations

This section discusses our condensed consolidated results of operations and should be read together with our condensed consolidated financial statements and the accompanying notes.

Summary of Condensed Consolidated Results of Operations
	For the Three Months Ended September 30,			For the Nine Months Ended September 30,

	2026	2025	Variance	2026	2025	Variance
	(Dollars in millions)
Net interest income(1)	$7,559	$7,184	$375	$22,250	$21,340	$910
Fee and other income	92	123	(31)	246	293	(47)
Net revenues	7,651	7,307	344	22,496	21,633	863
Fair value gains (losses), net	630	13	617	675	347	328
Investment gains (losses), net	94	120	(26)	(130)	100	(230)
Other gains (losses), net	724	133	591	545	447	98
(Provision) benefit for credit losses	(1,140)	(338)	(802)	(1,902)	(1,308)	(594)
Non-interest expense:
Administrative expenses(2)	(784)	(819)	35	(2,340)	(2,658)	318
Legislative assessments(3)	(924)	(943)	19	(2,789)	(2,813)	24
Credit enhancement expense(4)	(371)	(409)	38	(1,090)	(1,288)	198
Other income (expense), net(5)	(44)	(96)	52	(155)	(440)	285
Total non-interest expense	(2,123)	(2,267)	144	(6,374)	(7,199)	825
Income before federal income taxes	5,112	4,835	277	14,765	13,573	1,192
Provision for federal income taxes	(935)	(976)	41	(2,886)	(2,736)	(150)
Net income	4,177	3,859	318	11,879	10,837	1,042
Other comprehensive income (loss)(6)	(1,037)	(10)	(1,027)	(1,254)	(9)	(1,245)
Total comprehensive income	$3,140	$3,849	$(709)	$10,625	$10,828	$(203)
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
(6)Primarily consists of unrealized gains (losses) on our available-for-sale (“AFS”) U.S. Treasury security investments.
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

Fannie Mae Third Quarter 2026 Form 10-Q	5

MD&A | Consolidated Results of Operations
Components of Net Interest Income
The table below displays the components of our net interest income from our guaranty book of business, from our portfolios, as well as from hedge accounting.

Components of Net Interest Income
	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2026	2025	Variance	2026	2025	Variance
	(Dollars in millions)
Net interest income from guaranty book of business:
Base guaranty fee income excluding TCCA	$4,322	$4,263	$59	$12,898	$12,694	$204
Base guaranty fee income related to TCCA	850	855	(5)	2,552	2,570	(18)
Net deferred guaranty fee income	868	794	74	2,565	2,396	169
Total net interest income from guaranty book of business	6,040	5,912	128	18,015	17,660	355
Net interest income from portfolios(1)	1,666	1,417	249	4,716	4,170	546
Income (expense) from hedge accounting(2)	(147)	(145)	(2)	(481)	(490)	9
Total net interest income	$7,559	$7,184	$375	$22,250	$21,340	$910
(1)Includes interest income from assets held in our retained mortgage portfolio and our corporate liquidity portfolio, as well as other assets used to support lender liquidity. Also includes interest expense on our funding debt.
(2)For more information about our hedge accounting program, see “Note 9, Derivative Instruments.”
Net interest income increased by $375 million in the third quarter of 2026 compared with the third quarter of 2025, and by $910 million in the first nine months of 2026 compared with the first nine months of 2025, primarily driven by higher net interest income from portfolios. Higher base guaranty fee income and higher net deferred guaranty fee income also contributed to the increase in net interest income in the first nine months of 2026 compared with the first nine months of 2025.
•Higher net interest income from portfolios. Higher net interest income from portfolios in the third quarter and first nine months of 2026 compared with the third quarter and first nine months of 2025 was primarily driven by higher average balances of our retained mortgage portfolio, reflecting acquisitions of agency MBS during 2026. This increase was partially offset by higher interest expense on funding debt due to higher average balances and lower net interest income from our corporate liquidity portfolio due to lower average balances. See “Retained Mortgage Portfolio” for more information about our retained mortgage portfolio and “Liquidity and Capital Management—Liquidity Management—Corporate Liquidity Portfolio” for more information about our corporate liquidity portfolio.
•Higher base guaranty fee income. Higher base guaranty fee income in the first nine months of 2026 compared with the first nine months of 2025 was primarily due to higher average guaranty fees on our single-family conventional guaranty book of business and an increase in the size of our multifamily guaranty book of business.
•Higher net deferred guaranty fee income. Higher net deferred guaranty fee income in the first nine months of 2026 compared with the first nine months of 2025 was largely driven by higher single-family prepayment volumes.

Fannie Mae Third Quarter 2026 Form 10-Q	6

MD&A | Consolidated Results of Operations
Analysis of Unamortized Deferred Guaranty Fees
The following charts present information about the interest rates of the loans in our single-family conventional guaranty book of business as well as information about our deferred guaranty fees.
As shown in the chart below (on the left), substantially all of our single-family conventional guaranty book of business as of September 30, 2026 had an interest rate lower than the U.S. weekly average 30-year fixed-rate mortgage rate. Per Freddie Mac’s Primary Mortgage Market Survey®, as of September 24, 2026, the U.S. weekly average interest rate for a single-family 30-year fixed-rate mortgage was 7.03%. Even if interest rates decline to 5%, a majority of the borrowers whose mortgage loans are in our single-family conventional guaranty book of business still would not be incentivized to refinance.
The other chart below (on the right) presents guaranty fees that will be amortized into deferred guaranty fee income in future periods, which we refer to as “unamortized deferred guaranty fees,” as described in “MD&A—Consolidated Results of Operations—Net Interest Income—Analysis of Unamortized Deferred Guaranty Fees” in our 2025 Form 10-K.

Interest Rates of Single-Family Conventional Guaranty Book of Business	Unamortized Deferred Guaranty Fees
As of September 30, 2026	(Dollars in billions)

≥7%
6% to <7%
5% to <6%
4% to <5%
3% to <4%
<3%
4%
18%
11%
12%
30%
25%
0%
10%
20%
30%
40%
50%

—	Represents the percentage of single-family conventional guaranty book of business by select interest rate band based on the current interest rate of the mortgage loans.	—	Represents the net unamortized cost basis adjustment balance that will be amortized and recognized through deferred guaranty fee income over the remaining contractual life of the mortgage loans or debt.
The amount of deferred guaranty fee income we record can vary and is primarily impacted by: (1) the amount of upfront fees we charge on single-family mortgage loans, (2) changes in interest rates, which affect the premiums and discounts we record on newly acquired mortgage loans and newly created debt of consolidated trusts, and (3) the amount by which premiums and discounts on existing loans and debt of consolidated trusts are different compared to newly acquired loans and debt. The balance of our unamortized deferred guaranty fees decreased as of September 30, 2026, compared with December 31, 2025, largely as a result of amortization of existing upfront fees on single-family loans and premiums on existing MBS debt. In addition, rising interest rates lowered pricing on newly issued MBS debt, resulting in net discounts that further reduced the balance.

Fannie Mae Third Quarter 2026 Form 10-Q	7

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

Analysis of Net Interest Income and Yield(1)
	For the Three Months Ended September 30,
	2026			2025
	Average Balance	Interest Income/ (Expense)	Average Rates Earned/Paid	Average Balance	Interest Income/ (Expense)	Average Rates Earned/Paid
	(Dollars in millions)
Interest-earning assets:
Cash	$10,959	$102	3.72%	$11,618	$129	4.44%
Securities purchased under agreements to resell	62,437	592	3.79	75,484	844	4.47
Investments in securities	98,386	938	3.81	76,745	614	3.20
Mortgage loans:
Mortgage loans of Fannie Mae	70,623	697	3.95	55,368	599	4.33
Mortgage loans of consolidated trusts	4,053,657	39,265	3.87	4,076,794	37,745	3.70
Total mortgage loans(2)	4,124,280	39,962	3.88	4,132,162	38,344	3.71
Advances to lenders	2,270	28	4.93	3,262	46	5.64
Total interest-earning assets	$4,298,332	$41,622	3.87%	$4,299,271	$39,977	3.72%
Interest-bearing liabilities:
Short-term funding debt	$34,350	$(323)	3.76%	$14,467	$(154)	4.26%
Long-term funding debt	144,710	(1,595)	4.41	111,070	(1,249)	4.50
Total debt of Fannie Mae	179,060	(1,918)	4.28	125,537	(1,403)	4.47
Debt securities of consolidated trusts held by third parties	3,989,082	(32,145)	3.22	4,063,137	(31,390)	3.09
Total interest-bearing liabilities	$4,168,142	$(34,063)	3.27%	$4,188,674	$(32,793)	3.13%
Net interest income/net interest yield		$7,559	0.70%		$7,184	0.67%

Fannie Mae Third Quarter 2026 Form 10-Q	8

MD&A | Consolidated Results of Operations

Analysis of Net Interest Income and Yield(1)
	For the Nine Months Ended September 30,
	2026			2025
	Average Balance	Interest Income/ (Expense)	Average Rates Earned/Paid	Average Balance	Interest Income/ (Expense)	Average Rates Earned/Paid
	(Dollars in millions)
Interest-earning assets:
Cash	$11,033	$303	3.66%	$11,614	$382	4.39%
Securities purchased under agreements to resell	63,185	1,770	3.74	79,324	2,640	4.44
Investments in securities	84,479	2,310	3.65	79,916	1,818	3.03
Mortgage loans:
Mortgage loans of Fannie Mae	65,416	2,052	4.18	52,430	1,640	4.17
Mortgage loans of consolidated trusts	4,062,655	116,109	3.81	4,084,093	111,796	3.65
Total mortgage loans(2)	4,128,071	118,161	3.82	4,136,523	113,436	3.66
Advances to lenders	2,925	108	4.92	3,023	128	5.65
Total interest-earning assets	$4,289,693	$122,652	3.81%	$4,310,400	$118,404	3.66%
Interest-bearing liabilities:
Short-term funding debt	$27,845	$(771)	3.69%	$11,363	$(362)	4.25%
Long-term funding debt	134,314	(4,437)	4.40	119,675	(3,832)	4.27
Total debt of Fannie Mae	162,159	(5,208)	4.28	131,038	(4,194)	4.27
Debt securities of consolidated trusts held by third parties	4,002,581	(95,194)	3.17	4,070,846	(92,870)	3.04
Total interest-bearing liabilities	$4,164,740	$(100,402)	3.21%	$4,201,884	$(97,064)	3.08%
Net interest income/net interest yield		$22,250	0.69%		$21,340	0.66%
(1)    Includes the effects of discounts, premiums and other cost basis adjustments, including basis adjustments related to hedge accounting.
(2)    Average balance includes mortgage loans on nonaccrual status. Interest income includes loan fees of $742 million and $2.3 billion, respectively, for the third quarter of 2026 and the first nine months of 2026, compared with $767 million and $2.2 billion, respectively, for the third quarter of 2025 and first nine months of 2025. Loan fees primarily consist of the amortization of upfront cash fees exchanged when we acquire the mortgage loan and yield maintenance revenue we recognized on the prepayment of multifamily mortgage loans.

Fannie Mae Third Quarter 2026 Form 10-Q	9

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

(Provision) Benefit for Credit Losses and Change in Expected Credit Enhancement Recoveries by Segment
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in millions)
(Provision) benefit for credit losses:
Single-family (provision) benefit for credit losses	$(694)	$(269)	$(1,023)	$(1,030)
Multifamily (provision) benefit for credit losses	(446)	(69)	(879)	(278)
Total (provision) benefit for credit losses	$(1,140)	$(338)	$(1,902)	$(1,308)

Change in expected credit enhancement recoveries:(1)
Single-family	$5	$(11)	$11	$(23)
Multifamily	170	57	373	119
Total change in expected credit enhancement recoveries	$175	$46	$384	$96
(1)Consists of estimated changes in benefits from our freestanding credit enhancements, which are recognized as a component of “Other income (expense), net” in our condensed consolidated statements of operations and comprehensive income.
Single-Family (Provision) Benefit for Credit Losses
Our single-family provision for credit losses in the third quarter of 2026 was primarily driven by higher actual and projected interest rates, which extend the expected life of the loans, provision related to loans acquired during the period for our single-family guaranty book of business, and loans that became newly delinquent.
Our single-family provision for credit losses in the first nine months of 2026 was primarily driven by provision related to loans acquired during the period for our single-family guaranty book of business, loans that became newly delinquent, and higher actual and projected interest rates.
For both the third quarter and first nine months 2026, these factors were partially offset by benefits from actual home price growth and loans liquidating from our single-family guaranty book of business.
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
For further discussion of how our single-family provision is affected by purchase loan acquisitions, loan delinquencies, home prices, and interest rates, see “MD&A—Consolidated Results of Operations—(Provision) Benefit for Credit Losses” in our 2025 Form 10-K. Additional information on home price growth and our home price forecast is provided in “Key Market Economic Indicators” in this report and in our 2025 Form 10-K. Also see “Critical Accounting Estimates” in this report for further discussion of our home price and interest rate forecasts and their impact on our single-family (provision) benefit for credit losses.
Multifamily (Provision) Benefit for Credit Losses
Our multifamily provision for credit losses in the third quarter and first nine months of 2026 was primarily driven by weakening credit metrics on loans in our multifamily guaranty book of business and a decline in our near-term forecast for multifamily property values. The deterioration in credit metrics primarily reflected higher mark-to-market loan-to-value (“LTV”) ratios on multifamily properties, loans with lower debt service coverage ratios driven by lower net operating income reported for the underlying properties, and new loan delinquencies. Higher actual and projected interest rates were also a primary driver of provision for each period.

Fannie Mae Third Quarter 2026 Form 10-Q	10

MD&A | Consolidated Results of Operations
See “Multifamily Business—Multifamily Mortgage Credit Risk Management—Multifamily Problem Loan Management” and “Note 11, Concentrations of Credit Risk” for additional information about loan delinquencies in our multifamily guaranty book of business as well as additional information about ongoing multifamily market challenges. Also see “Critical Accounting Estimates” for further discussion of our property value growth rate and net operating income growth rate forecasts and their impact on our multifamily (provision) benefit for credit losses.
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
The table below displays our fair value gains (losses) both before and after the impact of hedge accounting.

Fair Value Gains (Losses), Net
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in millions)
Total pre-hedge accounting fair value gains (losses)	$3,352	$(61)	$3,525	$(27)
Impact of hedge accounting(1)	(2,722)	74	(2,850)	374
Total fair value gains (losses), net	$630	$13	$675	$347
(1)The “Impact of hedge accounting” reflected in this table shows the net gain or loss from swaps in hedging relationships plus any accrued interest during the applicable periods, which are recognized in “Net interest income.”
In the third quarter and first nine months of 2026, fair value gains before the impact of hedge accounting were primarily driven by increasing interest rates, resulting in gains on risk management derivatives and mortgage commitment derivatives, partially offset by losses on fixed-rate trading securities. Our hedge accounting program largely offset targeted benchmark interest rate-driven fair value movements. The net fair value gains recognized after the impact of hedge accounting included gains on mortgage commitment derivatives from changes in secondary spreads and interest rate-driven gains that remained after hedge accounting.
In the third quarter and first nine months of 2025, our hedge accounting program largely mitigated the impact of benchmark interest rate-driven fair value movements. The net fair value gains recognized in the first nine months of 2025 reflect residual impacts not offset by hedge accounting, including gains on fixed-rate trading securities and risk management derivatives.
Investment Gains (Losses), Net
We shifted from investment gains of $100 million in the first nine months of 2025 to investment losses of $130 million in the first nine months of 2026. The investment losses in the first nine months of 2026 were driven by debt extinguishment losses resulting from our acquisitions of consolidated MBS for our retained mortgage portfolio in the first nine months of 2026. See “Note 1, Summary of Significant Accounting Policies—Debt” in our 2025 Form 10-K for more information about how we record debt extinguishment gains or losses.
Administrative Expenses
Administrative expenses decreased by $318 million in the first nine months of 2026 compared with the first nine months of 2025, primarily driven by lower professional services fees, employee headcount, and severance costs.

Fannie Mae Third Quarter 2026 Form 10-Q	11

MD&A | Consolidated Results of Operations
Legislative Assessments
The table below displays the components of our legislative assessments.

Legislative Assessments
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in millions)
TCCA fees(1)	$850	$855	$2,552	$2,570
FHFA assessments(2)	31	42	93	123
Affordable housing allocations:(3)
Treasury’s Capital Magnet Fund	15	16	50	42
HUD’s Housing Trust Fund	28	30	94	78
Total affordable housing allocations	43	46	144	120
Total legislative assessments	$924	$943	$2,789	$2,813
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
(3)Affordable housing allocations relates to the GSE Act requirement to set aside each year an amount equal to 4.2 basis points of the UPB of our new business purchases and to pay this amount to specified U.S. Department of Housing and Urban Development (“HUD”) and Treasury funds in support of affordable housing. In March 2026, we paid $171 million to the HUD and Treasury funds based on $408.2 billion in new business purchases in 2025. For the first nine months of 2026, we recognized expenses of $144 million related to this obligation based on $343.5 billion in new business purchases during the period. We expect to pay this amount to the funds in 2027, plus additional amounts to be accrued based on our new business purchases in the fourth quarter of 2026.
Other Income (Expense), Net
Other expense, net decreased by $285 million in the first nine months of 2026 compared with the first nine months of 2025. This decrease was primarily driven by an increase in benefits we expect to receive from our multifamily freestanding credit enhancements resulting from the larger multifamily provision for credit losses in the first nine months of 2026 compared with the first nine months of 2025. Also contributing to the decrease was a decrease in single-family foreclosed property expense. These decreases were partially offset by an increase in multifamily property foreclosure expense, as described further in "Business Segment Financial Results."
Other Comprehensive Income (Loss), Net
The increase in other comprehensive loss for the third quarter and first nine months of 2026 compared with the third quarter and first nine months of 2025 was primarily driven by increased unrealized losses on our fixed-rate U.S. Treasury security investments designated as AFS in our corporate liquidity portfolio, reflecting increases in interest rates and, for the first nine months of 2026, higher average balances of these investments. Pursuant to our interest rate risk management strategy, we increased our investments in these U.S. Treasury securities during the first nine months of 2026. Rising interest rates in the third quarter of 2026 decreased the fair value of these investments, resulting in unrealized losses recorded in accumulated other comprehensive income (loss). See “Liquidity and Capital Management—Liquidity Management—Corporate Liquidity Portfolio” and “Risk Management—Market Risk Management, including Interest-Rate Risk Management” for additional information. Also see “Note 6, Investments in Securities” for additional information.

Fannie Mae Third Quarter 2026 Form 10-Q	12

MD&A | Consolidated Balance Sheet Analysis
Consolidated Balance Sheet Analysis

This section discusses our condensed consolidated balance sheets and should be read together with our condensed consolidated financial statements and the accompanying notes.

Summary of Condensed Consolidated Balance Sheets
	As of
	September 30, 2026	December 31, 2025	Variance
	(Dollars in millions)
Assets
Cash	$10,918	$11,452	$(534)
Restricted cash	25,425	31,131	(5,706)
Securities purchased under agreements to resell	33,450	45,650	(12,200)
Investments in securities, at fair value	100,723	69,889	30,834
Mortgage loans:
Of Fannie Mae	66,945	58,173	8,772
Of consolidated trusts	4,049,101	4,069,504	(20,403)
Allowance for loan losses	(9,415)	(8,364)	(1,051)
Mortgage loans, net of allowance for loan losses	4,106,631	4,119,313	(12,682)
Deferred tax assets, net	9,707	9,828	(121)
Other assets	31,033	30,275	758
Total assets	$4,317,887	$4,317,538	$349
Liabilities and equity
Debt:
Of Fannie Mae	$168,731	$127,289	$41,442
Of consolidated trusts	4,000,518	4,053,140	(52,622)
Other liabilities	29,001	28,097	904
Total liabilities	4,198,250	4,208,526	(10,276)
Total stockholders’ equity	119,637	109,012	10,625
Total liabilities and equity	$4,317,887	$4,317,538	$349
Restricted Cash
The decrease in restricted cash from December 31, 2025 to September 30, 2026, was primarily driven by a decrease in prepayments of loans held in consolidated trusts, resulting in lower cash balances held in trusts at period end. For information on our accounting policy for restricted cash, see “Note 1, Summary of Significant Accounting Policies” in our 2025 Form 10-K.
Securities Purchased Under Agreements to Resell
The decrease in securities purchased under agreements to resell from December 31, 2025 to September 30, 2026, was primarily due to maturities, with proceeds reinvested into agency MBS investments held in our retained mortgage portfolio. See “Retained Mortgage Portfolio” for additional information.
Investments in Securities, at Fair Value
The primary driver of the increase in investments in securities, at fair value, from December 31, 2025 to September 30, 2026, was purchases of U.S. Treasury securities held in our corporate liquidity portfolio and agency MBS securities held in our retained mortgage portfolio. See “Note 6, Investments in Securities,” “Retained Mortgage Portfolio,” and “Liquidity and Capital Management—Liquidity Management—Corporate Liquidity Portfolio" for additional information.
Mortgage Loans, Net of Allowance for Loan Losses
The mortgage loans reported in our condensed consolidated balance sheets are classified as either held for sale (“HFS”) or held for investment (“HFI”) and include loans owned by Fannie Mae and loans held in consolidated trusts.

Fannie Mae Third Quarter 2026 Form 10-Q	13

MD&A | Consolidated Balance Sheet Analysis
The decrease in mortgage loans, net of allowance for loan losses, from December 31, 2025 to September 30, 2026, was primarily driven by loan paydowns and liquidations from our single-family guaranty book of business outpacing acquisitions. This was partially offset by an increase in our multifamily guaranty book of business.
For additional information on our mortgage loans, see “Note 4, Mortgage Loans,” and for additional information on changes in our allowance for loan losses, see “Note 5, Allowance for Credit Losses.”
Debt
The increase in debt of Fannie Mae from December 31, 2025 to September 30, 2026 was primarily driven by long-term debt issuances to support balance sheet growth and to replace debt scheduled to mature. The decrease in debt of consolidated trusts from December 31, 2025 to September 30, 2026 was primarily driven by an increase in Fannie Mae MBS held in our retained mortgage portfolio and liquidations of single-family Fannie Mae MBS outpacing issuances. Purchases of Fannie Mae MBS from consolidated trusts for our retained mortgage portfolio result in the derecognition of related balances in debt of consolidated trusts. See “Liquidity and Capital Management—Liquidity Management—Debt Funding” for a summary of activity in debt of Fannie Mae and information on our outstanding short-term and long-term debt. Also see “Note 8, Short-Term and Long-Term Debt” for additional information on our total outstanding debt.
Stockholders’ Equity
Our stockholders’ equity (also referred to as our net worth) increased to $119.6 billion as of September 30, 2026, compared with $109.0 billion as of December 31, 2025, due to the $10.6 billion in total comprehensive income recognized during the first nine months of 2026. See “Consolidated Results of Operations” for additional information on the activity during the period impacting our total comprehensive income.
Retained Mortgage Portfolio

Our retained mortgage portfolio consists of mortgage loans and mortgage-related securities that we own, including Fannie Mae MBS and non-Fannie Mae mortgage-related securities. It excludes the portion of assets held by consolidated MBS trusts that back securities owned by third parties.
We classify our retained mortgage portfolio into three categories:
•Agency MBS investments and lender liquidity consists of agency MBS we have purchased for investment purposes and mortgage-related assets related to our portfolio securitization activities, which provide liquidity to the single-family and multifamily mortgage markets.
•Loss mitigation consists of delinquent mortgage loans we purchased from our MBS trusts to support certain loss mitigation efforts.
•Other primarily consists of legacy assets that we purchased for investment purposes prior to our entry into conservatorship in 2008.

Fannie Mae Third Quarter 2026 Form 10-Q	14

MD&A | Retained Mortgage Portfolio
The following table displays the components of our retained mortgage portfolio, based on UPB. Depending on the nature of the asset, these balances are reported as either mortgage loans or mortgage-related securities in our condensed consolidated balance sheets. For mortgage-related securities, purchases of Fannie Mae MBS for our retained mortgage portfolio result in the derecognition of related balances in debt of consolidated trusts, and therefore remain in “Mortgage loans, net of allowance for loan losses,” while purchases of non-Fannie Mae MBS are included in “Investments in securities, at fair value.”

Retained Mortgage Portfolio
	As of
	September 30, 2026	December 31, 2025
	(Dollars in millions)
Agency MBS investments and lender liquidity:
Agency securities(1)	$108,776	$70,416
Mortgage loans	12,844	7,821
Total agency MBS investments and lender liquidity	121,620	78,237
Loss mitigation mortgage loans(2)	54,522	48,594
Other:
Reverse mortgage loans and securities(3)	2,324	2,709
Other mortgage loans and securities(4)	1,762	2,921
Total other	4,086	5,630
Total retained mortgage portfolio	$180,228	$132,461

Retained mortgage portfolio by segment:
Single-family mortgage loans and mortgage-related securities	$162,960	$123,426
Multifamily mortgage loans and mortgage-related securities	$17,268	$9,035
(1)Consists of Fannie Mae, Freddie Mac and Ginnie Mae mortgage-related securities, including Freddie Mac securities guaranteed by Fannie Mae. Excludes Fannie Mae and Ginnie Mae reverse mortgage securities and Fannie Mae-wrapped private-label securities.
(2)Includes single-family loans on nonaccrual status of $14.7 billion and $12.7 billion as of September 30, 2026 and December 31, 2025, respectively. Also includes multifamily loans on nonaccrual status of $3.1 billion and $3.0 billion as of September 30, 2026 and December 31, 2025, respectively.
(3)Includes Fannie Mae and Ginnie Mae reverse mortgage securities.
(4)Other mortgage loans primarily includes single-family loans that are not included in the loss mitigation or agency MBS investments and lender liquidity categories and multifamily loans on accrual status. Other mortgage securities primarily includes private-label securities and mortgage revenue bonds.
The retained mortgage portfolio increased $47.8 billion in the first nine months of 2026 to $180.2 billion as of September 30, 2026. The increase was primarily driven by our acquisition of agency MBS for investment purposes following FHFA’s January 2026 increase to our agency MBS investment limit to allow us to further support the secondary mortgage market, while generating viable economic returns. Our agency MBS investments may fluctuate based on market conditions and other purchases for our retained mortgage portfolio, such as purchases of loans from our MBS trusts for loss mitigation purposes and to facilitate lender liquidity, as well as other factors.
The amount of mortgage assets that we may own is capped at $225 billion under the terms of our senior preferred stock purchase agreement with Treasury. We are also subject to specified limitations on the composition of our retained mortgage portfolio pursuant to FHFA guidance, which are described in “MD&A—Retained Mortgage Portfolio” in our 2025 Form 10-K.
For the purpose of complying with the senior preferred stock purchase agreement mortgage assets cap and related FHFA instructions, we include 10% of the notional value of the interest-only securities we hold in calculating the size of the retained mortgage portfolio. As of September 30, 2026, 10% of the notional value of our interest-only securities was $2.6 billion, which is not included in the table above.
Under the terms of our MBS trust documents, we have the option or, in some instances, the obligation, to purchase mortgage loans that meet specific criteria from an MBS trust. FHFA has also provided us with instructions on our single-family delinquent loan buyout policy. The purchase price for these loans is the UPB of the loans plus accrued interest. In support of our loss mitigation strategies, we purchased $11.9 billion of loans from our single-family MBS trusts in the first nine months of 2026, the substantial majority of which were delinquent, compared with $11.7 billion of loans in the first nine months of 2025.

Fannie Mae Third Quarter 2026 Form 10-Q	15

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
We and Freddie Mac each issue single-family UMBS. In some instances, our MBS are resecuritizations of securities backed in whole or in part by Freddie Mac-issued UMBS, in which case our guaranty extends to the underlying Freddie Mac securities, shown as “Freddie Mac securities guaranteed by Fannie Mae” in the table below. The Freddie Mac securities guaranteed by Fannie Mae are included in “Total Fannie Mae guarantees,” but excluded from our “guaranty book of business” because Freddie Mac continues to guarantee the payment of principal and interest on the underlying Freddie Mac securities.
We present our guaranty book of business in this section and in our Monthly Summary reports available on our website based on the UPB of our MBS outstanding. In the “Single-Family Business” and “Multifamily Business” sections, we present our single-family conventional guaranty book of business and our multifamily guaranty book of business based on the UPB of mortgage loans underlying our MBS. The difference between these two measures, which is generally less than 1%, is primarily the result of payments we receive on underlying loans that have not yet been paid to the MBS holders or instances where we have advanced missed borrower payments on mortgage loans to make required distributions to MBS holders. Using these two presentations allows us to base the disclosure in this section and in our Monthly Summary reports on the MBS measurement, and disclosures about the composition of loans in our guaranty book of business on the loan measurement. Information in our Monthly Summary reports is not incorporated by reference into this report.
The table below displays the composition of our guaranty book of business and our total Fannie Mae guarantees based on UPB.

Composition of Fannie Mae Guaranty Book of Business
	As of
	September 30, 2026			December 31, 2025
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Conventional guaranty book of business	$3,573,348	$548,624	$4,121,972	$3,592,548	$537,832	$4,130,380
Government guaranty book of business	4,196	430	4,626	4,732	473	5,205
Guaranty book of business	3,577,544	549,054	4,126,598	3,597,280	538,305	4,135,585
Freddie Mac securities guaranteed by Fannie Mae(1)	173,565	—	173,565	184,345	—	184,345
Total Fannie Mae guarantees	$3,751,109	$549,054	$4,300,163	$3,781,625	$538,305	$4,319,930
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

Fannie Mae Third Quarter 2026 Form 10-Q	16

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

Business Segment Financial Results(1)
	For the Three Months Ended September 30,
	2026		2025		Segment Variance
	Single-Family	Multifamily	Single-Family	Multifamily	Single-Family	Multifamily
	(Dollars in millions)
Net interest income(2)	$6,268	$1,291	$5,992	$1,192	$276	$99
Fee and other income	68	24	104	19	(36)	5
Net revenues	6,336	1,315	6,096	1,211	240	104
Fair value gains (losses), net	658	(28)	(22)	35	680	(63)
Investment gains (losses), net	92	2	127	(7)	(35)	9
Other gains (losses), net	750	(26)	105	28	645	(54)
(Provision) benefit for credit losses	(694)	(446)	(269)	(69)	(425)	(377)
Non-interest expense:
Administrative expenses(3)	(630)	(154)	(669)	(150)	39	(4)
Legislative assessments(4)	(912)	(12)	(929)	(14)	17	2
Credit enhancement expense(5)	(289)	(82)	(330)	(79)	41	(3)
Other income (expense), net(6)	(107)	63	(129)	33	22	30
Total non-interest expense	(1,938)	(185)	(2,057)	(210)	119	25
Income before federal income taxes	4,454	658	3,875	960	579	(302)
Provision for federal income taxes	(812)	(123)	(790)	(186)	(22)	63
Net income	$3,642	$535	$3,085	$774	$557	$(239)

	For the Nine Months Ended September 30,
	2026		2025		Segment Variance
	Single-Family	Multifamily	Single-Family	Multifamily	Single-Family	Multifamily
	(Dollars in millions)
Net interest income(2)	$18,494	$3,756	$17,850	$3,490	$644	$266
Fee and other income	182	64	238	55	(56)	9
Net revenues	18,676	3,820	18,088	3,545	588	275
Fair value gains (losses), net	699	(24)	257	90	442	(114)
Investment gains (losses), net	(115)	(15)	108	(8)	(223)	(7)
Other gains (losses), net	584	(39)	365	82	219	(121)
(Provision) benefit for credit losses	(1,023)	(879)	(1,030)	(278)	7	(601)
Non-interest expense:
Administrative expenses(3)	(1,881)	(459)	(2,168)	(490)	287	31
Legislative assessments(4)	(2,754)	(35)	(2,767)	(46)	13	11
Credit enhancement expense(5)	(847)	(243)	(1,055)	(233)	208	(10)
Other income (expense), net(6)	(284)	129	(433)	(7)	149	136
Total non-interest expense	(5,766)	(608)	(6,423)	(776)	657	168
Income before federal income taxes	12,471	2,294	11,000	2,573	1,471	(279)
Provision for federal income taxes	(2,492)	(394)	(2,261)	(475)	(231)	81
Net income	$9,979	$1,900	$8,739	$2,098	$1,240	$(198)

Fannie Mae Third Quarter 2026 Form 10-Q	17

MD&A | Business Segments Financial Results
(1)During the third quarter of 2026, we revised our allocation methodology between our Single-Family and Multifamily business segments. See “Note 10, Segment Reporting” for information about our segment allocation methodology.
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
Net Interest Income
(Dollars in millions)
Single-Family
Net interest income increased $276 million in the third quarter of 2026 compared with the third quarter of 2025, and $644 million in the first nine months of 2026 compared with the first nine months of 2025, primarily driven by higher net interest income from portfolios, higher base guaranty fee income and higher net deferred guaranty fee income.
Multifamily
Net interest income increased $99 million in the third quarter of 2026 compared with the third quarter of 2025, and $266 million in the first nine months of 2026 compared with the first nine months of 2025. The increase was primarily driven by higher net interest income from portfolios, reflecting acquisitions of agency MBS. It also reflected higher guaranty fee income resulting from growth in our multifamily guaranty book of business. These increases were partially offset by lower average charged guaranty fees on our multifamily guaranty book of business.

Fannie Mae Third Quarter 2026 Form 10-Q	18

MD&A | Business Segments Financial Results
Fair Value Gains (Losses), Net
(Dollars in millions)
Fair value gains (losses), net for the third quarter and first nine months of 2026 were primarily driven by activity within our Single-Family segment. See “Consolidated Results of Operations—Fair Value Gains (Losses), Net” for a discussion of our consolidated fair value gains (losses). See “Note 10, Segment Reporting—Segment Allocations and Results” for information about changes to our segment allocation methodology for fair value gains (losses).
Other Income (Expense), Net
(Dollars in millions)
Single-Family
Other expense, net decreased by $149 million in the first nine months of 2026 compared with the first nine months of 2025, primarily due to a decrease in our foreclosed property expense as a result of lower repair costs and increased gains on sales of foreclosed properties.
Multifamily
We had other income, net of $129 million for the first nine months of 2026, compared with other expense, net of $7 million for the first nine months of 2025. Other income for the first nine months of 2026 was primarily driven by an increase in benefits we expect to receive from our multifamily freestanding credit enhancements resulting from the larger multifamily provision for credit losses in the first nine months of 2026. This increase was partially offset by higher foreclosed property expense driven by weaker property valuations on multifamily real estate owned (“REO”) properties.
Single-Family Business

This section supplements and updates information regarding our Single-Family business segment in our 2025 Form 10-K. See “MD&A—Single-Family Business” in our 2025 Form 10-K for additional information regarding the primary business activities, lenders, investors and competition of our Single-Family business.

Fannie Mae Third Quarter 2026 Form 10-Q	19

MD&A | Single-Family Business | Single-Family Mortgage Market
Single-Family Mortgage Market
Existing single-family home sales decreased to an average of 3.99 million units annualized in the third quarter of 2026, compared with 4.05 million units annualized in the third quarter of 2025, as reported by the National Association of REALTORS®. According to the U.S. Census Bureau, new single-family home sales averaged 668,000 units annualized in the third quarter of 2026, compared with 687,000 units annualized in the third quarter of 2025.
The U.S. weekly average 30-year fixed mortgage rate was 7.03% as of September 24, 2026, compared with 6.30% as of September 25, 2025, and averaged 6.68% in the third quarter of 2026, compared with 6.57% in the third quarter of 2025, according to Freddie Mac’s Primary Mortgage Market Survey®.
Single-family mortgage market originations increased slightly from an estimated $511 billion in the third quarter of 2025 to an estimated $513 billion in the third quarter of 2026. According to the October forecast from our Economic and Strategic Research Group, total originations in the U.S. single-family mortgage market in 2026 are forecasted to increase from 2025 levels by approximately 5%, from an estimated $1.99 trillion in 2025 to $2.09 trillion in 2026, and the amount of refinance originations in the U.S. single-family mortgage market are forecasted to increase from an estimated $578 billion in 2025 to $655 billion in 2026. Our Economic and Strategic Research Group’s October forecast is based on data available as of October 12, 2026. See “Key Market Economic Indicators” in our 2025 Form 10-K and this report for additional discussion of how housing activity can affect our financial results and the uncertainties that may affect our forecasts and expectations.
Single-Family Mortgage-Related Securities Issuances Share
Our single-family Fannie Mae MBS issuances were $90.2 billion for the third quarter of 2026, compared with $90.1 billion for the third quarter of 2025. Based on the latest data available, the charts below display our estimated share of single-family mortgage-related securities issuances as compared with that of our primary competitors for the issuance of single-family mortgage-related securities for the periods indicated.
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

Fannie Mae Third Quarter 2026 Form 10-Q	20

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
Our single-family conventional loan acquisition volume was relatively flat in the third quarter of 2026 compared to the third quarter of 2025. Housing affordability constraints, limited supply, market competition, and the elevated interest rate environment continued to put pressure on the volume of loans we acquired.
Average charged guaranty fee on newly acquired conventional single-family loans and average charged guaranty fee on the single-family guaranty book of business are metrics management uses to measure the amount we earn as compensation for the credit risk we manage and to assess our return. Average charged guaranty fee represents, on an annualized basis, the average of the base guaranty fees charged during the period for our single-family conventional guaranty arrangements, which we receive monthly over the life of the loan, plus the recognition of any upfront cash payments, including loan-level price adjustments, based on an estimated average life at the time of acquisition.
Our average charged guaranty fee on newly acquired conventional single-family loans, net of TCCA fees, decreased in the third quarter of 2026 compared with the third quarter of 2025, primarily as a result of a shift in the mix and profile of loans we acquired. Our average charged guaranty fee on the single-family guaranty book of business increased in the third quarter of 2026 compared with the third quarter of 2025 as a result of higher average charged fees on our acquisitions for the twelve months ended September 30, 2026 as compared with the loans that liquidated from the book during this period.
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

Fannie Mae Third Quarter 2026 Form 10-Q	21

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
Single-Family Acquisition and Servicing Policies and Underwriting and Servicing Standards
New Credit Score Models and Pricing Change
Fannie Mae uses credit scores to provide a foundation for risk-based pricing and support disclosures to investors. In April 2026, we updated our Selling Guide to allow for two new credit score models—VantageScore® 4.0 and FICO® Score 10T—in addition to the classic FICO® Score from Fair Isaac Corporation that we already use as a credit score model.
In September 2026, we expanded the availability of VantageScore 4.0 to all Fannie Mae-approved lenders for eligible loans, following the initial limited lender rollout beginning in April 2026. VantageScore 4.0 and classic FICO use different credit scoring models, including differences in the credit information considered and how that information is evaluated. As a result, scores generated by the two models may differ and may not be directly comparable.
Effective October 1, 2026, we updated our loan-level price adjustment matrix to apply the same pricing adjustments to loans using either VantageScore 4.0 or classic FICO. The adoption of VantageScore 4.0 and the alignment of loan-level pricing adjustments across credit scoring models could affect the composition and credit characteristics of loans we acquire, as well as lower the amount of guaranty fees we receive on newly acquired loans.
We continue to work on the implementation of FICO Score 10T and plan to make it available at a later date, with advance notice and implementation guidance to come before launch. To support the industry transitioning to the new credit score models, in July 2026 we published on our website historical credit score data for FICO Score 10T and additional credit score data for VantageScore 4.0 for loans acquired during specified periods. Loans originated using VantageScore 4.0 remain subject to existing tri-merge credit report requirements.
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

Fannie Mae Third Quarter 2026 Form 10-Q	22

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management

Key Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business(1)
	Percent of Single-Family Conventional Business Volume at Acquisition(2)				Percent of Single-Family Conventional Guaranty Book of Business(3) As of
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025	September 30, 2026	December 31, 2025
Original LTV ratio:(4)
<= 60%	16%	17%	18%	17%	23%	23%
60.01% to 70%	10	10	11	11	14	14
70.01% to 80%	32	33	32	33	33	33
80.01% to 90%	15	15	15	15	12	12
90.01% to 95%	19	18	17	17	13	13
95.01% to 100%	8	7	7	7	5	5
Greater than 100%	—	—	—	—	—	—
Total	100%	100%	100%	100%	100%	100%
Weighted average	78%	77%	77%	77%	74%	74%
Average loan amount	$339,254	$336,504	$349,746	$334,654	$212,420	$210,595
Loan count (in thousands)	260	268	853	713	16,769	16,949
Estimated mark-to-market LTV ratio:(5)
<= 60%					66%	67%
60.01% to 70%					11	11
70.01% to 80%					11	11
80.01% to 90%					7	7
90.01% to 100%					5	4
Greater than 100%					*	*
Total					100%	100%
Weighted average					51%	51%
Credit score at origination:(6)
Classic FICO
< 620	2%	* %	2%	* %	* %	* %
620 to < 660	2	4	3	3	3	3
660 to < 680	3	3	3	3	4	4
680 to < 700	5	5	4	5	6	6
700 to < 740	16	18	16	18	19	19
>= 740	66	70	70	71	68	68
VantageScore 4.0(7)	6	N/A	2	N/A	*	N/A
Total	100%	100%	100%	100%	100%	100%
Weighted average classic FICO	755	756	756	756	753	753
Debt-to-income (“DTI”) ratio at origination:(8)
<= 43%	63%	62%	65%	63%	72%	73%
43.01% to 45%	10	10	10	10	9	9
Greater than 45%	27	28	25	27	19	18
Total	100%	100%	100%	100%	100%	100%
Weighted average	38%	38%	38%	38%	36%	36%

Fannie Mae Third Quarter 2026 Form 10-Q	23

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management

	Percent of Single-Family Conventional Business Volume at Acquisition(2)				Percent of Single-Family Conventional Guaranty Book of Business(3) As of
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025	September 30, 2026	December 31, 2025
Product type:
Fixed-rate:(9)
Long-term	93%	93%	91%	93%	91%	90%
Intermediate-term	5	5	6	5	8	9
Total fixed-rate	98	98	97	98	99	99
Adjustable-rate	2	2	3	2	1	1
Total	100%	100%	100%	100%	100%	100%
Number of property units:
1 unit	98%	97%	98%	97%	97%	97%
2-4 units	2	3	2	3	3	3
Total	100%	100%	100%	100%	100%	100%
Property type:
Single-family homes	93%	92%	92%	92%	91%	91%
Condo/Co-op	7	8	8	8	9	9
Total	100%	100%	100%	100%	100%	100%
Occupancy type:
Primary residence	96%	95%	96%	94%	92%	92%
Second/vacation home	1	1	1	2	3	3
Investor	3	4	3	4	5	5
Total	100%	100%	100%	100%	100%	100%
Loan purpose:
Purchase	79%	80%	66%	78%	51%	50%
Cash-out refinance	11	10	11	11	18	19
Other refinance	10	10	23	11	31	31
Total	100%	100%	100%	100%	100%	100%
Geographic concentration:(10)
Midwest	18%	18%	17%	17%	14%	14%
Northeast	17	16	15	15	16	16
Southeast	26	25	26	25	23	23
Southwest	21	22	22	23	20	20
West	18	19	20	20	27	27
Total	100%	100%	100%	100%	100%	100%
Origination year:
2020 and prior					37%	40%
2021					25	26
2022					11	12
2023					5	6
2024					7	8
2025					8	8
2026					7	—
Total					100%	100%
*    Represents less than 0.5% of single-family conventional business volume or guaranty book of business.

Fannie Mae Third Quarter 2026 Form 10-Q	24

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
(5)The aggregate estimated mark-to-market LTV ratio is based on the UPB of the loan as of the end of each reported period divided by the estimated current value of the property, which we calculate using an internal valuation model that is used in our home price forecast to estimate periodic changes in home value. Excludes loans for which this information is not readily available.
(6)Credit score at origination is presented based on the score used for loan pricing and eligibility at the time of loan delivery. Excludes loans for which either classic FICO or VantageScore 4.0 credit scores were unavailable, which represented less than 0.5% of single-family conventional business volume or guaranty book of business.
(7)Credit score distributions are not presented for VantageScore 4.0 loans because such loans represented only 6% of acquisitions for the third quarter of 2026 and 2% of acquisitions for the first nine months of 2026. We did not acquire any loans using VantageScore 4.0 credit scores in 2025.
(8)Excludes loans for which this information is not readily available.
(9)Long-term fixed-rate consists of mortgage loans with maturities greater than 15 years, while intermediate-term fixed-rate loans have maturities equal to or less than 15 years.
(10)Midwest consists of IL, IN, IA, MI, MN, NE, ND, OH, SD and WI. Northeast consists of CT, DE, ME, MA, NH, NJ, NY, PA, PR, RI, VT and VI. Southeast consists of AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA and WV. Southwest consists of AZ, AR, CO, KS, LA, MO, NM, OK, TX and UT. West consists of AK, CA, GU, HI, ID, MT, NV, OR, WA and WY.
The percentage of loans we acquired with FICO credit scores less than 620 increased to 2% of our single-family loan acquisitions in the third quarter of 2026, from less than 0.5% of our third quarter 2025 single-family loan acquisitions, due to our removal of the 620 minimum FICO credit score requirement for loans submitted to Desktop Underwriter® (DU®) effective in November 2025; the 620 minimum credit score requirement was replaced with a minimum credit risk standard based on the credit risk factor evaluation within the DU credit risk assessment.
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
Single-Family Problem Loan Management
Overview
Our problem loan management strategies focus primarily on reducing defaults to avoid losses that would otherwise occur and pursuing foreclosure alternatives to mitigate the severity of the losses we incur. See “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Problem Loan Management” in our 2025 Form 10-K for a discussion of delinquency statistics on our problem loans, efforts undertaken to manage our problem loans, metrics regarding our loan workout activities, REO management and other single-family credit-related information. The discussion below updates some of that information. We also provide ongoing credit performance information on loans underlying single-family Fannie Mae MBS and loans covered by single-family credit risk transfer transactions. For loans backing Fannie Mae MBS, see the “Forbearance and Delinquency Dashboard” available in the MBS section of our Data Dynamics® tool, which is available at www.fanniemae.com/datadynamics. For loans covered by credit risk transfer transactions, see the “Deal Performance Data” report available in the Connecticut Avenue Securities® (“CAS”) and Credit Insurance Risk Transfer™ (“CIRT™”) sections of the tool. Information on our website is not incorporated into this report. Information in Data Dynamics may differ from similar measures presented in our financial statements and other public disclosures for a variety of reasons, including as a result of variations in the loan population covered, timing differences in reporting and other factors.
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

Fannie Mae Third Quarter 2026 Form 10-Q	25

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
The table below displays information about loans in our single-family conventional guaranty book of business covered by one or more forms of credit enhancement, including mortgage insurance or a credit risk transfer transaction. The risk in force of our back-end single-family credit risk transfer transactions, which refers to the maximum amount of losses that could be absorbed by credit risk transfer investors, was approximately $37 billion as of September 30, 2026, compared with approximately $39 billion as of December 31, 2025. Our mortgage insurance risk in force, which refers to our maximum potential loss recovery under the applicable mortgage insurance policies in force, was approximately $203 billion as of September 30, 2026, compared with approximately $201 billion as of December 31, 2025.

Single-Family Loans with Credit Enhancement
	As of
	September 30, 2026		December 31, 2025
	UPB	Percentage of Single-Family Conventional Guaranty Book of Business	UPB	Percentage of Single-Family Conventional Guaranty Book of Business
	(Dollars in billions)
Primary mortgage insurance	$759	21%	$756	21%
Connecticut Avenue Securities	829	23	859	24
Credit Insurance Risk Transfer	417	12	418	12
Other	24	1	28	1
Less: Loans covered by multiple credit enhancements	(402)	(11)	(398)	(11)
Total single-family loans with credit enhancement	$1,627	46%	$1,663	47%
See “MD&A—Single-Family Business—Single-Family Credit Enhancement and Transfer of Mortgage Credit Risk" in our 2025 Form 10-K for information about our single-family loans without credit enhancements.
Transfer of Mortgage Credit Risk
In addition to primary mortgage insurance, our Single-Family business has developed other risk-sharing capabilities to transfer portions of our single-family mortgage credit risk to the private market. Our two primary single-family credit risk transfer programs are CAS and CIRT™. For a description of our single-family credit risk transfer transactions, see "MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Credit Enhancement and Transfer of Mortgage Credit Risk" in our 2025 Form 10-K.
In the first nine months of 2026, we transferred a portion of the mortgage credit risk on single-family mortgage loans with a UPB of $127.5 billion at the time of the transactions.
We provide a portion of the guaranty fee to investors in our credit risk transfer transactions as compensation for their taking on a share of the credit risk of the related loans. We record the substantial majority of expenses related to our credit risk transfer transactions in “Credit enhancement expense” within our condensed consolidated statements of operations and comprehensive income.

Fannie Mae Third Quarter 2026 Form 10-Q	26

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

Delinquency Status and Activity of Single-Family Conventional Loans
	As of
	September 30, 2026	December 31, 2025	September 30, 2025
Delinquency status:
30 to 59 days delinquent	1.09%	1.05%	1.00%
60 to 89 days delinquent	0.30	0.30	0.27
Seriously delinquent (“SDQ”):	0.62	0.58	0.54
Percentage of SDQ loans that have been delinquent for more than 180 days	45	43	45
Percentage of SDQ loans that have been delinquent for more than two years	5	4	5

	For the Nine Months Ended September 30,
	2026	2025
Single-family SDQ loans (number of loans):
Beginning balance	97,885	97,129
Additions	148,909	135,778
Removals:
Modifications and other loan workouts	(56,480)	(60,234)
Liquidations and sales	(22,690)	(32,986)
Cured or less than 90 days delinquent	(64,369)	(47,761)
Total removals	(143,539)	(140,981)
Ending balance	103,255	91,926
While our single-family serious delinquency rate remained near historically low levels at 0.62% as of September 30, 2026, it increased by 4 basis points from December 31, 2025, and by 8 basis points from September 30, 2025, primarily driven by higher additions to the seriously delinquent loan population. We believe these additions were driven in part by adverse macroeconomic conditions, such as higher interest rates and persistent inflation, which can strain household budgets, particularly for lower income borrowers. These and other macroeconomic conditions, such as expected slower home price growth, could further negatively affect the credit performance of loans in our single-family guaranty book of business, potentially resulting in higher delinquencies or a further increase in our single-family serious delinquency rate. For information about factors that affect our single-family serious delinquency rate, see “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Problem Loan Management” in our 2025 Form 10-K. See “Note 11, Concentrations of Credit Risk” and the table below for additional information on the delinquency status and serious delinquency rates for specified loan categories of our single-family conventional guaranty book of business.

Fannie Mae Third Quarter 2026 Form 10-Q	27

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
The table below displays the serious delinquency rates for, and the percentage of our seriously delinquent single-family conventional loans represented by, the specified loan categories.

Single-Family Conventional Seriously Delinquent Loan Concentration Analysis
	As of
	September 30, 2026			December 31, 2025			September 30, 2025
	Percentage of Book Outstanding(1)	Percentage of Seriously Delinquent Loans(2)	Serious Delinquency Rate	Percentage of Book Outstanding(1)	Percentage of Seriously Delinquent Loans(2)	Serious Delinquency Rate	Percentage of Book Outstanding(1)	Percentage of Seriously Delinquent Loans(2)	Serious Delinquency Rate
States:
California	18%	10%	0.47%	18%	10%	0.44%	18%	9%	0.43%
Florida	6	10	0.91	6	10	0.85	6	10	0.81
Illinois	3	5	0.73	3	5	0.73	3	5	0.68
New York	4	5	0.82	4	5	0.78	4	6	0.75
Texas	8	10	0.78	8	10	0.74	8	10	0.68
All other states	61	60	0.58	61	60	0.54	61	60	0.50
Estimated mark-to-market LTV ratio:
<= 60%	66	62	0.49	67	64	0.47	68	66	0.45
60.01% to 70%	11	13	1.04	11	14	0.98	11	14	0.92
70.01% to 80%	11	11	0.92	11	10	0.88	10	10	0.81
80.01% to 90%	7	8	1.13	7	7	1.03	7	7	0.94
90.01% to 100%	5	5	1.16	4	4	0.98	4	3	0.87
Greater than 100%	*	1	4.39	*	1	3.46	*	*	3.46
Credit enhanced:(3)
Primary MI & other(4)	21	35	1.36	21	35	1.26	21	35	1.16
Credit risk transfer(5)	36	31	0.68	37	32	0.63	37	32	0.57
Non-credit enhanced	54	49	0.47	53	48	0.45	53	49	0.42
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
(3)The credit-enhanced categories are not mutually exclusive. A loan with primary mortgage insurance that is also covered by a credit risk transfer transaction will be included in both the “Primary MI & other” category and the “Credit risk transfer” category. As a result, the “Credit enhanced” and “Non-credit enhanced” categories do not sum to 100%. The total percentage of our single-family conventional guaranty book of business with some form of credit enhancement as of September 30, 2026 was 46%.
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

Fannie Mae Third Quarter 2026 Form 10-Q	28

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
The chart below displays the UPB of our completed single-family loan workouts by type, as well as the number of loan workouts. This table does not include loans in an active forbearance arrangement, trial modifications, and repayment plans that have been initiated but not completed. As of September 30, 2026, the UPB of single-family loans in forbearance was $6.3 billion, compared with $7.5 billion as of December 31, 2025.
Completed Loan Workout Activity
(Dollars in billions)
(1)Excludes approximately 21,100 loans and 22,300 loans in a trial modification period that was not yet complete as of September 30, 2026 and 2025, respectively.
(2)Other was $776 million and $714 million for the first nine months of 2026 and the first nine months of 2025, respectively. Other includes repayment plans and foreclosure alternatives. Repayment plans reflect only those plans associated with loans that were 60 days or more delinquent at the execution of the plan.
Single-Family REO Management
If a loan defaults, we may acquire the property through foreclosure or a deed-in-lieu of foreclosure. The table below displays our REO activity by region. Regional REO acquisition trends generally follow a pattern that is similar to, but lags, that of regional delinquency trends.

Single-Family REO Properties
	For the Nine Months Ended September 30,
	2026	2025
Single-family REO properties (number of properties):
Beginning of period inventory of single-family REO properties(1)	4,519	5,895
Acquisitions by geographic area:(2)
Midwest	859	517
Northeast	301	252
Southeast	997	556
Southwest	1,081	556
West	511	268
Total REO acquisitions(1)	3,749	2,149
Dispositions of REO	(2,793)	(3,548)
End of period inventory of single-family REO properties(1)	5,475	4,496
Carrying value of single-family REO properties (dollars in millions)	$1,103	$831
Single-family foreclosure rate(3)	0.03%	0.02%
REO net sales price to UPB(4)	107%	140%
REO net sales price to UPB and costs to repair(5)	82%	82%
Short sales net sales price to UPB(6)	81%	84%

Fannie Mae Third Quarter 2026 Form 10-Q	29

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
(1)Consists of held-for sale and held-for-use properties, which are reported in our condensed consolidated balance sheets as a component of “Other assets.”
(2)See footnote 10 to the “Key Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business” table for states included in each geographic region.
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
The increase in single-family REO properties in the first nine months of 2026 compared with the first nine months of 2025 was primarily driven by higher REO acquisitions during the period. Foreclosure activity continued to rise from the unusually low levels seen during the pandemic. In addition, a smaller share of foreclosed properties were sold to third parties. Because properties sold to third parties at foreclosure do not enter our REO inventory, this also contributed to the increase in REO acquisitions.
Our REO net sales price to UPB, excluding costs to repair, declined to 107% for the first nine months of 2026 compared to 140% for the first nine months of 2025, primarily driven by REO properties with higher LTV ratios at foreclosure, resulting in a higher average UPB of the loan relative to the sales price of the REO.
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

Fannie Mae Third Quarter 2026 Form 10-Q	30

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

Single-Family Credit Loss Performance Metrics and Loan Sale Performance
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in millions)
Write-offs, excluding write-offs on redesignation of mortgage loans from HFI to HFS	$(167)	$(143)	$(450)	$(407)
Recoveries	66	48	174	134
Foreclosed property income (expense)	(36)	(43)	(99)	(198)
Credit gains (losses)	(137)	(138)	(375)	(471)
Write-offs on the redesignation of mortgage loans from HFI to HFS(1)	(14)	(97)	(96)	(187)
Net credit gains (losses) and write-offs on redesignations	(151)	(235)	(471)	(658)
Gains (losses) on sales and other valuation adjustments(2)	(4)	(2)	(5)	(14)
Net credit gains (losses), write-offs on redesignations and gains (losses) on sales and other valuation adjustments	$(155)	$(237)	$(476)	$(672)

Credit gain (loss) ratio (in bps)(3)	(1.5)	(1.5)	(1.4)	(1.7)
Net credit gains (losses), write-offs on redesignations and gains (losses) on sales and other valuation adjustments ratio (in bps)(4)	(1.7)	(2.6)	(1.8)	(2.5)
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
The decrease in our single-family net credit losses, write-offs on redesignations and losses on sales and other valuation adjustments in the third quarter of 2026 compared with the third quarter of 2025 was primarily driven by fewer mortgage loan redesignations from HFI to HFS.
The decrease in our single-family net credit losses, write-offs on redesignations and losses on sales and other valuation adjustments in the first nine months of 2026 compared with the first nine months of 2025 was primarily driven by lower foreclosed property expenses due to reduced repair costs, reduced losses on third-party sales and increased gains on sales of foreclosed properties, as well as fewer redesignations from HFI to HFS.

Fannie Mae Third Quarter 2026 Form 10-Q	31

MD&A | Multifamily Business | Multifamily Mortgage Market
Multifamily Business

This section supplements and updates information regarding our Multifamily business segment in our 2025 Form 10-K. See “MD&A—Multifamily Business” in our 2025 Form 10-K for additional information regarding the primary business activities, lenders, investors and competition of our Multifamily business.
Multifamily Mortgage Market
The following market indicators provide information about conditions in the multifamily mortgage market on a national basis:
•The national multifamily vacancy rate for institutional investment-type apartment properties remained elevated as of September 30, 2026 at 6.7%, compared with 6.8% as of June 30, 2026, and 6.6% as of September 30, 2025, based on data from Moody’s Analytics. The estimated average national multifamily vacancy rate over the last 15 years was approximately 5.0%.
•Effective rents increased 0.3% during the third quarter of 2026, following an increase of 0.9% during the second quarter of 2026 and in contrast to the decrease of 0.1% during the third quarter of 2025, based on Moody’s Analytics data.
•Multifamily property values declined as of September 30, 2026 compared to December 31, 2025. See “Critical Accounting Estimates” for the forecasted multifamily property value growth rates used in determining our multifamily allowance for loan losses for the quarter ended September 30, 2026.
•New multifamily rental units were delivered to the U.S. housing market year-to-date through August 2026 at a level higher than the past 10-year average; these deliveries are expected to slow by the end of 2027.
Vacancy rates and rents are important to loan performance because multifamily loans are generally repaid from the cash flows generated by the underlying property. Property value is important to credit quality because when a multifamily loan matures, a borrower may be required to make up any value shortfalls if the value estimate has declined below the UPB of the loan and the borrower needs new financing for the property. A borrower may default on a loan if the UPB of the loan is significantly higher than the current property value.
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

Fannie Mae Third Quarter 2026 Form 10-Q	32

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
The average charged guaranty fee on our multifamily guaranty book of business decreased 2.5 bps as of September 30, 2026 compared with September 30, 2025, due to lower average charged fees on our acquisitions for the twelve months ended September 30, 2026 compared with the existing loans in our multifamily guaranty book of business. For additional information regarding our average charged guaranty fee, see “MD&A—Multifamily Business—Multifamily Business Metrics—Multifamily Guaranty Book of Business and Average Charged Guaranty Fee” in our 2025 Form 10-K.
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

Fannie Mae Third Quarter 2026 Form 10-Q	33

MD&A | Multifamily Business | Multifamily Mortgage Credit Risk Management

Key Risk Characteristics of Multifamily Business Volume and Guaranty Book of Business
	Multifamily Business Volume at Acquisition(1)				Multifamily Guaranty Book of Business(2) As of
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025	September 30, 2026	December 31, 2025
LTV ratio:
Weighted-average original LTV ratio	62%	64%	62%	62%	63%	63%
Debt Service Coverage Ratio (“DSCR”):
Weighted-average DSCR(3)	1.6	1.6	1.7	1.6	1.9	1.9
Current DSCR below 1.0(3)	N/A	N/A	N/A	N/A	5%	4%
Loan amount and count:
Average loan amount (in millions)	$24	$22	$24	$21	$18	$17
Loan count	613	848	1,930	2,320	30,462	30,593
Interest rate type:
Fixed-rate	91%	99%	96%	99%	95%	95%
Adjustable-rate	9	1	4	1	5	5
Total	100%	100%	100%	100%	100%	100%
Amortization type:
Full interest-only	67%	68%	68%	63%	51%	48%
Partial interest-only(4)	24	27	25	29	40	42
Fully amortizing	9	5	7	8	9	10
Total	100%	100%	100%	100%	100%	100%
Asset class type:
Conventional/co-op	89%	96%	93%	95%	92%	91%
Seniors housing	2	*	1	1	2	2
Student housing	5	1	2	1	2	2
Manufactured housing	4	3	4	3	4	5
Total	100%	100%	100%	100%	100%	100%
Affordable(5)	15%	11%	15%	13%	12%	12%
Small balance loans (based on loan count)(6)	30%	34%	33%	34%	44%	45%
Geographic concentration:(7)
Midwest	11%	12%	11%	13%	12%	12%
Northeast	11	15	18	18	16	15
Southeast	27	28	24	27	27	28
Southwest	19	21	19	20	21	22
West	32	24	28	22	24	23
Total	100%	100%	100%	100%	100%	100%
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

Fannie Mae Third Quarter 2026 Form 10-Q	34

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
(6)Small balance loans refer to multifamily loans with an original UPB of up to $9 million. Small balance loans are included within the asset class categories referenced above. We present this metric in the table based on loan count rather than UPB. Small balance loans comprised 9% and 10% of our multifamily guaranty book of business as of September 30, 2026 and December 31, 2025, respectively, based on UPB of the loans.
(7)Midwest consists of IL, IN, IA, MI, MN, NE, ND, OH, SD and WI. Northeast consists of CT, DE, ME, MA, NH, NJ, NY, PA, PR, RI, VT and VI. Southeast consists of AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA and WV. Southwest consists of AZ, AR, CO, KS, LA, MO, NM, OK, TX and UT. West consists of AK, CA, GU, HI, ID, MT, NV, OR, WA and WY.
Multifamily Transfer of Mortgage Credit Risk
Front-End Credit Risk Sharing
We primarily transfer credit risk on the multifamily loans we guarantee through our Delegated Underwriting and Servicing (“DUS®”) program, which delegates to DUS lenders the ability to underwrite and service multifamily loans, in accordance with our standards and requirements. Loans serviced by DUS lenders and their affiliates represented substantially all of our multifamily guaranty book of business as of September 30, 2026 and December 31, 2025. See “MD&A—Multifamily Business—Multifamily Mortgage Credit Risk Management—Multifamily Transfer of Mortgage Credit Risk” in our 2025 Form 10-K for a description of our DUS program.
Back-End Credit Risk Sharing
To complement our DUS front-end lender-risk sharing program, we also engage in back-end credit risk transfer transactions through our Multifamily CIRTTM (“MCIRTTM”) and Multifamily Connecticut Avenue Securities® (“MCASTM”) programs. Our back-end MCIRT and MCAS credit risk transfer programs transfer a portion of the credit risk associated with a reference pool of multifamily mortgage loans to insurers, reinsurers, or investors. During the first nine months of 2026, we entered into two new multifamily credit risk transfer transactions through our MCIRT and MCAS programs.
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

Multifamily Loans in Back-End Credit Risk Transfer Transactions
	As of
	September 30, 2026		December 31, 2025
	UPB	Percentage of Multifamily Guaranty Book of Business	UPB	Percentage of Multifamily Guaranty Book of Business
	(Dollars in millions)
MCIRT	$115,238	21%	$105,740	20%
MCAS	85,126	16	67,040	12
Total	$200,364	37%	$172,780	32%

Fannie Mae Third Quarter 2026 Form 10-Q	35

MD&A | Multifamily Business | Multifamily Mortgage Credit Risk Management
Multifamily Problem Loan Management
Credit Performance Statistics on Multifamily Problem Loans
The percentage of loans in our multifamily guaranty book of business that were criticized was 6% as of both September 30, 2026 and December 31, 2025. The criticized loans category substantially consists of loans classified as “Substandard” and also includes loans classified as “Special Mention” or “Doubtful.” Substandard loans are loans that have a well-defined weakness that jeopardizes the timely full repayment. While the majority of the substandard loans in our multifamily guaranty book of business are currently making timely payments, we continue to monitor the performance of our substandard loan population. For more information on our credit quality indicators, including our population of substandard loans, see “Note 4, Mortgage Loans.”
Our multifamily serious delinquency rate decreased to 0.62% as of September 30, 2026, compared with 0.74% as of December 31, 2025, primarily as a result of a modification in the second quarter of 2026 of a loan portfolio previously in forbearance, as well as foreclosure activity, partially offset by additional loans that became seriously delinquent due to sustained market challenges in recent periods. Although this loan modification and foreclosure activity resulted in a decrease in our multifamily serious delinquency rate, ongoing market challenges are expected to result in additional delinquencies. Our multifamily serious delinquency rate consists of multifamily loans that were 60 days or more past due based on UPB, expressed as a percentage of our multifamily guaranty book of business.
Management monitors the multifamily serious delinquency rate as an indicator of potential future credit losses and loss mitigation activities. Serious delinquency rates are reflective of our performance in assessing and managing credit risk associated with multifamily loans in our guaranty book of business. A higher serious delinquency rate may result in a higher allowance for loan losses. The percentage of loans in our multifamily guaranty book of business that were 180 days or more delinquent was 0.41% as of September 30, 2026, compared with 0.56% as of December 31, 2025.
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
Multifamily REO Management
As of September 30, 2026, we held 226 multifamily REO properties with a carrying value of $1.7 billion, compared with 181 properties with a carrying value of $1.0 billion as of December 31, 2025, as a result of increased foreclosure activity. The increase in foreclosure activity was primarily driven by recent periods of elevated delinquencies, which we expect to continue to drive elevated foreclosure activity. The foreclosure timeline may vary by region and by property.
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

Fannie Mae Third Quarter 2026 Form 10-Q	36

MD&A | Multifamily Business | Multifamily Mortgage Credit Risk Management
The table below displays the components of our multifamily credit loss performance metrics, as well as our multifamily initial write-off severity rate and write-off loan count.

Multifamily Credit Loss Performance Metrics
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in millions)
Write-offs(1)	$(160)	$(167)	$(604)	$(350)
Recoveries	40	25	139	86
Foreclosed property income (expense)	(103)	(19)	(227)	(109)
Credit gains (losses)	(223)	(161)	(692)	(373)
Change in expected benefits from freestanding loss-sharing arrangements(2)	79	60	182	125
Credit gains (losses), net of freestanding loss-sharing arrangements	$(144)	$(101)	$(510)	$(248)

Credit gain (loss) ratio (in bps)(3)	(16.4)	(12.5)	(17.0)	(9.8)
Credit gain (loss) ratio, net of freestanding loss-sharing arrangements (in bps)(2)(3)	(10.6)	(7.8)	(12.6)	(6.5)
Multifamily initial write-off severity rate on liquidated loans(4)	11.8%	22.2%	16.1%	26.0%
Multifamily write-off loan count on liquidated loans(5)	25	23	92	55
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
Our multifamily credit losses increased in the third quarter of 2026 compared with the third quarter of 2025 due to higher foreclosed property expense. Our multifamily credit losses increased in the first nine months of 2026 compared with the first nine months of 2025 due to increased write-offs and higher foreclosed property expense. The increased write-offs in the first nine months of 2026 were primarily driven by weaker property valuations and losses on loans that became seriously delinquent during the period. The higher foreclosed property expense in both the third quarter and first nine months of 2026 was primarily driven by weaker valuations on multifamily REO properties.

Fannie Mae Third Quarter 2026 Form 10-Q	37

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

Consolidated Credit Ratios and Select Credit Information
	As of
	September 30, 2026			December 31, 2025
	Single-Family	Multifamily	Consolidated Total	Single-Family	Multifamily	Consolidated Total
	(Dollars in millions)
Credit loss reserves as a percentage of:
Guaranty book of business	0.19%	0.50%	0.23%	0.17%	0.43%	0.20%
Nonaccrual loans at amortized cost	22.98	89.40	29.29	22.03	70.02	27.19

Nonaccrual loans as a percentage of:
Guaranty book of business	0.82%	0.56%	0.79%	0.77%	0.62%	0.75%

Select financial information used in calculating credit ratios:
Credit loss reserves	$(6,701)	$(2,733)	$(9,434)	$(6,066)	$(2,319)	$(8,385)
Guaranty book of business(1)	3,556,851	545,442	4,102,293	3,569,324	534,715	4,104,039
Nonaccrual loans at amortized cost	29,156	3,057	32,213	27,532	3,312	30,844
(1)Guaranty book of business is as of period end. For single-family, represents the conventional guaranty book of business.
Our credit loss reserves increased as of September 30, 2026 compared with December 31, 2025 primarily as a result of a provision for credit losses, which increased our allowance for loan losses, as we describe in “Consolidated Results of Operations—(Provision) Benefit for Credit Losses.”

Fannie Mae Third Quarter 2026 Form 10-Q	38

MD&A | Consolidated Credit Ratios and Select Credit Information

Consolidated Write-off Ratio and Select Credit Information
	For the Three Months Ended September 30,
	2026			2025
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Select credit ratio:
Write-offs, net of recoveries annualized, as a percentage of the average guaranty book of business (in bps)	1.3	8.8	2.3	2.1	11.0	3.3

Select financial information used in calculating credit ratio:
Write-offs(1)	$181	$160	$341	$240	$167	$407
Recoveries	(66)	(40)	(106)	(48)	(25)	(73)
Write-offs, net of recoveries	$115	$120	$235	$192	$142	$334
Average guaranty book of business(2)	$3,560,409	$545,001	$4,105,410	$3,588,198	$516,045	$4,104,243

	For the Nine Months Ended September 30,
	2026			2025
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Select credit ratio:
Write-offs, net of recoveries annualized, as a percentage of the average guaranty book of business (in bps)	1.4	11.4	2.7	1.7	6.9	2.3

Select financial information used in calculating credit ratio:
Write-offs(1)	$546	$604	$1,150	$594	$350	$944
Recoveries	(174)	(139)	(313)	(134)	(86)	(220)
Write-offs, net of recoveries	$372	$465	$837	$460	$264	$724
Average guaranty book of business(2)	$3,562,322	$541,799	$4,104,121	$3,599,040	$509,068	$4,108,108
(1)Represents write-offs when a loan is determined to be uncollectible. For single-family, also includes any write-offs upon the redesignation of mortgage loans from HFI to HFS.
(2)Average guaranty book of business is based on the average of quarter-end balances. For single-family, represents the conventional guaranty book of business.
Liquidity and Capital Management

Liquidity Management
This section supplements and updates information regarding liquidity management in our 2025 Form 10-K. See “MD&A—Liquidity and Capital Management—Liquidity Management” in our 2025 Form 10-K for additional information, including discussions of our primary sources and uses of funds, our liquidity risk management practices and contingency planning, our liquidity requirements, factors that influence our debt funding activity, factors that may impact our access to or the cost of our debt funding and factors that could adversely affect our liquidity and funding. As of September 30, 2026, we were in compliance with all four components of the liquidity requirements outlined in our 2025 Form 10-K. Also see “Risk Factors—Liquidity Risk” in our 2025 Form 10-K for a discussion of liquidity risks.
Debt Funding
The UPB of our aggregate indebtedness was $171.7 billion as of September 30, 2026. Pursuant to the terms of the senior preferred stock purchase agreement with Treasury, we are prohibited from issuing debt without the prior consent

Fannie Mae Third Quarter 2026 Form 10-Q	39

MD&A | Liquidity and Capital Management
of Treasury if it would result in our aggregate indebtedness exceeding our outstanding debt limit, which is set to $270 billion. The calculation of our indebtedness for purposes of complying with our debt limit reflects the UPB and excludes debt basis adjustments and debt of consolidated trusts.
Outstanding Debt
The following chart and table display information on our outstanding short-term and long-term debt (excluding debt of consolidated trusts) based on original contractual maturity. Our outstanding debt increased as we increased long-term debt issuances during the first nine months of 2026 primarily to support balance sheet growth and to replace debt scheduled to mature.
Debt of Fannie Mae(1)
(Dollars in billions)

Short-term debt

Long-term debt maturing within one year

Long-term debt, excluding portion maturing within one year
(1)Outstanding debt balance consists of the UPB, premiums and discounts, fair value adjustments, hedge-related basis adjustments and other cost basis adjustments. Reported amounts include net discount unamortized cost basis adjustments and fair value adjustments of $3.0 billion and $2.6 billion as of September 30, 2026 and December 31, 2025, respectively.

Selected Debt Information
	As of
	September 30, 2026	December 31, 2025
Selected Weighted-Average Interest Rates(1)	(Dollars in billions)
Interest rate on short-term debt	3.88%	3.66%
Interest rate on long-term debt, including portion maturing within one year	4.06	3.89
Interest rate on callable debt	3.81	3.45
Selected Maturity Data
Weighted-average maturity of debt maturing within one year (in days)	86	189
Weighted-average maturity of debt maturing in more than one year (in months)	36	49
Other Data
Outstanding callable debt(2)	$61.8	$35.4
(1)Excludes the effects of fair value adjustments and hedge-related basis adjustments.
(2)Includes short-term callable debt of $1.5 billion and $40 million as of September 30, 2026 and December 31, 2025, respectively.
We intend to repay our short-term and long-term debt obligations as they become due primarily through the issuance of additional debt securities, cash from business operations, and proceeds from the maturity or sale of assets in our corporate liquidity portfolio.
For information on the maturity profile of our outstanding long-term debt, see “Note 8, Short-Term and Long-Term Debt” in this report and in our 2025 Form 10-K.

Fannie Mae Third Quarter 2026 Form 10-Q	40

MD&A | Liquidity and Capital Management
Debt Funding Activity
The table below displays activity in debt of Fannie Mae. This activity excludes the debt of consolidated trusts and intraday borrowing. The reported amounts of debt issued and paid off during each period represent the face amount of the debt at issuance and redemption.

Activity in Debt of Fannie Mae
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2026	2025	2026	2025
Issued during the period:	(Dollars in millions)
Short-term:
Amount	$83,465	$103,018	$230,849	$280,878
Weighted-average interest rate	3.69%	4.20%	3.64%	4.23%
Long-term:
Amount	$6,677	$8,344	$65,730	$18,667
Weighted-average interest rate	4.55%	3.91%	3.96%	4.35%
Total issued:
Amount	$90,142	$111,362	$296,579	$299,545
Weighted-average interest rate	3.76%	4.18%	3.71%	4.24%
Paid off during the period:(1)
Short-term:
Amount	$79,931	$94,149	$224,152	$272,097
Weighted-average interest rate	3.49%	4.00%	3.63%	4.13%
Long-term:
Amount	$16,595	$19,280	$30,631	$41,384
Weighted-average interest rate	3.54%	2.00%	3.69%	2.25%
Total paid off:
Amount	$96,526	$113,429	$254,783	$313,481
Weighted-average interest rate	3.50%	3.66%	3.64%	3.88%
(1)Consists of all payments on debt, including regularly scheduled principal payments, payments at maturity, payments resulting from calls and payments for any other repurchases. Repurchases of debt and early retirements of zero-coupon debt are reported at original face value, which does not equal the amount of actual cash payment.

Fannie Mae Third Quarter 2026 Form 10-Q	41

MD&A | Liquidity and Capital Management
Corporate Liquidity Portfolio
The chart below displays information on the composition of our corporate liquidity portfolio. The balance and composition of our corporate liquidity portfolio fluctuates as a result of factors such as changes in our cash flows, liquidity in the fixed-income markets, our investment strategy, and our liquidity risk management framework and practices. Our corporate liquidity portfolio increased in the first nine months of 2026, driven by purchases of U.S. Treasury securities, supported by additional liquidity from higher debt issuances.

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
The total amount of our off-balance sheet exposure related to unconsolidated Fannie Mae MBS net of any beneficial interest that we retain, and other financial guarantees was $184.7 billion as of September 30, 2026 and $195.7 billion as of December 31, 2025. The majority of the other financial guarantees consists of Freddie Mac securities backing Fannie Mae structured securities. See “Guaranty Book of Business” and “Note 7, Financial Guarantees” for more information regarding our maximum exposure to loss on unconsolidated Fannie Mae MBS and Freddie Mac securities.
Our total outstanding liquidity commitments to advance funds for securities backed by multifamily housing revenue bonds totaled $3.3 billion as of September 30, 2026 and $3.6 billion as of December 31, 2025. These commitments require us to advance funds to third parties that enable them to repurchase tendered bonds or securities that are unable to be remarketed.
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

Fannie Mae Third Quarter 2026 Form 10-Q	42

MD&A | Liquidity and Capital Management
Cash Flows
Nine Months Ended September 30, 2026. Cash and restricted cash decreased from $42.6 billion as of December 31, 2025 to $36.3 billion as of September 30, 2026. The decrease was primarily driven by cash outflows from (1) payments on outstanding debt of consolidated trusts and the purchase of Fannie Mae MBS from third parties, (2) purchases of loans acquired as held for investment, (3) advances to lenders, (4) repayments of Fannie Mae debt and short-term borrowings, and (5) purchases of available-for-sale securities.
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
Credit Ratings
As of September 30, 2026, our credit ratings issued by the three major credit rating agencies have not changed since December 31, 2025. For information on these credit ratings, see “MD&A—Liquidity and Capital Management—Liquidity Management—Credit Ratings” in our 2025 Form 10-K.
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
The table below sets forth information about our capital requirements under the standardized approach of the enterprise regulatory capital framework. As of September 30, 2026, we had a deficit in available capital for purposes of our risk-based adjusted total capital requirement under the enterprise regulatory capital framework even though we had positive net worth under U.S. generally accepted accounting principles (“GAAP”) of $119.6 billion primarily because the $120.8 billion stated value of the senior preferred stock does not qualify as regulatory capital. Our deficit in available capital for purposes of our risk-based adjusted total capital requirement declined from $22 billion as of December 31, 2025 to $11 billion as of September 30, 2026.
As of September 30, 2026, we had a $205 billion shortfall to our risk-based adjusted total capital requirement including buffers, and a $173 billion shortfall to our common equity tier 1 (“CET1”) capital requirement including buffers. From December 31, 2025 to September 30, 2026, our risk-based adjusted total capital shortfall including buffers declined by $10 billion, driven by a $10.6 billion increase in stockholders’ equity that more than offset a $1 billion increase in our risk-based adjusted total capital requirement during the first nine months of 2026.
The increase in our risk-based adjusted total capital requirement was primarily driven by the impact of higher risk-weighted assets, which was substantially offset by a $3 billion decline in the stability capital buffer. The increase in risk-weighted assets during the first nine months of 2026 was largely driven by market risk associated with the increase in retained mortgage portfolio assets and loans we acquired during the period that carried higher credit risk-weights compared to seasoned loans that liquidated, as well as less relief from credit risk transfer transactions. Under the enterprise regulatory capital framework, we are required to hold capital associated with the market risk of the mortgage assets held in our retained mortgage portfolio. As a result, increases in the amount of agency MBS we hold in our retained mortgage portfolio generally result in an increase in the amount of market risk capital we are required to hold. Our stability capital buffer decreased as a result of us having a lower total share of U.S. residential mortgage debt outstanding in 2025 than in 2024, which is used to determine the 2026 buffer under the enterprise regulatory capital framework.

Fannie Mae Third Quarter 2026 Form 10-Q	43

MD&A | Liquidity and Capital Management

Capital Metrics under the Enterprise Regulatory Capital Framework as of September 30, 2026(1)
(Dollars in billions)

		Stress capital buffer	$33
		Stability capital buffer	44
Adjusted total assets	$4,419	Countercyclical capital buffer	—
Risk-weighted assets	1,467	Prescribed capital conservation buffer amount	$77

	Minimum Capital Ratio Requirement	Minimum Capital Requirement	Available Capital (Deficit)	Capital Shortfall (without Buffers)(2)	Applicable Buffers(3)	Total Capital Requirement (with Buffers)	Capital Shortfall (with Buffers)(2)
Risk-based capital:
Total capital (statutory)(4)	8.0%	$117	$10	$(107)	N/A	$117	$(107)
Common equity tier 1 capital	4.5	66	(30)	(96)	$77	143	(173)
Tier 1 capital	6.0	88	(11)	(99)	77	165	(176)
Adjusted total capital	8.0	117	(11)	(128)	77	194	(205)
Leverage capital:
Core capital (statutory)(5)	2.5	110	*	(110)	N/A	110	(110)
Tier 1 capital	2.5	110	(11)	(121)	22	132	(143)

Capital Metrics under the Enterprise Regulatory Capital Framework as of December 31, 2025(1)
(Dollars in billions)
		Stress capital buffer	$33
		Stability capital buffer	47
Adjusted total assets	$4,423	Countercyclical capital buffer	—
Risk-weighted assets	1,411	Prescribed capital conservation buffer amount	$80

	Minimum Capital Ratio Requirement	Minimum Capital Requirement	Available Capital (Deficit)	Capital Shortfall (without Buffers)(2)	Applicable Buffers(3)	Total Capital Requirement (with Buffers)	Capital Shortfall (with Buffers)(2)
Risk-based capital:
Total capital (statutory)(4)	8.0%	$113	$(3)	$(116)	N/A	$113	$(116)
Common equity tier 1 capital	4.5	63	(41)	(104)	$80	143	(184)
Tier 1 capital	6.0	85	(22)	(107)	80	165	(187)
Adjusted total capital	8.0	113	(22)	(135)	80	193	(215)
Leverage capital:
Core capital (statutory)(5)	2.5	111	(12)	(123)	N/A	111	(123)
Tier 1 capital	2.5	111	(22)	(133)	23	134	(156)

* Represents amounts less than $500 million.
(1)Ratios are calculated as a percentage of risk-weighted assets for risk-based capital metrics and as a percentage of adjusted total assets for leverage capital metrics.
(2)The capital shortfall in these columns represents the difference between the applicable capital requirement (without or with buffers, as applicable) and the available capital (deficit).
(3)Prescribed capital conservation buffer amount, or PCCBA, for risk-based capital and prescribed leverage buffer amount, or PLBA, for leverage capital.
(4)The sum of (a) core capital (see definition in footnote 5 below); and (b) a general allowance for foreclosure losses.

Fannie Mae Third Quarter 2026 Form 10-Q	44

MD&A | Liquidity and Capital Management
(5)The sum of (a) the stated value of our outstanding common stock (common stock less treasury stock); (b) the stated value of our outstanding perpetual, noncumulative preferred stock; (c) our paid-in capital; and (d) our retained earnings (accumulated deficit).
While it is not applicable until the date of termination of our conservatorship, our maximum payout ratio represents the percentage of eligible retained income that we are permitted to pay out in the form of distributions or discretionary bonus payments under the enterprise regulatory capital framework. As of September 30, 2026, our maximum payout ratio under the enterprise regulatory capital framework was 0%. See “Note 15, Regulatory Capital Requirements” for information on our capital ratios as of September 30, 2026 and December 31, 2025 under the enterprise regulatory capital framework.
The table below presents certain components of our regulatory capital.

Regulatory Capital Components
	As of
	September 30, 2026	December 31, 2025
	(Dollars in millions)
Total equity	$119,637	$109,012
Less:
Senior preferred stock	120,836	120,836
Preferred stock	19,130	19,130
Common equity	(20,329)	(30,954)
Less: deferred tax assets arising from temporary differences that exceed 10% of common equity tier 1 capital and other regulatory adjustments	9,707	9,828
Common equity tier 1 capital (deficit)	(30,036)	(40,782)
Add: perpetual, noncumulative preferred stock	19,130	19,130
Tier 1 capital (deficit)	(10,906)	(21,652)
Tier 2 capital adjustments	—	—
Adjusted total capital (deficit)	$(10,906)	$(21,652)
The table below presents certain components of our core capital.

Statutory Capital Components
	As of
	September 30, 2026	December 31, 2025
	(Dollars in millions)
Total equity	$119,637	$109,012
Less:
Senior preferred stock	120,836	120,836
Accumulated other comprehensive income (loss), net of taxes	(1,234)	20
Core capital (deficit)	35	(11,844)
Less: general allowance for foreclosure losses	(9,648)	(8,581)
Total statutory capital (deficit)	$9,683	$(3,263)
Capital Activity
Under the terms governing the senior preferred stock, no dividends were payable to Treasury for the third quarter of 2026 and none are payable for the fourth quarter of 2026.
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
As a result of these terms governing the senior preferred stock, the aggregate liquidation preference of the senior preferred stock increased to $238.0 billion as of September 30, 2026 from $234.2 billion as of June 30, 2026, due to the increase in our net worth in the second quarter of 2026. The aggregate liquidation preference of the senior preferred

Fannie Mae Third Quarter 2026 Form 10-Q	45

MD&A | Liquidity and Capital Management
stock will further increase to $241.1 billion as of December 31, 2026, due to the increase in our net worth in the third quarter of 2026. See “Business—Conservatorship and Treasury Agreements—Treasury Agreements” in our 2025 Form 10-K for more information on the terms of our senior preferred stock, including how the aggregate liquidation preference is determined.
Treasury Funding Commitment
Treasury made a commitment under the senior preferred stock purchase agreement to provide funding to us under certain circumstances if we have a net worth deficit. As of September 30, 2026, the remaining amount of Treasury’s funding commitment to us was $113.9 billion. See “Note 2, Conservatorship, Senior Preferred Stock Purchase Agreement and Related Matters” in our 2025 Form 10-K for more information on Treasury’s funding commitment under the senior preferred stock purchase agreement.
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
Historically, our interest-rate risk management strategy focused primarily on maintaining an asset duration closely matched to our liability duration, net of derivatives, to minimize exposure to interest-rate movements. Beginning in the fourth quarter of 2025, we adjusted our interest-rate risk management strategy to balance this objective with the goal of mitigating the volatility of our earnings associated with short-term interest rate changes. As a result, pursuant to this new strategy, we are accepting additional interest rate risk associated with duration by increasing our exposure to longer-term rate positions, such as U.S. Treasury securities, which reduces the sensitivity of our earnings to short-term interest rate movements and helps manage interest-rate related earnings volatility associated with our corporate liquidity portfolio and retained mortgage portfolio investments. Our goal for managing interest-rate risk is to manage risk from movements in interest rates and volatility to a low level of exposure, within Board-approved risk limits.
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

Fannie Mae Third Quarter 2026 Form 10-Q	46

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
Measurement of Market Value Sensitivity of our Net Portfolio
The table below displays the pre-tax market value sensitivity of our net portfolio to changes in the level of interest rates and the slope of the applicable yield curve as measured on the last day of each period presented. The table below also provides the daily average, minimum, maximum and standard deviation values for duration gap and for the most adverse market value impact on the net portfolio to changes in the level of interest rates and the slope of the applicable yield curve for the three months ended September 30, 2026 and 2025. Our practice is to allow interest rates to go below zero in the downward shock models unless otherwise prevented through contractual floors.
For information on how we measure our interest-rate risk, see “MD&A—Risk Management—Market Risk Management, including Interest-Rate Risk Management” in our 2025 Form 10-K.

Market Value Sensitivity of Net Portfolio to Changes in Interest-Rate Level and Slope of Yield Curve
	As of(1)(2)
	September 30, 2026	December 31, 2025
Rate level shock:	(Dollars in millions)
-100 basis points	$2,620	$429
-50 basis points	1,366	219
+50 basis points	(1,438)	(223)
+100 basis points	(2,888)	(443)
Rate slope shock:
-25 basis points (flattening)	(136)	(3)
+25 basis points (steepening)	123	(5)

	For the Three Months Ended September 30,(1)(3)
	2026			2025
	Duration Gap	Rate Slope Shock 25 bps	Rate Level Shock 50 bps	Duration Gap	Rate Slope Shock 25 bps	Rate Level Shock 50 bps
		Market Value Sensitivity			Market Value Sensitivity
	(In years)	(Dollars in millions)		(In years)	(Dollars in millions)
Average	1.27	$(134)	$(1,548)	0.06	$(6)	$(51)
Minimum	1.17	(148)	(1,639)	0.03	(11)	(135)
Maximum	1.39	(121)	(1,438)	0.17	—	(20)
Standard deviation	0.06	6	43	0.03	2	23
(1)Computed based on changes in SOFR interest-rate swap curve.
(2)Measured on the last business day of each period presented.
(3)Computed based on daily values during the period presented.

Fannie Mae Third Quarter 2026 Form 10-Q	47

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

Derivative Impact on Interest-Rate Risk (50 Basis Points)
	As of(1)
	September 30, 2026	December 31, 2025
	(Dollars in millions)
Before derivatives	$(3,006)	$(1,101)
After derivatives	(1,438)	(223)
Effect of derivatives	1,568	879
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

Fannie Mae Third Quarter 2026 Form 10-Q	48

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

Fannie Mae Third Quarter 2026 Form 10-Q	49

MD&A | Critical Accounting Estimates
Single-Family Sensitivities and Inputs
The table below provides information about our most significant macroeconomic inputs used in determining our single-family allowance for loan losses: forecasted home price growth rates and interest rates. Although the model consumes a wide range of possible regional home price forecasts and interest rate scenarios that take into account inherent uncertainty, the forecasts below represent the mean path of those simulations used in determining the single-family allowance for each quarter through the nine months ended September 30, 2026, and for each quarter during the year ended December 31, 2025, and how those forecasts have changed between periods of estimate. Below we present our home price growth and interest rate estimates used in our estimate of expected credit losses. Our forecasts include estimates for periods beyond those presented below.

Select Single-Family Macroeconomic Model Inputs(1)

Forecasted home price growth (decline) rate by period of estimate:(2)
	For the Full Year ending December 31,
	2026	2027	2028
Third Quarter 2026	1.7%	0.6%	1.1%
Second Quarter 2026	1.4	1.0	1.4
First Quarter 2026	2.8	1.9	1.4

	For the Full Year ending December 31,
	2025	2026	2027
Fourth Quarter 2025	2.7%	2.4%	2.2%
Third Quarter 2025	2.6	1.3	1.2
Second Quarter 2025	3.4	1.1	1.1
First Quarter 2025	4.2	2.0	1.3

Forecasted 30-year mortgage interest rates by period of estimate:(3)
	Through the end of December 31,	For the Full Year ending December 31,
	2026	2027	2028
Third Quarter 2026	7.5%	7.7%	7.8%
Second Quarter 2026	6.5	6.4	6.4
First Quarter 2026	6.4	6.3	6.3

	Through the end of December 31,	For the Full Year ending December 31,
	2025	2026	2027
Fourth Quarter 2025	6.3%	6.2%	6.2%
Third Quarter 2025	6.4	6.2	6.1
Second Quarter 2025	6.7	6.3	6.3
First Quarter 2025	6.6	6.3	6.3
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

Fannie Mae Third Quarter 2026 Form 10-Q	50

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

Single-Family Sensitivities - Hypothetical Changes to Model Inputs

Forecasted change to the first 12 months of the forecast:	Allowance Impact	Approximate Change in Allowance as of September 30, 2026(1)
(In percentage points)
Change in home prices growth rate:(2)
+1%		4%
-1%		4%

Change in 30-year interest rates:
+0.5%		2%
-0.5%		2%
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
See “Key Market Economic Indicators” in our 2025 Form 10-K and in this report for additional information about how home prices and interest rates can affect our credit loss estimates, including a discussion of home price growth rates and our home price forecast. Also see “Consolidated Results of Operations—(Provision) Benefit for Credit Losses” for information on how our home price forecast and interest rate forecast impacted our single-family (provision) benefit for credit losses.
Multifamily Sensitivities and Inputs
The table below provides information about our most significant macroeconomic inputs used in determining our multifamily allowance for loan losses: multifamily property net operating income and property value growth rates. Although the model consumes a wide range of possible future economic scenarios, the forecasts below represent the mean path of those simulations used in determining the multifamily allowance for the quarter ended September 30, 2026, and for the quarter ended December 31, 2025, and how those forecasts have changed between periods of estimate. Our forecasts include estimates for periods beyond those presented below.

Fannie Mae Third Quarter 2026 Form 10-Q	51

MD&A | Critical Accounting Estimates

Select Multifamily Macroeconomic Model Inputs(1)

Forecasted net operating income growth (decline) rate by period of estimate:
	For the Full Year ending December 31,
	2025	2026	2027	2028
Third Quarter 2026	N/A	0.2%	2.3%	3.5%
Fourth Quarter 2025	1.1%	1.9%	3.2%	N/A

Forecasted property value growth (decline) rate by period of estimate:
	For the Full Year ending December 31,
	2025	2026	2027	2028
Third Quarter 2026	N/A	(1.2)%	0.9%	3.5%
Fourth Quarter 2025	(4.3)%	3.1%	3.1%	N/A
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

Multifamily Sensitivities - Hypothetical Changes to Model Inputs

Forecasted change to the first 12 months of the forecast:	Allowance Impact	Approximate Change in Allowance as of September 30, 2026(1)
(In percentage points)
Change in net operating income growth rate:
+1%		2%
-1%		2%

Change in property value growth rate:
+1%		4%
-1%		4%
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

Fannie Mae Third Quarter 2026 Form 10-Q	52

MD&A | Legislation and Regulation
Legislation and Regulation

This section updates and supplements information regarding legislative, regulatory, conservatorship and other related matters affecting our business set forth in “Business—Conservatorship and Treasury Agreements” and “Business—Legislation and Regulation” in our 2025 Form 10-K. Also see “Risk Factors” in our 2025 Form 10-K for discussions of risks relating to legislative and regulatory matters.
Stress Testing
The Dodd-Frank Wall Street Reform and Consumer Protection Act requires certain financial companies to conduct annual stress tests to determine whether the companies have the capital necessary to absorb losses as a result of adverse economic conditions. Under FHFA regulations, each year we are required to conduct a stress test using two different scenarios of financial conditions provided by FHFA—baseline and severely adverse—and to publish a summary of our stress test results for the severely adverse scenario by August 15. On August 14, 2026, we published on our website the results of the severely adverse scenario for 2026.
2025 Housing Goals Performance
In September 2026, FHFA notified us that it had determined that we met all of our single-family and multifamily housing goals and subgoals for 2025. See “Business—Legislation and Regulation—Housing Goals” in our 2025 Form 10-K for more information regarding our 2025 housing goals requirements.
Executive Order on Housing Costs
On October 22, 2026, the President issued an executive order aimed at decreasing housing costs for the American people. The executive order directs the Director of FHFA, under specified conditions, to direct Fannie Mae and Freddie Mac to take the actions described below:
•Establish mortgage insurance cancellation pilot program based on current property values. The executive order directs the Director of FHFA, under specified conditions and subject to specified requirements, to direct Fannie Mae and Freddie Mac to establish a pilot program to proactively identify borrowers who may be eligible for cancellation of mortgage insurance based on current property values and other requirements, applicable to mortgages made after the establishment of the program.
•Expand title acceptance pilot program and reduce refinance costs. The executive order directs the Director of FHFA, under specified conditions and subject to specified requirements, to direct Fannie Mae and Freddie Mac to expand the existing title acceptance pilot program into an ongoing nationwide program under which Fannie Mae and Freddie Mac may accept automated title review or other FHFA-approved title-risk assessment in lieu of a lender’s title insurance policy for eligible refinance transactions. The executive order also directs the Director of FHFA to consider a number of factors, including waiving certain documentation requirements and reducing or eliminating loan-level price adjustments and other fees for limited cash-out refinances that reduce the borrower’s monthly payment.
The timing, scope and impact on our business, financial results and financial condition of actions FHFA may direct us to take in response to the executive order are uncertain and will depend, among other things, on FHFA’s determinations regarding implementation and the specific terms of any resulting directives or requirements. See “Risk Factors—GSE and Conservatorship Risk” in our 2025 Form 10-K for a discussion of the risks to our business posed by our conservatorship status.
Forward-Looking Statements

This report includes statements that constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). In addition, we and our senior management may from time to time make forward-looking statements in our other filings with the SEC, our other publicly available written statements, and orally to analysts, investors, the news media and others. Forward-looking statements often include words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “forecast,” “project,” “would,” “should,” “could,” “likely,” “may,” “will” or similar words. Examples of forward-looking statements in this report include, among others, statements relating to our beliefs and expectations regarding the following matters:
•economic, mortgage market and housing market conditions (including expectations regarding economic growth, home price growth, multifamily property value growth, the unemployment rate, loan origination volumes, interest rates and multifamily property net operating income growth), the factors that will affect those conditions, and the impact of those conditions on our business and financial results;

Fannie Mae Third Quarter 2026 Form 10-Q	53

MD&A | Forward-Looking Statements

•the impact of hedge accounting and our risk management approach on the volatility of our financial results;
•the future aggregate liquidation preference of our senior preferred stock;
•our future dividend payments on the senior preferred stock and the factors that will affect them;
•our business plans and strategies, and their impact, including our plans and expectations relating to new credit score models and relating to the U.S. Treasury security investments in our AFS investment portfolio;
•the credit performance of loans in our guaranty book of business (including future loan delinquencies and foreclosures) and the factors that affect such performance;
•the benefits we expect to receive from credit enhancements;
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
•the impact of investment in super intelligence (“SI”), also known as artificial intelligence, and other emerging technologies on future macroeconomic conditions;
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
•disruptions or instability in the housing, credit or broader financial markets;
•changes in the demand for Fannie Mae MBS, our debt securities or our credit risk transfer securities, in general or from one or more major groups of investors;
•constraints on our entry into new credit risk transfer transactions;
•a decrease in our credit ratings;
•limitations on our ability to access the debt capital markets;
•changes in our funding needs or our sources or uses of funds;

Fannie Mae Third Quarter 2026 Form 10-Q	54

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
•adverse effects from activities we undertake to support the mortgage market and help borrowers, renters, lenders and servicers, including actions we may take to reach additional underserved borrowers, lower costs for borrowers, or from pursuing new business activities;
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

Fannie Mae Third Quarter 2026 Form 10-Q	55

MD&A | Forward-Looking Statements

•environmental disasters, terrorist attacks, widespread health emergencies or pandemics, infrastructure failures, or other disruptive or catastrophic events;
•the expiration of the National Flood Insurance Program on December 11, 2026, without re-authorization, including the impact of any disruptions in the payment of claims and of delays in obtaining or renewing coverage;
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
•opportunities and risks presented by the use or anticipated use of SI technologies and other emerging technologies by us or third parties, including generative SI and agentic SI, including opportunities and risks presented by the rapid and increasing pace of adoption and evolution of SI;
•cyber attacks or other cybersecurity breaches or threats impacting us, the third parties with which we do business or our regulators, and any restrictions on our and their access to SI models;
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

Fannie Mae Third Quarter 2026 Form 10-Q	56

Financial Statements | Condensed Consolidated Statements of Operations and Comprehensive Income
Item 1.  Financial Statements

FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Operations and Comprehensive Income — (Unaudited)
(Dollars and shares in millions, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2026	2025	2026	2025
Interest income:
Mortgage loans	$39,962	$38,344	$118,161	$113,436
Securities purchased under agreements to resell	592	844	1,770	2,640
Investments in securities and other	1,068	789	2,721	2,328
Total interest income	41,622	39,977	122,652	118,404
Interest expense:
Short-term debt	(323)	(154)	(771)	(362)
Long-term debt	(33,740)	(32,639)	(99,631)	(96,702)
Total interest expense	(34,063)	(32,793)	(100,402)	(97,064)
Net interest income	7,559	7,184	22,250	21,340
Non-interest income:
Fair value gains (losses), net	630	13	675	347
Fee and other income	92	123	246	293
Investment gains (losses), net	94	120	(130)	100
Total non-interest income	816	256	791	740
(Provision) benefit for credit losses	(1,140)	(338)	(1,902)	(1,308)
Non-interest expense:
Salaries and employee benefits	(484)	(475)	(1,410)	(1,578)
Professional services, technology, and occupancy	(300)	(344)	(930)	(1,080)
Legislative assessments	(924)	(943)	(2,789)	(2,813)
Credit enhancement expense	(371)	(409)	(1,090)	(1,288)
Other income (expense), net	(44)	(96)	(155)	(440)
Total non-interest expense	(2,123)	(2,267)	(6,374)	(7,199)
Income before federal income taxes	5,112	4,835	14,765	13,573
Provision for federal income taxes	(935)	(976)	(2,886)	(2,736)
Net income	4,177	3,859	11,879	10,837
Other comprehensive income (loss)	(1,037)	(10)	(1,254)	(9)
Total comprehensive income	$3,140	$3,849	$10,625	$10,828
Net income	$4,177	$3,859	$11,879	$10,837
Dividends distributed or amounts attributable to senior preferred stock	(3,140)	(3,849)	(10,625)	(10,828)
Net income (loss) attributable to common stockholders	$1,037	$10	$1,254	$9
Earnings per share:
Basic	$0.18	$0.00	$0.21	$0.00
Diluted	0.18	0.00	0.21	0.00
Weighted-average common shares outstanding:
Basic	5,867	5,867	5,867	5,867
Diluted	5,893	5,893	5,893	5,893

See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) Third Quarter 2026 Form 10-Q	57

Financial Statements | Condensed Consolidated Balance Sheets
FANNIE MAE
(In conservatorship)
Condensed Consolidated Balance Sheets — (Unaudited)
(Dollars in millions)

	As of
	September 30, 2026	December 31, 2025

ASSETS
Cash	$10,918	$11,452
Restricted cash (includes $17,687 and $22,848, respectively, related to consolidated trusts)	25,425	31,131
Securities purchased under agreements to resell (includes $16,050 and $18,425, respectively, related to consolidated trusts)	33,450	45,650
Investments in securities, at fair value	100,723	69,889
Mortgage loans:
Loans held for sale, at lower of cost or fair value	332	209
Loans held for investment, at amortized cost:
Of Fannie Mae	66,617	57,970
Of consolidated trusts	4,049,097	4,069,498
Total loans held for investment (includes $6,309 and $5,464, respectively, at fair value)	4,115,714	4,127,468
Allowance for loan losses	(9,415)	(8,364)
Total loans held for investment, net of allowance	4,106,299	4,119,104
Total mortgage loans	4,106,631	4,119,313
Advances to lenders	1,206	3,595
Deferred tax assets, net	9,707	9,828
Accrued interest receivable (includes $11,628 and $11,129, respectively, related to consolidated trusts)	12,567	11,689
Other assets	17,260	14,991
Total assets	$4,317,887	$4,317,538
LIABILITIES AND EQUITY
Liabilities:
Accrued interest payable (includes $11,457 and $11,320, respectively, related to consolidated trusts)	$12,593	$12,035
Debt:
Of Fannie Mae (includes $235 and $256, respectively, at fair value)	168,731	127,289
Of consolidated trusts (includes $14,728 and $15,060, respectively, at fair value)	4,000,518	4,053,140
Other liabilities (includes $1,717 and $1,719, respectively, related to consolidated trusts)	16,408	16,062
Total liabilities	4,198,250	4,208,526
Commitments and contingencies (Note 14)	—	—
Fannie Mae stockholders’ equity:
Senior preferred stock (liquidation preference of $237,996 and $226,984, respectively)	120,836	120,836
Preferred stock, 700,000,000 shares are authorized—555,374,922 shares issued and outstanding	19,130	19,130
Common stock, no par value, no maximum authorization—1,308,762,703 shares issued and 1,158,087,567 shares outstanding	687	687
Accumulated deficit	(12,382)	(24,261)
Accumulated other comprehensive income (loss)	(1,234)	20
Treasury stock, at cost, 150,675,136 shares	(7,400)	(7,400)
Total stockholders’ equity	119,637	109,012
Total liabilities and equity	$4,317,887	$4,317,538

See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) Third Quarter 2026 Form 10-Q	58

Financial Statements | Condensed Consolidated Statements of Cash Flows
FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Cash Flows — (Unaudited)
(Dollars in millions)

	For the Nine Months Ended September 30,
	2026	2025
Net cash provided by (used in) operating activities	$26,613	$17,998
Cash flows provided by (used in) investing activities:
Mortgage loans acquired held for investment:
Purchases	(135,310)	(93,505)
Proceeds from sales	459	877
Proceeds from repayments	342,498	294,908
Advances to lenders	(93,876)	(76,692)
Purchases of available-for-sale securities	(43,011)	—
Proceeds from sales of available-for-sale securities	4,181	—
Proceeds from disposition of acquired property, preforeclosure sales and insurance proceeds	2,095	1,990
Net change in securities purchased under agreements to resell	12,200	(5,275)
Other, net	(1,243)	(1,136)
Net cash provided by (used in) investing activities	87,993	121,167
Cash flows provided by (used in) financing activities:
Borrowings that have an original maturity of three months or less, net	(2,058)	6,382
Proceeds from issuance of debt of Fannie Mae	93,487	24,229
Payments to redeem debt of Fannie Mae	(49,822)	(44,645)
Proceeds from issuance of debt of consolidated trusts	235,222	184,809
Payments to redeem debt of consolidated trusts	(397,668)	(309,095)
Other, net	(7)	(6)
Net cash provided by (used in) financing activities	(120,846)	(138,326)
Net increase (decrease) in cash and restricted cash	(6,240)	839
Cash and restricted cash at beginning of period	42,583	38,536
Cash and restricted cash at end of period	$36,343	$39,375
Cash paid during the period for:
Interest	$105,185	$101,890
Federal income taxes, net of refunds	2,050	1,900

See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) Third Quarter 2026 Form 10-Q	59

Financial Statements | Condensed Consolidated Statements of Changes in Equity
FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Changes in
Equity — (Unaudited)
(Dollars and shares in millions)

	Fannie Mae Stockholders’ Equity
	Shares Outstanding			Senior Preferred Stock	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
	Senior Preferred	Preferred	Common
Balance as of June 30, 2026	1	556	1,158	$120,836	$19,130	$687	$(16,559)	$(197)	$(7,400)	$116,497
Comprehensive income:
Net income	—	—	—	—	—	—	4,177	—	—	4,177
Other comprehensive income, net of tax effect:
Changes in net unrealized gains (losses) on available-for-sale securities (net of taxes of $275)	—	—	—	—	—	—	—	(1,036)	—	(1,036)
Reclassification adjustment for (gains) losses included in net income (net of taxes of $0)	—	—	—	—	—	—	—	—	—	—
Other (net of taxes of $0)	—	—	—	—	—	—	—	(1)	—	(1)
Total comprehensive income										3,140
Balance as of September 30, 2026	1	556	1,158	$120,836	$19,130	$687	$(12,382)	$(1,234)	$(7,400)	$119,637

	Fannie Mae Stockholders’ Equity
	Shares Outstanding			Senior Preferred Stock	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
	Senior Preferred	Preferred	Common
Balance as of December 31, 2025	1	556	1,158	$120,836	$19,130	$687	$(24,261)	$20	$(7,400)	$109,012
Comprehensive income:
Net income	—	—	—	—	—	—	11,879	—	—	11,879
Other comprehensive income, net of tax effect:
Changes in net unrealized gains (losses) on available-for-sale securities (net of taxes of $332)	—	—	—	—	—	—	—	(1,250)	—	(1,250)
Reclassification adjustment for (gains) losses included in net income (net of taxes of $0)	—	—	—	—	—	—	—	—	—	—
Other (net of taxes of $1)	—	—	—	—	—	—	—	(4)	—	(4)
Total comprehensive income										10,625
Balance as of September 30, 2026	1	556	1,158	$120,836	$19,130	$687	$(12,382)	$(1,234)	$(7,400)	$119,637

Fannie Mae (In conservatorship) Third Quarter 2026 Form 10-Q	60

Financial Statements | Condensed Consolidated Statements of Changes in Equity

	Fannie Mae Stockholders’ Equity
	Shares Outstanding			Senior Preferred Stock	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
	Senior Preferred	Preferred	Common
Balance as of June 30, 2025	1	556	1,158	$120,836	$19,130	$687	$(31,647)	$30	$(7,400)	$101,636
Comprehensive income:
Net income	—	—	—	—	—	—	3,859	—	—	3,859
Other comprehensive income, net of tax effect:
Changes in net unrealized gains (losses) on available-for-sale securities (net of taxes of $2)	—	—	—	—	—	—	—	(8)	—	(8)
Reclassification adjustment for (gains) losses included in net income (net of taxes of $0)	—	—	—	—	—	—	—	—	—	—
Other (net of taxes of $0)	—	—	—	—	—	—	—	(2)	—	(2)
Total comprehensive income										3,849
Balance as of September 30, 2025	1	556	1,158	$120,836	$19,130	$687	$(27,788)	$20	$(7,400)	$105,485

	Fannie Mae Stockholders’ Equity
	Shares Outstanding			Senior Preferred Stock	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
	Senior Preferred	Preferred	Common
Balance as of December 31, 2024	1	556	1,158	$120,836	$19,130	$687	$(38,625)	$29	$(7,400)	$94,657
Comprehensive income:
Net income	—	—	—	—	—	—	10,837	—	—	10,837
Other comprehensive income, net of tax effect:
Changes in net unrealized gains (losses) on available-for-sale securities (net of taxes of $1)	—	—	—	—	—	—	—	(5)	—	(5)
Reclassification adjustment for (gains) losses included in net income (net of taxes of $0)	—	—	—	—	—	—	—	1	—	1
Other (net of taxes of $1)	—	—	—	—	—	—	—	(5)	—	(5)
Total comprehensive income										10,828
Balance as of September 30, 2025	1	556	1,158	$120,836	$19,130	$687	$(27,788)	$20	$(7,400)	$105,485

See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) Third Quarter 2026 Form 10-Q	61

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
Earnings per Share
Earnings per share (“EPS”) is presented for basic and diluted EPS. For the three and nine months ended September 30, 2026 and 2025, the weighted average shares outstanding used in the computation of basic and diluted EPS includes 4.7 billion shares of common stock that would be issuable upon full exercise of the common stock warrant issued to the U.S. Department of the Treasury (“Treasury”).
For the calculation of diluted EPS, the weighted average shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.

Fannie Mae (In conservatorship) Third Quarter 2026 Form 10-Q	62

Notes to Condensed Consolidated Financial Statements | Summary of Significant Accounting Policies
For the three and nine months ended September 30, 2026 and 2025, our diluted EPS weighted-average shares outstanding include the 26 million shares issuable upon the conversion of convertible preferred stock.
Collateral
We enter into various transactions related to financial instruments where we pledge and accept collateral, including derivative transactions and repurchase and reverse repurchase agreements.
Pursuant to these arrangements, we posted U.S. Treasury securities of $9.7 billion and $8.2 billion as collateral, of which the substantial majority could be sold or repledged, as of September 30, 2026 and December 31, 2025, respectively. The fair value of non-cash collateral received was $33.8 billion and $45.6 billion, of which $32.8 billion and $43.4 billion could be sold or repledged as of September 30, 2026 and December 31, 2025, respectively. None of the underlying collateral we received was sold or repledged as of September 30, 2026 or December 31, 2025.
Foreclosed Property
We present property acquired through foreclosure in “Other assets” in our condensed consolidated balance sheets. We held $2.8 billion and $1.9 billion of acquired foreclosed property, net as of September 30, 2026 and December 31, 2025, respectively.
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
Senior Preferred Stock Purchase Agreement
FHFA, as conservator, entered into a senior preferred stock purchase agreement with Treasury on our behalf in September 2008. In connection with that agreement, we issued Treasury one million shares of Variable Liquidation Preference Senior Preferred Stock, Series 2008-2, which we refer to as the “senior preferred stock,” and a warrant to purchase shares equal to 79.9% of our common stock, on a fully diluted basis, for a nominal price of $0.00001 per share. This agreement also provides funding to us under certain circumstances if we have a net worth deficit. Pursuant to the senior preferred stock purchase agreement, we have received a total of $119.8 billion from Treasury as of September 30, 2026, and the amount of remaining funding available to us under the agreement is $113.9 billion. We have not received any funding from Treasury under this commitment since the first quarter of 2018. We had a positive net worth of $119.6 billion as of September 30, 2026.
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

Fannie Mae (In conservatorship) Third Quarter 2026 Form 10-Q	63

Notes to Condensed Consolidated Financial Statements | Conservatorship, Senior Preferred Stock Purchase Agreement and Related Matters
The aggregate liquidation preference of the senior preferred stock increased to $238.0 billion as of September 30, 2026 from $234.2 billion as of June 30, 2026, due to the increase in our net worth in the second quarter of 2026. The aggregate liquidation preference of the senior preferred stock will further increase to $241.1 billion as of December 31, 2026, due to the increase in our net worth in the third quarter of 2026.
Related Parties
U.S. FinTech Customer Services Agreement
Fannie Mae and Freddie Mac jointly own U.S. Financial Technology, LLC ("U.S. FinTech"), a limited liability company that operates a common securitization platform. As a result of this joint ownership, U.S. FinTech is considered a related party. U.S. FinTech operates as a separate entity from Fannie Mae and Freddie Mac.
Our Customer Services Agreement with U.S. FinTech was amended effective January 1, 2026. Under the amended agreement, Fannie Mae and Freddie Mac pay service fees to U.S. FinTech. Previously, Fannie Mae and Freddie Mac funded U.S. FinTech’s operations through capital contributions. The service fees are based on a cost‑plus arrangement with a fixed margin and are split equally between the two companies. We record the service fees and our share of U.S. FinTech’s net operating income (losses) in “Other income (expense), net.”
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

Fannie Mae (In conservatorship) Third Quarter 2026 Form 10-Q	64

Notes to Condensed Consolidated Financial Statements | Consolidations and Transfers of Financial Assets

The following table displays our maximum exposure to loss as a result of our involvement with unconsolidated VIEs and the total assets of the VIEs.

	As of
	September 30, 2026		December 31, 2025
	Total Assets	Maximum Exposure to Loss	Total Assets	Maximum Exposure to Loss
	(Dollars in millions)
Securitization and resecuritization trusts(1)	$491,025	$188,523	$535,491	$199,010
Credit risk transfer SPVs(2)	22,639	22,650	22,835	22,847
Limited partnerships, including low income housing tax credit ("LIHTC") investments(3)	7,115	749	6,973	750
(1)The net carrying amount of securitization and resecuritization trusts were $22.3 billion and $14.1 billion as of September 30, 2026 and December 31, 2025, respectively, which are primarily classified in “Investments in securities, at fair value” in our condensed consolidated balance sheets.
(2)Maximum exposure to loss of credit risk transfer SPVs consists of the UPB and accrued interest payable of obligations issued by Connecticut Avenue Securities® ("CAS") and Multifamily Connecticut Avenue Securities® ("MCASTM") SPVs.
(3)The net carrying value of LIHTC investments that represent VIEs was $749 million and $750 million as of September 30, 2026 and December 31, 2025, respectively. The net carrying value of all LIHTC investments was $2.8 billion and $2.5 billion as of September 30, 2026 and December 31, 2025, respectively. In our condensed consolidated balance sheets, the LIHTC investment assets and liabilities are classified as “Other assets” and “Other liabilities,” respectively.
As of September 30, 2026, the UPB of our multifamily loan portfolio was $535.7 billion. As our lending relationship does not provide us with a controlling financial interest in the borrower entity for loans in our multifamily loan portfolio, we do not consolidate these borrowers regardless of their status as either a VIE or a voting interest entity. We have excluded these entities from our VIE disclosures; however, the disclosures we have provided in “Note 4, Mortgage Loans,” “Note 5, Allowance for Credit Losses” and “Note 7, Financial Guarantees” with respect to this population are consistent with the FASB’s stated objectives for the disclosures related to unconsolidated VIEs.
Transfers of Financial Assets and Portfolio Securitizations
We issue single-class Fannie Mae MBS through portfolio securitization transactions by transferring pools of mortgage loans or mortgage-related securities to one or more trusts or special purpose entities. For the three months ended September 30, 2026 and 2025, the UPB of portfolio securitizations was $48.1 billion and $36.8 billion, respectively. For the nine months ended September 30, 2026 and 2025, the UPB of portfolio securitizations was $145.8 billion and $103.2 billion, respectively. We consolidate the substantial majority of these portfolio securitization transactions.
We retain interests from the transfer and sale of mortgage-related securities to unconsolidated single-class portfolio securitization trusts and unconsolidated single-class and multi-class portfolio resecuritization trusts. As of September 30, 2026, the UPB of retained interests was $7.8 billion and its related fair value was $7.8 billion. As of December 31, 2025, the UPB of retained interests was $1.0 billion and its related fair value was $1.3 billion. For the three months ended September 30, 2026 and 2025, the principal, interest and other fees received on retained interests was $130 million and $60 million, respectively. For the nine months ended September 30, 2026 and 2025, the principal, interest and other fees received on retained interests was $330 million and $183 million, respectively.
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

Fannie Mae (In conservatorship) Third Quarter 2026 Form 10-Q	65

Notes to Condensed Consolidated Financial Statements | Mortgage Loans
less, amortizing fixed-rate,” “Adjustable-rate,” and “Other.” The “Other” class primarily consists of reverse mortgage loans, interest-only loans, negative-amortizing loans and second liens.
The following table displays the carrying value of our mortgage loans and allowance for loan losses.

	As of
	September 30, 2026	December 31, 2025
	(Dollars in millions)
Single-family	$3,557,836	$3,570,904
Multifamily	535,708	524,962
Total UPB of mortgage loans(1)	4,093,544	4,095,866
Cost basis and fair value adjustments, net	22,502	31,811
Allowance for loan losses for HFI loans	(9,415)	(8,364)
Total mortgage loans(2)	$4,106,631	$4,119,313
(1)The UPB of mortgage loans is presented net of write-offs for amounts deemed uncollectible.
(2)Excludes $11.8 billion and $11.3 billion of accrued interest receivable as of September 30, 2026 and December 31, 2025, respectively.
The following table displays information about our purchase of HFI loans, redesignation of loans and sales of mortgage loans during the period.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2026	2025	2026	2025
	(Dollars in millions)
Purchase of HFI loans:
Single-family UPB	$87,500	$90,175	$296,610	$237,369
Multifamily UPB	14,272	18,508	45,121	46,658

Single-family loans redesignated from HFI to HFS:
Amortized cost	$197	$823	$738	$1,527
Lower of cost or fair value adjustment at time of redesignation(1)	(14)	(97)	(96)	(187)
Allowance reversed at time of redesignation	7	6	4	26

Single-family loans sold:
UPB	$541	$309	$541	$969
Realized gains (losses), net	(2)	(7)	(2)	—
(1)Consists of the write-off against the allowance at the time of redesignation.

Fannie Mae (In conservatorship) Third Quarter 2026 Form 10-Q	66

Notes to Condensed Consolidated Financial Statements | Mortgage Loans
Aging Analysis
The following tables display an aging analysis of the total amortized cost of our HFI mortgage loans by portfolio segment and class of financing receivable, excluding loans for which we have elected the fair value option.

	As of September 30, 2026
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(1)	Total Delinquent	Current	Total	Loans 90 Days or More Delinquent and Accruing Interest	Nonaccrual Loans with No Allowance(2)
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$35,302	$10,101	$22,389	$67,792	$3,174,106	$3,241,898	$90	$4,029
15-year or less, amortizing fixed-rate	1,287	296	551	2,134	291,966	294,100	3	246
Adjustable-rate	175	46	92	313	35,057	35,370	—	15
Other(3)	402	114	314	830	14,957	15,787	10	119
Total single-family	37,166	10,557	23,346	71,069	3,516,086	3,587,155	103	4,409
Multifamily(4)	615	N/A	2,738	3,353	530,677	534,030	69	1,957
Total	$37,781	$10,557	$26,084	$74,422	$4,046,763	$4,121,185	$172	$6,366

	As of December 31, 2025
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(1)	Total Delinquent	Current	Total	Loans 90 Days or More Delinquent and Accruing Interest	Nonaccrual Loans with No Allowance(2)
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$33,764	$10,205	$20,857	$64,826	$3,175,684	$3,240,510	$171	$3,713
15-year or less, amortizing fixed-rate	1,313	310	547	2,170	320,414	322,584	7	193
Adjustable-rate	155	43	96	294	28,312	28,606	1	17
Other(3)	455	127	354	936	16,690	17,626	12	133
Total single-family	35,687	10,685	21,854	68,226	3,541,100	3,609,326	191	4,056
Multifamily(4)	519	N/A	3,240	3,759	520,194	523,953	18	1,985
Total	$36,206	$10,685	$25,094	$71,985	$4,061,294	$4,133,279	$209	$6,041
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
The amortized cost of single-family mortgage loans for which formal foreclosure proceedings were in process was $6.3 billion and $5.4 billion as of September 30, 2026 and December 31, 2025, respectively. As a result of our various loss

Fannie Mae (In conservatorship) Third Quarter 2026 Form 10-Q	67

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

Fannie Mae (In conservatorship) Third Quarter 2026 Form 10-Q	68

Notes to Condensed Consolidated Financial Statements | Mortgage Loans
The following tables display information about the credit quality of our single-family mortgage loans as well as write-offs by class of financing receivable and year of origination.

	Credit Quality Indicators as of September 30, 2026 and Write-offs for the Nine Months Ended September 30, 2026, by Year of Origination(1)
	2026	2025	2024	2023	2022	Prior	Total
	(Dollars in millions)
Estimated mark-to-market LTV ratio:(2)
20- and 30-year or more, amortizing fixed-rate:
Less than or equal to 80%	$129,927	$161,662	$142,474	$132,415	$295,080	$1,960,287	$2,821,845
Greater than 80% and less than or equal to 90%	40,071	61,243	56,284	38,581	41,221	13,301	250,701
Greater than 90% and less than or equal to 100%	59,495	47,437	25,610	12,803	11,706	2,382	159,433
Greater than 100%	73	1,009	2,428	2,526	3,224	659	9,919
Total 20- and 30-year or more, amortizing fixed-rate	229,566	271,351	226,796	186,325	351,231	1,976,629	3,241,898
Current-year 20- and 30-year or more, amortizing fixed-rate write-offs	2	48	70	75	132	193	520
15-year or less, amortizing fixed-rate:
Less than or equal to 80%	13,465	13,820	5,751	4,306	23,676	229,502	290,520
Greater than 80% and less than or equal to 90%	1,260	1,113	235	52	46	3	2,709
Greater than 90% and less than or equal to 100%	623	213	22	5	5	—	868
Greater than 100%	—	1	1	1	—	—	3
Total 15-year or less, amortizing fixed-rate	15,348	15,147	6,009	4,364	23,727	229,505	294,100
Current-year 15-year or less, amortizing fixed-rate write-offs	—	1	1	1	1	3	7
Adjustable-rate:
Less than or equal to 80%	5,932	5,268	1,166	1,396	3,664	11,166	28,592
Greater than 80% and less than or equal to 90%	1,626	1,536	382	334	458	31	4,367
Greater than 90% and less than or equal to 100%	1,128	805	138	104	126	7	2,308
Greater than 100%	—	7	14	30	50	2	103
Total adjustable-rate	8,686	7,616	1,700	1,864	4,298	11,206	35,370
Current-year adjustable-rate write-offs	—	—	—	—	1	1	2
Other:
Less than or equal to 80%	—	—	—	—	—	13,249	13,249
Greater than 80% and less than or equal to 90%	—	—	—	—	—	38	38
Greater than 90% and less than or equal to 100%	—	—	—	—	—	14	14
Greater than 100%	—	—	—	—	—	19	19
Total other	—	—	—	—	—	13,320	13,320
Current-year other write-offs	—	—	—	—	—	6	6
Total for all classes by LTV ratio:(2)
Less than or equal to 80%	$149,324	$180,750	$149,391	$138,117	$322,420	$2,214,204	$3,154,206
Greater than 80% and less than or equal to 90%	42,957	63,892	56,901	38,967	41,725	13,373	257,815
Greater than 90% and less than or equal to 100%	61,246	48,455	25,770	12,912	11,837	2,403	162,623
Greater than 100%	73	1,017	2,443	2,557	3,274	680	10,044
Total	$253,600	$294,114	$234,505	$192,553	$379,256	$2,230,660	$3,584,688
Total current-year write-offs	$2	$49	$71	$76	$134	$203	$535

Fannie Mae (In conservatorship) Third Quarter 2026 Form 10-Q	69

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

	Credit Quality Indicators as of December 31, 2025 and Write-offs for the Year Ended December 31, 2025, by Year of Origination(1)
	2025	2024	2023	2022	2021	Prior	Total
	(Dollars in millions)
Estimated mark-to-market LTV ratio:(2)
20- and 30-year or more, amortizing fixed-rate:
Less than or equal to 80%	$145,040	$152,418	$142,942	$306,573	$792,049	$1,301,401	$2,840,423
Greater than 80% and less than or equal to 90%	54,527	62,451	52,313	53,203	14,848	2,790	240,132
Greater than 90% and less than or equal to 100%	69,983	44,582	18,590	15,374	2,184	517	151,230
Greater than 100%	566	2,035	2,314	3,137	479	194	8,725
Total 20- and 30-year or more, amortizing fixed-rate	270,116	261,486	216,159	378,287	809,560	1,304,902	3,240,510
Current-year 20- and 30-year or more, amortizing fixed-rate write-offs	5	56	92	176	106	242	677
15-year or less, amortizing fixed-rate:
Less than or equal to 80%	13,753	6,794	5,149	26,742	125,837	141,455	319,730
Greater than 80% and less than or equal to 90%	1,464	440	127	82	6	—	2,119
Greater than 90% and less than or equal to 100%	619	88	11	13	—	—	731
Greater than 100%	1	2	1	—	—	—	4
Total 15-year or less, amortizing fixed-rate	15,837	7,324	5,288	26,837	125,843	141,455	322,584
Current-year 15-year or less, amortizing fixed-rate write-offs	—	1	1	3	1	3	9
Adjustable-rate:
Less than or equal to 80%	4,550	1,324	1,533	3,956	4,859	7,841	24,063
Greater than 80% and less than or equal to 90%	1,493	442	432	560	32	4	2,963
Greater than 90% and less than or equal to 100%	987	206	131	165	9	1	1,499
Greater than 100%	2	3	24	51	1	—	81
Total adjustable-rate	7,032	1,975	2,120	4,732	4,901	7,846	28,606
Current-year adjustable-rate write-offs	—	—	1	1	—	—	2
Other:
Less than or equal to 80%	—	—	—	—	—	14,701	14,701
Greater than 80% and less than or equal to 90%	—	—	—	—	—	45	45
Greater than 90% and less than or equal to 100%	—	—	—	—	—	21	21
Greater than 100%	—	—	—	—	—	21	21
Total other	—	—	—	—	—	14,788	14,788
Current-year other write-offs	—	—	—	—	—	35	35
Total for all classes by LTV ratio:(2)
Less than or equal to 80%	$163,343	$160,536	$149,624	$337,271	$922,745	$1,465,398	$3,198,917
Greater than 80% and less than or equal to 90%	57,484	63,333	52,872	53,845	14,886	2,839	245,259
Greater than 90% and less than or equal to 100%	71,589	44,876	18,732	15,552	2,193	539	153,481
Greater than 100%	569	2,040	2,339	3,188	480	215	8,831
Total	$292,985	$270,785	$223,567	$409,856	$940,304	$1,468,991	$3,606,488
Total current-year write-offs	$5	$57	$94	$180	$107	$280	$723
(1)Excludes amortized cost of $2.5 billion and $2.8 billion as of September 30, 2026 and December 31, 2025, respectively, of mortgage loans guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies, which represents primarily reverse mortgages for which we do not calculate an estimated mark-to-market LTV ratio. The tables also exclude current-year write-offs of mortgage loans guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies. Year of loan origination may not be the same as the period in which we subsequently acquired the loan.
(2)The aggregate estimated mark-to-market LTV ratio is based on the UPB of the loan divided by the estimated current value of the property as of the end of each reported period, which we calculate using an internal valuation model that is used in our home price forecast to estimate periodic changes in home value.

Fannie Mae (In conservatorship) Third Quarter 2026 Form 10-Q	70

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

	Credit Quality Indicators as of September 30, 2026 and Write-offs for the Nine Months Ended September 30, 2026, by Year of Origination(1)
	2026	2025	2024	2023	2022	Prior	Total
	(Dollars in millions)
Internally assigned credit risk rating:
Pass(2)	$34,557	$76,765	$50,995	$46,902	$48,779	$246,517	$504,515
Special mention(3)	28	21	67	128	195	764	1,203
Substandard(4)	26	887	2,891	4,160	5,745	14,590	28,299
Doubtful(5)	—	13	—	—	—	—	13
Total	$34,611	$77,686	$53,953	$51,190	$54,719	$261,871	$534,030
Current-year write-offs	$—	$—	$36	$171	$123	$274	$604

	Credit Quality Indicators as of December 31, 2025 and Write-offs for the Year Ended December 31, 2025, by Year of Origination(1)
	2025	2024	2023	2022	2021	Prior	Total
	(Dollars in millions)
Internally assigned credit risk rating:
Pass(2)	$67,503	$52,368	$48,990	$49,486	$58,248	$218,704	$495,299
Special mention(3)	—	187	124	155	246	793	1,505
Substandard(4)	378	1,920	3,753	6,567	3,291	11,239	27,148
Doubtful(5)	—	—	—	—	—	1	1
Total	$67,881	$54,475	$52,867	$56,208	$61,785	$230,737	$523,953
Current-year write-offs	$—	$17	$111	$108	$66	$168	$470
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

Fannie Mae (In conservatorship) Third Quarter 2026 Form 10-Q	71

Notes to Condensed Consolidated Financial Statements | Mortgage Loans
Restructurings for Borrowers Experiencing Financial Difficulty
The following tables display the amortized cost of HFI mortgage loans that were restructured, during the periods indicated, presented by portfolio segment and class of financing receivable.

	For the Three Months Ended September 30, 2026
	Payment Delay (Only)
	Forbearance Plan	Payment Deferral	Trial Modification and Repayment Plans	Payment Delay and Term Extension(1)	Payment Delay, Term Extension, Interest Rate Reduction, and Other(1)	Total	Percentage of Total by Financing Class(2)
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$5,939	$2,094	$5,093	$2,498	$643	$16,267	1%
15-year or less, amortizing fixed-rate	162	47	133	59	3	404	*
Adjustable-rate	44	5	14	—	—	63	*
Other	32	18	29	15	4	98	1
Total single-family	6,177	2,164	5,269	2,572	650	16,832	*
Multifamily	—	—	—	—	299	299	*
Total(3)	$6,177	$2,164	$5,269	$2,572	$949	$17,131	*

	For the Nine Months Ended September 30, 2026
	Payment Delay (Only)
	Forbearance Plan	Payment Deferral	Trial Modification and Repayment Plans	Payment Delay and Term Extension(1)	Payment Delay, Term Extension, Interest Rate Reduction, and Other(1)	Total	Percentage of Total by Financing Class(2)
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$9,366	$6,824	$8,964	$7,400	$1,498	$34,052	1%
15-year or less, amortizing fixed-rate	270	163	245	163	6	847	*
Adjustable-rate	66	24	27	—	1	118	*
Other	55	58	65	45	14	237	2
Total single-family	9,757	7,069	9,301	7,608	1,519	35,254	1
Multifamily	9	—	—	—	726	735	*
Total(3)	$9,766	$7,069	$9,301	$7,608	$2,245	$35,989	1

Fannie Mae (In conservatorship) Third Quarter 2026 Form 10-Q	72

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

	For the Three Months Ended September 30, 2025
	Payment Delay (Only)
	Forbearance Plan	Payment Deferral	Trial Modification and Repayment Plans	Payment Delay and Term Extension(1)	Payment Delay, Term Extension, Interest Rate Reduction, and Other(1)	Total	Percentage of Total by Financing Class(2)
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$4,809	$2,404	$5,277	$2,837	$226	$15,553	*
15-year or less, amortizing fixed-rate	155	70	140	53	2	420	*
Adjustable-rate	26	6	18	—	1	51	*
Other	24	24	44	19	5	116	1%
Total single-family	5,014	2,504	5,479	2,909	234	16,140	*
Multifamily	474	—	—	—	115	589	*
Total(3)	$5,488	$2,504	$5,479	$2,909	$349	$16,729	*

	For the Nine Months Ended September 30, 2025
	Payment Delay (Only)
	Forbearance Plan	Payment Deferral	Trial Modification and Repayment Plans	Payment Delay and Term Extension(1)	Payment Delay, Term Extension, Interest Rate Reduction, and Other(1)	Total	Percentage of Total by Financing Class(2)
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$7,866	$8,268	$9,312	$8,427	$575	$34,448	1%
15-year or less, amortizing fixed-rate	272	256	269	90	3	890	*
Adjustable-rate	45	27	34	—	5	111	*
Other	45	79	94	57	20	295	2
Total single-family	8,228	8,630	9,709	8,574	603	35,744	1
Multifamily	587	—	—	—	138	725	*
Total(3)	$8,815	$8,630	$9,709	$8,574	$741	$36,469	1
*    Represents less than 0.5% of total by financing class.
(1)    Represents loans that received a contractual modification.
(2)    Based on the amortized cost basis as of period end, divided by the period-end amortized cost basis of the corresponding class of financing receivable.
(3)    Excludes $324 million and $1.3 billion for the three and nine months ended September 30, 2026, respectively, and $341 million and $1.2 billion for the three and nine months ended September 30, 2025, respectively, for loans that were the subject of loss mitigation activity during the period that paid off, were repurchased or were sold prior to period end. Also excludes loans that liquidated either through foreclosure, deed-in-lieu of foreclosure, or a short sale. Loans may move from one category to another, as a result of the restructuring(s) they received during the period.

Fannie Mae (In conservatorship) Third Quarter 2026 Form 10-Q	73

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

	For the Three Months Ended September 30,
	2026			2025
	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (in Months)	Average Amount Capitalized as a Result of a Payment Delay(1)	Weighted- Average Interest Rate Reduction	Weighted- Average Term Extension (in Months)	Average Amount Capitalized as a Result of a Payment Delay(1)
Loan by class of financing receivable:(2)
20- and 30-year or more, amortizing fixed-rate	0.83%	144	$14,493	0.54%	142	$13,469
15-year or less, amortizing fixed-rate	0.69	52	11,300	0.87	50	10,061
Adjustable-rate	0.23	—	8,630	1.19	—	9,970
Other	0.53	125	10,724	0.67	131	14,735

	For the Nine Months Ended September 30,
	2026			2025
	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (in Months)	Average Amount Capitalized as a Result of a Payment Delay(1)	Weighted- Average Interest Rate Reduction	Weighted- Average Term Extension (in Months)	Average Amount Capitalized as a Result of a Payment Delay(1)
Loan by class of financing receivable:(2)
20- and 30-year or more, amortizing fixed-rate	0.77%	144	$14,114	0.58%	148	$13,162
15-year or less, amortizing fixed-rate	0.84	53	11,062	1.02	51	9,642
Adjustable-rate	0.54	—	11,010	1.09	—	10,115
Other	1.09	138	13,855	1.05	150	13,571
(1)    Represents the average amount of delinquency-related amounts that were capitalized as part of the loan balance. Amounts are in whole dollars.
(2)    Excludes the financial effects of modifications for loans that were paid off or otherwise liquidated as of period end.

Fannie Mae (In conservatorship) Third Quarter 2026 Form 10-Q	74

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

	For the Three Months Ended September 30, 2026
	Payment Delay as a Result of a Payment Deferral (Only)	Payment Delay and Term Extension	Payment Delay, Term Extension, Interest Rate Reduction and Other	Total
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$1,202	$1,005	$150	$2,357
15-year or less, amortizing fixed-rate	27	17	—	44
Adjustable-rate	3	—	—	3
Other	11	6	2	19
Total single-family	1,243	1,028	152	2,423
Multifamily	—	—	—	—
Total loans that subsequently defaulted(1)(2)	$1,243	$1,028	$152	$2,423

	For the Nine Months Ended September 30, 2026
	Payment Delay as a Result of a Payment Deferral (Only)	Payment Delay and Term Extension	Payment Delay, Term Extension, Interest Rate Reduction and Other	Total
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$2,429	$2,051	$261	$4,741
15-year or less, amortizing fixed-rate	59	29	1	89
Adjustable-rate	5	—	1	6
Other	21	13	5	39
Total single-family	2,514	2,093	268	4,875
Multifamily	—	—	—	—
Total loans that subsequently defaulted(1)(2)	$2,514	$2,093	$268	$4,875

Fannie Mae (In conservatorship) Third Quarter 2026 Form 10-Q	75

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

	For the Three Months Ended September 30, 2025
	Payment Delay as a Result of a Payment Deferral (Only)	Payment Delay and Term Extension	Payment Delay, Term Extension and Interest Rate Reduction	Total
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$1,280	$1,021	$57	$2,358
15-year or less, amortizing fixed-rate	32	3	—	35
Adjustable-rate	2	—	1	3
Other	14	6	5	25
Total single-family	1,328	1,030	63	2,421
Multifamily	—	—	21	21
Total loans that subsequently defaulted(1)(2)	$1,328	$1,030	$84	$2,442

	For the Nine Months Ended September 30, 2025
	Payment Delay as a Result of a Payment Deferral (Only)	Payment Delay and Term Extension	Payment Delay, Term Extension and Interest Rate Reduction	Total
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$2,631	$1,863	$85	$4,579
15-year or less, amortizing fixed-rate	65	3	—	68
Adjustable-rate	6	—	3	9
Other	26	12	7	45
Total single-family	2,728	1,878	95	4,701
Multifamily	—	—	21	21
Total loans that subsequently defaulted(1)(2)	$2,728	$1,878	$116	$4,722
(1)    Represents amortized cost as of period end. Excludes loans that liquidated either through foreclosure, deed-in-lieu of foreclosure, or a short sale.
(2)    The substantial majority of loans that received a completed modification or a payment deferral during the three months ended September 30, 2026 did not default during the third quarter of 2026. The substantial majority of loans that received a completed modification or a payment deferral during the three months ended September 30, 2025 did not default during the third quarter of 2025.

Fannie Mae (In conservatorship) Third Quarter 2026 Form 10-Q	76

Notes to Condensed Consolidated Financial Statements | Mortgage Loans
The following tables display an aging analysis of HFI mortgage loans that were restructured during the twelve months prior to September 30, 2026 and September 30, 2025, respectively, presented by portfolio segment and class of financing receivable.

	As of September 30, 2026(1)
	30-59 Days Delinquent	60-89 Days Delinquent(2)	Seriously Delinquent	Total Delinquent	Current	Total
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$4,670	$3,026	$13,677	$21,373	$15,550	$36,923
15-year or less, amortizing fixed-rate	107	74	324	505	484	989
Adjustable-rate	13	12	50	75	61	136
Other	39	26	85	150	102	252
Total single-family loans modified	4,829	3,138	14,136	22,103	16,197	38,300
Multifamily	—	N/A	9	9	728	737
Total loans restructured(3)	$4,829	$3,138	$14,145	$22,112	$16,925	$39,037

	As of September 30, 2025(1)
	30-59 Days Delinquent	60-89 Days Delinquent(2)	Seriously Delinquent	Total Delinquent	Current	Total
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$4,456	$2,818	$12,807	$20,081	$15,529	$35,610
15-year or less, amortizing fixed-rate	98	70	339	507	428	935
Adjustable-rate	12	10	51	73	47	120
Other	44	34	103	181	136	317
Total single-family loans modified	4,610	2,932	13,300	20,842	16,140	36,982
Multifamily	11	N/A	538	549	540	1,089
Total loans restructured(3)	$4,621	$2,932	$13,838	$21,391	$16,680	$38,071
(1)    As of September 30, 2026, the substantial majority of loans that received a completed modification or a payment deferral during the third quarter of 2026 were not delinquent as of September 30, 2026. As of September 30, 2025, the substantial majority of loans that received a completed modification or a payment deferral during the third quarter of 2025 were not delinquent as of September 30, 2025.
(2)     Multifamily loans 60-89 days delinquent are included in the seriously delinquent column.
(3)    Represents the amortized cost basis as of period end.

Fannie Mae (In conservatorship) Third Quarter 2026 Form 10-Q	77

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
The table below displays the accrued interest receivable written off through the reversal of interest income from nonaccrual loans.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in millions)
Accrued interest receivable written off through the reversal of interest income:
Single-family	$125	$101	$348	$295
Multifamily	9	11	19	25
The tables below include the amortized cost of and interest income recognized on mortgage loans on nonaccrual status, presented by portfolio segment and class of financing receivable.

	As of			For the Three Months Ended September 30, 2026	For the Nine Months Ended September 30, 2026
	September 30, 2026	June 30, 2026	December 31, 2025
	Amortized Cost(1)			Total Interest Income Recognized(2)
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$27,753	$27,139	$26,221	$40	$337
15-year or less, amortizing fixed-rate	672	680	692	1	6
Adjustable-rate	114	111	114	—	2
Other	373	398	421	1	5
Total single-family	28,912	28,328	27,448	42	350
Multifamily	3,057	3,091	3,312	6	23
Total nonaccrual loans	$31,969	$31,419	$30,760	$48	$373

	As of			For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2025
	September 30, 2025	June 30, 2025	December 31, 2024
	Amortized Cost(1)			Total Interest Income Recognized(2)
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$24,936	$25,423	$25,218	$45	$295
15-year or less, amortizing fixed-rate	689	736	770	1	6
Adjustable-rate	108	114	114	—	2
Other	408	428	482	1	5
Total single-family	26,141	26,701	26,584	47	308
Multifamily	2,894	2,862	2,517	5	23
Total nonaccrual loans	$29,035	$29,563	$29,101	$52	$331
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

Fannie Mae (In conservatorship) Third Quarter 2026 Form 10-Q	78

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in millions)
Single-family allowance for credit losses:
Beginning balance	$(6,345)	$(5,985)	$(6,272)	$(5,487)
(Provision) benefit for credit losses	(694)	(269)	(1,023)	(1,030)
Write-offs	181	241	546	598
Recoveries	(67)	(51)	(176)	(145)
Ending balance	$(6,925)	$(6,064)	$(6,925)	$(6,064)
Multifamily allowance for credit losses:
Beginning balance	$(2,408)	$(2,486)	$(2,320)	$(2,399)
(Provision) benefit for credit losses	(446)	(69)	(879)	(278)
Write-offs	160	167	604	350
Recoveries	(40)	(25)	(139)	(86)
Ending balance	$(2,734)	$(2,413)	$(2,734)	$(2,413)
Total allowance for credit losses:
Beginning balance	$(8,753)	$(8,471)	$(8,592)	$(7,886)
(Provision) benefit for credit losses	(1,140)	(338)	(1,902)	(1,308)
Write-offs	341	408	1,150	948
Recoveries	(107)	(76)	(315)	(231)
Ending balance	$(9,659)	$(8,477)	$(9,659)	$(8,477)

Components of allowance for credit losses:
	As of
	September 30, 2026	December 31, 2025
	(Dollars in millions)
Single-family allowance for credit losses:
Allowance for loan losses	$(6,694)	$(6,056)
Other(1)	(231)	(216)
Total	$(6,925)	$(6,272)
Multifamily allowance for credit losses:
Allowance for loan losses	$(2,721)	$(2,308)
Other(1)	(13)	(12)
Total	$(2,734)	$(2,320)
Total allowance for credit losses:
Allowance for loan losses	$(9,415)	$(8,364)
Other(1)	(244)	(228)
Total	$(9,659)	$(8,592)
(1)Consists of allowance for credit losses on advances of pre-foreclosure costs, accrued interest receivable, our guaranty loss reserves, and credit reserves on our AFS debt securities. Pre-foreclosure costs represent advances for property taxes and insurance receivables.

Fannie Mae (In conservatorship) Third Quarter 2026 Form 10-Q	79

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
Our single-family provision for credit losses for the three months ended September 30, 2026 was primarily driven by higher actual and projected interest rates, which extend the expected life of the loans, provision related to loans acquired during the period for our single-family guaranty book of business, and loans that became newly delinquent.
Our single-family provision for credit losses for the nine months ended September 30, 2026 was primarily driven by provision related to loans acquired during the period for our single-family guaranty book of business, loans that became newly delinquent, and higher actual and projected interest rates.
For both the three and nine months ended September 30, 2026, these factors were partially offset by benefits from actual home price growth and loans liquidating from our single-family guaranty book of business.
Our single-family provision for credit losses for the three months ended September 30, 2025 was primarily driven by provision associated with loans that we acquired during the period, which primarily consisted of purchase loans.
Our single-family provision for credit losses for the nine months ended September 30, 2025 was primarily driven by provision associated with loans that we acquired during the period, which primarily consisted of purchase loans, and by weaker-than-expected home price growth.
Our multifamily provision for credit losses for the three and nine months ended September 30, 2026 was primarily driven by weakening credit metrics on loans in our multifamily guaranty book of business and a decline in our near-term forecast for multifamily property values. The deterioration in credit metrics primarily reflected higher mark-to-market LTV ratios on multifamily properties, loans with lower debt service coverage ratios driven by lower net operating income reported for the underlying properties, and new loan delinquencies. Higher actual and projected interest rates were also a primary driver of provision for each period.
Our multifamily provision for loan losses for the three and nine months ended September 30, 2025 was primarily driven by an increase in delinquencies including provision from seriously delinquent loans that were written down to the net recoverable amount of the loans’ collateral during the period.

Fannie Mae (In conservatorship) Third Quarter 2026 Form 10-Q	80

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

	As of
	September 30, 2026	December 31, 2025
Trading securities:	(Dollars in millions)
Mortgage-related securities (includes $1.3 billion and $522 million, respectively, related to consolidated trusts)(1)	$23,069	$14,291
Non-mortgage-related securities(2)	40,087	55,223
Total trading securities	63,156	69,514
Available-for-sale securities:
Mortgage-related securities (amortized cost of $627 million and $400 million, respectively)(1)	570	375
Non-mortgage-related securities (amortized cost of $38.5 billion and $0, respectively)(2)	36,997	—
Total available-for-sale securities	37,567	375
Total investments in securities	$100,723	$69,889
(1)Primarily consists of Fannie Mae, Freddie Mac, and Ginnie Mae mortgage-related securities.
(2)Consists of U.S. Treasury securities.
The following table displays information about our net trading gains (losses).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in millions)
Net trading gains (losses)	$(1,545)	$296	$(2,043)	$1,279
Net trading gains (losses) recognized in the period related to securities still held at period end	(1,539)	257	(2,041)	1,044
Net unrealized losses on our AFS investment portfolio recorded in accumulated other comprehensive income (loss) were $1.6 billion and $23 million as of September 30, 2026 and December 31, 2025, respectively. The unrealized losses on our AFS investment portfolio were primarily attributable to non-mortgage-related securities, consisting of fixed-rate U.S. Treasury security investments. These unrealized losses resulted from increases in interest rates, rather than credit deterioration. We neither have an intention to sell nor do we expect to be required to sell these U.S. Treasury security investments. The allowance for credit losses on our AFS investment portfolio was not significant as of September 30, 2026 or December 31, 2025.
For the three and nine months ended September 30, 2026, we had $99 million and $4.2 billion in proceeds from sales of AFS securities, respectively, resulting in gross realized losses of less than $1 million and $26 million, respectively. There were no sales of AFS securities during the three and nine months ended September 30, 2025.

Fannie Mae (In conservatorship) Third Quarter 2026 Form 10-Q	81

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

	As of September 30, 2026
	Total Amortized Cost	Total Fair Value	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
			Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in millions)
Mortgage-related securities(1)	$625	$570	$—	$—	$7	$7	$115	$114	$503	$449
Non-mortgage-related securities	38,546	36,997	—	—	33,982	32,660	4,564	4,337	—	—
Total	$39,171	$37,567	$—	$—	$33,989	$32,667	$4,679	$4,451	$503	$449
Weighted-average interest rate (2)	4.00%		—%		3.97%		4.11%		5.18%
(1)Amortized cost of mortgage-related securities is presented net of the allowance for credit losses on AFS debt securities.
(2)Weighted-average interest rate includes the effects of discounts, premiums and other cost basis adjustments.
7.  Financial Guarantees
We recognize a guaranty obligation for our obligation to stand ready to perform on our guarantees to unconsolidated trusts and other guaranty arrangements. These off-balance sheet guarantees expose us to credit losses primarily relating to the UPB of our unconsolidated Fannie Mae MBS and other financial guarantees. As of September 30, 2026, the maximum remaining contractual term of our guarantees was 29 years; however, the actual term of each guaranty may be significantly less than the contractual term based on the prepayment characteristics of the related mortgage loans. We measure our guaranty reserve for estimated credit losses for off-balance sheet exposures over the contractual period for which they are exposed to the credit risk, unless that obligation is unconditionally cancellable by the issuer.
As the guarantor of structured securities backed in whole or in part by Freddie Mac-issued securities, we extend our guaranty to the underlying Freddie Mac securities in our resecuritization trusts. However, Freddie Mac continues to guarantee the payment of principal and interest on the underlying Freddie Mac securities that we have resecuritized. When we began issuing UMBS, we entered into an indemnification agreement under which Freddie Mac agreed to indemnify us for losses caused by its failure to meet its payment or other specified obligations under the trust agreements pursuant to which the underlying resecuritized securities were issued. As a result, and due to the funding commitment available to Freddie Mac through its senior preferred stock purchase agreement with Treasury, we have concluded that the associated credit risk is negligible. Accordingly, we exclude from the following table Freddie Mac securities backing unconsolidated Fannie Mae-issued structured securities of $173.6 billion and $184.3 billion as of September 30, 2026 and December 31, 2025, respectively.
The following table displays our off-balance sheet maximum exposure, guaranty obligation recognized in our condensed consolidated balance sheets and the potential maximum recovery from third parties through available credit enhancements and recourse related to our financial guarantees.

	As of
	September 30, 2026			December 31, 2025
	Maximum Exposure	Guaranty Obligation	Maximum Recovery(1)	Maximum Exposure	Guaranty Obligation	Maximum Recovery(1)
	(Dollars in millions)
Unconsolidated Fannie Mae MBS	$2,028	$12	$1,994	$2,229	$13	$2,187
Other guaranty arrangements(2)	9,058	88	2,177	9,151	83	2,132
Total	$11,086	$100	$4,171	$11,380	$96	$4,319
(1)Recoverability of such credit enhancements and recourse is subject to, among other factors, the ability of our mortgage insurers and the U.S. government, as a financial guarantor, to meet their obligations to us. For information on our mortgage insurers, see “Note 14, Concentrations of Credit Risk” in our 2025 Form 10-K.
(2)Primarily consists of credit enhancements and long-term standby commitments.

Fannie Mae (In conservatorship) Third Quarter 2026 Form 10-Q	82

Notes to Condensed Consolidated Financial Statements | Short-Term and Long-Term Debt

8.  Short-Term and Long-Term Debt
Short-Term Debt
The following table displays our outstanding short-term debt (debt with an original contractual maturity of one year or less) and weighted-average interest rates of this debt.

	As of
	September 30, 2026		December 31, 2025
	Outstanding	Weighted- Average Interest Rate(1)	Outstanding	Weighted- Average Interest Rate(1)
	(Dollars in millions)
Short-term debt of Fannie Mae	$31,120	3.88%	$24,538	3.66%
(1)Includes the effects of discounts, premiums and other cost basis adjustments.
Long-Term Debt
Long-term debt represents debt with an original contractual maturity of greater than one year. The following table displays our outstanding long-term debt.

	As of
	September 30, 2026			December 31, 2025
	Maturities	Outstanding(1)	Weighted- Average Interest Rate(2)	Maturities	Outstanding(1)	Weighted- Average Interest Rate(2)
	(Dollars in millions)
Senior fixed:
Benchmark notes and bonds	2027 - 2030	$19,470	5.06%	2026 - 2030	$26,649	4.16%
Medium-term notes(3)	2026 - 2036	59,506	3.80	2026 - 2035	31,430	3.25
Other(4)	2027 - 2038	6,381	3.95	2026 - 2038	6,609	3.87
Total senior fixed		85,357	4.12		64,688	3.70
Senior floating:
Medium-term notes(3)	2026 - 2028	51,435	3.86	2026 - 2027	36,437	3.93
Other(5)	2029 - 2037	819	9.23	2028 - 2037	1,626	10.99
Total senior floating		52,254	3.95		38,063	4.23
Total long-term debt of Fannie Mae(6)		137,611	4.06		102,751	3.89
Debt of consolidated trusts	2026 - 2064	4,000,518	3.24	2026 - 2064	4,053,140	3.14
Total long-term debt		$4,138,129	3.27%		$4,155,891	3.16%
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
(6)Includes unamortized discounts and premiums, fair value adjustments, hedge-related cost basis adjustments, and other cost basis adjustments in a net discount position of $2.8 billion and $2.6 billion as of September 30, 2026 and December 31, 2025, respectively.
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

Fannie Mae (In conservatorship) Third Quarter 2026 Form 10-Q	83

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

	As of September 30, 2026			As of December 31, 2025
	Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
		Asset Derivatives	Liability Derivatives		Asset Derivatives	Liability Derivatives
	(Dollars in millions)
Risk management derivatives designated as hedging instruments:
Swaps:(1)
Pay-fixed	$50,365	$—	$—	$38,759	$—	$—
Receive-fixed	7,186	—	—	8,439	—	—
Total risk management derivatives designated as hedging instruments	57,551	—	—	47,198	—	—
Risk management derivatives not designated as hedging instruments:
Swaps:(1)
Pay-fixed	167,634	—	—	199,744	—	—
Receive-fixed	220,497	42	(2,233)	194,394	145	(1,082)
Basis	250	—	(1)	250	28	—
Foreign currency	329	—	(63)	334	—	(56)
Swaptions:(1)
Pay-fixed	33,209	319	(190)	11,956	91	(4)
Receive-fixed	17,821	11	(169)	11,661	13	(114)
Futures(1)	18,984	—	—	11,546	—	—
Interest rate caps	4,000	44	(9)	—	—	—
Total risk management derivatives not designated as hedging instruments	462,724	416	(2,665)	429,885	277	(1,256)
Netting adjustment(2)	—	(206)	2,641	—	(199)	1,242
Total risk management derivatives portfolio	520,275	210	(24)	477,083	78	(14)
Mortgage commitment derivatives:
Mortgage commitments to purchase whole loans	4,260	—	(42)	4,005	7	(1)
Forward contracts to purchase mortgage-related securities	92,692	2	(473)	47,122	48	(13)
Forward contracts to sell mortgage-related securities	142,808	239	(14)	111,868	—	(117)
Total mortgage commitment derivatives	239,760	241	(529)	162,995	55	(131)
Credit enhancement derivatives	25,572	48	(3)	27,269	44	(3)
Other derivatives	3,891	—	(84)	732	—	(4)
Derivatives at fair value	$789,498	$499	$(640)	$668,079	$177	$(152)
(1)Centrally cleared derivatives have no ascribable fair value because the positions are settled daily.
(2)The netting adjustment represents the effect of the legal right to offset under legally enforceable master netting arrangements to settle with the same counterparty on a net basis, including cash collateral posted and received. Cash collateral posted was $2.4 billion and $1.1 billion as of September 30, 2026 and December 31, 2025, respectively. Cash collateral received was $2 million and $27 million as of September 30, 2026 and December 31, 2025, respectively.

Fannie Mae (In conservatorship) Third Quarter 2026 Form 10-Q	84

Notes to Condensed Consolidated Financial Statements | Derivative Instruments
The following table displays, by type of derivative instrument, the fair value gains and losses, net on our derivatives.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in millions)
Risk management derivatives:
Swaps:
Pay-fixed	$4,859	$(43)	$6,583	$(1,253)
Receive-fixed	(5,793)	362	(7,567)	1,979
Basis	(30)	7	(24)	8
Foreign currency	(3)	(9)	(10)	23
Swaptions:
Pay-fixed	65	(79)	49	(94)
Receive-fixed	(43)	(26)	(48)	(35)
Futures	553	(1)	784	—
Interest rate caps	16	—	16	—
Net contractual interest income (expense) on interest-rate swaps	(43)	(94)	(56)	(495)
Total risk management derivatives fair value gains (losses), net	(419)	117	(273)	133
Mortgage commitment derivatives fair value gains (losses), net	2,283	(295)	2,600	(684)
Credit enhancement derivatives fair value gains (losses), net	(1)	3	(17)	(25)
Other derivatives	(47)	—	(54)	—
Total derivatives fair value gains (losses), net	$1,816	$(175)	$2,256	$(576)

Fannie Mae (In conservatorship) Third Quarter 2026 Form 10-Q	85

Notes to Condensed Consolidated Financial Statements | Derivative Instruments
Effect of Fair Value Hedge Accounting
The following table displays the effect of fair value hedge accounting on our condensed consolidated statements of operations and comprehensive income, including gains and losses recognized on fair value hedging relationships.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2026		2025		2026		2025
	Interest Income: Mortgage Loans	Interest Expense: Long-Term Debt	Interest Income: Mortgage Loans	Interest Expense: Long-Term Debt	Interest Income: Mortgage Loans	Interest Expense: Long-Term Debt	Interest Income: Mortgage Loans	Interest Expense: Long-Term Debt
	(Dollars in millions)
Total amounts presented in our condensed consolidated statements of operations and comprehensive income	$39,962	$(33,740)	$38,344	$(32,639)	$118,161	$(99,631)	$113,436	$(96,702)

Gains (losses) from fair value hedging relationships:
Mortgage loans HFI and related interest-rate contracts:
Hedged items	$(3,133)	$—	$100	$—	$(3,626)	$—	$747	$—
Discontinued hedge related basis adjustment amortization	44	—	6	—	71	—	29	—
Derivatives designated as hedging instruments	3,116	—	(89)	—	3,580	—	(732)	—
Interest accruals on hedging instruments	(13)	—	61	—	(9)	—	170	—
Debt of Fannie Mae and related interest-rate contracts:
Hedged items	—	393	—	15	—	726	—	(259)
Discontinued hedge-related basis adjustment amortization	—	(173)	—	(193)	—	(502)	—	(633)
Derivatives designated as hedging instruments	—	(378)	—	(20)	—	(708)	—	258
Interest accruals on derivative hedging instruments	—	(3)	—	(25)	—	(13)	—	(70)
Gains (losses) recognized in net interest income on fair value hedging relationships	$14	$(161)	$78	$(223)	$16	$(497)	$214	$(704)

Fannie Mae (In conservatorship) Third Quarter 2026 Form 10-Q	86

Notes to Condensed Consolidated Financial Statements | Derivative Instruments
Hedged Items in Fair Value Hedging Relationships
The following table displays the carrying amounts of the hedged items that have been in qualifying fair value hedges recorded in our condensed consolidated balance sheets, including the hedged item’s cumulative basis adjustments and the closed portfolio balances under the portfolio layer method. The hedged item carrying amounts and total basis adjustments include both open and discontinued hedges. The amortized cost and designated UPB consists only of open hedges as of September 30, 2026 and December 31, 2025.

	As of September 30, 2026
	Carrying Amount Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Basis Adjustments Included in the Carrying Amount		Closed Portfolio of Mortgage Loans Under Portfolio Layer Method
		Total Basis Adjustments(1)	Remaining Adjustments - Discontinued Hedge	Total Amortized Cost	Designated UPB
	(Dollars in millions)
Mortgage loans HFI	$1,689,143	$(3,899)	$(3,899)	$394,669	$49,590
Debt of Fannie Mae	(21,485)	2,579	2,579	N/A	N/A

	As of December 31, 2025
	Carrying Amount Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Basis Adjustments Included in the Carrying Amount		Closed Portfolio of Mortgage Loans Under Portfolio Layer Method
		Total Basis Adjustments(1)	Remaining Adjustments - Discontinued Hedge	Total Amortized Cost	Designated UPB
	(Dollars in millions)
Mortgage loans HFI	$1,343,231	$(344)	$(344)	$251,659	$39,605
Debt of Fannie Mae	(28,764)	2,355	2,355	N/A	N/A
(1)    No basis adjustment associated with open hedges, as all hedges are designated at the close of business, with a one-day term.
Derivative Counterparty Credit Exposure
Our derivative counterparty credit exposure relates principally to interest-rate derivative contracts. We manage our derivative counterparty credit exposure relating to our risk management derivative transactions mainly through enforceable master netting arrangements and collateral requirements. See “Note 12, Netting Arrangements” for information on our rights to offset assets and liabilities as of September 30, 2026 and December 31, 2025.
For certain over-the-counter (“OTC”) derivatives, the amount of collateral we pledge to counterparties related to our derivative instruments is determined after considering our credit ratings. Currently, our long-term senior debt is rated AA+ or above by the three major rating agencies, S&P Global Ratings, Moody’s Ratings, and Fitch Ratings. If our long-term senior debt credit ratings were downgraded to established thresholds in our OTC derivative contracts, which range from A3/A- to Baa2/BBB or below, we would be required to provide additional collateral to certain counterparties. The aggregate fair value of our OTC derivative instruments with credit-risk-related contingent features that were in a net liability position was $1.1 billion and $651 million, for which we posted collateral of $756 million and $552 million as of September 30, 2026 and December 31, 2025, respectively. If our credit ratings were downgraded to Baa2/BBB or below, the maximum additional collateral we would have been required to post to our counterparties as of September 30, 2026 and December 31, 2025 would have been $740 million and $316 million, respectively.

Fannie Mae (In conservatorship) Third Quarter 2026 Form 10-Q	87

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
The substantial majority of the gains and losses associated with our risk management derivatives are allocated to our Single-Family business segment. During the third quarter of 2026, we changed our methodology for allocating certain components of these gains and losses between our two business segments. The revised methodology better reflects each segment’s exposure to changes in fair value. We did not recast prior-year segment results to conform to the new basis because the effect of applying the revised methodology to those periods was not significant.
The following table displays total assets by segment.

	As of
	September 30, 2026	December 31, 2025
	(Dollars in millions)
Single-Family	$3,740,283	$3,757,261
Multifamily	577,604	560,277
Total assets	$4,317,887	$4,317,538
We operate our business solely in the United States and its territories, and accordingly, we generate no revenue from and have no long-lived assets, other than financial instruments, in geographic locations other than the United States and its territories.

Fannie Mae (In conservatorship) Third Quarter 2026 Form 10-Q	88

Notes to Condensed Consolidated Financial Statements | Segment Reporting

The below table displays our segment results.

	For the Three Months Ended September 30,
	2026			2025
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Net interest income(1)	$6,268	$1,291	$7,559	$5,992	$1,192	$7,184
Fee and other income	68	24	92	104	19	123
Net revenues	6,336	1,315	7,651	6,096	1,211	7,307
Fair value gains (losses), net(2)	658	(28)	630	(22)	35	13
Investment gains (losses), net(3)	92	2	94	127	(7)	120
Other gains (losses), net	750	(26)	724	105	28	133
(Provision) benefit for credit losses(4)	(694)	(446)	(1,140)	(269)	(69)	(338)
Non-interest expense:
Administrative expenses(5)	(630)	(154)	(784)	(669)	(150)	(819)
Legislative assessments(6)	(912)	(12)	(924)	(929)	(14)	(943)
Credit enhancement expense(7)	(289)	(82)	(371)	(330)	(79)	(409)
Other income (expense), net(8)	(107)	63	(44)	(129)	33	(96)
Total non-interest expense	(1,938)	(185)	(2,123)	(2,057)	(210)	(2,267)
Income before federal income taxes	4,454	658	5,112	3,875	960	4,835
Provision for federal income taxes	(812)	(123)	(935)	(790)	(186)	(976)
Net income	$3,642	$535	$4,177	$3,085	$774	$3,859

	For the Nine Months Ended September 30,
	2026			2025
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Net interest income(1)	$18,494	$3,756	$22,250	$17,850	$3,490	$21,340
Fee and other income	182	64	246	238	55	293
Net revenues	18,676	3,820	22,496	18,088	3,545	21,633
Fair value gains (losses), net(2)	699	(24)	675	257	90	347
Investment gains (losses), net(3)	(115)	(15)	(130)	108	(8)	100
Other gains (losses), net	584	(39)	545	365	82	447
(Provision) benefit for credit losses(4)	(1,023)	(879)	(1,902)	(1,030)	(278)	(1,308)
Non-interest expense:
Administrative expenses(5)	(1,881)	(459)	(2,340)	(2,168)	(490)	(2,658)
Legislative assessments(6)	(2,754)	(35)	(2,789)	(2,767)	(46)	(2,813)
Credit enhancement expense(7)	(847)	(243)	(1,090)	(1,055)	(233)	(1,288)
Other income (expense), net(8)	(284)	129	(155)	(433)	(7)	(440)
Total non-interest expense	(5,766)	(608)	(6,374)	(6,423)	(776)	(7,199)
Income before federal income taxes	12,471	2,294	14,765	11,000	2,573	13,573
Provision for federal income taxes	(2,492)	(394)	(2,886)	(2,261)	(475)	(2,736)
Net income	$9,979	$1,900	$11,879	$8,739	$2,098	$10,837

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

Fannie Mae (In conservatorship) Third Quarter 2026 Form 10-Q	89

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
(2)Single-family fair value gains (losses) primarily consist of fair value gains and losses on risk management and mortgage commitment derivatives, trading securities, fair value option debt, and other financial instruments associated with our single-family guaranty book of business. Multifamily fair value gains (losses) primarily consist of fair value gains and losses on trading securities, risk management derivatives, and other financial instruments associated with our multifamily guaranty book of business.
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

Fannie Mae (In conservatorship) Third Quarter 2026 Form 10-Q	90

Notes to Condensed Consolidated Financial Statements | Concentrations of Credit Risk
11.  Concentrations of Credit Risk
Risk Characteristics of our Guaranty Book of Business
One of the measures by which management gauges our credit risk is the delinquency status of the mortgage loans in our guaranty book of business.
For single-family and multifamily loans, management uses this information, in conjunction with housing market data, other economic data, our capital requirements and our mission objectives, to help inform changes to our eligibility and underwriting criteria, subject to the oversight and direction of FHFA as our conservator. Management also uses this data together with other credit risk measures to identify key trends that guide the development of our loss mitigation strategies.
We report the delinquency status of our single-family and multifamily guaranty books of business below.
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

	As of
	September 30, 2026			December 31, 2025
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent
Percentage of single-family conventional guaranty book of business based on UPB	1.04%	0.30%	0.68%	1.00%	0.30%	0.63%
Percentage of single-family conventional loans based on loan count	1.09	0.30	0.62	1.05	0.30	0.58

	As of
	September 30, 2026		December 31, 2025
	Percentage of Single-Family Conventional Guaranty Book of Business Based on UPB	Serious Delinquency Rate(1)	Percentage of Single-Family Conventional Guaranty Book of Business Based on UPB	Serious Delinquency Rate(1)
Estimated mark-to-market LTV ratio:
80.01% to 90%	7%	1.13%	7%	1.03%
90.01% to 100%	5	1.16	4	0.98
Greater than 100%	*	4.39	*	3.46
Geographical distribution:
California	18	0.47	18	0.44
Florida	6	0.91	6	0.85
Illinois	3	0.73	3	0.73
New York	4	0.82	4	0.78
Texas	8	0.78	8	0.74
All other states	61	0.58	61	0.54
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

Fannie Mae (In conservatorship) Third Quarter 2026 Form 10-Q	91

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

	As of
	September 30, 2026(1)		December 31, 2025(1)
	30 - 59 Days Delinquent	Seriously Delinquent(2)	30 - 59 Days Delinquent	Seriously Delinquent(2)
Percentage of multifamily guaranty book of business	0.11%	0.62%	0.10%	0.74%

	As of
	September 30, 2026		December 31, 2025
	Percentage of Multifamily Guaranty Book of Business(1)	Serious Delinquency Rate(2)(3)	Percentage of Multifamily Guaranty Book of Business(1)	Serious Delinquency Rate(2)(3)
Original LTV ratio:
Greater than 80%	1%	0.47%	1%	0.12%
Less than or equal to 80%	99	0.62	99	0.75
Current DSCR below 1.0(4)	5	6.54	4	5.88
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

Fannie Mae (In conservatorship) Third Quarter 2026 Form 10-Q	92

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

	As of September 30, 2026
		Gross Amount Offset(1)	Net Amount Presented in our Condensed Consolidated Balance Sheets		Amounts Not Offset in our Condensed Consolidated Balance Sheets
	Gross Amount				Financial Instruments(2)	Collateral(3)	Net Amount
	(Dollars in millions)
Assets:
OTC risk management derivatives	$416	$(406)	$10		$—	$(4)	$6
Cleared risk management derivatives	—	200	200		—	—	200
Mortgage commitment derivatives	241	—	241		(202)	(32)	7
Total derivative assets	657	(206)	451	(4)	(202)	(36)	213
Securities purchased under agreements to resell	33,450	—	33,450		—	(33,450)	—
Total assets	$34,107	$(206)	$33,901		$(202)	$(33,486)	$213
Liabilities:
OTC risk management derivatives	$(2,665)	$2,643	$(22)		$—	$4	$(18)
Cleared risk management derivatives	—	(2)	(2)		—	2	—
Mortgage commitment derivatives	(529)	—	(529)		202	71	(256)
Total liabilities	$(3,194)	$2,641	$(553)	(4)	$202	$77	$(274)

	As of December 31, 2025
		Gross Amount Offset(1)	Net Amount Presented in our Condensed Consolidated Balance Sheets		Amounts Not Offset in our Condensed Consolidated Balance Sheets
	Gross Amount				Financial Instruments(2)	Collateral(3)	Net Amount
	(Dollars in millions)
Assets:
OTC risk management derivatives	$277	$(266)	$11		$—	$—	$11
Cleared risk management derivatives	—	67	67		—	—	67
Mortgage commitment derivatives	55	—	55		(24)	(1)	30
Total derivative assets	332	(199)	133	(4)	(24)	(1)	108
Securities purchased under agreements to resell	45,650	—	45,650		—	(45,650)	—
Total assets	$45,982	$(199)	$45,783		$(24)	$(45,651)	$108
Liabilities:
OTC risk management derivatives	$(1,256)	$1,244	$(12)		$—	$10	$(2)
Cleared risk management derivatives	—	(2)	(2)		—	2	—
Mortgage commitment derivatives	(131)	—	(131)		24	101	(6)
Total liabilities	$(1,387)	$1,242	$(145)	(4)	$24	$113	$(8)
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

Fannie Mae (In conservatorship) Third Quarter 2026 Form 10-Q	93

Notes to Condensed Consolidated Financial Statements | Netting Arrangements
(4)Excludes derivative assets of $48 million and $44 million as of September 30, 2026 and December 31, 2025, respectively, and derivative liabilities of $87 million and $7 million as of September 30, 2026 and December 31, 2025, respectively, recognized in our condensed consolidated balance sheets, that were not subject to enforceable master netting arrangements.
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
•Level 3: Unobservable inputs.
We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. See “Note 16, Fair Value” in our 2025 Form 10-K for information on the valuation control processes and the valuation techniques we use for fair value measurement and disclosure as well as our basis for classifying these measurements as Level 1, Level 2 or Level 3 of the valuation hierarchy in more specific situations. If the inputs used to measure assets or liabilities at fair value change, it may also result in a change in classification among Levels 1, 2, and 3. We made no material changes to the valuation control processes or the valuation techniques for the nine months ended September 30, 2026.

Fannie Mae (In conservatorship) Third Quarter 2026 Form 10-Q	94

Notes to Condensed Consolidated Financial Statements | Fair Value
Recurring Changes in Fair Value
The following tables display our assets and liabilities measured in our condensed consolidated balance sheets at fair value on a recurring basis subsequent to initial recognition, including instruments for which we have elected the fair value option.

	Fair Value Measurements as of September 30, 2026
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Recurring fair value measurements:
Assets:
Trading securities:
Mortgage-related(2)	$—	$23,047	$22	$—	$23,069
Non-mortgage-related(3)	40,068	19	—	—	40,087
Total trading securities	40,068	23,066	22	—	63,156
Available-for-sale securities:
Mortgage-related(2)	—	269	301	—	570
Non-mortgage-related(3)	36,997	—	—	—	36,997
Total available-for-sale securities	36,997	269	301	—	37,567
Mortgage loans	—	5,935	374	—	6,309
Derivative assets	—	658	47	(206)	499
Total assets at fair value	$77,065	$29,928	$744	$(206)	$107,531

Liabilities:
Long-term debt:
Of Fannie Mae	$—	$—	$235	$—	$235
Of consolidated trusts	—	14,649	79	—	14,728
Total long-term debt	—	14,649	314	—	14,963
Derivative liabilities	—	3,269	12	(2,641)	640
Total liabilities at fair value	$—	$17,918	$326	$(2,641)	$15,603

	Fair Value Measurements as of December 31, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Recurring fair value measurements:
Assets:
Trading securities:
Mortgage-related(2)	$—	$14,264	$27	$—	$14,291
Non-mortgage-related(3)	55,205	18	—	—	55,223
Total trading securities	55,205	14,282	27	—	69,514
Available-for-sale securities:
Mortgage-related(2)	—	34	341	—	375
Non-mortgage-related(3)	—	—	—	—	—
Total available-for-sale securities	—	34	341	—	375
Mortgage loans	—	5,076	388	—	5,464
Derivative assets	—	304	72	(199)	177
Total assets at fair value	$55,205	$19,696	$828	$(199)	$75,530

Liabilities:
Long-term debt:
Of Fannie Mae	$—	$—	$256	$—	$256
Of consolidated trusts	—	14,969	91	—	15,060
Total long-term debt	—	14,969	347	—	15,316
Derivative liabilities	—	1,387	7	(1,242)	152
Total liabilities at fair value	$—	$16,356	$354	$(1,242)	$15,468

Fannie Mae (In conservatorship) Third Quarter 2026 Form 10-Q	95

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

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Trading Securities	Available-for-Sale Securities	Mortgage Loans	Net Derivatives	Long-term Debt
	(Dollars in millions)
Balance as of June 30, 2026	$26	$320	$367	$69	$(346)
Purchases	—	—	—	—	—
Sales	—	—	—	—	—
Issuances	—	—	—	—	—
Settlements	—	(11)	(20)	1	6
Net transfers	—	—	32	—	—
Total gains (losses) realized & unrealized(1)	(4)	(8)	(5)	(35)	26
Balance as of September 30, 2026	$22	$301	$374	$35	$(314)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Trading Securities	Available-for-Sale Securities	Mortgage Loans	Net Derivatives	Long-term Debt
	(Dollars in millions)
Balance as of December 31, 2025	$27	$341	$388	$65	$(347)
Purchases	—	—	—	—	—
Sales	—	—	—	—	—
Issuances	—	—	—	—	—
Settlements	—	(29)	(47)	5	15
Net transfers	—	(1)	38	10	—
Total gains (losses) realized & unrealized(1)	(5)	(10)	(5)	(45)	18
Balance as of September 30, 2026	$22	$301	$374	$35	$(314)

Fannie Mae (In conservatorship) Third Quarter 2026 Form 10-Q	96

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Trading Securities	Available-for-Sale Securities	Mortgage Loans	Net Derivatives	Long-term Debt
	(Dollars in millions)
Balance as of June 30, 2025	$25	$399	$376	$33	$(350)
Purchases	—	—	—	—	—
Sales	—	—	(1)	—	—
Issuances	—	—	—	—	—
Settlements	—	(39)	(12)	2	4
Net transfers	—	—	1	—	—
Total gains (losses) realized & unrealized(1)	1	(9)	7	13	(6)
Balance as of September 30, 2025	$26	$351	$371	$48	$(352)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Trading Securities	Available-for-Sale Securities	Mortgage Loans	Net Derivatives	Long-term Debt
	(Dollars in millions)
Balance as of December 31, 2024	$28	$427	$399	$39	$(353)
Purchases	—	—	—	—	—
Sales	—	—	(1)	—	—
Issuances	—	—	—	—	—
Settlements	—	(75)	(41)	21	10
Net transfers	(3)	—	—	—	—
Total gains (losses) realized & unrealized(1)	1	(1)	14	(12)	(9)
Balance as of September 30, 2025	$26	$351	$371	$48	$(352)
(1)We had no significant unrealized gains or losses related to assets and liabilities still held in either “Net income” or “Other comprehensive income (loss)” as of September 30, 2026 or September 30, 2025.
The following tables display significant valuation techniques for our Level 3 assets and liabilities measured at fair value on a recurring basis, excluding instruments for which we have elected the fair value option. Changes in these unobservable inputs can result in significantly higher or lower fair value measurements of these assets and liabilities as of the reporting date.

	Fair Value Measurements as of September 30, 2026
	Fair Value	Significant Valuation Techniques
	(Dollars in millions)
Recurring fair value measurements:
Trading securities:
Mortgage-related	$22	Single Vendor
Available-for-sale securities:
Mortgage-related	$301	Primarily Consensus and Single Vendor
Net derivatives	$35	Dealer Mark and Discounted Cash Flow

	Fair Value Measurements as of December 31, 2025
	Fair Value	Significant Valuation Techniques
	(Dollars in millions)
Recurring fair value measurements:
Trading securities:
Mortgage-related	$27	Single Vendor
Available-for-sale securities:
Mortgage-related	$341	Primarily Consensus, Single Vendor, and Discounted Cash Flow
Net derivatives	$65	Dealer Mark and Discounted Cash Flow

Fannie Mae (In conservatorship) Third Quarter 2026 Form 10-Q	97

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
The following table displays valuation techniques for our Level 3 assets measured at fair value on a nonrecurring basis.

		Fair Value Measurements as of
	Valuation Techniques	September 30, 2026	December 31, 2025
		(Dollars in millions)
Nonrecurring fair value measurements:
Mortgage loans:(1)
Mortgage loans held for sale, at lower of cost or fair value	Consensus	$172	$107
Single-family mortgage loans held for investment, at amortized cost	Internal Model	209	221

Multifamily mortgage loans held for investment, at amortized cost	Appraisal	159	231
	Asset Manager Estimate	13	1
	Broker Price Opinion	1,631	1,586
	Internal Model	352	250
Total multifamily mortgage loans held for investment, at amortized cost		2,155	2,068
Acquired property, net:
Single-family	Accepted Offer and Appraisal	217	139
	Internal Model and Walk Forward	324	263
Total single-family		541	402
Multifamily	Broker Price Opinion and Appraisal	298	104
Total nonrecurring assets at fair value		$3,375	$2,902
(1)When we measure impairment, including recoveries, based on the fair value of the loan or the underlying collateral and impairment is recorded on any component of the mortgage loan, including accrued interest receivable and amounts due from the borrower for advances of taxes and insurance, we present the entire fair value measurement amount with the corresponding mortgage loan.

Fannie Mae (In conservatorship) Third Quarter 2026 Form 10-Q	98

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

	As of September 30, 2026
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment	Estimated Fair Value
	(Dollars in millions)
Financial assets:
Cash, including restricted cash	$36,343	$36,343	$—	$—	$—	$36,343
Securities purchased under agreements to resell	33,450	—	33,450	—	—	33,450
Trading securities	63,156	40,068	23,066	22	—	63,156
Available-for-sale securities	37,567	36,997	269	301	—	37,567
Mortgage loans held for sale	332	—	215	150	—	365
Mortgage loans held for investment, net of allowance for loan losses	4,106,299	—	3,437,626	154,860	—	3,592,486
Advances to lenders	1,206	—	1,206	—	—	1,206
Derivative assets at fair value	499	—	658	47	(206)	499
Guaranty assets	95	—	—	171	—	171
Total financial assets	$4,278,947	$113,408	$3,496,490	$155,551	$(206)	$3,765,243

Financial liabilities:
Short-term debt:
Of Fannie Mae	$31,120	$—	$31,117	$—	$—	$31,117
Long-term debt:
Of Fannie Mae	137,611	—	137,415	235	—	137,650
Of consolidated trusts	4,000,518	—	3,440,818	230	—	3,441,048
Derivative liabilities at fair value	640	—	3,269	12	(2,641)	640
Guaranty obligations	100	—	—	51	—	51
Total financial liabilities	$4,169,989	$—	$3,612,619	$528	$(2,641)	$3,610,506

Fannie Mae (In conservatorship) Third Quarter 2026 Form 10-Q	99

Notes to Condensed Consolidated Financial Statements | Fair Value

	As of December 31, 2025
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment	Estimated Fair Value
	(Dollars in millions)
Financial assets:
Cash, including restricted cash	$42,583	$42,583	$—	$—	$—	$42,583
Securities purchased under agreements to resell	45,650	—	45,650	—	—	45,650
Trading securities	69,514	55,205	14,282	27	—	69,514
Available-for-sale securities	375	—	34	341	—	375
Mortgage loans held for sale	209	—	23	201	—	224
Mortgage loans held for investment, net of allowance for loan losses	4,119,104	—	3,656,465	137,864	—	3,794,329
Advances to lenders	3,595	—	3,595	—	—	3,595
Derivative assets at fair value	177	—	304	72	(199)	177
Guaranty assets	90	—	—	172	—	172
Total financial assets	$4,281,297	$97,788	$3,720,353	$138,677	$(199)	$3,956,619

Financial liabilities:
Short-term debt:
Of Fannie Mae	$24,538	$—	$24,548	$—	$—	$24,548
Long-term debt:
Of Fannie Mae	102,751	—	104,784	602	—	105,386
Of consolidated trusts	4,053,140	—	3,701,675	235	—	3,701,910
Derivative liabilities at fair value	152	—	1,387	7	(1,242)	152
Guaranty obligations	96	—	—	54	—	54
Total financial liabilities	$4,180,677	$—	$3,832,394	$898	$(1,242)	$3,832,050
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
The following table displays the fair value and UPB of the financial instruments for which we have elected the fair value option.

	As of
	September 30, 2026			December 31, 2025
	Loans(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts	Loans(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts
	(Dollars in millions)
Fair value	$6,309	$235	$14,728	$5,464	$256	$15,060
UPB	7,242	250	16,346	5,808	250	15,516

Fannie Mae (In conservatorship) Third Quarter 2026 Form 10-Q	100

Notes to Condensed Consolidated Financial Statements | Fair Value
(1)Includes nonaccrual loans with a fair value of $30 million as of both September 30, 2026 and December 31, 2025. Includes loans that are 90 days or more past due with a fair value of $25 million and $26 million as of September 30, 2026 and December 31, 2025, respectively.
Changes in Fair Value under the Fair Value Option Election
We recorded losses of $370 million and $392 million for the three and nine months ended September 30, 2026, and gains of $87 million and $248 million for the three and nine months ended September 30, 2025, from changes in the fair value of loans recorded at fair value in “Fair value gains (losses), net” in our condensed consolidated statements of operations and comprehensive income.
We recorded gains of $730 million and $849 million for the three and nine months ended September 30, 2026, and losses of $203 million and $582 million for the three and nine months ended September 30, 2025, from changes in the fair value of long-term debt recorded at fair value in “Fair value gains (losses), net” in our condensed consolidated statements of operations and comprehensive income.
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

Fannie Mae (In conservatorship) Third Quarter 2026 Form 10-Q	101

Notes to Condensed Consolidated Financial Statements | Commitments and Contingencies

judgment as a matter of law, which the court denied on March 14, 2025. The defendants filed a notice of appeal on April 11, 2025. On April 25, 2025, plaintiffs filed a notice of cross-appeal challenging several of the court’s pretrial rulings, which they contend prevented them from seeking the full measure of their alleged damages. After briefing and oral argument, the U.S. Court of Appeals for the District of Columbia Circuit (the “D.C. Circuit”) affirmed the district court’s final judgment on July 24, 2026. Defendants filed a petition for rehearing en banc with the D.C. Circuit on September 8, 2026. On October 16, 2026, the D.C. Circuit denied the petition. Defendants may seek review by the U.S. Supreme Court by filing a petition within 90 days of the D.C. Circuit’s denial. Until the appeal is resolved and any final judgment amount has been paid, post-judgment interest on the damages and prejudgment interest awards will accrue at a rate of 5.01%, starting on March 20, 2024, to be computed daily and compounded annually. We recognized $495 million in 2023 related to the jury verdict and estimated prejudgment interest through December 31, 2023 in “Other expenses, net.” We recognized an additional $24 million and $26 million of expense in 2024 and 2025, respectively, and $7 million and $20 million of expense for the three and nine months ended September 30, 2026, respectively, related to the prejudgment and post-judgment interest.
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

Capital Metrics under the Enterprise Regulatory Capital Framework as of September 30, 2026(1)
(Dollars in billions)
Adjusted total assets	$4,419
Risk-weighted assets	1,467

	Amounts			Ratios
	Available Capital (Deficit)(2)	Minimum Capital Requirement	Total Capital Requirement (including Buffers)(3)	Available Capital (Deficit) Ratio	Minimum Capital Ratio Requirement	Total Capital Requirement Ratio (including Buffers)
Risk-based capital:
Total capital (statutory)(4)	$10	$117	$117	0.7%	8.0%	8.0%
Common equity tier 1 capital	(30)	66	143	(2.0)	4.5	9.7
Tier 1 capital	(11)	88	165	(0.7)	6.0	11.2
Adjusted total capital	(11)	117	194	(0.7)	8.0	13.2
Leverage capital:
Core capital (statutory)(5)	*	110	110	—	2.5	2.5
Tier 1 capital	(11)	110	132	(0.2)	2.5	3.0

Fannie Mae (In conservatorship) Third Quarter 2026 Form 10-Q	102

Notes to Condensed Consolidated Financial Statements | Regulatory Capital Requirements

Capital Metrics under the Enterprise Regulatory Capital Framework as of December 31, 2025(1)
(Dollars in billions)
Adjusted total assets	$4,423
Risk-weighted assets	1,411

	Amounts			Ratios
	Available Capital (Deficit)(2)	Minimum Capital Requirement	Total Capital Requirement (including Buffers)(3)	Available Capital (Deficit) Ratio	Minimum Capital Ratio Requirement	Total Capital Requirement Ratio (including Buffers)
Risk-based capital:
Total capital (statutory)(4)	$(3)	$113	$113	(0.2)%	8.0%	8.0%
Common equity tier 1 capital	(41)	63	143	(2.9)	4.5	10.2
Tier 1 capital	(22)	85	165	(1.6)	6.0	11.7
Adjusted total capital	(22)	113	193	(1.6)	8.0	13.7
Leverage capital:
Core capital (statutory)(5)	(12)	111	111	(0.3)	2.5	2.5
Tier 1 capital	(22)	111	134	(0.5)	2.5	3.0
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

Fannie Mae (In conservatorship) Third Quarter 2026 Form 10-Q	103

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
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures in effect as of September 30, 2026, the end of the period covered by this report. As a result of management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of September 30, 2026, or as of the date of filing this report.
Our disclosure controls and procedures were not effective as of September 30, 2026, or as of the date of filing this report because they did not adequately ensure the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws. As a result, we were not able to rely upon the disclosure controls and procedures that were in place as of September 30, 2026, or as of the date of this filing, and we continue to have a material weakness in our internal control over financial reporting. This material weakness is described in more detail below under “Description of Material Weakness.” Based on discussions with FHFA and the structural nature of this material weakness, we do not expect to remediate this material weakness while we are under conservatorship.
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
Management has determined that we continued to have the following material weakness as of September 30, 2026, and as of the date of filing this report:
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

Fannie Mae Third Quarter 2026 Form 10-Q	104

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
Due to these circumstances, we have not been able to update our disclosure controls and procedures in a manner that adequately ensures the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws, including disclosures affecting our condensed consolidated financial statements. As a result, we did not maintain effective controls and procedures designed to ensure complete and accurate disclosure as required by GAAP as of September 30, 2026, or as of the date of filing this report. Based on discussions with FHFA and the structural nature of this weakness, we do not expect to remediate this material weakness while we are under conservatorship.
Mitigating Actions Related to Material Weakness
We and FHFA have engaged in the following practices intended to permit accumulation and communication to management of information needed to meet our disclosure obligations under the federal securities laws:
•FHFA has established a process to facilitate operation of the company under the oversight of the conservator.
•FHFA personnel, including senior officials, have reviewed our quarterly and annual SEC filings prior to filing, including this quarterly report on Form 10-Q for the quarter ended September 30, 2026 (“Third Quarter 2026 Form 10-Q”), and engaged in discussions regarding issues associated with the information contained in those filings. Prior to filing our Third Quarter 2026 Form 10-Q, FHFA provided Fannie Mae management with written acknowledgment that it had reviewed the Third Quarter 2026 Form 10-Q, and it was not aware of any material misstatements or omissions in the Third Quarter 2026 Form 10-Q and had no objection to our filing the Third Quarter 2026 Form 10-Q.
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
Changes in Internal Control Over Financial Reporting
Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting from July 1, 2026 through September 30, 2026 that management believes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Fannie Mae Third Quarter 2026 Form 10-Q	105

Other Information

PART II—OTHER INFORMATION
Item 1.  Legal Proceedings
The information in this item supplements and updates information regarding certain legal proceedings set forth in “Legal Proceedings” in our 2025 Form 10-K, our Form 10-Q for the quarter ended March 31, 2026 and our Form 10-Q for the quarter ended June 30, 2026. We also provide information regarding material legal proceedings in “Note 14, Commitments and Contingencies,” which is incorporated herein by reference. In addition to the matters specifically described or incorporated by reference in this item, we are involved in legal and regulatory proceedings that arise in the ordinary course of business that we do not expect will have a material impact on our business or financial condition. However, litigation claims and proceedings of all types are subject to many factors and their outcome and effect on our business and financial condition generally cannot be predicted accurately.
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
Senior Preferred Stock Purchase Agreements Litigation
Beginning in June 2013, lawsuits were filed in multiple federal courts by preferred and common stockholders of Fannie Mae and Freddie Mac against one or more of the United States, Treasury and FHFA, and in some cases Fannie Mae and Freddie Mac, challenging actions taken by the defendants relating to the Fannie Mae and Freddie Mac senior preferred stock purchase agreements and other matters. Most of these lawsuits have been resolved. The cases in which Fannie Mae is a defendant or that could impact Fannie Mae that remain pending or were terminated after June 30, 2026 are described below.
District of Columbia (In re Fannie Mae/Freddie Mac Senior Preferred Stock Purchase Agreement Class Action Litigations and Fairholme Funds v. FHFA). Fannie Mae is a defendant in two cases filed in the U.S. District Court for the District of Columbia, including a consolidated class action. The cases were consolidated for trial, and on August 14, 2023, the jury returned a verdict for the plaintiffs and awarded damages of $299.4 million to Fannie Mae preferred stockholders. On March 20, 2024, the court entered final judgment and set the amount of prejudgment interest owed by Fannie Mae at $199.7 million. Defendants filed a notice of appeal on April 11, 2025, and plaintiffs filed a notice of cross-appeal on April 25, 2025. After briefing and oral argument, the U.S. Court of Appeals for the District of Columbia Circuit (the “D.C. Circuit”) affirmed the district court’s final judgment on July 24, 2026. Defendants filed a petition for rehearing en banc with the D.C. Circuit on September 8, 2026. On October 16, 2026, the D.C. Circuit denied the petition. Defendants may seek review by the U.S. Supreme Court by filing a petition within 90 days of the D.C. Circuit’s denial. See “Note 14, Commitments and Contingencies” for additional information.
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

Fannie Mae Third Quarter 2026 Form 10-Q	106

Other Information

The risks we face could materially adversely affect our business, results of operations, financial condition, liquidity and net worth, and could cause our actual results to differ materially from our past results or the results contemplated by any forward-looking statements we make. We believe the risks described in the sections of this report and our 2025 Form 10-K referenced above are the most significant we face; however, these are not the only risks we face. We face additional risks and uncertainties not currently known to us or that we currently believe are immaterial.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Common Stock
Our common stock is traded in the over-the-counter market and quoted on the OTCQB, operated by OTC Markets Group Inc., under the ticker symbol “FNMA.”
Recent Sales of Unregistered Equity Securities
Under the terms of our senior preferred stock purchase agreement with Treasury, we are prohibited from selling or issuing our equity interests without the prior written consent of Treasury except under limited circumstances, which are described in “Business—Conservatorship and Treasury Agreements—Treasury Agreements—Covenants” in our 2025 Form 10-K. During the quarter ended September 30, 2026, we did not sell any equity securities.
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
Our Purchases of Equity Securities
We did not repurchase any of our equity securities during the third quarter of 2026.
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

Fannie Mae Third Quarter 2026 Form 10-Q	107

Other Information

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
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
None.
Item 5.  Other Information
Trading Arrangements
During the quarter ended September 30, 2026, no Fannie Mae director or officer (as that term is defined by the SEC in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement for transactions in Fannie Mae securities.

Fannie Mae Third Quarter 2026 Form 10-Q	108

Other Information

Item 6.  Exhibits
The exhibits listed below are being filed or furnished with or incorporated by reference into this report.

Item	Description
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

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101. INS	Inline XBRL Instance Document* - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101. SCH	Inline XBRL Taxonomy Extension Schema*
101. CAL	Inline XBRL Taxonomy Extension Calculation*
101. DEF	Inline XBRL Taxonomy Extension Definition*
101. LAB	Inline XBRL Taxonomy Extension Label*
101. PRE	Inline XBRL Taxonomy Extension Presentation*
104	Cover Page Interactive Data File* (embedded within the Inline XBRL document)
*    The financial information contained in these Inline XBRL documents is unaudited.

Fannie Mae Third Quarter 2026 Form 10-Q	109

Signatures

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal National Mortgage Association

By:	/s/ Peter Akwaboah
Peter Akwaboah Acting Chief Executive Officer, and Executive Vice President and Chief Operating Officer
Date: October 28, 2026

By:	/s/ Chryssa C. Halley
Chryssa C. Halley Executive Vice President and Chief Financial Officer
Date: October 28, 2026

Fannie Mae Third Quarter 2026 Form 10-Q	110